Form 10KSB
period 2007-12-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2008-03-17
CIK 1396536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.
(Name of Small Business Issuer in its Charter)

Florida	65-049317
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2120 SW Danforth Circle, Palm City FL 34990
(Address of Principal Executive Offices)

(772) 286-3682
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2007 were $459,910.

The aggregate market value of the issuer’s Common Stock held by non-affiliates: N/A

Number of shares of common stock outstanding as of March 3, 2008:   11,409,834

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business.

BUSINESS OVERVIEW

We have been in business since May of 1994. During the first twelve (12) years of operation, the primary focus of the business was to offer for sale through ISA’s Value Added Reseller Agreements in place in several of the industry leaders, software products and services that allow companies to track and manage assets, primarily in the realm of corporate real estate and corporate IT network infrastructure including equipment maintain in corporate data centers. We refer to our product and services suite as asset management solutions. Our solutions can reduce sourcing, procurement and tracking costs, improve tracking and monitoring of asset performance and reduce operational downtime.

Initially, we were a Business Partner (a/k/a Value Added Reseller) with Aperture Technologies, Inc. of Stamford, CT.  (It should be noted that the term “Business Partner” is somewhat misleading because in reality we are simply a subcontractor for Aperture.  We invite you to examine our contract with Aperture setting forth this subcontracting relationship; it has been attached as Exhibit 10.8.) At that time, Aperture’s Network Management tools (“System”), was one of the leading solutions in its field. For more than five years, Aperture Technologies, Inc. has provided enterprise asset management solutions to customers in the United States, Europe and Asia and Pacific Rim. During this same timeframe, we have offered Aperture’s enterprise asset management solutions to customers and prospects in North America.

The typical Value Added Reseller Agreement allows the vendor’s partner/subcontractor (in this case ISA) the ability to offer to its client’s and prospects a Commercial Off The Shelf  software solution to address a particular business problem. The primary focus of ISAs business is working data center operations, network management department and corporate real estate department to identify and then implement a software solution which addresses their needs based upon extensive research done prior to the selection and culminating in the purchase by the client and implementation by ISA of the chosen solution.

All of the products listed under our Value Added Reseller relationships (Vista, Obtain 24/7, Vision FM, the Facilities Manager, AutoCAD, and RACKWISE DCM) are products developed by third parties.

The products obtained from third parties are done so through executed Value Added Reseller Agreements. Although each of the vendor’s agreements differs to some degree, the basic understandings are the same. Information Systems Associates is authorized by each of the vendors to offer their (the vendor’s software solutions) to Information Systems Associates’ clients. In return, Information Systems Associates receives a commission on the sale of the software. The percentage ranges between twenty (20) and thirty (30) percent of the sale. On occasion, Information Systems Associates provide pre-sales support services to the vendor’s clients. In addition, Information Systems Associates is given the opportunity to implement the software solution and provide training to its clients. On an ongoing basis, Information Systems Associates can and does provide additional consulting services beyond those provided initially to the client.

The need for a better way to capture corporate asset information became evident to ISAs management team. After reviewing the methods and technology in use at that time (1ST Quarter 2006) for the purpose of data collection, it was decided within ISA to define a data collection process and subsequently to design and build a software solution capable of delivering quality data (output) through the use of programming techniques that incorporated many of the much needed features and capabilities, especially real time data validation.

Our customer list includes a number of leading organizations, such as Northrop Grumman Electronic Systems, National Counsel on Compensation Insurance (NCCI), Blue Cross Blue Shield of Florida, and Comcast Communications.

Information Systems Associates, Inc. sells software products and services that allow our customers to track and manage assets, primarily in asset intensive industries.

We refer to our product and services suite as asset management solutions. Our solutions can reduce sourcing, procurement and tracking costs, improve tracking and monitoring of asset performance and reduce operational downtime.

We began using Aperture’s Network Management tools (“System”), in June 1995. For more than five years, Aperture has provided enterprise asset management solutions to customers in the United States, Europe and Asia and Pacific Rim. For the past five years, we have provided enterprise asset management solutions to customers in North America.

Our customer list includes a number of leading organizations, such as Northrop Grumman Electronic Systems, National Counsel on Compensation Insurance, Blue Cross Blue Shield of Florida, and Comcast Communications.

Our application products are also used by corporate Real Estate departments to manage their real property lease obligations (as both tenant and landlord), to determine their company’s use of corporate space, to develop plans for relocations, mergers and acquisitions as it relates to the use of space (office, manufacturing, warehousing).

INDUSTRY BACKGROUND AND OVERVIEW

Asset management software has existed for more than thirty years, initially through computerized maintenance management systems, and more recently including more comprehensive and robust enterprise asset management and enterprise resource planning solutions. The early computerized maintenance management systems automated daily management of assets, while enterprise resource planning solutions consolidate basic asset information with financial information at the corporate level.

Enterprise asset management solutions encompass elements of both, serving as the next evolution of computerized maintenance management system solutions by bridging the gap between asset management and corporate-level planning and tracking requirements.

The key value proposition for enterprise asset management solutions is that they can provide a quick and quantifiable return on investment and return on assets. Cost and productivity improvements can immediately and measurably benefit organizations, and thus are highly desirable to potential customers, particularly in difficult economic times where the focus is increasingly bottom line oriented.

In addition to enterprise asset management solutions, we offer Facilities solutions. These are natural extensions to enterprise asset management solutions, as organizations seek to extend asset management and corporate-level planning and tracking onto other elements of the asset lifecycle.  The reference to “Facilities solutions” includes software application products that are used by corporate Real Estate departments to manage their real property lease obligations (as both tenant and landlord), to determine their company’s use of corporate space, to develop plans for relocations, mergers and acquisitions as it relates to the use of space (office, manufacturing, warehousing). This term can also apply to software application products used by Data Center Management (Information Technology) to track their computer assets from both a financial perspective as well as their usage and connectivity within the corporate IT (Information Technology) network.

PRODUCTS AND SERVICES

Aperture’s VISTA

Historically, IT organizations have operated as reactive cost centers that customized one-off services at the demands of customers. However, the influx of growing complexities, continual changes and higher demands for "better, faster and cheaper" has instigated a trend towards tighter IT management and control. The new "value-driven" approach, combined with pressures for higher availability and with increased SLA penalties have many IT executives operating under a mantra of "avoid problems before they happen" or "no surprises permitted."

The term “SLA penalties” refers to Service Level Agreement performance metrics. In most sophisticated corporate operations, the end user is guaranteed a specific degree of network and application availability. Usually items such as systems maintenance are taken into consideration when guaranteeing this availability as are items like built in redundancy (network circuits and the hardware used to deliver the connectivity) as well as Disaster Recovery plans that would insure the end user a specific level of availability (although typically less than that guaranteed under normal operating conditions) in the event that a natural or other type of disaster cause an interruption in corporate IT services.

In order to reduce operational risk and increase operational efficiency, it is essential for IT organizations to define best practices and implement IT frameworks (for example, the IT Infrastructure Library, ITIL) that create a more service-oriented organization. This includes standardizing and automating IT processes from a disparate set of ad hoc tasks to a cohesive, consolidated environment and developing a central repository of information to create institutional memory for the IT organization.

Many organizations have assessed the various facets of the IT organization to improve the logical environment. However, one component which seems to be overlooked quite frequently and that continuously operates within individual silos is the overall physical infrastructure of the data center.

Aperture VISTA is the essential solution to revolutionize your data center operations. It provides a structured process to consolidate and standardize operations within the data center, mitigate operational risk, and apply key best practices (i.e., configuration and change management processes) to better control operations in the data center.

Aperture VISTA specifically provides IT Management with the key information and intelligence to reduce operational risk and improve efficiency in the data center.

Aperture VISTA enables organizations to achieve significant improvements in the following areas:

–	Improve impact analysis, minimize errors and reduce staff requirements associated with changes
–	Enable proactive infrastructure capacity planning
–	Facilitate the planning and execution of consolidation or relocation projects
–	Provide alerts for key performance indicators and threshold conditions
–	Enforce adherence to redundancy requirements and design guidelines to ensure availability and business continuity
–	Reduce mean-time-to-repair for outages
–	Ensure compliance with standard or regulated processes
–	Speed time-to-market for new application deployments

OBTAIN 24/7

The OBTAIN 24/7 software tool enables all the players in the planning process; hardware planners, system programmers, facilities specialists, electricians, vendors and operations to participate in a planning process at their convenience. Change cycles have shortened. There is less time for planning meetings. Yet, the change process is becoming more complex. Fabric switches, trunk cables and patch panels are replacing point-to-point connections. SANS are replacing dedicated storage. Mainframe and open systems are sharing storage devices. The term “SAN” refers to the Storage Area Network physical infrastructure which connects various servers and switches with mass storage devices containing information shared amongst the enterprise (multiple applications).

OBTAIN 24/7 provides the capability to plan multiple scenarios for each hardware change and to keep all planning data in sync with the 'production' data and between competing plans. Common resources such as patch panel slots or switching capability can be reserved to prevent conflicting plans.

Best of all, planners can view the changes and progress in the planning cycle without wasting the time used by other planning methods to keep everyone informed and actively engaged in the process.

OBTAIN 24/7 Features

Asset and Connectivity database able to record data for:

–	All devices, including Mainframe, Open System and Network devices.
–	Internal device features, control units, logical partitioning.
–	All device ports, CHPIDs, interface.
–	Warranty, install/de-install dates, contract and leasing information.
–	All fiber cables including ESCON, FICON, Fiber Channel, FDDI, etc.
–	All copper cables including Bus & Tag, SCSI, CAT5, Coax, etc.
–	All physical connectivity between devices and internal connectivity through switching equipment.
–	All power equipment and connectivity.
–	Device racks.
–	Copper and fiber patch panels and cabinets.
–	SAN Fabric definition including aliases, zone sets and zone members.
–	All asset and connectivity data defined once with multiple physical/logical displays of the data from different physical/logical viewpoints.
–	Able to link an asset to external documents such as Word documents, CAD drawings, spreadsheets, etc.

VisionFM

VisionFM includes a very flexible asset management system capable of tracking everything from building components to office supplies. The Facilities Manager can define complex products such as systems furniture that include a bill-of-materials or simple items such as keys and cell phones that can be assigned directly to individuals.

Once products are defined then assets can be added by inserting symbols in AutoCAD or by using VisionFM forms such as a purchase order. Unique information about each asset can be recorded including a barcode number, purchase date and price. The system then tracks the asset from purchase through to disposition including depreciation, maintenance history, condition, warranties and insurance.

The result is an accurate accounting of corporate assets, their location, department, condition and value.

Features:

–	Track equipment, furniture and telecom assets in use and in inventory.
–	Assign assets to locations, employees and cost centers.
–	Report on condition, depreciation, warranties and maintenance histories.
–	Inventory analysis, including leased vs. owned assets.
–	Track assets as individual components or create an asset made up of many individual components by recording a bill-of-materials (i.e. workstation).
–	Establish product standards.
–	Create purchase orders and track cost, approval and supplier.
–	Receive goods and specify installed location.
–	Track warranties, insurance policies and asset leases, including duration and payments.
–	Create multiple stock locations including non-fixed locations such as maintenance trucks.
–	Track parts in stock, establish recommended stock levels and reorder parts for stock. Work orders reserve and use parts in stock.

Benefits:

–	Track the lifecycle of assets from purchase, to relocation to disposition.
–	Report on assets by location, department and employee.
–	Review expiring insurance policies, warranties and leases.
–	Review an assets maintenance history including on-demand and preventative maintenance work.
–	Manage parts inventories including allocated parts and reordering.
–	Compare actual furniture to typical furniture by room type.
–	Keep asset locations up to date in AutoCAD drawings or by issuing move orders.

RACKWISETM services and products deliver key features to simplify and reduce the time consumed designing, modeling and operating the physical infrastructure of your datacenter.

▪	Graphical Design & Modeling of Datacenters
▪	Auto-Build Visual Documentation From Imported Bill of Materials
▪	Advanced Operations & Reporting
▪	Modeling and Impact Analysis of Datacenter Designs
▪	Space, Power, Cooling, and Cable Management
▪	Generate Detailed Datacenter and Rack Visualizations
▪	Ensure Racks and the Datacenter are Within Design Limits
▪	Instantly Find Available Datacenter Resources
▪	Improve Utilization of Power and Space
▪	Import, & Document the Datacenter in Minutes

Related Services

In connection with our software offerings, we provide the following services to our customers:

Consulting. A significant number of our customers request our advice regarding their business and technical processes, often in conjunction with a scoping exercise conducted both before and after the execution of a contract. This advice can relate to development or streamline of assorted business processes, such as sourcing or procurement activities, assisting in the development of technical specifications, and recommendations regarding internal workflow activities.

Customization and Implementation. Based generally upon the up-front scoping activities, we are able to customize our solutions as required to meet the customer's particular needs. This process can vary in length depending on the degree of customization, the resources applied by the customer and the customer's business requirements. We work closely with our customers to ensure that features and functionality meet their expectations. We also provide the professional services work required for the implementation of our customer solutions, including loading of data, identification of business processes, and integration to other systems applications.

Training. Upon completion of implementation (and often during implementation), we train customer personnel to utilize our Solutions through our administrative tools.

Training can be conducted in one-on-one or group situations. We also conduct “train the trainer” sessions.

Maintenance and Support. We provide regular software upgrades and ongoing support to our customers.

We have been providing consulting, customization and implementation, training, maintenance and support services to our customers since 1994.

Third Party Offerings

Other Partner Relationships

In addition to the sale of our core solutions and services, we intend to enter into marketing or co-marketing agreements with companies that offer services that are complementary to our offerings. We would market these complementary services to our customers and prospects and can earn a referral fee if these services are purchased. In some cases our marketing partner will be able to market our solutions to its customers and prospects and can earn a referral fee. At the present time, we have two marketing partners. They are Forsythe Solutions Group, Inc. and Total Site Solutions, Inc.

Forsythe serves as a technology infrastructure solutions provider, helping organizations across all industries, including Fortune 1000 companies, manage the cost and risk of their information technology. Forsythe’s data center services offerings help organizations navigate through some of the more infrequent aspects of owning and operating a mission-critical environment—data center planning and information technology relocation. Our data collection solution On Site Physical Inventory and the services offered by us in conjunction with On Site Physical Inventory are perfectly matched to the needs of Forsythe’s customer’s, for whom they (Forsythe) are either planning a new data center, expanding an existing data center or moving a data center to a new location. In the current environment of corporate acquisitions and downsizing, the services offered by Forsythe and in turn complimented by our offerings are well suited for these purposes. We have discussed two data collection opportunities with Forsythe for which we have submitted budgetary information, but neither has gone forward due to the lack of client funding. To date we have not realized any revenue from the relationship with this partner.

Total Site Solutions, Inc. (TSS) specializes in providing a single source solution for companies requiring highly technical facility integration and precision project execution for mission-critical facilities. ISA’s data collection solution On Site Physical Inventory and the services offered by us in conjunction with On Site Physical Inventory are perfectly matched to the needs of Total Site Solutions’ customer’s. We have entered into an agreement with TSS and have received a purchase order to provide integration services for their one of TSS clients. The completion of the deliverables identified in the statement of work is being delayed by the client due to their manpower resource issues.

Business Cycles

Since many of our customers are large organizations or quasi-governmental entities, we may experience increasingly longer sales and collection cycles.

CUSTOMERS

We provide our solutions to customers in a variety of industries, including: healthcare, public authorities, and financial services sectors.

The services provided vary depending upon the needs of the customer and the solution concerned. We collect service fees for implementation and training, and support and maintenance fees.

The criteria used to select the customers listed in the business section and other sections of the document are based on their prominence within their industry. For instance, Northrop Grumman is well known within the defense industry as Comcast Communications is known in the cable industry. We do not list companies based upon any specific amount of revenue derived or whether or not they are currently active clients, but rather we have selected these clients based upon the scope of the consulting engagement. This approach provides us with clients from various industries as this sometimes becomes crucial to a prospect in their vendor selection process.

Revenues for Selected Clients During Fiscal Year 2007

Customer	Solution(s)	Revenue % of Overall

Northrop Grumman Electronic Systems	Aperture; VisionFM	3.1%
Comcast Communication	RACKWISE™ DCM VISTA500	57.3%
National Council on Compensation Insurance	Aperture Network and Facilities Management	0.0% (inactive)
Hillsborough County Courts	OBTAIN 24/7	0.0% (inactive)
Blue Cross Blue Shield of Florida	Aperture VISTA	0.0% (inactive)
Time Warner Corporation	Aperture VISTA	0.0% (inactive)

Each engagement with Northrop Grumman is a separate contract and is initiated through a series of actions on the part of both Northrop Grumman and ISA. No long term agreement exists between the two parties. At the present time, a maintenance contract exists between the two parties for the period ending December 31, 2007. As funds are exhausted or additional software or services are required by Northrop Grumman, they (Northrop Grumman) would issue and RFQ (Request For Quotation) to ISA, and ISA in turn would submit a Statement of Work in response to the RFQ. If accepted, Northrop Grumman’s Purchasing Department would then issue a Purchase Order to ISA for the specific deliverables listed in the Statement of Work. Given the nature of Northrop Grumman’s business (defense contractor) as well as the terms and conditions under which they issue purchase orders, it may not be appropriate to list Northrop Grumman by name in any filing. Such listing would have to be confirmed with Northrop Grumman.

We do not have any formal agreement with Northrop Grumman, however for the period April 1, 2007 through December 31, 2007 ISA agreed to provide maintenance services to Northrop Grumman related to their installed Computer Aided Facilities Management solution “VisionFM”. The “cap” set forth in the purchase order is $10,000.00

To date, the following services have been provided to Northrop Grumman under the above.

1.	Updated and customized data entry forms included in the standard VisionFM product
2.	Added new forms and workflow processes
3.	Created a training video whose target audience is the end user submitting Work Orders and Move Requests
4.	Other minor modifications to the VisionFM solution.

SALES AND MARKETING

We market our services primarily through referrals from the following companies with whom ISA has either a reseller’s agreement in place, is authorized to provide consulting service to their client’s or both:

Potential customers are identified through direct contact, responses to requests for information, attendance at trade shows and through industry contacts. We principally focus on professionals and ongoing lead generation through our partner relationships and their VAR (Valued Added Reseller) program referrals.

We use reference customers to assist us in our marketing efforts, both through direct contact with potential customers and through site branding and case studies. We also rely on our co-marketing partners to assist in our marketing efforts.

TECHNOLOGY PLATFORM

As Valued Added Resellers, Information Systems Associates, Inc. has sought out and identified those solutions that are based upon proven technology platforms and contain the desired functionality to meet or exceed its client’s expectations.

Our partner’s technology platform are based on Microsoft core applications, including the Windows operating system and a SQL server and/or Oracle relational database, all residing on scaleable hardware. The software is constructed using HTML and XML framework and resides on N-tier architecture as well as proprietary solutions.

ISA is the developer and at this time the exclusive marketer and distributor of on site physical inventory. Our activities as a VAR (Value Added Reseller) are best described as being authorized to resell a partner’s software solution as well as being certified to implement the solution on the client’s hardware and to deliver training in the use and operation of the software application.

RESEARCH AND DEVELOPMENT

Based on the relative pricing and functionality of products available in the marketplace today, we believe that the opportunity exists for ISA to develop software to compete in a segment of the industry. We believe that this segment is defined as any technology infrastructure (a/k/a data centers) who size (raised floor area) is less than twenty-five thousand square feet in size. Therefore, we have focused our software development and technology efforts on the development of our proprietary software offerings.

Our initial software development and technology efforts will be aimed at the defining the core functionality elements of our software application (On Site Physical Inventory), the features and functionality of the follow-up release, the development of new software components, and the integration of superior third party technology into our environment. Productization involves the development of reusable applications to reduce programming time and costs for customer implementations.

COMPETITION

The market for each solution comprising our asset management suite is intensely competitive. Many of the companies we compete with have much greater financial, technical, research and development resources than us.

The system integration consulting field is comprised of many categories of specialties. There are integrators who specialize in software integration by industry (automotive, manufacturing, pharmaceutical, defense, etc.) and therefore are not considered to be competitors. Our primary competitors in this space are the other Value Added Resellers representing the same products as does Information Systems Associates. The relationship with the vendor (software developers) is crucial in gaining an edge on the competition. This relationship is usually strengthened by such factors as the client relationships that the Value Added Reseller already has in place as well as the Value Added Resellers ability to successfully implement and maintain the vendor’s solution to the vendor’s satisfaction. We believe that Information Systems Associates has developed strong relationships with the solution vendor’s that it represents which in turn has and will continue to provide Information Systems Associates with sales of its consulting service offerings. We at Information Systems Associates believe that the foundation for this relationship is built upon trust.

The data collection services field has been in existence for many industries for years. The idea of hiring outside companies to conduct inventories of corporate data centers is not new either. There are many vendors in this space today that are using techniques that employ the use of text based list or a formatted spread sheet. Information Systems Associates has developed a data collection process for IT assets that employs real time data validation combined bar code scanning which as best as can be determined is unique in the industry. The major importance of this approach is that the data exported (extracted) from Information Systems Associates’ data collection application has been validated and is available to be imported into the client’s asset management solution. This saves a significant amount of time (could be days or even weeks) in researching errors that are uncovered by the application at the time of the data import

To become more competitive, we will need to make investments in new product development and improve our market visibility and financial situation.
Although we offer a broad range of asset network and facilities management solutions as Value Added Resellers, we face significant competition in each of the component product areas from the following companies:

•	Enterprise asset management - related solutions - ShowRack, NLyte, Visio)
•	Facilities Management - related solutions - Archibus)

In addition, we face competition from organizations that use in-house developers to develop solutions for certain elements of the asset management.

ISA considers data collection and the software it has developed to perform these services “On Site Physical Inventory” to be one of the two areas of focus for our business. It is the intent of ISA management to promote the software as the practical solution to the specific problems encountered during the data collection process for IT (Information Technology) assets. The promotion of the product and services will occur through marketing via industry trade show exhibition as well as mailings to a targeted audience.

ISA competes for business based on the recommendations of the software vendors for whose product solutions our data collection software is compatible. At the present time, On Site Physical Inventory is compatible with two vendor’s solutions; VISTA500 by Aperture Technologies, Inc. and RACKWISE DCM by Visual Network Design. ISA believes that its current pricing structure combined with the extensive number of data validation processes included in its product make it very competitive. In the recent trade show at which we exhibited in San Francisco, ISA was the only vendor offering a data collection solution. The vast majority of data collection services in existence are focused on the retail industry. Of the competitors that we have been able to identify, our research has not produced any information that would lead us to believe that the competitors can provide the same level of quality services that ISA is capable of delivering with its software solution.

Visual Network Design does not assign exclusive geographical areas to Value Added Resellers as this would limit the VAR’s potential as it relates to the sale of software and services. ISA in now being actively engaged by Visual Network Design to deliver consulting services to its customers (solution installation, data load and training) and plans to offer a “turnkey” service to their clients in which ISA provides the IT asset data collection, Rackwise software installation, data import (using the data collected previously) and client training in the use of the Rackwise software. ISA is training an additional resource for this purpose and intends to make this resource exclusive to Visual Network Design. ISA and VND management have had several discussions regarding the role that ISA will play in supporting Visual Network Design’s deployment of RACKWISE DCM.

RISK FACTORS

The following is a summary of material risks and uncertainties which we face in our business.

Our Limited Operating History And Lack Of Revenues Makes Evaluating Our Business And Prospects Difficult

While our competitors have operated software development companies for a significant period of time, we have only had limited operations and revenues since our inception in May of 1994. As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we show a loss of ($158,641) for the year ending December 31, 2006 and a loss of ($71,230) for the nine months ended September 30, 2007.

We Do Not Expect To Pay Dividends On Our Common Stock.

To date, we have not paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of future dividends and the amounts thereof will depend upon our earnings, financial requirements and other factors deemed relevant by our board of directors.

If Our Common Stock Becomes Tradable On The Over-The-Counter Bulletin Board, Sales Of Our Common Stock By Our Principal Shareholder Could Affect The Level Of Public Interest In Our Common Stock As Well As Depress Its Price.

By the filing of this registration statement with the Commission, we are attempting to register 5,193,834 shares of our common stock. If this registration statement is declared effective, the Selling Security Holders, by delivery of the prospectus included within this registration statement, will be able to sell their registered shares at $.25 per share until trading begins on the OTC Bulletin Board, and thereafter at negotiated prices. However, there can be no assurance that we will find a market maker willing to apply for such listing. If our common stock becomes tradable on the Over the Counter Bulletin Board, prospective purchasers will be able to purchase our common stock in the open market. The Selling Security Holders will be able to sell the shares covered by this prospectus on the open market. In addition, because our principal stockholder, Joseph Coschera, owns approximately 54% of our common stock he may dispose of a substantial percentage of his stock after a one-year holding period subject to the limitations of Rule 144 under the Securities Act of 1933, as amended. In general, these limitations impose a maximum sale requirement equal to the greater of an amount during the preceding three months of 1% of our outstanding shares or an amount equal to the average weekly reported volume of trading in our common stock on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of a Rule 144 notice. In addition, there are other requirements imposed by Rule 144, including manner of sale and other requirements. If substantial amounts of any of these shares are sold either on the open market or pursuant to Rule 144, there may be downward price pressures on our common stock price, causing the market price of our common stock to decrease in value. In addition, this selling activity could:

o	Decrease the level of public interest in our common stock;
o	Inhibit buying activity that might otherwise help support the market price of our common stock; and
o	Prevent possible upward price movements in our common stock.

There Is A Risk That If Our Shares Are Not Quoted On The Over-The-Counter Bulletin Board And Are Ultimately Quoted On The Pink Sheets It Will Be More Difficult For You To Sell Your Shares.

Our shares may not become quoted on the over-the-counter bulletin board in the near future, in which case there may be no trading market for our shares, or we may have to consider alternatives such as applying to list them for quotation on the national quotation bureau’s Pink sheets, which is considered to be a less liquid trading market, and the price per common share could be negatively affected by such a listing.  We intend to reach an agreement with a market maker to assist us in filing a 15c-211 application to the NASD, Inc. to have our common shares quoted on the Over-The-Counter Bulletin Board. Upon acceptance of our application, we intend to acquire additional market makers to make a market in our common stock. However, there can be no assurances that any of these steps will occur, and we may be unable to become quoted on the OTC Bulletin Board. In fact, no market maker has agreed to make a market in our shares to date, no such agreement may ever be reached, and we have not taken any concrete steps toward having our shares quoted on the OTC Bulletin Board to date. If we fail to be quoted, there would be no established trading market for our shares. From there we would have to consider other alternatives, such as the possibility of listing the shares for trading on the National Quotation Bureau’s Pink Sheets, which is considered to be a less liquid trading market and the price per common share could be negatively affected by such a listing.

There Is No Trading Market For Our Shares Of Common Stock And You May Be Unable To Sell Your Shares.

There is not, and has never been, a trading market for our securities. There is no established public trading market or market maker for our securities. There can be no assurance that a trading market for our common stock will be established or that, if established, a market will be sustained.

We May Be Unable To Obtain The Addition Funding Needed To Enable Us To Operate Profitably In The Future.

We have no credit facility or other committed sources of capital sufficient to fund our business plan. We may be unable to establish credit arrangements on satisfactory terms. If capital resources are insufficient to meet our future capital requirements, we may have to raise funds to continue development of our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop our operations to become profitable.

Our Principal Stockholder Controls Our Board Of Directors And Thereby Controls Our Business Affairs In Which Case You Will Have Little Or No Participation In Our Business Affairs.

Currently, our President, CEO and Director, Mr. Joseph P. Coschera owns 54% of the outstanding shares of Information Systems Associates. Mr. Coschera controls the Board of Directors and therefore controls our business affairs. In addition, Joseph Coschera, by virtue of his 54% share ownership percentage, he will have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management. Accordingly, you will be limited in your ability to affect change in how we conduct our business.

If We Lose The Services Of Our President, Our Business May Be Impaired.

Our success is heavily dependent upon the continued and active participation of our president, Joseph P Coschera. Mr. Coschera has years of experience in the financial and assent management software business. The loss of Mr. Coschera’s services could have a severely detrimental effect upon the success and development of our business. We do not maintain "key person" life insurance on Mr. Coschera. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

Our Common Stock Is A “Penny Stock”, And Compliance With Requirements For Dealing In Penny Stocks May Make It Difficult For Holders Of Our Common Stock To Resell Their Shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to:

o	deliver a standardized risk disclosure document prepared by the SEC;
o	provide the customer with current bid and offer quotation for the penny stock;
o	explain the compensation of the broker-dealer and its salesperson in the transaction;
o	provide monthly account statements showing the market value of each penny stock held in the customer’s account;
o	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s approval; and
o	provide a written agreement for the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

Potential Fluctuations In Our Financial Results Make Financial Forecasting Difficult.

•	general economic conditions as well as economic conditions specific to our industry;

Our operating results have varied on a quarterly basis in the past and may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

•	long sales cycles, which characterize our industry;
•	implementation delays, which can affect payment and recognition of revenue;
•	any decision by us to reduce prices for our solutions in response to price reductions by competitors;
•	the amount and timing of operating costs and capital expenditures relating to monitoring or expanding our business, operations and infrastructure; and
•	the timing of, and our ability to integrate, any future acquisition, technologies or products or any strategic investments or relationships into which we may enter.

Due to these factors, our quarterly revenues and operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. In addition, it is likely that in one or more future quarters, our operating results will fall below the expectations of securities analysts and investors. In such event, the trading price of our common shares would almost certainly be materially adversely affected.

The Markets In Which We Operate Are Highly Competitive.

The market for asset lifecycle management solutions is rapidly evolving and intensely competitive. We face significant competition in each segment of our business (sourcing, procurement, enterprise asset management and asset disposition). We expect that competition will further intensify as new companies enter the different segments of our market and larger existing companies expand their product lines. If the global economy continues to lag, we could face increased competition, particularly in the form of lower prices.

Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we. We cannot assure you that we will be able to compete with them effectively. If we fail to do so, it would have a material adverse effect on our business, financial condition, cash flows and results of operations.

Significant Delays In Product Development Would Harm Our Reputation And Result In Loss Of Revenue.

If we experience significant product development delays, our position in the market would be harmed, and our revenues could be substantially reduced, which would adversely affect our operating results. As a result of the complexities inherent in our software, major new product enhancements and new products often require long development and test periods before they are released. On occasion, we have experienced delays in the scheduled release date of new or enhanced products, and we may experience delays in the future. Delays may occur for many reasons, including an inability to hire a sufficient number of developers, discovery of bugs and errors or a failure of our current or future products to conform to industry requirements. Any such delay, or the failure of new products or enhancements in achieving market acceptance, could materially impact our business and reputation and result in a decrease in our revenues.

We May Have To Expend Significant Resources To Keep Pace With Rapid Technological Change.

Our industry is characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies and the emergence of new industry standards and practices. Any of these could hamper our ability to compete or render our proprietary technology obsolete. Our future success will depend, in part, on our ability to:

•	develop new proprietary technology that addresses the increasingly sophisticated and varied needs of our existing and prospective customers;
•	anticipate and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis;
•	continually improve the performance, features and reliability of our products in response to evolving market demands; and
•	license leading technologies.

We may be required to make substantial expenditures to accomplish the foregoing or to modify or adapt our services or infrastructure.

Our Business Could Be Substantially Harmed If We Have To Correct Or Delay The Release Of Products Due To Software Bugs Or Errors.
We sell complex software products. Our software products may contain undetected errors or bugs when first introduced or as new versions are released. Our software products may also contain undetected viruses. Further, software we license from third parties and incorporate into our products may contain errors, bugs or viruses. Errors, bugs and viruses may result in any of the following:

•	adverse customer reactions;
•	negative publicity regarding our business and our products;
•	harm to our reputation;
•	loss of or delay in market acceptance;
•	loss of revenue or required product changes;
•	diversion of development resources and increased development expenses;
•	increased service and warranty costs;
•	legal action by our customers; and
•	increased insurance costs.

Systems Defects, Failures Or Breaches Of Security Could Cause A Significant Disruption To Our Business, Damage Our Reputation And Expose Us To Liability.

We host certain websites and sub-sites for our customers. Our systems are vulnerable to a number of factors that may cause interruptions in our ability to enable or host solutions for third parties, including, among others:

•	damage from human error, tampering and vandalism;
•	breaches of security;
•	fire and power losses;
•	telecommunications failures and capacity limitations; and
•	software or hardware defects.

Despite the precautions we have taken and plan to take, the occurrence of any of these events or other unanticipated problems could result in service interruptions, which could damage our reputation, and subject us to loss of business and significant repair costs. Certain of our contracts require that we pay penalties or permit a customer to terminate the contract if we are unable to maintain minimum performance levels. Although we continue to take steps to enhance the security of our systems and ensure that appropriate back-up systems are in place, our systems are not now, nor will they ever be, fully secure.

If We Are Unable To Successfully Protect Our Intellectual Property Or Obtain Certain Licenses, Our Competitive Position May Be Weakened.

Our performance and ability to compete are dependent in part on our technology. We rely on a combination of patent, copyright, trademark and trade secret laws as well as confidentiality agreements and technical measures, to establish and protect our rights in the technology we develop. We cannot guarantee that any patents issued to us will afford meaningful protection for our technology. Competitors may develop similar technologies which do not conflict with our patents. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated.

Our software is protected by common law copyright laws, as opposed to registration under copyright statutes.  Common law protection may be narrower than that which we could obtain under registered copyrights. As a result, we may experience difficulty in enforcing our copyrights against certain third parties. The source code for our proprietary software is protected as a trade secret. As part of our confidentiality protection procedures, we generally enter into agreements with our employees and consultants and limit access to, and distribution of, our software, documentation and other proprietary information. We cannot assure you that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In order to protect our intellectual property, it may be necessary for us to sue one or more third parties. While this has not been necessary to date, there can be no guarantee that we will not be required to do so in future to protect our rights. The laws of other countries may afford us little or no protection for our intellectual property.
We also rely on a variety of technology that we license from third parties, including our database and Internet server software, which is used to perform key functions. These third-party technology licenses may not continue to be available to us on commercially reasonable terms, or at all. If we are unable to maintain these licenses or obtain upgrades to these licenses, we could be delayed in completing or prevented from offering some products or services.

 Others Could Claim That We Infringe On Their Intellectual Property Rights, Which May Result In Costly And Time-Consuming Litigation.

Our success will also depend partly on our ability to operate without infringing upon the proprietary rights of others, as well as our ability to prevent others from infringing on our proprietary rights. We may be required at times to take legal action in order to protect our proprietary rights. Also, from time to time, we may receive notice from third parties claiming that we infringe their patent or other proprietary rights.

We believe that infringement claims will increase in the technology sector as competition intensifies. Despite our best efforts, we may be sued for infringing on the patent or other proprietary rights of others. Such litigation is costly, and even if we prevail, the cost of such litigation could harm us. If we do not prevail or cannot fund a complete defense, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. We cannot be certain that any required license would be available to us on acceptable terms, or at all. If we fail to obtain a license, or if the terms of a license are burdensome to us, this could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our Product Strategy Is Partially Dependent Upon The Continued Acceptance And Use Of The Internet As A Medium Of Commerce.

Our success depends in part on the continued growth of the Internet and reliance on and use of the Internet by businesses. Because use of the Internet as a source of information, products and services is a relatively recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether the market for commercial use of the Internet will continue to develop and expand.

The Internet may not be commercially viable for a number of reasons, including potentially inadequate development of the necessary network infrastructure, delayed development of enabling technologies and inadequate performance improvements. In addition, the Internet’s viability as a commercial marketplace could be adversely affected by delays in the development of services or due to increased government regulation. Moreover, concern about the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of commerce on the Internet. If the use of the Internet does not continue to grow or grows more slowly than expected, or if the infrastructure for the Internet does not effectively support growth that may occur, our business would be materially and adversely affected.

Our Business Is Sensitive To The Overall Economic Environment. Any Slowdown In Information Technology Spending Budgets Could Harm Our Operating Results.

Any significant downturn in our customers' markets or in general economic conditions that results in reduced information technology spending budgets would likely result in a decreased demand for our products and services, longer selling cycles and lower prices, any of which may harm our business.

Although We Have Not Yet Issued Any Preference Shares, If Issued, Our Preference Shares Could Prevent Or Delay A Takeover That Some Or A Majority Of Shareholders Consider Favorable.

Our Board of Directors, without any further vote of our shareholders, may issue preference shares and determine the price, preferences, rights and restrictions of those shares. The rights of the holders of common shares will be subject to, and may be adversely affected by, the rights of the holders of any series of preference shares that may be issued in the future. That means, for example, that we can issue preference shares with more voting rights, higher dividend payments or more favorable rights upon distribution than those for our common shares. If we issue certain types of preference shares in the future, it may also be more difficult for a third party to acquire a majority of our outstanding voting shares and such issuance may, in certain circumstances, deter or delay mergers, tender offers or other possible transactions that may be favored by some or a majority of our shareholders.

EMPLOYEES

We have two employees, Joseph P. Coschera and Loire Lucas. Joseph P. Coschera is a full-time employee and Loire Lucas moved from full-time to part-time effective April 1, 2007. It is anticipated that Loire Lucas will return to full-time status during the 4th quarter 2007.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders. If we should choose to create an annual report, it will contain audited financial statements. We intend to file all of our required information with the SEC. We plan to file our Forms 10-KSB, 10-QSB, and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by us with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

Item 2. Description of Property

We do not own any real property nor do we have any contracts or options to acquire any real property in the future. Presently, we are renting an office located at Suite 200B, Executive Suites of Stuart Inc., 901 SW Martin Downs Blvd, Palm City FL 34990. We occupy 200 square feet. This space is adequate for our present and our planned future operations. We pay approximately $525.00 per month in rent for use of this space. We have also executed a rental agreement for office space located at 1151 SW 30th Street, Suite E, Palm City, FL 34990 whose commencement date is June 1, 2007. We will occupy 1208 square feet. Under the terms of the lease agreement we will pay $1,400 per month for one (1) year.

We also own computer equipment and office furniture for our business. We own several computers, handhelds, storage drives, and network devices which we use to conduct business. These devices are used in the development of our software products. We also own standard office furniture including desks, chairs, and other personal property relating to our industry. All of this equipment is in good condition. The net book value of property and equipment is $139,360, including $126,392 for the internally developed OSPI software.

Item 3. Legal Proceedings

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is not traded on any exchange. We plan to have our shares of common stock quoted on the Over-The-Counter Bulletin Board. The Over-The-Counter Bulletin Board is a quotation medium for subscribing members only. And only market makers can apply to quote securities on the Over-The-Counter Bulletin Board. We cannot guarantee that we will obtain a market maker or such a quotation. Although we will seek a market maker for our securities, our management has no agreements, understandings or other arrangements with market makers to begin making a market for our shares. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed, or if developed, will be sustained.

A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

AGREEMENTS TO REGISTER.

Not applicable.

HOLDERS.

As of December 31, 2007 there were 41 holders of record of our common stock.

SHARES ELIGIBLE FOR FUTURE SALE.

Upon effectiveness of the registration statement effective on January 24, 2008, only the 5,193,834 shares of common stock sold in this offering will be freely tradable without restrictions under the Securities Act of 1933. The shares held by our affiliates will be restricted by the resale limitations under Rule 144 under the Securities Act of 1933.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates, who have held their restricted shares for one year may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resale of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

The availability for sale of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities.

DIVIDENDS.

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Only the 5,193,834 shares of common stock sold in this offering will be freely tradable without restrictions under the Securities Act of 1933. The shares held by our affiliates will be restricted by the resale limitations under Rule 144 under the Securities Act of 1933.

DIVIDEND POLICY.

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934

Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of Information Systems Associate's securities, if our securities become publicly traded. In addition, the liquidity for Information Systems Associate's securities may be adversely affected, with concomitant adverse affects on the price of Information Systems Associate's securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104,
"Revenue Recognition" and Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables".

Consulting services and training revenues are accounted for separately from subscription and support revenues when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts.  The majority of our consulting service contracts are on a time and material basis. Training revenues are recognized after the services are performed. For revenue arrangements with multiple deliverables, we allocate the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer's satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. We did not have any revenue arrangements with multiple deliverables for the period ending December 31, 2007.

Property, Plant, and Equipment

Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment (three to ten years). When assets are sold or retired, their costs and accumulated deprecation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

The Company recognizes an impairment loss on property and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

Software Development Costs

The Company accounts for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

After the development of the internal-use "On Site Physical Inventory" software (OSPI) was complete, the Company decided to market the software. Proceeds from the licenses of the computer software, net of direct incremental costs of marketing, such as commissions, software reproduction costs, warranty and service obligations, and installation costs, are applied against the carrying cost of that software. No profit will be recognized until aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero. Subsequent proceeds will be recognized in revenue as earned.

OUR COMPANY

We have been in business since 1992 initially as a sole proprietorship and eventually incorporating in 1994.We were incorporated in Florida on May 31, 1994 to engage in the business of developing software for the financial and asset management industries. We are currently engaged and plan to continue in the sale of asset management software for both corporate real estate and corporate information technology networks. Our executive offices are currently located 2120 SW Danforth Circle, Palm City, FL 34990. Our telephone number is (772) 286-3682. Information Systems Associates, Inc. is a "Solution Provider" positioned to develop and deliver comprehensive asset management systems for both real estate and data center assets. Our application products are also used by corporate Real Estate departments to manage their real property lease obligations (as both tenant and landlord), to determine their company’s use of corporate space, to develop plans for relocations, mergers and acquisitions as it relates to the use of space (office, manufacturing, warehousing). Utilizing the latest Computer Aided Facilities Management (CAFM) Technology solutions generally available, provides the end-user with enhanced application usability. We offer project assessment and development, process review and recommendations as well as project management and training services necessary to successfully achieve your objectives.

Our company delivers turnkey software and service solutions that give financial institutions and large corporations control of their corporate assets. Our asset solutions address Data Center equipment inventory, Space Utilization, Power and Connectivity management, Office Space and Occupancy, Office Equipment and Furniture, and Real Estate Portfolio Management.

In conjunction with our CAFM solutions, ISA now offers state of the art asset data collection services focusing on the enterprise IT infrastructure. The data collection service is based on our solution on site physical inventory.

PLAN OF OPERATION

Our major activity is around the sale of asset management software and services related to the software. We have recently:

•	Submitted a Copyright application “On Site Physical Inventory”
•	Submitted a Trademark application for “On Site Physical Inventory”
•
Retained a Patent Attorney, Louis J. Brunoforte, who has conducted a search in both the United States and Trademark Office data bases. His opinion is that our invention defines patentable subject matter. As such, we have retained Mr. Brunoforte and have begun (submitted to his offices) all required documents describing our processes and software.

Based on the discussions we have had with prospective clients, the potential gross revenue from our Data Collection services alone could be more substantial that it is currently by the end of the first full year. We feel this is a conservative estimate of growth as the limiting factor will be our ability to hire and train qualified individuals. Initially, we are going to subcontract most of the work until such time as the revenue pipeline starts to build.

We have also been retained by Comcast Communications. We believe that the relationship we have established at that company has positioned us to be their primary CAFM vendor and will allow us to bid on additional contracts (services) later this year and next year as well.

Over the long term our business strategy is to expand our customer base, particularly in the healthcare, public authorities, and financial services sectors, through superior software functionality and through the industry expertise of our employees. In particular, our strategy is comprised of the following key components:

Expand joint venture with Visual Network Design, Inc. and increase our customer base

Working alongside Visual Network Design, Inc., we anticipate an increase in services revenue due largely to the fact that our core service competencies are in alignment with the needs of Visual Network Design, Inc.’s customer base. We have executed a Technical Services Agreement by which ISA is identified on each services quotation submitted by Visual Network Design, Inc. to its prospective clients. We are currently in discussions with Visual Network Design, Inc. management to expand our relationship. ISA is being considered by Visual Network Design, Inc. to be the exclusive provider of data collection services for Visual Network Design’s customers. Visual Network Design Inc. has also indicated its desire to utilize ISA’s technical services to support their software solution (RACKWISE DCM) at their client location’s which would include the installation, implementation and training of their clients in the proper use and maintenance of the RACKWISE DCM solution. With regards to whether or not ISA is identified on services quotations by Visual Network Design, Inc. along with other Value Added Resellers, it our my understanding that Visual Network Design, Inc. utilizes a specific Value Added Reseller for services required in Europe. ISA has offered to provide services to Visual Network Design, Inc's customers in Europe but at this time it is understood by ISA that this would only happen when and if Visual Network Design, Inc’s Value Added Reseller servicing Europe was not capable of handling the workload. ISA has provided Visual Network Design, Inc. with a quotation for data collection services for its overseas customers.

Strengthen our position as an enterprise asset management solution integrator and improve our visibility among target sectors.
Information Systems Associates, Inc. has earned the reputation of a capable solution integrator. While we have expanded our customer base, Information Systems Associates, Inc. is committed to solidifying our position as an enterprise asset management, particularly among healthcare, public authorities, and financial services sectors.

Maintain and Enhance Our Technology.

Based on the relative pricing and functionality of our product and service offerings as compared with those of our competitors, we consider our service offerings to be competitive, however it is critical that we continue to maintain and enhance our approach to delivering technology solutions.  It is our understanding that the current pricing for the services we provide is in some cases significantly less than that charged by the other solution vendors as it relates to our systems integration consulting services. Relative to data collection we believe that based on information received from prospects to which we have spoken that our data collection services are approximately 20% in actual cost. In addition, because our solution is provided “ready to use” the time (cost) to implement the solution is also decreased which is a direct savings for the client.

Enter into and Maximize Alliances.

We have marketing and other relationships with Visual Network Design, Inc., Knowledge Flow Corporation and Vision Facilities Management LTD. We believe that these and future relationships will help provide us with access to important industry participants and will help increase our brand awareness.
Seeking Acquisitions and Strategic Investments.

We plan to expand by seeking technologies, products, and services that complement our existing business. If appropriate opportunities are available, we may acquire businesses, technologies or products or enter into strategic relationships that may further diversify revenue sources and product offerings, expand our customer base or enhance our technology platform.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Gross revenues were $459,910 and $309,571 for the years ended December 31, 2007 and 2006, respectively, due primarily to the sale of professional services, maintenance contracts and time and materials arrangements. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. As part of our ongoing operations to provide services to our customers, incidental expenses, if reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services. We expect revenues to increase during 2008 as our moves toward developing our business plan.

Expenses.

Operating expenses for the years ended December 31, 2007 and 2006 were $486,833 and $357,181, respectively. The high operating expenses during 2007 were due primarily to accrued Selling, General and Administrative expenses of $159,728 and professional expenses of $232,731, compared to Selling, General and Administrate expenses of $53,655 and professional expenses of 183,761 in 2006.

Income Taxes

We received tax benefits of $9,075 and $38,385 in 2007 and 2006, respectively.

Income/ Losses.

Net losses from continuing operations for the years ended December 31, 2007 and 2006 were ($45,644), or less than ($.01) per share, and ($158,088), or less than ($.01) per share, respectively. The losses in both years were due to the aforementioned issuances of common shares for services rendered. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods, which were $232,731 and $183,761 for the years ended December 31, 2007 and 2006, respectively. We expect to continue to incur losses at least through the fiscal year 2008, partly attributable to the fair value of expected services to be received. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Other Income / Expenses

We had other expenses of $22,210 and $144,321 for the years ended December 31, 2007 and 2006, respectively, due primarily to the non-operating expenses paid for the services associated with the company's capital raising activities.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

Cash flows used in operations were ($74,282) and ($92,949) for the years ended December 31, 2007 and 2006, respectively. Cash flows used in operations in 2007 were primarily attributable to a net loss of ($53,633), the increase in accounts receivable by $83,976, partially offset by the decrease in prepaid consulting by $22,210 and increase in accounts payable by $41,526. Cash flows used in operations in 2006 were primarily attributable to a net loss of ($158,635), partially offset by common stock issued for services by $44,321 and the decrease in accounts receivables by $29,039 in the year ended December 31, 2006.

Cash flows used in investing activities were ($101,675) and ($41,196) for the years ended December 31, 2007 and 2006, respectively. Cash flows used in investing activities in 2007 were attributable to cost of software development of $92,694 and marketing costs of software license. Cash flows used in investing activities in 2006 were due primarily to the cost of software development.

Cash flows provided by financing activities were $10,508 and $203,971 for the years ended December 31, 2007 and 2006, respectively. Cash flows from financing activities in 2007 were due primarily to proceeds from a line of credit with Wachovia Bank NA. The line of credit provides for borrowing up to $40,000. Cash flows from financing activities in 2006 due primarily to proceeds from common stock issuances.

Overall, we have funded our cash needs from inception through December 31, 2007 with a series of debt and equity transactions.

We had cash on hand of $13,326 and a working capital of $66,418 as of December 31, 2007. Currently, we have enough cash to fund our operations for the next year. This is based on current cash flows from financing activities and projected revenues. Although it is possible, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $75,000 to sustain operations through year 2008 and the years thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital. Failure to raise capital may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

Neither Mr. Coschera, nor any other person or entity is liable for, surety or otherwise provides a guarantee for our debt financing from outside resources.
Demand for the products and services will be dependent on, among other things, market acceptance of our services, the computer software market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from services rendered, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plan.

Item 7. Financial Statements.

FINANCIAL SUMMARY INFORMATION.

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2007 and 2006

Statements of Operations	For the year ended December 31, 2007	For the year ended December 31, 2006

Revenues	$459,910	$309,571
Cost of Sales	$(5,586)	$(4,542)
Gross profit	$454,324	$305,029
Operating expenses	$486,833	$357,181
Income (loss) from operations	$(32,509)	$(52,152
Other expense, net	$22,210	$144,321
Net income (loss)	$(45,644)	$(158,088
Net income per common share	**	**

** Less than $.01

Balance Sheets	As of December 31, 2007

Available cash	$13,326
Total current assets	$167,090
Other assets	$139,360
Total Assets	$306,450
Current liabilities	$100,672
Stockholders’ equity (deficit)	$205,778
Total liabilities and stockholders’ equity	$306,450

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

Board of Directors and Stockholders
Information Systems Associates, Inc.

We have audited the balance sheet of Information Systems Associates, Inc. (a Florida corporation) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years ending December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Systems Associates, Inc. (a Florida corporation) as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/Lake & Associates CPA’s LLC
Lake & Associates, CPA’s LLC
Boca Raton, Florida
February 15, 2008
20283 State Road 7
Suite 300
Boca Raton, Florida 33498

Phone: 561.982.9874
Fax: 561.982.7985

INFORMATION SYSTEMS ASSOCIATES, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

EARNED REVENUES	$459,910	$309,571
COST OF GOODS SOLD	5,586	4,542
GROSS PROFIT FROM OPERATIONS	454,324	305,029

OPERATING EXPENSES
Administrative and general	159,728	53,655
Payroll and payroll tax	94,374	119,765
Professional	232,731	183,761
Total operating expenses	486,833	357,181

OPERATING INCOME (LOSS)	(32,509)	(52,152)

OTHER INCOME (EXPENSE)
Consulting - financing	(22,210)	(144,321)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX (CREDIT)	(54,719)	(196,473)

PROVISION FOR INCOME TAX (CREDIT)	(9,075)	(38,385)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(45,644)	(158,088)

DISCONTINUED OPERATIONS

INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED BUSINESS
BEFORE INCOME TAX (CREDIT)	(9,631)	(679)

PROVISION FOR INCOME TAX (CREDIT)	(1,642)	(132)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(7,989)	(547)

NET INCOME (LOSS)	$(53,633)	($158,635)

BASICALLY AND FULLY DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(0)	($0)
DISCONTINUED OPERATIONS	(0)	(0)
TOTAL OPERATIONS	$(0)	($0)

WEIGHTED AVERAGE SHARES OUTSTANDING	11,409,834	11,075,369

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

INFORMATION SYSTEMS ASSOCIATES, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(53,633)	($158,635)
Adjustments to reconcile net income (loss) to cash
provided (used) by operating activities
Miscellaneous adjustment		73
Depreciation and amortization	13,513	1,686
Cumulative change in deferred income tax	(10,717)	(38,518)
Common stock issued for services	0	44,321
Compensation paid by reduction of loan receivable	0	10,690
(Increase) decrease in accounts receivable	(83,976)	29,039
(Increase) decrease in prepaid consulting	22,210	0
(Increase) decrease in income tax claims receivable	168	0
Increase (decrease) in accounts payable	41,526	11,875
Increase (decrease) in accrued payroll	(6,042)	6,520
Increase (decrease) in accrued payroll taxes	1,569	0
Increase (decrease) in other liabilities	1,100	0
Net cash provided (used) by operating activities	(74,282)	(92,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer software development costs	(92,694)	(38,313)
Software license agreement - payments received	13,542	0
Software license agreement - marketing costs	(14,574)	0
Purchase of property and equipment	(7,949)	(2,883)
Net cash provided (used) by investing activities	(101,675)	(41,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - line of credit	11,868	0
Payments made on note payable - line of credit	(2,838)	0
Proceeds from issuance of stock	1,478	203,971
Net cash provided (used) by financing activities	10,508	203,971

NET INCREASE (DECREASE) IN CASH	(165,449)	69,826
CASH, BEGINNING OF YEAR	178,775	9,949
CASH, END OF YEAR	$13,326	$79,775

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

INFORMATION SYSTEMS ASSOCIATES, INC. STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional	Retained
	Common Stock		Preferred Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
YEAR ENDED DECEMBER 31, 2007

Balance, January 1, 2007	11,403,834	$11,404	0	$0	$366,097	$(119,568)

Proceeds from issuance of shares	6,000	$6			$1,472

Net income (loss )						(53,633)

Balance, December 31, 2007	11,409,834	$11,410	0	$0	$367,569	$(173,201)

					Additional	Retained
	Common Stock		Preferred Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
YEAR ENDED DECEMBER 31, 2006

Balance, January 1, 2006	100	$100	0	$0	$6,035	$39,068

Issuance of new common shares in exchange
for old common shares and $65.06	6,199,900	6,100			(6,035)

Issuance of stock for services	1,400,000	1,400			66,929

Proceeds from issuance of shares	3,803,834	3,804			299,168

Net income (loss )						(158,635)

Balance, December 31, 2006	11,403,834	$11,404	0	$0	$366,097	$(119,567)

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

INFORMATION SYSTEMS ASSOCIATES, INC. NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2007 and 2006

Note 1 - Statement of Significant Accounting Policies

(a) Business Activity

Information Systems Associates, Inc. (Company) was incorporated under the laws of the state of Florida on May 31, 1994. The Company provides services and software system design for the planning and implementation of Computer Aided Facilities Management (CAFM) based asset management tools. The Company also provided services through its insurance sales business (discontinued as of March 31, 2007).

(b) Cash and Cash Equivalent

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be a cash equivalent.

(c) Management,s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104,
"Revenue Recognition" and Emerging Issues Task Force, or EITF, Issue No. 00-21,
"Revenue Arrangements with Multiple Deliverables".

Consulting services and training revenues are accounted for separately from subscription and support revenues when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of our consulting service contracts are on a time and material basis. Training revenues are recognized after the services are performed. For revenue arrangements with multiple deliverables, we allocate the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison

Note 1 - Statement of Significant Accounting Policies (continued)

(d) Revenue Recognition (continued)

to the subscription service start date, and the contractual dependence of the subscription service on the customer's satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. We did not have any revenue arrangements with multiple deliverables for the period ending December 31, 2007.

(e) Comprehensive Income (Loss)

The Company adopted Financial Accounting Board Statement of Financial Accounting
Standards (SFAS) No. 130, "Reporting Comprehensive Income8, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during periods covered in the financial statements.

(f) Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax and net operating loss carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized.
Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

(g) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and payables and loans payable approximate fair value based on the short-term maturity of these instruments.
The carrying value of the Company,s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

(h) Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collections on the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Note 1 - Statement of Significant Accounting Policies (continued)

(i) Property and Equipment

Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment (three to ten years). When assets are sold or retired, their costs and accumulated deprecation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

The Company recognizes an impairment loss on property and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

(j) Impairment of Long-Lived Assets

The Company evaluated the recoverability of its property, equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, &Accounting
for the Impairment or Disposal of Long-Lived Assets8, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

(k) Software Development Costs

The Company accounts for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use". As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

After the development of the internal-use "On Site Physical Inventory " software (OSPI) was complete, the Company decided to market the software. Proceeds from the licenses of the computer software, net of direct incremental costs of marketing, such as commissions, software reproduction costs, warranty and service obligations, and installation costs, are applied against the carrying cost of that software. No profit will be recognized until aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero. Subsequent proceeds will be recognized in revenue as earned.

Note 1 - Statement of Significant Accounting Policies (continued)

(l) Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS
No. 123 (R), &Share-Based Payments8, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard replaces SFAS
No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting
for Stock-Based Compensation8. This standard requires a public entity to measure the cost of employee services using an option-pricing model, such as the Black-Scholes Model, received in exchange for an award of equity instruments based on the grant-date fair value of the award.
This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. Shares of common stock issued for services rendered by a third party are recorded at the fair market value of the shares issued or services rendered, whichever is more readily determinable. The shares are valued using the most recent private sale of stock since the Company is not traded on a public market. The Company adopted this standard during year ended December 31, 2006 using the modified prospective method.

(m) Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

(n) Advertising Expenses

Advertising costs are expensed as incurred. For the years ended December, 2007 and 2006 advertising expenses totaled $33 and $40, respectively.

(o) Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with Statement of
Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share. There were no common stock equivalents (CSE) necessary for the computation of diluted loss per share.

[9]
Note 1 - Statement of Significant Accounting Policies (continued)

(p) Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard No.
159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159").
This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, for the adoption of SFAS No.159 on its financial statements.

In December 2007, the FASB issued two new statements: (a) SFAS No. 141 (revised
2007), Business Combinations, and (b) No. 160, Noncontrolling Interests in
Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008, and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, of SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

(a) SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i)
recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner as equity but separate from the parent's equity in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii)
any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

Note 1 - Statement of Significant Accounting Policies (continued)

(p) Recent Accounting Pronouncements (continued)

In February 2006, FASB issued SFAS No. 155, &Accounting for Certain Hybrid Financial
Instruments8. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, &Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities8. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15,
2006. The adoption of SFAS No. 155 is not expected to have a material impact on the
Company,s results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
an Interpretation of FASB Statement No. 109" (FIN 48) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the
Company's calendar year 2007, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the
Company,s results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (FASB) ratified the provisions of
Emerging Issues Task Force (EITF) Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That
Is, Gross Versus Net Presentation)8. EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company,s calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company's results of operations or financial position.

Note 1 - Statement of Significant Accounting Policies (continued)

(p) Recent Accounting Pronouncements (continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin
No.108 (SAB No. 108), "Considering the Effects of Prior Year Misstatements when
Quantifying Current Year Misstatements8. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain)
approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 was adopted for the fiscal year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company,s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No.
140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. The Company does not expect application of SFAS No. 156, 157 and 158 to have a material effect on its financial statements.

Note 2- Cash and Cash Equivalent
2007 2006
Wachovia Bank (FDIC insured to $100,000.00) $13,326 $178,775

Note 3 - Property and Equipment
2007 2006

Computer software (developed for internal use) $137,789 $0
Computer software (purchased) 1,307 1,307
Furniture, fixtures, and equipment 24,698 16,750
163,794 18,057
Less accumulated depreciation and amortization 24,634 10,921
$139,360 $7,136

Depreciation and amortization expense $13,513 $1,686

Note 4 - Computer Software Developed for Internal Use

During the year ended December 31, 2007, the Company completed the development of the of the internal-use software, "On Site Physical Inventory" (OSPI). The OSPI software was developed to be used by the Company for collecting data for information technology assets installed in data centers. The Company began using the OSPI software in
October 2007 while providing consultation services for managing the physical infrastructure of data centers.

After implementing the use of the OSPI software, the Company decided to market the software and entered into a software license agreement with Aperture Technologies, Inc.

The Company has capitalized the cost of the OSPI software using Statement of
Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use" as follows:
2007 2006
Development costs $139,900 $44,063
Software license agreement - payments received (13,542) 0
Software license agreement - marketing costs 11,431 0
137,789 44,063
Less accumulated depreciation and amortization 11,397 0
$126,392 $44,063

Note 5 - Equity

On January 12, 2006, the Company,s shareholders approved the following resolutions:
An increase in the number of authorized common shares to 50,000,000.

A decrease in the par value of each common share from $1.00 to $.001 per share.

The addition of preferred shares: number authorized is 20,000,000 and the par value is $.001 per share.

During the period ended December 31, 2006, 3,803,834 shares of common stock were sold to various individuals and companies.

During the period ended December 31, 2006, 1,400,000 shares of stock were issued to financial consultants as share based payments. The shares were valued at market value at the date of agreement. The shares were valued using the most recent private sale of stock since the company is not traded on a public market. The accounting policies used for share based payments are the same as those described in Note 1 - Summary of Significant Accounting
Policies.

During the period ended December 31, 2007 6,000 shares of common stock were sold for cash

Note 6 - Income Taxes
2007 2006
Provision for income tax (credit) consists of:
Current accrual $0 $0
Cumulative change in deferred income tax (10,717) (38,518)
($10,717) ($38,518)

Income tax receivable consists of the following:
Federal claim for refund $637 $716
State claim for refund 0 89
$637 $805

The Company had the following net operating loss carryovers
for income tax purposes:
Expiring 2020 $204 $0
Expiring 2021 82,899 82,899
Expiring 2022 133,233 0
$216,336 $82,899

Note 7 - Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the periods ended December 31, 2007 and
2006 is summarized as follows:
2007 2006
Cash paid during the periods for interest and income taxes:
Income taxes $0 $0
Interest $2,628 $1,077

Non-cash financing transactions:
Common stock issued for services $0 $68,329

Note 8 - Employee Benefits

The Company has a SIMPLE Plan (Plan) to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 15% of their annual compensation to the
Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service.
The Company matches employee contributions dollar for dollar up to the IRS maximum. All matching contributions vest immediately. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants.
Company matching contributions to the Plan for the periods ended December 31, 2007 and 2006 totaled $3,550 and $2,975.

The Company has a medical reimbursement plan that reimburses officers for all out of pocket medical expenses not covered by the Company provided insurance plan. Company expenses under the medical reimbursement plan for the periods ended December 31, 2007 and 2006 totaled
$29,276 and $12,681.

Note 9 - Operating Lease

The Company leases its Palm City Florida facility. The lease requires monthly payments of $1,400. The lease commenced on June 1, 2007 and expires on May 31,
2008.

2007
The following is a schedule of the lease payments by year under the lease:

2008 $7,000

Note 10 - SB-2 Registration

On April 27, 2007, the Company filed an SB-2 registration statement with the Securities and Exchange Commission to become a publicly traded company with the intent of trading on the Over the Counter Bulletin Board.

Note 11 - Discontinued Operation

On April 1, 2007, the Company decided to cease its insurance business due to decreasing sales and a change in corporate strategy. Sales for the insurance business for the three months ended March 31, 2007 were $10,361 and for the three months ended March 31,
2006 were $10,842. The insurance business pretax loss reported in discontinued
operations for the three months ended March 31, 2007 was $7,990. No assets or liabilities existed for the business.

Note 12 - Note Payable

The Company has a line of credit with Wachovia Bank NA. The line of credit provides for borrowing up to $40,000. The balance as of December 31, 2007 is $9,030. The interest rate is Prime Rate plus 3%. The President, is a personal guaranty on the line of credit.

Note 13 - Disclosure of Information about Major Customers

We have two major customers that represent 60.3% and 27.6 % of our gross revenues.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2007, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

Article III, of our Bylaws provides that the first Board of Directors and all subsequent Boards of the Corporation shall consist of (Joseph P Coschera), unless and until otherwise determined by vote of a majority of the entire Board of Directors. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have entered into employment agreements with our executive officers (Joseph P Coschera and Loire A Lucas). The term of each of the agreements is five (5) years renewable at the end of each period by mutual agreement.

Name	Age	Position

Joseph Coschera	60	President and Director
Loire Lucas	50	Vice President and Director

Joseph Coschera

Joseph Coschera is the founder and President of Information Systems Associates, Inc. which he opened in the summer of 1992 for business. Prior to forming ISA Joe held the position of Vice President with JPMorgan Chase. Joe’s career at JPMC spanned 18 years rising from the position of Systems Engineer to Manager of Facilities and Hardware Planning for the Retail Banking Division. Joe’s responsibilities were extremely diverse and included space planning for the Division’s staff, facilities and hardware planning for several mega data centers and the network operation centers. In addition, he managed the Planning and Implementation Group whose responsibilities included the planning, acquisition and deployment of the technology infrastructure throughout the bank’s branch banking network. Joe served as both a team member and project manager during his tenure. He managed such projects as the deployment of state of the art banking technology (ATMs and Platform Automation) to more than 200 branches on three different occasions as well as data center mergers and build-outs. Joe was recognized for his contributions related to the relocation and consolidation of several large data processing centers.. It was that experience that Joe utilized as the foundation for ISA’s service offerings.

Currently Joe is leading ISA’s development efforts as well as new business development and business partner relationships.  Joe is also serving as Chief Financial Officer and Principal Accounting Officer for ISA.  Joseph Coschera's financial experience came as a result of his previously holding a position as Vice President with JPMorgan Chase, which spanned 18 years rising from the position of Systems Engineer to Manager of Facilities and Hardware Planning for the Retail Banking Division. Joe’s responsibilities were extremely diverse and included direct interaction with financial departments. As part of managing the deployment of state of the art banking technology (ATMs and Platform Automation) to more than 200 branches, Joe had extensive interaction with the financial systems departments order to perform his tasks better. He has kept up to date with the Sarbanes-Oxley Act of 2002 through reading the law on the Internet. He has also reviewed PCAOB guidance from its web site and has read the portion of the SEC web site that deals with the Office of Chief Accountant. He surrounds himself with CPA's like Jay Lake, Chris Cottone and Mike Bongiovanni and reads 10-QSB's and 10-KSB's from other companies. He also reads PPC checklists which mandate the exact detail disclosure requirements that will be expected of him once the company is fully reporting.

Loire Lucas

Loire Lucas began her career with the NCR Corporation upon graduation from Florida Atlantic University in 1982 where she received her Bachelors of Applied Science. As a Systems Engineer, she worked on banking client’s projects in Europe and Africa. Upon her return from Africa, she continued to work at corporate headquarters in Dayton, Ohio. Following her headquarters position, Loire transferred to NCR’s New York Sales office where she worked with major financial institutions managing their banking platform migration to state of the art hardware and software platforms.

In 1991, Loire relocated to Florida to start a business. The business “Cutting Edge Concepts” manufactured the “Legend Bay” resort wear line which was sold around the globe. She also opened a local retail shop in Stuart, FL in which was featured the “Legend Bay” clothing line. The business was sold in 1994 and Loire took time off to start a family. Upon her return to work in 2002, she joined ISA as Vice President of Operations. Her duties at ISA include the management of the day-to-day office activities including Accounts Payable and Accounts Receivable.
Significant Employees.

Other than those persons mentioned above, we have no significant employees.

Family Relationships.

Loire Lucas is married to Joe Coschera

Articles and Bylaws

Article III, of our Bylaws provides that the first Board of Directors and all subsequent Boards of the Corporation shall consist of (Joseph P Coschera), unless and until otherwise determined by vote of a majority of the entire Board of Directors. The Board of Directors or shareholders all have the power, in the interim between annual and special meetings of the shareholders, to increase or decrease the number of Directors of the Corporation. A Director need not be a shareholder of the Corporation unless the Certificate of Incorporation of the Corporation or the Bylaws so require. The first Board of Directors shall hold office until the first annual meeting of shareholders and until their successors have been duly elected and qualified or until there is a decrease in the number of Directors. Thereinafter, Directors will be elected at the annual meeting of shareholders and shall hold office until the annual meeting of the shareholders next succeeding his election, unless their terms are staggered in the Articles of incorporation of the Corporation (so long as at least one-fourth in number of the Directors of the Corporation are elected at each annual shareholders’ meeting) or these Bylaws, or until his prior death, resignation or removal. Any Director may resign at any time upon written notice of such resignation to the Corporation.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee of our Company has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

hawse have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

	Compliance with applicable governmental laws, rules and regulations
	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2005. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2007, 2006 and 2005, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Joseph Coschera, President	2007	114,834	7,500	0	0	0	0	458	122,792
	2006	110,035	2,000 (1)	0	0	0	0	0	112,035
	2005	110,031	0	0	0	0	0	458	110,031

Loire Lucas Vice President	2007	19,248	2,500	0	0	0	0	0	21,748
	2006	33,542	2,500 (2)	0	0	0	0	0	36,042
	2005	19,315	1,850	0	0	0	0	0	22,165

(1)	The basis for the bonus issued to Joseph Coschera are based upon the following:

-	The additional time spent during the 2nd 3rd and 4th quarters of 2006 being involved in the development, design and testing of the data collection process known as On Site Physical Inventory.
-	Additional time and travel spent developing new partnerships with companies such as Visual Network Design.
-	Development of new client relationships done through on site product and solution presentations and attendance at industry trade shows.

(2)	The basis for the bonuses issued to Loire Lucas is based upon the following:

-	Participation in and support functions related to the documentation for the data collection process known as On Site Physical Inventory.
-	Increase in revenue contribution to the bottom line as compared to the previous fiscal year.

The approval for both actions came from Joseph Coschera.

We plan to continue to compensate Mr. Coschera and Ms. Lucas in a similar manner into the foreseeable future provided we have enough funds to do so.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of March 3, 2008, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (b) by each of our directors, and (c) by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 3, 2008, there were 11,409,834 shares of common stock outstanding.

Security Ownership of Certain Beneficial Owners (1)(2)

Title of Class	Name and Address	# of Shares	Current % Owned

Common	Aquatica Investments Ltd Grove House, 4th floor Nassau Bahamas	3,000,000	26.31%
Common	Coschera, Joseph	6,200,000	54.37%

Security Ownership of Officers and Directors (2)

Title of Class	Name and Address	# of Shares	Current % Owned

Common	Coschera, Joseph	6,200,000	54.37%
Common	Lucas, Loire**	0	0%
Common	All Officers and Directors as a Group (2)	6,200,000	54.37%

**Less than 1%

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by community property laws.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above tables and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Changes in Control.

There are currently no arrangements, which would result in a change in our control.

Item 12. Certain Relationships and Related Transactions

On January 12, 2006, the Company,s shareholders approved the following resolutions:

An increase in the number of authorized common shares to 50,000,000.

A decrease in the par value of each common share from $1.00 to $.001 per share.
The addition of preferred shares: number authorized is 20,000,000 and the par value is $.001 per share.

During the period ended December 31, 2006, 3,803,834 shares of common stock were sold to various individuals and companies.

During the period ended December 31, 2006, 1,400,000 shares of stock were issued to financial consultants as share based payments. The shares were valued at market value at the date of agreement. The shares were valued using the most recent private sale of stock since the company is not traded on a public market.

During the period ended December 31, 2007 6,000 shares of common stock were sold for cash.

Item 13. Exhibits and Reports on Form 8-K

(a)	Financial Statements

1. The following financial statements of Information Systems Associates, Inc are included in Part II, Item 7:

Independent Auditors’ Report…………………………………………….……    14
Balance Sheet-December 31, 2007……………………………………………15-16
Statements of Operations - for the years ended
December 31, 2007 and 2006………………………………………….…….  17-18
Statements of Cash Flows - for the years ended
December 31, 2007 and 2006…….………………….…….………….………19-20
Statements of Stockholders’ Equity - for the years ended
December 31, 2007 and 2006…………………….…………………………        21
Notes to Financial Statements…………………...……………………………22-28

2. Exhibits

14.1.              Code of Ethics
31.1.              Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.              Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer (see Exhibit 31.1)
32.1.              Section 1350 Certifications of Chief Executive Officer
32.2.              Section 1350 Certifications of Chief Financial Officer (see Exhibit 32.1)

(b)	Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC, ("Lake") for our audit of the annual financial statements for the years ended December 31, 2007 and 2006. Traci J. Anderson, CPA provided audit services in 2006. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2007		2006
	Lake		Anderson

Audit Fees (1)	$15,975	(3)	$7,000	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$15,975		$7,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Lake in 2006 relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.
(3)
The amounts shown for Lake in 2007 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2007, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the first, second and third quarters of 2008.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered by Lake & Associates CPA’s LLC were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2007, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

INFORMATION SYSTEMS ASSOCIATES, INC.

Date: March 3, 2008	/s/ Joseph P. Coschera
Joseph P. Coschera
President, CEO, CFO, Principal Accounting Officer and Director