Form 10KSB/A
period 2007-12-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2008-03-24
CIK 1396536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
Form 10-KSB/A

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

/s/Lake & Associates CPA’s LLC
Lake & Associates, CPA’s LLC
Boca Raton, Florida
February 15, 2008
20283 State Road 7
Suite 300
Boca Raton, Florida 33498

Phone: 561.982.9874
Fax: 561.982.7985

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalent	$13,326
Accounts receivable	114,175
Prepaid consulting	1,798
Income tax claims receivable	637
Deferred income tax credit	37,154
Total current assets	167,090

PROPERTY AND EQUIPMENT (net)	139,360

$306,450

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable - line of credit	$9,030
Accounts payable	88,066
Accrued payroll taxes	2,476
Other liabilities	1,100
Total current liabilities	100,672

STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 50,000,000 shares
authorized, 11,409,834 shares issued and outstanding	11,410
Additional paid in capital	367,569
Retained earnings (deficit)	(173,201)
Total stockholders' equity	205,778

$306,450

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

INFORMATION SYSTEMS ASSOCIATES, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

EARNED REVENUES	$459,910	$309,571
COST OF GOODS SOLD	5,586	4,542
GROSS PROFIT FROM OPERATIONS	454,324	305,029

OPERATING EXPENSES
Administrative and general	159,728	53,655
Payroll and payroll tax	94,374	119,765
Professional	232,731	183,761
Total operating expenses	486,833	357,181

OPERATING INCOME (LOSS)	(32,509)	(52,152)

OTHER INCOME (EXPENSE)
Consulting - financing	(22,210)	(144,321)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX (CREDIT)	(54,719)	(196,473)

PROVISION FOR INCOME TAX (CREDIT)	(9,075)	(38,385)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(45,644)	(158,088)

DISCONTINUED OPERATIONS

INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED BUSINESS
BEFORE INCOME TAX (CREDIT)	(9,631)	(679)

PROVISION FOR INCOME TAX (CREDIT)	(1,642)	(132)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(7,989)	(547)

NET INCOME (LOSS)	$(53,633)	($158,635)

BASICALLY AND FULLY DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(0)	($0)
DISCONTINUED OPERATIONS	(0)	(0)
TOTAL OPERATIONS	$(0)	($0)

WEIGHTED AVERAGE SHARES OUTSTANDING	11,409,834	11,075,369

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

INFORMATION SYSTEMS ASSOCIATES, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(53,633)	($158,635)
Adjustments to reconcile net income (loss) to cash
provided (used) by operating activities
Miscellaneous adjustment		73
Depreciation and amortization	13,513	1,686
Cumulative change in deferred income tax	(10,717)	(38,518)
Common stock issued for services	0	44,321
Compensation paid by reduction of loan receivable	0	10,690
(Increase) decrease in accounts receivable	(83,976)	29,039
(Increase) decrease in prepaid consulting	22,210	0
(Increase) decrease in income tax claims receivable	168	0
Increase (decrease) in accounts payable	41,526	11,875
Increase (decrease) in accrued payroll	(6,042)	6,520
Increase (decrease) in accrued payroll taxes	1,569	0
Increase (decrease) in other liabilities	1,100	0
Net cash provided (used) by operating activities	(74,282)	(92,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer software development costs	(92,694)	(38,313)
Software license agreement - payments received	13,542	0
Software license agreement - marketing costs	(14,574)	0
Purchase of property and equipment	(7,949)	(2,883)
Net cash provided (used) by investing activities	(101,675)	(41,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - line of credit	11,868	0
Payments made on note payable - line of credit	(2,838)	0
Proceeds from issuance of stock	1,478	203,971
Net cash provided (used) by financing activities	10,508	203,971

NET INCREASE (DECREASE) IN CASH	(165,449)	69,826
CASH, BEGINNING OF YEAR	178,775	9,949
CASH, END OF YEAR	$13,326	$79,775

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

INFORMATION SYSTEMS ASSOCIATES, INC. STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional	Retained
	Common Stock		Preferred Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
YEAR ENDED DECEMBER 31, 2007

Balance, January 1, 2007	11,403,834	$11,404	0	$0	$366,097	$(119,568)

Proceeds from issuance of shares	6,000	$6			$1,472

Net income (loss )						(53,633)

Balance, December 31, 2007	11,409,834	$11,410	0	$0	$367,569	$(173,201)

					Additional	Retained
	Common Stock		Preferred Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
YEAR ENDED DECEMBER 31, 2006

Balance, January 1, 2006	100	$100	0	$0	$6,035	$39,068

Issuance of new common shares in exchange
for old common shares and $65.06	6,199,900	6,100			(6,035)

Issuance of stock for services	1,400,000	1,400			66,929

Proceeds from issuance of shares	3,803,834	3,804			299,168

Net income (loss )						(158,635)

Balance, December 31, 2006	11,403,834	$11,404	0	$0	$366,097	$(119,567)

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