Form 10QSB
period 2008-03-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2008-05-15
CIK 1396536

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2120 SW Danforth Circle, Palm City FL 34990
(Address of principal executive offices)

(772) 286-3682
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of May 15, 2008:  11,409,834

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1.  FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.

ACCOUNTANT'S REPORT......................................................................................................................	4

FINANCIAL STATEMENTS

Balance Sheet...............................................................................................................................................	5

Statements of Operations................................................................................................................................	6

Statements of Stockholders' Equity................................................................................................................................	7

Statements of Cash Flows...............................................................................................................	8

Notes to the Financial Statements.......................................................................................................	9

To the Board of Directors
Information Systems Associates, Inc.
2120 Danforth Circle
Palm City, Florida 34990

I have compiled the accompanying balance sheet of Information Systems Associates, Inc. as of
March 31, 2008, and the related statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2008 and 2007, in accordance with Statements on Standards for
Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

/s/ William L. DeBay, C.P.A.
William L. DeBay, C.P.A.
May 12, 2008

INFORMATION SYSTEMS ASSOCIATES, INC. BALANCE SHEET MARCH 31, 2008 Unaudited

ASSETS

CURRENT ASSETS
Cash and cash equivalent	$6,369
Accounts receivable	183,705
Income tax claims receivable	637
Deferred income tax credit	36,129
Total current assets	226,840

PROPERTY AND EQUIPMENT (net)	111,773

$338,613

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable - line of credit	$35,835
Accounts payable	87,766
Accrued payroll taxes	4,459
Other liabilities	600
Total current liabilities	128,660

STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 50,000,000 shares
authorized, 11,403,834 shares issued and outstanding	11,404
Additional paid in capital	366,097
Retained earnings (deficit)	(167,548)
Total stockholders' equity	209,953

$338,613

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Unaudited

	2008	2007

EARNED REVENUES	$256,265	$56,218

OPERATING EXPENSES
Administrative and general	92,442	26,297
Payroll and payroll tax	35,623	14,341
Professional	121,202	35,005
Total operating expenses	249,267	75,643

OPERATING INCOME (LOSS)	6,998	(19,425)

OTHER INCOME (EXPENSE)
Consulting - financing	(1,798)	(9,876)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX (CREDIT)	5,200	(29,301)

PROVISION FOR INCOME TAX (CREDIT)	1,025	(5,645)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	4,175	(23,656)

DISCONTINUED OPERATIONS

INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED
BUSINESS BEFORE INCOME TAX (CREDIT)	0	(9,631)

PROVISION FOR INCOME TAX (CREDIT)	0	(1,855)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0	(7,776)

NET INCOME (LOSS)	$4,175	($31,432)

BASICALLY AND FULLY DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$0	($0)
DISCONTINUED OPERATIONS	$0	($0)
TOTAL OPERATIONS	$0	($0)

WEIGHTED AVERAGE SHARES OUTSTANDING	11,403,834	11,403,834

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Unaudited

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,175	($31,432)
Adjustments to reconcile net income (loss) to cash
provided (used) by operating activities
Depreciation and amortization	11,992	481
Cumulative change in deferred income tax	1,025	(7,500)
(Increase) decrease in accounts receivable	(69,530)	13,272
(Increase) decrease in prepaid payroll taxes	0	(276)
(Increase) decrease in prepaid consulting	1,798	9,876
Increase (decrease) in accounts payable	(300)	15,898
Increase (decrease) in accrued payroll	0	(6,041)
Increase (decrease) in accrued payroll taxes	1,983	0
Increase (decrease) in other liabilities	(500)	0
Net cash provided (used) by operating activities	(49,357)	(5,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer software development costs	0	(30,174)
Software license agreement - payments received	27,083	0
Software license agreement - marketing costs	(9,020)	0
Purchase of property and equipment	(2,468)	0
Net cash provided (used) by investing activities	15,595	(30,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - line of credit	28,805	0
Payments made on note payable - line of credit	(2,000)	0
Net cash provided (used) by financing activities	26,805	0

NET INCREASE (DECREASE) IN CASH	(6,957)	(35,896)
CASH, BEGINNING OF PERIOD	13,326	178,775
CASH, END OF PERIOD	$6,369	$142,879

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Unaudited

					Additional	Retained
	Common Stock		Preferred Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
THREE MONTHS ENDED MARCH 31, 2008

Balance, December 31, 2007	11,403,834	$11,404	0	$0	$366,097	$(171,723)

Net income (loss )						4,175

Balance, March 31, 2008	11,403,834	$11,404	0	$0	$366,097	$(167,548)

					Additional	Retained
	Common Stock		Preferred Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
THREE MONTHS ENDED MARCH 31, 2007

Balance, December 31, 2006	11,403,834	$11,404	0	$0	$366,097	$(119,568)

Net income (loss )						(31,432)

Balance, March 31, 2007	11,403,834	$11,404	0	$0	$366,097	$(151,000)

SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008 and 2007

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

(c) Management’s Use of Estimates

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

(e) Comprehensive Income (Loss)

The Company adopted Financial Accounting Board Statement of Financial Accounting
Standards (SFAS) No. 130, "Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during periods covered in the financial statements.

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
The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

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

(j) Impairment of Long-Lived Assets

The Company evaluated the recoverability of its property, equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting
for the Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

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

Note 1 - Statement of Significant Accounting Policies (continued)

(l) Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS
No. 123 (R), “Share-Based Payments”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard replaces SFAS
No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting
for Stock-Based Compensation”. This standard requires a public entity to measure the cost of employee services using an option-pricing model, such as the Black-Scholes Model, received in exchange for an award of equity instruments based on the grant-date fair value of the award.
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

(n) Advertising Expenses

Advertising costs are expensed as incurred. For the three months ended March, 2008 and 2007, no advertising costs were incurred.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative
Instruments and Hedging Activities, an amendment of FASB Statement No. 133"
("SFAS 161"). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the
Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact of this statement and does not anticipate that it will have an impact on the
Company's financial position or results of operations.

Note 2- Cash and Cash Equivalent
	2008	2007
Wachovia Bank (FDIC insured to $100,000.00)	$6,369	$142,879

Note 3 - Property and Equipment
	2008	2007

Computer software (developed for internal use)	$119,726	$0
Computer software (purchased)	1,307	1,307
Furniture, fixtures, and equipment	27,166	16,750
	148,199	18,057
Less accumulated depreciation and amortization	36,426	11,402
	$111,773	$6,655

Depreciation and amortization expense	$13,513	$481

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
	2008	2007
Development costs	$139,900	$74,237
Software license agreement - payments received	(40,625)	0
Software license agreement - marketing costs	20,451	0
	119,726	74,237
Less accumulated depreciation and amortization	22,735	0
	$96,991	$74,237

Note 5 - Note Payable

The Company has a line of credit with Wachovia Bank NA. The line of credit provides for borrowing up to $40,000. The balance as of March 31, 2008 is $35,835. The interest rate is Prime Rate plus 3%. The President is a personal guarantor on the line of credit.

Note 6 - Income Taxes
	2008	2007
Provision for income tax (credit) consists of:
Current accrual	$0	$0
Cumulative change in deferred income tax	1,025	(7,500)
	$1,025	($7,500)

Income tax receivable consists of the following:
Federal claim for refund	$637

The Company had the following net operating loss carryovers
for income tax purposes:
Expiring 2020	$204
Expiring 2021	82,899
Expiring 2022	133,233
	$216,336

Note 7 - Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the periods ended December 31, 2007 and
2006 is summarized as follows:
	2008	2007
Cash paid during the periods for interest and income taxes:
Income taxes	$0	$0
Interest	$458	$311

Note 8 - Operating Lease

The Company leases its Palm City Florida facility. The lease requires monthly payments of $1,400. The lease commenced on June 1, 2007 and expires on May 31,
2008.

The following is a schedule of the lease payments by year under the lease:

2008	$7,000

Note 9 - Employee Benefits

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
Company matching contributions to the Plan for the periods ended March 31, 2008 and 2007 totaled $900 and $750.

The Company has a medical reimbursement plan that reimburses officers for all out of pocket medical expenses not covered by the Company provided insurance plan. Company expenses under the medical reimbursement plan for the periods ended March 31, 2008 and 2007 totaled
$7,077 and $7,610.

Note 10 - Discontinued Operation

On April 1, 2007, the Company decided to cease its insurance business due to decreasing sales and a change in corporate strategy. Sales for the insurance business for the three months ended March 31, 2007 were $10,251. The insurance business pretax loss reported in discontinued operations for the three months ended
March 31, 2007 was $9,631. No assets or liabilities existed for the business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "we", "us", "our," the “Registrant,” “ISA” and the "Company" means, Information Systems Associates, Inc., a Florida corporation.

GENERAL DESCRIPTION OF BUSINESS

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

We do not have any formal agreement with Northrop Grumman, however for the period January 1, 2008 through May 15th, 2008 Northrop Grumman has issued one purchase order to ISA in the amount of $1,200 and ISA has agreed to provide maintenance services to Northrop Grumman related to their installed Computer Aided Facilities Management solution “VisionFM”.

To date, the following services have been provided to Northrop Grumman under the above.

1.	Updated and customized data entry forms included in the standard VisionFM product
2.	Added new forms and workflow processes
3.	Created a training video whose target audience is the end user submitting Work Orders and Move Requests
4.	Other minor modifications to the VisionFM solution.

SALES AND MARKETING

We market our services primarily through referrals from the following companies with whom ISA has either a resellers agreement in place, is authorized to provide consulting service to their client’s or both:

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

Although we offer a broad range of asset network and facilities management solutions as Value Added Resellers, we face significant competition in each of the component product areas from the following companies:

•	Enterprise asset management - related solutions -Visual Network Design, Inc., ShowRack, NLyte, Visio)
•	Facilities Management - related solutions - Archibus)

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables".

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer's satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. We did not have any revenue arrangements with multiple deliverables for the period ending March 31, 2008.

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

We recognize an impairment loss on property and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

Software Development Costs

We account for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". As required by SOP 98-1, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

After the development of the internal-use "On Site Physical Inventory" software (OSPI) was complete, we decided to market the software. Proceeds from the licenses of the computer software, net of direct incremental costs of marketing, such as commissions, software reproduction costs, warranty and service obligations, and installation costs, are applied against the carrying cost of that software. No profit will be recognized until aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero. Subsequent proceeds will be recognized in revenue as earned.

Revenues

Gross revenues were $256,265 and $56,218 for the three months ended March 31, 2008 and 2007, respectively, due primarily to the increased sale of professional services, maintenance contracts and time and materials arrangements. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. As part of our ongoing operations to provide services to our customers, incidental expenses, if reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services. We expect revenues to increase during 2008 as our moves toward developing our business plan.

Income / Loss

Net income (loss) from continuing operations for the three months ended March 31, 2008 and 2007 were $4,175, or less than $.01 per share, and ($31,432), or less than ($.01) per share, respectively. The loss in 2007 was due to much lower sales as we started developing our business plan. We expect to continue to incur losses at least through the fiscal year 2008, partly attributable to the fair value of expected services to be received. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Expenses

Operating expenses for the three months ended March 31, 2008 and 2007 were $249,267 and $75,643, respectively. The high operating expenses during 2008 were due primarily to administrative and general expenses of $92,442 and professional consulting expenses of $121,202 for services in connection with technology consulting and advisory services.

Income Taxes

We received an income tax benefit of $1,855 in 2007.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three-month periods ended March 31, 2008 and 2007. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.
Liquidity and Capital Resources

Cash flows used in operations were ($49,357) and ($5,722) for the three months ended March 31, 2008 and 2007, respectively. Cash flows used in operations in 2008 were primarily attributable to a net income of $4,175, the increase in accounts receivable by $69,530, partially offset by the decrease in prepaid consulting by $1,798 and increase in accrued payroll taxes by $1,983. Cash flows used in operations in 2007 were primarily attributable to a net loss of ($31,432), partially offset by a decrease in accounts receivables by $13,272 and an increase in accounts payable of $15,898.

Cash flows provided by (used in) investing activities were $15,595 and ($30,174) for the three months ended March 31, 2008 and 2007, respectively. Cash flows provided by investing activities in 2008 were attributable to cost of software development of $9,020, and purchase of property and equipment of $2,468 less $27,083 in payments received on a software license agreement. Cash flows used in investing activities in 2007 were due solely to the cost of software development.

Cash flows provided by financing activities were $26,805 and $-0- for the three months ended March 31, 2008 and 2007, respectively. Cash flows from financing activities in 2008 were due primarily to proceeds from a line of credit with Wachovia Bank NA. The line of credit provides for borrowing up to $40,000. We borrowed $28,805 on the credit line and repaid $2,000 in 2008.

Overall, we have funded our cash needs from inception through March 31, 2008 with a series of debt and equity transactions.

We had cash on hand of $6,369 and a working capital of $98,180 as of March 31, 2008. Currently, we have enough cash to fund our operations for the next year. This is based on current cash flows from financing activities and projected revenues. Although it is possible, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $75,000 to sustain operations through year 2008 and the years thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital. Failure to raise capital may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by our management, including its Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures

Changes in Internal Control Over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer have determined that, during the period covered by this quarterly report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. They have also concluded that there were no significant changes in our internal controls after the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-KSB. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-KSB.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

   Reports on Form 8-K filed

(1)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Information Systems Associates, Inc.
Date: May 15, 2008	By:	/s/ Joseph P. Coschera
Joseph P. Coschera President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.