Form 10QSB/A
period 2008-03-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2008-05-19
CIK 1396536

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A1

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

Explanatory Note: We are amending this Form 10-Q to include a comparative audited balance sheet at December 31, 2007 to comply with the 10-Q presentation rules. We inadvertedly omitted this information in the prior submission

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

/s/ William L. DeBay, C.P.A.
William L. DeBay, C.P.A.
May 12, 2008

INFORMATION SYSTEMS ASSOCIATES, INC. BALANCE SHEET MARCH 31, 2008

Unaudited

ASSETS	Unaudited	Audited
	31-Mar-08	31-Dec-07
CURRENT ASSETS
Cash and cash equivalent	$6,369	$13,326
Accounts receivable	183,705	114,175
Prepaid consulting	0	1,798
Income tax claims receivable	637	637
Deferred income tax credit	36,129	37,154
Total current assets	226,840	167,090

PROPERTY AND EQUIPMENT (net)	111,773	139,360

	$338,613	$306,450

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable - line of credit	$35,835	$9,030
Accounts payable	87,766	88,066
Accrued payroll taxes	4,459	2,476
Other liabilities	600	1,100
Total current liabilities	128,660	100,672

STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 50,000,000 shares
authorized, 11,403,834 shares issued and outstanding	11,404	11,404
Additional paid in capital	366,097	366,097
Retained earnings (deficit)	(167,548)	(171,723)
Total stockholders' equity	209,953	205,778

	$338,613	$306,450

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