Form 10-Q
period 2008-06-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2008-08-19
CIK 1396536

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2120 SW Danforth Circle, Palm City FL 34990
(Address of principal executive offices)

(772) 286-3682
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [x]No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of August 19, 2008:     11,803,834

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

ITEM 1.  FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.

FINANCIAL STATEMENTS

Balance Sheet...	4

Statements of Operations.........................................................................................................................................................................................	5

Statements of Cash Flows.......................................................................................................................................................................................	6

Notes to the Financial Statements.............................................................................................................................................................................	7

INFORMATION SYSTEMS ASSOCIATES, INC. BALANCE SHEETS

June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$108,859	$13,326
Accounts receivable	100,291	114,175
Prepaid Consulting	-	1,798
Income tax claims receivable	637	637
Deferred income tax credit	32,739	37,154
Total current assets	242,526	167,090

PROPERTY AND EQUIPMENT (net)	77,558	139,360

	$320,084	$306,450

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable - line of credit	$31,524	$9,030
Accounts payable	56,087	88,066
Accrued payroll taxes	6,965	2,476
Other liabilities	1,700	1,100
Total current liabilities	96,276	100,672

STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 50,000,000 shares
authorized, 11,403,834 shares issued and outstanding	11,404	11,404
Additional paid in capital	366,097	366,097
Retained earnings (deficit)	(153,693)	(171,723)
Total stockholders' equity	223,808	205,778

	$320,084	$306,450

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Unaudited

	For the Three Months end June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

EARNED REVENUES	$473,023	$95,732	$729,288	$151,950
COST OF GOODS SOLD	26,524	0	26,524	0
GROSS PROFIT FROM OPERATIONS	446,499	95,732	702,764	151,950

OPERATING EXPENSES
Administrative and general	155,730	40,133	248,172	66,430
Payroll and payroll tax	42,196	17,602	77,819	31,943
Professional	228,828	55,214	350,030	90,219
Total operating expenses	426,754	112,949	676,021	188,592

OPERATING INCOME (LOSS)	19,745	(17,217)	26,743	(36,642)

OTHER INCOME (EXPENSE)
Consulting - financing	(2,500)	(5,176)	(4,298)	(15,052)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX (CREDIT)	17,245	(22,393)	22,445	(51,694)

PROVISION FOR INCOME TAX (CREDIT)	3,390	(4,325)	4,415	(9,970)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	13,855	(18,068)	18,030	(41,724)

DISCONTINUED OPERATIONS

INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED
BUSINESS BEFORE INCOME TAX (CREDIT)	0	(9,501)	0	(9,501)

PROVISION FOR INCOME TAX (CREDIT)	0	(9,501)	0	(1,830)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0	0	0	(7,671)

NET INCOME (LOSS)	$13,855	$(18,068)	$18,030	$(49,395)

BASICALLY AND FULLY DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$0	$(0)	$0	$(0)
DISCONTINUED OPERATIONS	$0	$0	$0	$(0)
TOTAL OPERATIONS	$0	$(0)	$0	$(0)

WEIGHTED AVERAGE SHARES OUTSTANDING	11,403,834	11,403,834	11,403,834	11,403,834

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Unaudited

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,030	($49,395)
Adjustments to reconcile net income (loss) to cash
provided (used) by operating activities
Depreciation and amortization	21,632	959
Cumulative change in deferred income tax	4,415	(11,800)
(Increase) decrease in accounts receivable	13,884	(10,698)
(Increase) decrease in prepaid consulting	1,798	15,052
Increase (decrease) in accounts payable	(31,979)	9,813
Increase (decrease) in accrued payroll	0	(6,041)
Increase (decrease) in accrued payroll taxes	4,489	2,038
Increase (decrease) in other liabilities	600	600
Net cash provided (used) by operating activities	32,869	(49,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer software development costs	0	(59,211)
Software license agreement - payments received	67,708	0
Software license agreement - marketing costs	(18,041)	0
Purchase of property and equipment	(9,497)	0
Net cash provided (used) by investing activities	40,170	(59,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - line of credit	29,494	0
Payments made on note payable - line of credit	(7,000)	0
Net cash provided (used) by financing activities	22,494	0

NET INCREASE (DECREASE) IN CASH	95,533	(108,683)
CASH, BEGINNING OF PERIOD	13,326	178,775
CASH, END OF PERIOD	$108,859	$70,092

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007

Note 1 - Statement of Significant Accounting Policies

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

Recent Accounting Pronouncements

In May 2008, the FASB released SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles".   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

Note 2- Cash and Cash Equivalent
		2008	2007
	Wachovia Bank (FDIC insured to $100,000.00)	$108,859	$70,092

Note 3 - Property and Equipment
		2008	2007

Computer software (developed for internal use)		$88,121	$103,274
Computer software (purchased)		1,307	1,307
Furniture, fixtures, and equipment		34,197	16,750
		123,625	121,331
Less accumulated depreciation and amortization		46,067	11,881
		$77,558	$109,450

Depreciation and amortization expense		$21,632	$959

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

The Company has capitalized the cost of the OSPI software using Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as follows:

		2008	2007
Development costs		$139,900	$103,274
Software license agreement - payments received		(81,250)	0
Software license agreement - marketing costs		29,471	0
		88,121	103,274
Less accumulated depreciation and amortization		31,331	0
		$56,790	$103,274

Note 5 - Income Taxes
		2008	2007
Provision for income tax (credit) consists of:
	Current accrual	$0	$0
	Cumulative change in deferred income tax	1,025	(11,800)
		$1,025	($11,800)

Income tax receivable consists of the following:
	Federal claim for refund	$637

The Company had the following net operating loss carryovers
for income tax purposes:
	Expiring 2020	$204
	Expiring 2021	82,899
	Expiring 2022	133,233
		$216,336

Note 6 - Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the periods ended June 30, 2008 and
2007 is summarized as follows:
		2008	2007
Cash paid during the periods for interest and income taxes:
	Income taxes	$0	$0
	Interest	$493	$895

Note 7 - Operating Lease

The Company leases its Palm City Florida facility.  The lease requires monthly payments of $1,400.   The lease commenced on June 1, 2007 and expires on May 31, 2008. The renewed the lease on June 1, 2008 for $1,500 per month

The following is a schedule of the lease payments by year under the lease:

2008	10,500
2009	7,500

Note 8 - Note Payable

The Company has a line of credit with Wachovia Bank NA.  The line of credit provides for borrowing up to $40,000.  The balance as of June 30, 2008 is $31,524.  The interest rate is Prime Rate plus 3%.  The President is a personal guaranty on the line of credit.

Note 9 - Subsequent Event

On July, 15, 2008, Information Systems Associates, Inc. (the “Company”) received a subscription in the amount of $100,000 for 400,000 shares of the Company’s common stock from Derek J. Leach (“Leach”) pursuant to an Offshore Stock Purchase Agreement Under terms of the agreement the company will issue 2,000,000 shares at .25 per share for a total proceeds of $400,000 over a period of five months

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

- Graphical Design & Modeling of Datacenters
- Auto-Build Visual Documentation From Imported Bill of Materials
- Advanced Operations & Reporting
- Modeling and Impact Analysis of Datacenter Designs
- Space, Power, Cooling, and Cable Management
- Generate Detailed Datacenter and Rack Visualizations
- Ensure Racks and the Datacenter are Within Design Limits
- Instantly Find Available Datacenter Resources
- Improve Utilization of Power and Space
- Import, & Document the Datacenter in Minutes

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer's satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. We did not have any revenue arrangements with multiple deliverables for the period ending June 30, 2008.

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

Revenues

Gross revenues were $473,023 and $729,288 for the three and six months ended June 30, 2008, respectively, compared to gross revenues of $95,732 and 151,950 for the three and six months ended June 30, 2007. The increase in current period was due primarily to the increased sale of professional services, maintenance contracts and time and materials arrangements. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. As part of our ongoing operations to provide services to our customers, incidental expenses, if reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services. We expect revenues to increase during 2008 as our moves toward developing our business plan.

Income / Loss

We had net income of $13,855 and $18,030 from continuing operations for the three and six months ended June 30, 2008, respectively, compared to net loss of $18,068 and $41,724 from continuing operations for the three and six months ended June 30, 2007, respectively. The net income during the current periods was due primarily to the increase in sales, resulting in sufficient gross profit to cover the operating expenses. The loss in 2007 was due to much lower sales as we started developing our business plan. We expect to be breakeven at least through the fiscal year 2008, partly attributable to the increase in projected revenues offset by the fair value of expected services to be received. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Expenses

Operating expenses for the three and six months ended June 30, 2008 were $426,754 and $676,021, respectively, compared to the operating expenses of $112,949 and $188,592 for the same periods ended June 30, 2007, respectively. The high operating expenses during 2008 were due primarily to administrative and general expenses, which were $155,730 and $248,172 for the three and six months ended June 30, 2008, respectively, and professional consulting expenses for services in connection with technology consulting and advisory services, which were $228,828 and $350,030 for the three and six months ended June 30, 2008, respectively.

Income Taxes

We received income tax benefits of $4,325 and $9,970 for the three and six months ended June 30, 2007.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three and six months ended June 30, 2008 and 2007. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operations were $32,869 during the six months ended June 30, 2008, compared to cash flows of $49,472 used in operations during the same period ended June 30, 2007. Cash flows provided by operations during the six months ended June 30, 2008 were primarily attributable to a net income of $18,030, the decrease in accounts receivable by $13,884, partially offset by the increase in accounts payable by $31,979. Cash flows used in operations in 2007 were primarily attributable to a net loss of $49,395, cumulative change in deferred income tax by $11,800 and the increase in accounts receivable by $10,698, partially offset by a decrease in prepayment by $15,052.

Cash flows provided by investing activities were $40,170 during the six months ended June 30, 2008, compared to cash flows of $59,211 used in investing activities for the same period ended June 30, 2007. Cash flows provided by investing activities in 2008 were attributable to $67,708 in payments received on a software license agreement, offset by the marketing cost of software licenses agreement of $18,041, and purchase of property and equipment of $9,497. Cash flows used in investing activities in 2007 were due solely to the cost of software development.

Cash flows provided by financing activities were $22,494 for the six months ended June 30, 2008, due primarily to proceeds from a line of credit with Wachovia Bank NA. The line of credit provides for borrowing up to $40,000. We borrowed $29,494 on the credit line and repaid $7,000 during the six months ended June 30, 2008. We had no cash flows from financing activities during the six months ended June 30, 2007.

Overall, we have funded our cash needs from inception through June 30, 2008 with a series of debt and equity transactions.

We had cash on hand of $108,859 and a working capital of $146,250 as of June 30, 2008. Currently, we have enough cash to fund our operations for the next year. This is based on current cash flows from financing activities and projected revenues. Although it is possible, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $75,000 to sustain operations through year 2008 and the years thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital. Failure to raise capital may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July, 15, 2008, we received a subscription in the amount of $100,000 for 400,000 shares of our common stock from Derek J. Leach (“Leach”), pursuant to an Offshore Stock Purchase Agreement. Under terms of the agreement we will issue 2,000,000 shares at .25 per share for a total proceeds of $400,000 over a period of five months.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

   Reports on Form 8-K filed

(1)	On July 21, 2008, we filed a current report on Form 8-K to announce an Offshore Stock Purchase Agreement with Derek J. Leach.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Information Systems Associates, Inc.
Date: August 19, 2008	By:	/s/ Joseph P. Coschera
Joseph P. Coschera President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.