Form 10-Q
period 2008-09-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2008-11-13
CIK 1396536

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1151 SW 30th Street, Suite E, Palm City FL 33490
(Address of principal executive offices)

(772) 286-3682
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of October 31, 2008:     15,303,834

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

INFORMATION SYSTEMS ASSOCIATES, INC.

PART 1.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      BALANCE SHEETS                                                                                                                                                                     3

                      STATEMENTS OF INCOME                                                                                                                                                        4

                      STATEMENTS OF CASH FLOWS                                                                                                                                               5

                      NOTES TO FINANCIAL STATEMENTS                                                                                                                                     6

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION                8

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                                       13

ITEM 4.     CONTROLS AND PROCEDURES                                                                                                                                                   13

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                                                                                                                  14

ITEM 1A.   RISK FACTORS                                                                                                                                                                              14

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                                                           14

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                                                                                                      14

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                                           14

ITEM 5.     OTHER INFORMATION                                                                                                                                                                  14

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                                                                                                      14

SIGNATURES                                                                                                                                                                                                     15

INDEX TO EXHIBITS                                                                                                                                                                                         16

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$51,299	$13,326
Accounts receivable	251,275	114,175
Prepaid consulting	724,500	1,798
Income tax claim receivable	637	637
Deferred income tax credit	-	37,154

Total Current Assets	1,027,711	167,090

Property and Equipment (net)	22,805	139,360

Other Assets
Deferred income tax credit	37,154	-

TOTAL ASSETS	$1,087,670	$306,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Note payable - line of credit	$-	$9,030
Accounts payable	101,929	88,066
Accrued payroll taxes	4,301	2,476
Other liabilities	1,700	1,100

Total Current Liabilities	107,930	100,672

Stockholders' Equity
Common stock-$.001 par value, 50,000,000 shares
authorized, 12,303,834 and 11,403,834 issued
and outstanding for 2008 and 2007, respectively	15,304	11,404
Additional paid in capital	1,437,197	366,097
Retained (deficit)	(472,761)	(171,723)

Total Stockholders' Equity	979,740	205,778

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,087,670	$306,450

INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$333,210	$93,863	$1,062,499	$245,813

Cost of Sales	7,413	-	33,938	-

Gross Profit	325,797	93,863	1,028,561	245,813

Operating Expenses
Administrative and general	231,937	39,024	470,910	105,454
Payroll and payroll taxes	44,544	28,309	122,363	60,252
Professional	367,817	49,787	727,087	140,006
Total Operating Expenses	644,298	117,120	1,320,360	305,712

(Loss) Before Other Income
and (Expense)	(318,501)	(23,257)	(291,799)	(59,899)

Other Income (Expense)
Consulting fees	(4,942)	(3,578)	(9,239)	(18,630)

(Loss) From Continuing Operations
Before Income Taxes	(323,443)	(26,835)	(301,038)	(78,529)

Provision for Income Taxes	(4,415)	(5,000)	-	(14,970)

Net (Loss) from Continuing
Operations	(319,028)	(21,835)	(301,038)	(63,559)

Discontinued Operations
(Loss) from discontinued operations	-	-	-	(9,501)

Provision for income taxes	-	-	-	(1,830)

Net (Loss) from Discontinuing
Operations	-	-	-	(7,671)

Net (Loss)	$(319,028)	$(21,835)	$(301,038)	$(71,230)

Basic and Fully Diluted (Loss) per Share:
Continued operations	(0.03)	-	(0.03)	(0.01)
Discontinued operations	-	-	-	-
Total	(0.03)	-	(0.03)	(0.01)
Weighted average common shares
outstanding	12,570,501	11,403,834	11,792,724	11,403,834

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2008	2007

Cash Flows from Operating Activities
Net (Loss)	$(301,038)	$(71,230)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	36,584	1,498
Cumulative change in deferred income tax	-	(16,800)
Common stock for services	250,500	-

(Increase) decrease in:
Accounts receivable	(137,100)	(12,679)
Prepaid consulting	1,798	18,631
Income tax claim receivable	-	168
Deposits	1,500	(1,500)
Increase (decrease) in:
Accounts payable	13,863	24,024
Accrued payroll taxes	1,825	2,037
Accrued payroll	-	(6,042)
Other liabilities	600	2,100

Net Cash (Used in) Operating
Activities	(131,468)	(59,793)

Cash Flows from Investing Activities
Computer software devleopment costs	(18,041)	(85,494)
Software license agreement - payments received	106,010	-
Purchase of property and equipment	(9,498)	(3,454)

Net Cash Provided by (Used In)
Investing Activities	78,471	(88,948)

Cash Flows from Financing Activities
Proceeds from issuance of stock	100,000	-
Payments made on line of credit	(9,030)	-

Net Cash Provided by
Financing Activities	90,970	-

Net Change in Cash and Cash
Equivalents	37,973	(148,741)

Cash and Cash Equivalents at
Beginning of period	13,326	178,775

End of Period	$51,299	$30,034

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

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

Results of operations for interim periods presented are not necessarily indicative of results of operations that might be expected for future interim periods or for the full fiscal year ending December 31, 2008.

Recent Accounting Pronouncements

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements presented to conform to 2008.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – CASH AND CASH EQUIVALENT

2008	2007
Wachovia Bank (FDIC insured to $100,000.00) $51,299 $ 30,034

NOTE 3 – PROPERTY AND EQUIPMENT

	2008	2007
Computer software (developed for internal use)	$3,143	$129,557
Computer software (purchased)	1,307	1,307
Furniture, fixtures, and equipment	34,197	20,204

	38,647	151,068
Less accumulated depreciation and amortization	15,842	12,419
	$22,805	$138,649

Depreciation and amortization expense	$36,584	$ 1,498

NOTE 4 – COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

During the year ended December 31, 2007, the Company completed the development of the internal use software, “On Site Physical Inventory” (OSPI).  The OSPI software was developed to be used by the Company for collecting data for information technology assets installed in data centers.  The Company began using the OSPI software in October 2007 while providing consultation services for managing the physical infrastructure of data centers

After implementing the use of the OSPI software, the Company decided to market the software and entered into a software license agreement with Aperture Technologies, Inc.

The Company has capitalized the cost of the OSPI software using Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” as follows:

2008	2007

Development costs                                                                                             $138,400        $129,557
Software license agreement – payments received                                                 (119,552)                 -
Software license agreement – marketing costs                                                     29,471                      -
                                                                                                                                     48,319             129,557
Less:  accumulated depreciation and amortization                                                 45,176                       -
                                                                                                                                     $    3,143        $129,557

NOTE 5 – NET (LOSS) PER SHARE

Basic earning per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding, and the dilutive EPS adds the dilutive effect of stock options and other stock equivalents.  During the three and nine months ended   September 30, 2008, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 6 – INCOME TAXES

	2008	2007
Provision for income tax (credit) consists of:
Current accrual	$-	$-
Cumulative change in deferred income tax	-	(16,800)
	$-	$(16,800

Income tax receivable consists of the following:
Federal claim for refund	$637

The Company has the following net operating
loss carryovers for income tax purposes:
Expiring 2020	$204
Expiring 2021	82,899
Expiring 2022	133,233
	$216,336

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended September 30, 2008 and 2007 is summarized as follows:

	2008	2007
Cash paid during the periods for interest and
income taxes:
Income taxes	$-	$-
Interest	$1,343	$1,723

Non-Cash Investing Activities:
Acquisition of consulting services for
contributed capital	$975,000	$-
Consulting services prepaid for future months	(724,500)	-
Non-cash expense of consulting services for
contributed capital	$250,500	$-

NOTE 8 – OPERATING LEASE

The Company leases it Palm City, Florida facility.  The lease requires monthly payments of $1,400.  The lease commenced on June 1, 2007 and expired on May 31, 2008.  The lease was renewed on June 1, 2008 for $1,500 per month.  The Company holds an additional option to renew the lease “at the market price.”

The following is a schedule of the remaining lease payments by year under the lease:

2008	$4,500
2009	$7,500

NOTE 9 – NOTE PAYABLE

The Company has a line of credit with Wachovia Bank N.A.  The line of credit provides for borrowing up to $40,000.  The balance as of September 30, 2008 is $0.  The interest rate is the Prime Rate plus 3%.  The President of the Company is a personal guaranty on the line of credit.

NOTE 10 – COMMON STOCK

On July 15, 2008, the Company received a subscription in the amount of $100,000 for 400,000 shares of the Company’s common stock from Derek J. Leach (“Leach”) pursuant to an Offshore Stock Purchase Agreement.  Under terms of the agreement, the Company will issue 2,000,000 shares at .25 per share for total proceeds of $400,000 over a period of five months.

NOTE 11 – SHARE BASED PAYMENTS FOR SERVICES

On July 31, 2008, the Company formalized an agreement in place since January 1, 2008, to receive a variety of consultant services for 500,000 shares of the Company’s common stock.  The stock was valued at a prevailing market rate of $.25 per share.  The agreement was concluded on September 1, 2008 and stock was issued.

On September 12, 2008, the Company entered into agreements with three companies to receive a variety of consulting services.  Each agreement has a term of one year starting   August 1, 2008 and remuneration will be $250,000 per annum.  Each subsequent year, the annual rate will increase $12,500 while the agreement is in effect.  The Company has the option of paying the consultants in cash or common stock.  The Company has decided to issue 1,000,000 shares of stock to the consulting firms as payment for services. The value of stock will be at $.25 per share.  A pro-rata portion of this agreement of $125,000 has been expensed for the nine months ended September 30, 2008.

 All three consultants were issued a series of options as follows:

1,000,000 share option to acquire shares at $1.00 per share
1,000,000 share option to acquire shares at $2.00 per share
1,000,000 share option to acquire shares at $3.00 per share
1,000,000 share option to acquire shares at $4.00 per share
1,000,000 share option to acquire shares at $5.00 per share

To determine the valuation of the options, FASB 123(R) requires a valuation technique to estimate the fair value of the options issued.  The Black-Sholes Model incorporates the various characteristics for proper valuation.  As of September 30, 2008, the valuation of the options was determined to be $0.

On September 8, 2008, the Company entered into an agreement to receive consulting services.  The consultants will provide 400 hours of service for 100,000 shares of common stock.  All services will be accounted for at a rate of $250 an hour.  Two hours of cost or $500 was recorded as expense for the nine months ended September 30, 2008.

NOTE 12 – MAJOR CUSTOMERS

One major customer accounted for $829,170 and $140,847 of revenue for the nine months ended September 30, 2008 and 2007 respectively.  These amounts represent 78% and 57% of the Company’s revenue for the nine months ended September 30, 2008 and 2007 respectively.

As of September 30, 2008 and 2007, this customer accounted for 60% and 37% of accounts receivable, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms “we”, “us”, “our”, the “Registrant,” “ISA” and the “Company” means, Information Systems Associates, Inc., a Florida corporation.

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

In 1995, we became a Business Partner (a/k/a Value Added Reseller) with Aperture Technologies, Inc. of Stamford, CT.  (It should be noted that the term “Business Partner” is somewhat misleading because in reality we are simply a subcontractor for Aperture).  At that time, Aperture’s Network Management tools (“System”), was one of the leading solutions in it field.  For more than five years, Aperture Technologies, Inc. has provided enterprise asset management solutions to customers in the United States, Europe and Asia and Pacific Rim.  During this same timeframe, we have offered Aperture’s enterprise asset management solutions to customers and prospects in North America.

The typical Value Added Reseller Agreement allows the vendor’s partner/subcontractor (in this case ISA) the ability to offer to its client’s and prospects a Commercial Off the Shelf software solution to address a particular business problem.  The primary focus of ISA’s business is working data center operations, network management department and corporate real estate department to identify and then implement a software solution which addresses their needs based upon extensive research done prior to the selection and culminating in the purchase by the client and implementation by ISA of the chosen solution.

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

The need for a better way to capture corporate asset information became evident to ISA’s management team.  After reviewing the methods and technology in use at that time (1st Quarter 2006) for the purpose of data collection, it was decided within ISA to define a data collection process and subsequently to design and build a software solution capable of delivering quality data (output) through the use of programming techniques that incorporated many of the much needed features and capabilities, especially real time data validation.

Our customer list includes a number of leading organizations, such as Northrop Grumman Electronic Systems, National Counsel on Compensation Insurance (NCCI), Blue Cross Blue Shield of Florida, Comcast Communications and General Electric.

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

In addition to enterprise asset management solutions, we offer facilities solutions.  These are natural extensions to enterprise asset management solutions, as organizations seek to extend asset management and corporate-level planning and tracking onto other elements of the asset lifecycle.  The reference to “facilities solutions” includes software application products that are used by corporate Real Estate departments to manage their real property lease obligations (as both tenant and landlord), to determine their company’s use of corporate space, to develop plans for relocations, mergers, and acquisitions as it relates to the use of space (office, manufacturing, warehousing).  This term can also apply to software application products used by Data Center Management (Information Technology) to track their computer assets from both a financial perspective as well as their usage and connectivity within the corporate IT (Information Technology) network.

PRODUCTS AND SERVICES

Aperture’s VISTA

Historically, IT organizations have operated as reactive cost centers that customized one-off services as the demands of customers.  However, the influx of growing complexities, continual changes and higher demands for “better, faster and cheaper” has instigated a trend towards tighter IT management and control.  The new “value-driven” approach, combined with pressures for high availability and with increased SLA penalties have many IT executives operating under a mantra of “avoid problems before they happen” or “no surprises permitted.”

The term “SLA penalties” refers to Service Level Agreement performance metrics.  In most sophisticated corporate operations, the end user is guaranteed a specific degree of network and application availability.  Usually items such as systems maintenance are taken into consideration when guaranteeing this availability as are items like built in redundancy (network circuits and the hardware used to deliver the connectivity) as well as Disaster Recovery plans that would insure the end user or specific level of availability (although typically less than that guaranteed under normal operating conditions) in the event that a natural or other type of disaster cause an interruption in corporate IT services.

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

Many organizations have assessed the various facts of the IT organization to improve the logical environment.  However, one component which seems to be overlooked quite frequently and that continuously operates within individual silos is the overall physical infrastructure of the data center.

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

Aperture VISTA specifically provides IT Management with the key information and intelligence to reduce operational risk and improve efficiency in the data center.  Aperture VISTA enables organizations to achieve significant improvements in the following areas:

-	Improve impact analysis, minimize errors and reduce staff requirements associated with changes
-	Enable proactive infrastructure capacity planning
-	Facilitate the planning and execution of consolidation or relocation projects
-	Provide alerts for key performance indicators and threshold conditions
-	Enforce adherence to redundancy requirements and design guidelines to ensure availability and business continuity
-	Reduce mean-time-to-repair for outages
-	Ensure compliance with standard or regulated processes
-	Speed time-to-market for new application deployments

VisionFM

Vision FM includes a very flexible asset management system capable of tracking everything from building components to office supplies.  The Facilities Manager can define complex products such as systems furniture that include a bill-of-materials or simple items such as keys and cell phones that can be assigned directly to individuals.

Once products are defined then assets can be added by inserting symbols in AutoCAD or by using VisionFM forms such as a purchase order.  Unique information about each asset can be recorded including a barcode number, purchase date and price.  The system then tracts the asset from purchase through to disposition including depreciation, maintenance history, condition, warranties and insurance.

The result is an accurate accounting of corporate assets, their location, department, condition and value.

Features:

-	Track equipment, furniture and telecom assets in use and in inventory.
-	Assign assets to locations, employees and cost centers.
-	Report on condition, depreciation, warranties and maintenance histories.
-	Inventory analysis, including leased vs. owned assets.
-	Track assets as individual components or create an asset made up of many individual components by recording a bill-of-materials (i.e. workstation).
-	Establish product standards
-	Create purchase orders and track cost, approval and supplier.
-	Receive goods and specify installed location.
-	Track warranties, insurance policies and asset leases, including duration and payments.
-	Create multiple stock locations including non-fixed locations such as maintenance trucks.
-	Track parts in stock, establish recommended stock levels and reorder parts for stock. Work orders reserve and use parts in stock.

Benefits:

-	Track the lifecycle of assets from purchase, to relocation to disposition.
-	Report on assets by location, department and employee.
-	Review expiring insurance policies, warranties and leases.
-	Review an assets maintenance history including on-demand and preventative maintenance work.
-	Manage parts inventories including allocated parts and reordering.
-	Compare actual furniture to typical furniture by room type.
-	Keep asset locations up to date in AutoCAD drawings or by issuing move orders.

RACKWISETM services and products deliver key features to simplify and reduce the time consumed designing, modeling and operating the physical infrastructure of your datacenter.

-	Graphical Design & Marketing of Datacenters
-	Auto-Build Visual Documentation From Imported Bill of Materials
-	Advanced Operations & Reporting
-	Modeling and Impact Analysis of Datacenter Designs
-	Space, Power, Cooling, and Cable Management
-	Generate Detailed Datacenter and Rack Visualizations
-	Ensure Racks and the Datacenter are Within Design Limits
-	Instantly Find Available Datacenter Resources
-	Improve Utilization of Power and Space
-	Import, & Document the Datacenter in Minutes

Related Services

In connection with our software offerings, we provide the following services to our customers:

Consulting

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

Customization and Implementation

Based generally upon the up-front scoping activities, we are able to customize our solutions as required to meet the customer’s particular needs.  This process can vary in length depending on the degree of customization, the resources applied by the customer and the customer’s business requirements.  We work closely with our customers to ensure that features and functionality meet their expectations.  We also provide the professional services work required for the implementation of our customer solutions, including loading of data, identification of business processes, and integration to other systems applications.

Training

Upon completion of implementation (and often during implementation), we train customer personnel to utilize our Solutions through our administrative tools.  Training can be conducted in one-on-one or group situations.  We also conduct “train the trainer” sessions.

Maintenance and Support

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

Forsythe serves as a technology infrastructure solutions provider, helping organizations across all industries, including Fortune 1000 companies, manage the cost and risk of their information technology. Forsythe’s data center services offerings help organizations navigate through some of the more infrequent aspects of owning and operating a mission-critical environment—data center planning and information technology relocation. Our data collection solution On Site Physical Inventory and the services offered by us in conjunction with On Site Physical Inventory are perfectly matched to the needs of Forsythe’s customer’s, for whom they (Forsythe) are either planning a new data center, expanding an existing data center or moving a data center to a new location. In the current environment of corporate acquisitions and downsizing, the services offered by Forsythe and in turn complimented by our offerings are well suited for these purposes. We have concluded two data collection opportunities with Forsythe.

Total Site Solutions, Inc. (TSS) specializes in providing a single source solution for companies requiring highly technical facility integration and precision project execution for mission-critical facilities. ISA’s data collection solution On Site Physical Inventory and the services offered by us in conjunction with On Site Physical Inventory are perfectly matched to the needs of Total Site Solutions’ customer’s. We have entered into an agreement with TSS and have begun data collection services for two TSS clients.

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

The criteria used to select the customers listed in the business section and other sections of the document are based on their prominence within their industry. For instance, Northrop Grumman, General Electric and Comcast Communications are well known in their respective industries.  We do not list companies based upon any specific amount of revenue derived or whether or not they are currently active clients, but rather we have selected these clients based upon the scope of the consulting engagement. This approach provides us with clients from various industries as this sometimes becomes crucial to a prospect in their vendor selection process.

We began our relationship with General Electric in 2008.  We began by providing data center audit services.  This was followed by providing data collection services.  In September, 2008 GE purchased one of the first licenses for OSPI and all the related handheld devices and support services.

Each engagement with Northrop Grumman is a separate contract and is initiated through a series of actions on the part of both Northrop Grumman and ISA. No long term agreement exists between the two parties. A maintenance contract exists between the two parties for the period ending December 31, 2008. As funds are exhausted or additional software or services are required by Northrop Grumman, they (Northrop Grumman) would issue and RFQ (Request For Quotation) to ISA, and ISA in turn would submit a Statement of Work in response to the RFQ. If accepted, Northrop Grumman’s Purchasing Department would then issue a Purchase Order to ISA for the specific deliverables listed in the Statement of Work. Given the nature of Northrop Grumman’s business (defense contractor) as well as the terms and conditions under which they issue purchase orders, it may not be appropriate to list Northrop Grumman by name in any filing. Such listing would have to be confirmed with Northrop Grumman.

To date, the following services have been provided to Northrop Grumman under the above.

1.	Updated and customized data entry forms included in the standard VisionFM product
2.	Added new forms and workflow processes
3.	Created a training video whose target audience is the end user submitting Work Orders and Move Requests
4.	Other minor modifications to the VisionFM solution.

SALES AND MARKETING

We market our services primarily through referrals from companies with whom ISA has either a reseller’s agreement in place, is authorized to provide consulting service to their client’s, or both.

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

ISA is the developer and at this time the exclusive marketer and distributor of ON SITE PHYSICAL INVENTORY™. Our activities as a VAR (Value Added Reseller) are best described as being authorized to resell a partner’s software solution as well as being certified to implement the solution on the client’s hardware and to deliver training in the use and operation of the software application.

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

The data collection services field has been in existence for many industries for years.  The idea of hiring outside companies to conduct inventories of corporate data centers is not new either.  There are many vendors in this space today that are using techniques that employ the use of text based list or a formatted spread sheet.  Information Systems Associates has developed a data collection process for IT assets that employs real time data validation combined bar code scanning which as best as can be determined is unique in the industry.  The major importance of this approach is that the data exported (extracted) from Information Systems Associates’ data collection application has been validated and is available to be imported into the client’s asset management solution.  This saves a significant amount of time (could be days or even weeks) in researching errors that are uncovered by the application at the time of the data import.

To become more competitive, we will need to make investments in new product development and improve our market visibility and financial situation.

Although we offer a broad range of asset network and facilities management solutions as Value Added Resellers, we face significant competition in each of the component product areas from the following companies:

▪	Enterprise asset management – related solutions – Visual Network Design, Inc., ShowRack, Nlyte, Visio
▪	Facilities Management – related solutions – Archibus

In addition, we face competition from organizations that use in-house developers to develop solutions for certain elements of the asset management.

ISA considers data collection and the software it has developed to perform these services “On Site Physical Inventory” to be one of the two area of focus for our business.  It is the intent of ISA management to promote the software as the practical solution to the specific problems encountered during the data collection process for IT (Information Technology) assets.  The promotion of the product and services will occur through marketing via industry trade show exhibition as well as mailings to a targeted audience.

ISA competes for business based on the recommendations of the software vendors for whose product solutions our data collection software is compatible.  At the present time, On Site Physical Inventory is compatible with two vendor’s solution; VISTA500 by Aperture Technologies, Inc. and RACKWISE DCM by Visual Network Design.  ISA believes that its current pricing structure combined with the extensive number of data validation processes included in its product make it very competitive.  In the recent trade show at which we exhibited in San Francisco, ISA was the only vendor offering a data collection solution.  The vast majority of data collection services in existence are focused on the retail industry.  Of the competitors that we have been able to identify, our research has not produced any information that would lead us to believe that the competitors can provide the same level of quality services that ISA is capable of delivering with its software solution.

Visual Network Design does not assign exclusive geographical areas to Value Added Resellers as this would limit the VAR’s potential as it relates to the sale of software and services.  ISA in now being actively engaged by Visual Network Design to deliver consulting services to its customers (solution installation, data load and training) and plans to offer a “turnkey” service to their clients in which ISA provides the IT asset data collection, Rackwise software installation, data import (using the data collected previously) and client training in the use of the Rackwise software.  ISA is training an additional resource for this purpose and intends to make this resource exclusive to Visual Network Design.  ISA and VND management has had several discussions regarding the role that ISA will play in supporting Visual Network Design’s deployment of RACKWISE DCM.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following discussion should be read in conjunction with the financial statements include in this report and is qualified in its entirety by the foregoing.

FORWARD LOOKING STATEMENTS
Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis” and the Notes to Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “”Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside our control.  The words “believe”, “expect”, “anticipate”, “Optimistic”, “intend”’ “will”, and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made.  We undertake no obligation to update or revise any forward-looking statements.  These forward-looking statements include statements include statements of management’s plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements.  Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”.

Consulting services and training revenues are accounted for separately from subscription and support revenues when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable.  When accounted for separately, revenues are achieved and accepted by the customer for fixed price contracts.  The majority of our consulting service contracts are on a time and material basis.  Training revenues are recognized after the services are performed.  For revenue arrangements with multiple deliverables, we allocate the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement:  availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending September 30, 2008.

Property, Plant, and Equipment

Property and equipment is stated at cost.  Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment (three to ten years). When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

We recognize an impairment loss on property and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale.  Measurement of the impairment loss is based on the fir value of the assets.

Software Development Costs

We account for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  As required by SOP 98-1, we capitalize the costs incurred during the application development state, which include costs to design the software configuration and interfaces, coding, installation, and testing.  Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred.  Capitalized development costs are amortized over a period of three years.  Costs incurred to maintain existing product offerings are expensed as incurred.  The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

After the development of the internal-use “On Site Physical Inventory” software (OSPI) was complete, we decided to market the software.  Proceeds from the licenses of the computer software, net of direct incremental costs of marketing,

Such as commissions, software reproduction cost, warranty and service obligations, and installation cost, are applied against the carrying cost of that software.  No profit will be recognized until aggregate net proceeds from licenses and amortization have reduced the carry8ng amount of the software to zero.  Subsequent proceeds will be recognized in revenue as earned.

Revenues

Gross revenues were $333,210 and $1,062,489 for the three and nine months ended September 30, 2008, respectively, compared to gross revenues of $93,863 and $245,813 for the three and nine months ended September 30, 2007. The increase in current period was due primarily to the increased sale of professional services, maintenance contracts and time and materials arrangements. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. As part of our ongoing operations to provide services to our customers, incidental expenses, if reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services. We expect revenues to increase during 2008 as our moves toward developing our business plan.

Income / Loss

We had a net loss of $319, 028 and $301,038 from continuing operations for the three and nine months ended September 30, 2008, respectively, compared to net loss of $21,835 and $71, 730 from continued operations for the three and nine months ended September 30, 2007, respectively.  There are two major reasons for the loss in the quarter.  ISA entered into several consulting agreements that had an immediate impact on activity for the quarter by increasing operating expenses.  We expect long term benefits for these expenditures. Secondly, accounting regulations require income generated for licensing of OSPI to be offset against capitalized cost prior to any revenue recognition.  This has happened and any future licensing agreements can be recognized as revenue.  The loss in 2007 was due to much lower sales as we started developing our business plan. We expected to be breakeven at least through the fiscal year 2008, partly attributable to the increase in projected revenues offset by the fair value of expected services to be received. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Expenses

Operating expenses for the three and nine months ended September 30, 2008 were $644,298 and $1,320,360, respectively, compared to the operating expenses of $117,120 and $305,712 for the same periods ended September 30, 2007, respectively. The high operating expenses during 2008 were due primarily to administrative and general expenses, which were $231,937 and $470,910 for the three and nine months ended September 30, 2008, respectively, and professional consulting expenses for services in connection with technology consulting and advisory services, which were $367,817 and $727,087 for the three and nine months ended September 30, 2008, respectively.

Income Taxes

We received income tax benefits of $5,000 and $14,970 for the three and nine months ended September 30, 2007.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three and nine months ended September 30, 2008 and 2007. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $131,468 during the nine months ended September 30, 2008, compared to cash flows of $59,793 used in operations during the same period ended September 30, 2007. Cash flows used in operations during the nine months ended September 30, 2008 were primarily attributable to a net loss of $301,038 the increase in accounts receivable by $137,100 and partially offset by the issuance of stock for services of $250,500. Cash flows used in operations in 2007 were primarily attributable to a net loss of $71,230, the decrease in accounts receivable by $12,679, offset by a decrease in prepayment by $18,631 and increase in accounts payable of $24,024.

Cash flows provided by investing activities were $78,471 during the nine months ended September 30, 2008, compared to cash flows of $88,948 used in investing activities for the same period ended September 30, 2007. Cash flows provided by investing activities in 2008 were attributable to $106,010 in payments received on a software license agreement, offset by the marketing cost of software licenses agreement of $18,041, and purchase of property and equipment of $9,497. Cash flows used in investing activities in 2007 were due solely to the cost of software development.

Cash flows provided by financing activities were $90,970 for the nine months ended September 30, 2008, due primarily proceeds from sale of stock offset by payments to a line of credit with Wachovia Bank NA. The line of credit provides for borrowing up to $40,000. We borrowed $29,494 on the credit line and repaid $38,524 during the nine months ended September 30, 2008. We had no cash flows from financing activities during the nine months ended September 30, 2007.

Overall, we have funded our cash needs from inception through September 30, 2008 with a series of debt and equity transactions.

We had cash on hand of $51,299 and a working capital of $169,781 as of September 30, 2008. Currently, we have enough cash to fund our operations for the next year. This is based on current cash flows from financing activities and projected revenues. Although it is possible, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  We have the ability to pay three consulting agreements with capital or cash.  This would favorably impact our working capital situation. If this does not reverse short fall in working capital we will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $75,000 to sustain operations through year 2008 and the years thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital. Failure to raise capital may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July, 15, 2008, we received a subscription in the amount of $100,000 for 400,000 shares of our common stock from Derek J. Leach (“Leach”), pursuant to an Offshore Stock Purchase Agreement. Under terms of the agreement we will issue 2,000,000 shares at .25 per share for total proceeds of $400,000 over a period of five months.

On August 1, 2008 we concluded a contract to receive consulting services from William Gerhauser (“Gerhauser”) for 500,000 share of our common stock pursuant to a Material Defined Agreement.  Under the terms of the agreement we will issue 500,000 shares at .25 per share for a total of $125,000.

On September 12, 2008 we entered into material defined agreements with Green Enterprises SAL, Old Firm Energy Corporation and Bespoke Advisory Services, LLC to receive consulting services for common stock. Under terms of the agreement we will issue to each company 1,000,000 shares at .25 per share for a total of $250, 000 to each company or a total of $750,000 for all three agreements.

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

(2) On September 17, 2008, we filed a current report on firm 8-K to announce  Consulting agreements with Green Enterprises SAL, Old Firm Energy Corporation, Bespoke Advisory Services, LLC and William Gerhauser.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Information Systems Associates, Inc.
Date: October 31, 2008	By:	/s/ Joseph P. Coschera
Joseph P. Coschera President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.