Form 10-K
period 2008-12-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2009-03-16
CIK 1396536

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934. For the fiscal year ended December 31, 2008
☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
 1151 SW 30th Street, Ste E Palm City, FL 34990
(Address of principal executive offices)

(772) 403-2992
(Issuer's telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes ☐ No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

The aggregate market value of the issuer’s Common Stock held by non-affiliates: N/A

Number of shares of common stock outstanding as of December 31, 2008:     16,309,834

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties.  The issuer's actual results could differ significantly from those discussed herein.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K.  We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.  Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.   DECRIPTION OF BUSINESS

As used herein the terms “we”, “us”, “our”, the “Registrant,” “ISA” and the “Company” means, Information Systems Associates, Inc., a Florida corporation.

BUSINESS OVERVIEW

We have been in business since May of 1994.  During the first twelve (12) years of operation, the primary focus of the business was to offer for sale, through ISA’s Value Added Reseller Agreements in place in several of the industry leaders, software products and services that allow companies to track and manage assets, primarily in the realm of corporate real estate and corporate IT network infrastructure including equipment maintained in corporate data centers.  We refer to our product and services suite as asset management solutions.  Our solutions can reduce sourcing, procurement and tracking costs, improve tracking and monitoring of asset performance and reduce operational downtime.

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

All of the products listed under our Value Added Reseller relationships (Vista, Vision FM, the Facilities Manager, and RACKWISE DCM) are products developed by third parties.

The products obtained from third parties are done so through executed Value Added Reseller Agreements.  Although each of the vendor’s agreements differs to some degree, the basic understandings are the same.  Information Systems Associates is authorized by each of the vendors to offer the vendor’s software as solutions to Information Systems Associates’ clients.  In return, Information Systems Associates receives a commission on the sale of the software.  The percentage ranges between twenty (20) and thirty (30) percent of the sale.  On occasion, Information Systems Associates provide pre-sales support services to the vendor’s clients.  In addition, Information Systems Associates is given the opportunity to implement the software solution and provide training to its clients.  On an ongoing basis, Information Systems Associates can and does provide additional consulting services beyond those provided initially to the client.

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
Our customer list includes a number of leading organizations, such as Northrop Grumman Electronic Systems, Charles Schwab, Bank of America, Comcast Communications and General Electric.

Our application products are also used by corporate Real Estate departments to manage their real property lease obligations (as both tenant and landlord), to determine their company’s use of corporate space and to develop plans for relocations, mergers and acquisitions as it relates to the use of space (office, manufacturing, warehousing).

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

In addition to enterprise asset management solutions, we offer facilities solutions.  These are natural extensions to enterprise asset management solutions, as organizations seek to extend asset management and corporate-level planning and tracking onto other elements of the asset lifecycle.  The reference to “facilities solutions” includes software application products that are used by corporate Real Estate departments and to software application products used by Data Center Management (Information Technology) to track their computer assets from a financial perspective as well as their usage and connectivity within the corporate IT (Information Technology) network.

PRODUCTS AND SERVICES

Aperture’s VISTA

Historically, IT organizations have operated as reactive cost centers that customized one-off services for the demands of customers.  However, the influx of growing complexities, continual changes and higher demands for “better, faster and cheaper” has instigated a trend towards tighter IT management and control.  The new “value-driven” approach, combined with pressures for high availability and with increased SLA penalties have many IT executives operating under a mantra of “avoid problems before they happen” or “no surprises permitted.”

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

Aperture VISTA specifically provides IT Management with the key information and intelligence to reduce operational risk and improve efficiency in the data center.  Aperture VISTA enables organizations to achieve significant improvements in the following areas:

•	Improve impact analysis, minimize errors and reduce staff requirements associated with changes
•	Enable proactive infrastructure capacity planning
•	Facilitate the planning and execution of consolidation or relocation projects
•	Provide alerts for key performance indicators and threshold conditions
•	Enforce adherence to redundancy requirements and design guidelines to ensure availability and business continuity
•	Reduce mean-time-to-repair for outages
•	Ensure compliance with standard or regulated processes
•	Speed time-to-market for new application deployments

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

The result is an accurate accounting of corporate assets, their location, department, condition and value.

Features:

•	Track equipment, furniture and telecom assets in use and in inventory
•	Assign assets to locations, employees and cost centers
•	Report on condition, depreciation, warranties and maintenance histories
•	Inventory analysis, including leased vs. owned assets
•	Track assets as individual components or create an asset made up of many individual components by recording a bill-of-materials (i.e. workstation)
•	Establish product standards
•	Create purchase orders and track cost, approval and supplier
•	Receive goods and specify installed location
•	Track warranties, insurance policies and asset leases, including duration and payments
•	Create multiple stock locations including non-fixed locations such as maintenance trucks
•	Track parts in stock, establish recommended stock levels and reorder parts for stock

Benefits:

•	Track the lifecycle of assets from purchase, to relocation to disposition
•	Report on assets by location, department and employee
•	Review expiring insurance policies, warranties and leases
•	Review an assets maintenance history including on-demand and preventative maintenance work
•	Manage parts inventories including allocated parts and reordering
•	Compare actual furniture to typical furniture by room type
•	Keep asset locations up to date in AutoCAD drawings or by issuing move orders

RACKWISE DMC

RACKWISE DMCTM services and products deliver key features to simplify and reduce the time consumed designing, modeling and operating the physical infrastructure of your datacenter.

•	Graphical design and marketing of datacenters
•	Auto-build visual documentation from imported bill of materials
•	Advanced operations and reporting
•	Modeling and impact analysis of datacenter designs
•	Space, power, cooling, and cable management
•	Generate detailed datacenter and rack visualizations
•	Ensure racks and the datacenter are within design limits
•	Instantly find available datacenter resources
•	Improve utilization of power and space
•	Import and document the datacenter in minutes

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

Forsythe serves as a technology infrastructure solutions provider, helping organizations across all industries, including Fortune 1000 companies, manage the cost and risk of their information technology.  Forsythe’s data center services help organizations navigate through some of the more infrequent aspects of owning and operating a mission-critical environment—data center planning and information technology relocation.  Our data collection solution ON SITE PHYSICAL INVENTORYTM, and the services offered by us in conjunction with ON SITE PHYSICAL INVENTORYTM are perfectly matched to the needs of Forsythe’s customer’s, for whom they (Forsythe) are either planning a new data center, expanding an existing data center or moving a data center to a new location. In the current environment of corporate acquisitions and downsizing, the services offered by Forsythe and in turn complimented by our offerings are well suited for these purposes.  We have concluded two data collection opportunities with Forsythe.

Total Site Solutions, Inc. (TSS) specializes in providing a single source solution for companies requiring highly technical facility integration and precision project execution for mission-critical facilities.  ISA’s data collection solution ON SITE PHYSICAL INVENTORYTM and the services offered by us in conjunction with ON SITE PHYSICAL INVENTORYTM are perfectly matched to the needs of Total Site Solutions’ customers.  We have entered into an agreement with TSS and have begun data collection services for two TSS clients. We have also assisted TSS in the implementation of VISTA500 for  two of their client.

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
The criteria used to select the customers listed in the business section and other sections of the document are based on their prominence within their industry, such as Northrop Grumman, General Electric and Comcast Communications.  We do not list companies based upon any specific amount of revenue derived or whether or not they are currently active clients, but rather we have selected these clients based upon the scope of the consulting engagement.  This approach provides us with clients from various industries as this sometimes becomes crucial to a prospect in their vendor selection process.

We began our relationship with General Electric in 2008.  We began by providing data center audit services.  This was followed by providing data collection services.  In September, 2008 GE purchased one of the first licenses for OSPI and all the related handheld devices and support services.

Revenue for select clients during fiscal year 2008:

Customer	Solutions(s)	Revenue % of Overall
Comcast	Aperture VISTA	6.1%
GE	RACKWISE DMC & OSPI	6.2%
MGM Mirage	RACKWISE DMC	3.8%

Revenue for select clients acting as a sub-contractor for Aperture during fiscal year 2008:

Customer	Solutions(s)	Revenue % of Overall
Hewlett Packard	Aperture VISTA	5.3%
HSBC Bank	Aperture VISTA	1.8%
Bank of America	Aperture VISTA	23.7%
JP Morgan Chase	Aperture VISTA	9.6%
State of Michigan	Aperture VISTA	9.8%

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

RESEARCH AND DEVELOPMENT

Based on the relative pricing and functionality of products available in the marketplace today, we believe that the opportunity exists for ISA to develop software to compete in a segment of the industry.  We believe that this segment is defined as any technology infrastructure (a/k/a data centers) whose size (raised floor area) is less than twenty-five thousand square feet in size.  Therefore, we have focused our software development and technology efforts on the development of our proprietary software offerings.

Our initial software development and technology efforts will be aimed at the defining the core functionality elements of our software application (ON SITE PHYSICAL INVENTORYTM), the features and functionality of the follow-up release, the development of new software components, and the integration of superior third party technology into our environment.  Production involves the development of reusable applications to reduce programming time and costs for customer implementations.

COMPETITION

The market for each solution comprising our asset management suite is intensely competitive.  Many of the companies we compete with have much greater financial, technical, research and development resources than us.

The system integration consulting field is comprised of many categories of specialties.  There are integrators who specialize in software integration by industry (automotive, manufacturing, pharmaceutical, defense, etc.) and therefore are not considered to be competitors.  Our primary competitors in this space are the other Value Added Resellers representing the same products as Information Systems Associates.  The relationship with the vendor (software developers) is crucial in gaining an edge on the competition.  This relationship is usually strengthened by such factors as the client relationships that the Value Added Reseller already has in place as well as the Value Added Resellers ability to successfully implement and maintain the vendor’s solution to the vendor’s satisfaction.  We believe that Information Systems Associates has developed strong relationships with the solution vendors that it represents which in turn has and will continue to provide Information Systems Associates with sales of its consulting service offerings.  We at Information Systems Associates believe that the foundation for this relationship is built upon trust.

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

Enterprise asset management – related solutions – ShowRack, Nlyte, Visio
Facilities Management – related solutions – Archibus

In addition, we face competition from organizations that use in-house developers to develop solutions for certain elements of the asset management.

ISA considers data collection and the software it has developed to perform these services ON SITE PHYSICAL INVENTORYTM to be one of the two areas of focus for our business.  It is the intent of ISA management to promote the software as the practical solution to the specific problems encountered during the data collection process for IT (Information Technology) assets.  The promotion of the product and services will occur through marketing via industry trade show exhibition as well as mailings to a targeted audience.

ISA competes for business based on the recommendations of the software vendors for whose product solutions our data collection software is compatible.  At the present time, ON SITE PHYSICAL INVENTORYTM is compatible with two vendor’s solution; VISTA500 by Aperture Technologies, Inc. and RACKWISE DCM by Visual Network Design.  ISA believes that its current pricing structure combined with the extensive number of data validation processes included in its product make it very competitive.  In a recent trade show at which we exhibited in San Francisco, ISA was the only vendor offering a data collection solution.  The vast majority of data collection services in existence are focused on the retail industry.  Of the competitors that we have been able to identify, our research has not produced any information that would lead us to believe that the competitors can provide the same level of quality services that ISA is capable of delivering with its software solution.

Visual Network Design does not assign exclusive geographical areas to Value Added Resellers as this would limit the VAR’s potential as it relates to the sale of software and services.  ISA in now being actively engaged by Visual Network Design to deliver consulting services to its customers (solution installation, data load and training) and plans to offer a “turnkey” service to their clients in which ISA provides the IT asset data collection, RACKWISE DMC software installation, data import (using the data collected previously) and client training in the use of the RACKWISE DMC software.  ISA is training an additional resource for this purpose and intends to make this resource exclusive to Visual Network Design.  ISA and VND management has had several discussions regarding the role that ISA will play in supporting Visual Network Design’s deployment of RACKWISE DCM.

PLAN OF OPERATION

Our major activity is around the sale of asset management software and services related to the software. We have recently:

  Submitted a Copyright application ON SITE PHYSICAL INVENTORYTM6
  Submitted a Trademark application for ON SITE PHYSICAL INVENTORYTM
  Retained a Patent Attorney, Louis J. Brunoforte, who has conducted a search in both the United States and Trademark Office databases. His opinion is that that our invention defines patentable subject matter. As such, we have retained Mr. Brunoforte and have begun (submitted to his offices) all required documents describing our processes and software.
Based on the discussions we have had with prospective clients, the potential gross revenue from our Data Collection services alone could be more substantial that it is currently.  We feel this is a conservative estimate of growth as the limiting factor will be our ability to hire and train qualified individuals. Initially, we are going to subcontract most of the work until such time as the revenue pipeline starts to build.

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

Expand Joint Venture with Visual Network Design, Inc. and Increase Our Customer Base

Working alongside Visual Network Design, Inc., we anticipate an increase in services revenue due largely to the fact that our core service competencies are in alignment with the needs of Visual Network Design, Inc.’s customer base.  We have executed a Technical Services Agreement by which ISA is identified on each services quotation submitted by Visual Network Design, Inc. to its prospective clients.  We are currently in discussions with Visual Network Design, Inc. management to expand our relationship.  ISA is being considered by Visual Network Design, Inc. to be the exclusive provider of data collection services for Visual Network Design’s customers. Visual Network Design Inc. has also indicated its desire to utilize ISA’s technical services to support their software solution (RACKWISE DCM) at their client locations which would include the installation, implementation and training of their clients in the proper use and maintenance of the RACKWISE DCM solution.  With regards to whether or not ISA is identified on services quotations by Visual Network Design, Inc. along with other Value Added Resellers, it’s our my understanding that Visual Network Design, Inc. utilizes a specific Value Added Reseller for services required in Europe.  ISA has offered to provide services to Visual Network Design, Inc's customers in Europe but at this time it is understood by ISA that this would only happen when and if Visual Network Design, Inc’s Value Added Reseller servicing Europe was not capable of handling the workload.  ISA has provided Visual Network Design, Inc. with a quotation for data collection services for its overseas customers.

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

Maintain and Enhance Our Technology

Based on the relative pricing and functionality of our product and service offerings as compared with those of our competitors, we consider our service offerings to be competitive, however it is critical that we continue to maintain and enhance our approach to delivering technology solutions.  It is our understanding that the current pricing for the services we provide is in some cases significantly less than that charged by the other solution vendors as it relates to our systems integration consulting services.  Relative to data collection we believe that based on information received from prospects to which we have spoken that our data collection services are approximately 20% of the project implementation cost to the customer. In addition, because our solution is provided “ready to use” the time (cost) to implement the solution is also decreased which is a direct savings for the client.

Enter Into and Maximize Alliances

We have marketing and other relationships with Visual Network Design, Inc., and Vision Facilities Management LTD.  We believe that these and future relationships will help provide us with access to important industry participants and will help increase our brand awareness.

Seek Acquisitions and Strategic Investments

We plan to expand by seeking technologies, products, and services that complement our existing business.  If appropriate opportunities are available, we may acquire businesses, technologies or products or enter into strategic relationships that may further diversify revenue sources and product offerings, expand our customer base or enhance our technology platform.

ITEM 1A.   RISK FACTORS

The following is a summary of material risks and uncertainties which we face in our business.

Our Limited Operating History and Lack of Revenues Makes Evaluating Our Business and Prospects Difficult

While our competitors have operated software development companies for a significant period of time, we have only had limited operations and revenues since our inception in May of 1994.  As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we show a loss of $626,108, $53,633 and $158,088 for the years ended December 31, 2008, 2007 and 2006, respectively.

We Do Not Expect To Pay Dividends On Our Common Stock.

To date, we have not paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any payment of future dividends and the amounts thereof will depend upon our earnings, financial requirements and other factors deemed relevant by our board of directors.

Now That Our Common Stock Has Become Tradable On The Over-The-Counter Bulletin Board, Sales Of Our Common Stock By Our Principal Shareholder Could Affect The Level Of Public Interest In Our Common Stock As Well As Depress Its Price.

Now that our common stock has become tradable on the Over the Counter Bulletin Board, prospective purchasers will be able to purchase our common stock in the open market.  The Selling Security Holders will be able to sell the shares covered by this prospectus on the open market.  In addition, because our principal stockholder, Joseph Coschera, owns approximately 38% of our common stock he may dispose of a substantial percentage of his stock after a one-year holding period subject to the limitations of Rule 144 under the Securities Act of 1933, as amended. In general, these limitations impose a maximum sale requirement equal to the greater of an amount during the preceding three months of 1% of our outstanding shares or an amount equal to the average weekly reported volume of trading in our common stock on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of a Rule 144 notice.  In addition, there are other requirements imposed by Rule 144, including manner of sale and other requirements.  If substantial amounts of any of these shares are sold either on the open market or pursuant to Rule 144, there may be downward price pressures on our common stock price, causing the market price of our common stock to decrease in value.  In addition, this selling activity could:

•	Decrease the level of public interest in our common stock;
•	Inhibit buying activity that might otherwise help support the market price of our common stock; and
•	Prevent possible upward price movements in our common stock.

We May Be Unable To Obtain The Additional Funding Needed To Enable Us To Operate Profitably In The Future.

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

Currently, our President, CEO and Director, Mr. Joseph P. Coschera owns 38% of the outstanding shares of Information Systems Associates.  Mr. Coschera controls the Board of Directors and therefore controls our business affairs.  In addition, Joseph Coschera, by virtue of his 38% share ownership percentage, will have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders.  In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management.  Accordingly, you will be limited in your ability to affect change in how we conduct our business.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  Prior to a transaction in a penny stock, a broker-dealer is required to:

•	deliver a standardized risk disclosure document prepared by the SEC;
•	provide the customer with current bid and offer quotation for the penny stock;
•	explain the compensation of the broker-dealer and its salesperson in the transaction;
•	provide monthly account statements showing the market value of each penny stock held in the customer’s account;
•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s approval; and
•	provide a written agreement for the transaction.

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
•
Our operating results have varied on a quarterly basis in the past and may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

o	long sales cycles, which characterize our industry
o	implementation delays, which can affect payment and recognition of revenue;
o	any decision by us to reduce prices for our solutions in response to price reductions by competitors
o	the amount and timing of operating costs and capital expenditures relating to monitoring or expanding our business, operations and infrastructure
o	the timing of, and our ability to integrate, any future acquisition, technologies or products or any strategic investments or relationships into which we may enter

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

We May Have To Expend Significant Resources To Keep Pace With Rapid Technological Change.

Our industry is characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies and the emergence of new industry standards and practices.  Any of these could hamper our ability to compete or render our proprietary technology obsolete.  Our future success will depend, in part, on our ability to:

•	develop new proprietary technology that addresses the increasingly sophisticated and varied needs of our existing and prospective customers
•	anticipate and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis
•	continually improve the performance, features and reliability of our products in response to evolving market demands
•	license leading technologies

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

Our Business Could Be Substantially Harmed If We Have To Correct Or Delay The Release Of Products Due To Software Bugs Or Errors.

We sell complex software products.  Our software products may contain undetected errors or bugs when first introduced or as new versions are released.  Our software products may also contain undetected viruses. Further, software we license from third parties and incorporate into our products may contain errors, bugs or viruses.  Errors, bugs and viruses may result in any of the following:

•	adverse customer reactions
•	negative publicity regarding our business and our products
•	harm to our reputation
•	loss of or delay in market acceptance
•	loss of revenue or required product changes
•	diversion of development resources and increased development expenses
•	increased service and warranty costs
•	legal action by our customers
•	increased insurance costs

Systems Defects, Failures Or Breaches Of Security Could Cause A Significant Disruption To Our Business, Damage Our Reputation And Expose Us To Liability.

We host certain websites and sub-sites for our customers.  Our systems are vulnerable to a number of factors that may cause interruptions in our ability to enable or host solutions for third parties, including, among others:

•	damage from human error, tampering and vandalism
•	breaches of security
•	fire and power losses
•	telecommunication failures and capacity limitations
•	software or hardware defects

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

Our software is protected by common law copyright laws, as opposed to registration under copyright statutes. Common law protection may be narrower than that which we could obtain under registered copyrights.  As a result, we may experience difficulty in enforcing our copyrights against certain third parties.  The source code for our proprietary software is protected as a trade secret.  As part of our confidentiality protection procedures, we generally enter into agreements with our employees and consultants and limit access to, and distribution of, our software, documentation and other proprietary information.  We cannot assure you that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In order to protect our intellectual property, it may be necessary for us to sue one or more third parties.  While this has not been necessary to date, there is no guarantee that we will not be required to do so in future to protect our rights.  The laws of other countries may afford us little or no protection for our intellectual property.  We also rely on a variety of technology that we license from third parties, including our database and Internet server software, which is used to perform key functions.  These third-party technology licenses may not continue to be available to us on commercially reasonable terms, or at all.  If we are unable to maintain these licenses or obtain upgrades to these licenses, we could be delayed in completing or prevented from offering some products or services.

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

EMPLOYEES

We have three employees, Joseph P. Coschera, Loire Lucas and Shirley Walker. Joseph P. Coschera is a full-time employee and Loire Lucas and Shirley Walker are part time employees.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders.  If we should choose to create an annual report, it will contain audited financial statements.  We intend to file all of our required information with the SEC.  We plan to file our Forms 10-K, 10-Q, and all other forms that are or may become applicable with the SEC.

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

ITEM 2.   PROPERTIES

We do not own any real property nor do we have any contracts or options to acquire any real property in the future.  Presently, we are renting an office located at Suite E, 1151 SW 30th Street, Palm City FL 34990.  We occupy 1,208 square feet.  This space is adequate for our present and our planned future operations.  We pay approximately $1,500.00 per month in rent for use of this space.

We also own computer equipment and office furniture for our business.  We own several computers, handhelds, storage drives, and network devices which we use to conduct business.  These devices are used in the development of our software products.  We also own standard office furniture including desks, chairs, and other personal property relating to our industry.  All of this equipment is in good condition.  The net book value of property and equipment is $21,168.

ITEM 3.   LEGAL PROCEEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET INFORMATION

Our shares of common stock are quoted on the Over-The-Counter Bulletin Board.  The Over-The-Counter Bulletin Board is a quotation medium for subscribing members only. Only market makers can apply to quote securities on the Over-The-Counter Bulletin Board.  We cannot guarantee that we will obtain a market maker or such a quotation.  Although we will seek a market maker for our securities, our management has no agreements, understandings or other arrangements with market makers to begin making a market for our shares.  There is no limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed, or if developed, will be sustained.

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

AGREEMENTS TO REGISTER

Not applicable.

STOCKHOLDERS

As of December 31, 2008 there were 42 stockholders of record of our common stock.

SHARES ELIGIBLE FOR FUTURE SALE

Upon effectiveness of the registration statement effective on January 24, 2008, only the 5,193,834 shares of common stock sold in this offering will be freely tradable without restrictions under the Securities Act of 1933. The shares held by our affiliates will be restricted by the resale limitations under Rule 144 under the Securities Act of 1933.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates, who have held their restricted shares for one year, may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

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

DIVIDENDS

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

DIVIDEND POLICY

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares dividends out of the funds legally available.  These dividends may be paid in cash, property or additional shares of common stock.  We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business.  Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Our shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934.

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

ITEM 6.   SELECTED FINANCIAL DATA

None.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward -looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control.  The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements.  These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements.  Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

OUR COMPANY

We have been in business since 1992 initially as a sole proprietorship and eventually incorporating in 1994. We were incorporated in Florida on May 31, 1994 to engage in the business of developing software for the financial and asset management industries.  We are currently engaged and plan to continue in the sale of asset management software for both corporate real estate and corporate information technology networks.  Our executive offices are currently located 1151 SW 30th Street, Suite E, Palm City, FL 34990.  Our telephone number is (772) 403-2992. Information Systems Associates, Inc. is a "Solution Provider" positioned to develop and deliver comprehensive asset management systems for both real estate and data center assets.  Our application products are also used by corporate Real Estate departments to manage their real property lease obligations (as both tenant and landlord), to determine their company’s use of corporate space, to develop plans for relocations, mergers and acquisitions as it relates to the use of space (office, manufacturing, warehousing).  Utilizing the latest Computer Aided Facilities Management (CAFM) Technology solutions generally available provides the end-user with enhanced application usability.  We offer project assessment and development, process review and recommendations as well as project management and training services necessary to successfully achieve your objectives.

Our company delivers turnkey software and service solutions that give financial institutions and large corporations control of their corporate assets.  Our asset solutions address Data Center equipment inventory, Space Utilization, Power and Connectivity management, Office Space and Occupancy, Office Equipment and Furniture, and Real Estate Portfolio Management.

In conjunction with our CAFM solutions, ISA now offers state of the art asset data collection services focusing on the enterprise IT infrastructure.  The data collection service is based on our solution ON SITE PHYSICAL INVENTORYTM.

RESULTS OF OPERATIONS

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in a later section.

The following tables set forth certain operating information in dollars and as a percentage of net sales:

	For the Years Ended December 31,
	2008		2007

	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Revenue	$1,225,461	100.00%	$459,910	100.00%	$765,551
Cost of sales	44,689	3.65%	5,586	1.21%	39,103
Gross profit	1,180,772	96.35%	454,324	98.79%	726,448
Operating expenses	1,769,356	144.38%	486,833	105.85%	1,282,523
Loss before other income (expenses)	(588,584)	-48.03%	(32,509)	-7.07%	(556,075)
Other income (expenses), net	267	0.02%	(22,210)	-4.83%	22,477
Income (loss) before income taxes	(588,317)	-48.01%	(54,719)	-11.90%	(533,598)
Provision for income taxes	37,791	3.08%	(9,075)	-1.97%	46,866
Net loss from continuing operations	(626,108)	-51.09%	(45,644)	-9.92%	(580,464)
Loss from discontinued operations	-	0.00%	(7,989)	-1.74%	7,989
Net loss	$(626,108)	-51.09%	$(53,633)	-11.66%	(572,475)

	For the Years Ended December 31,
	2007		2006

	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Revenue	$459,910	100.00%	$309,571	100.00%	$150,339
Cost of sales	5,586	1.21%	4,542	1.47%	1,044
Gross profit	454,324	98.79%	305,029	98.53%	149,295
Operating expenses	486,833	105.85%	357,181	115.38%	129,652
Loss before other income (expenses)	(32,509)	-7.07%	(52,152)	-16.85%	19,643
Other income (expenses), net	(22,210)	-4.83%	(144,321)	-46.62%	122,111
Income (loss) before income taxes	(54,719)	-11.90%	(196,473)	-63.47%	141,754
Provision for income taxes	(9,075)	-1.97%	(38,385)	-12.40%	29,310
Net loss from continuing operations	(45,644)	-9.92%	(158,088)	-51.07%	112,444
Loss from discontinued operations	(7,989)	-1.74%	-	0.00%	(7,989)
Net loss	$(53,633)	-11.66%	$(158,088)	-51.07%	104,455

	As of December 31,
	2008	2007

Available cash	204,768	13,326
Total current assets	817,327	167,090
Property and equipment, net	21,168	139,360
Total assets	838,495	306,450
Current liabilities	33,825	100,672
Stockholders’ equity	804,670	205,778
Total liabilities and stockholders’ equity	838,495	306,450

Year ended December 31, 2008 compared to December 31, 2007

Gross revenues were $1,225,461 and $459,910 for the years ended December 31 2008 and 2007, respectively.  The increase in current period was due primarily to the increased sale of professional services, maintenance contracts and time and materials arrangements.  We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer.  As part of our ongoing operations to provide services to our customers, incidental expenses, if reimbursable under the terms of the contracts, are billed to customers.  These expenses are recorded as both revenues and direct cost of services.  We expect revenues to increase during 2009 as our moves toward developing our business plan.
Gross profit was $454,324 and $305,029 for the years ended December 31 2008 and 2007, respectively, while gross margin for the same period was 96.35% and 98.79% for the same period.  The difference in the margin percent comes from the amortization of capitalized costs in 2008.

Operating expenses for the years December 31, 2008 and 2007 were $1,769,356 and $486,833, respectively.  The high operating expenses during 2008 were due primarily to administrative and general expenses, which were $427,567 for the year ended December 31, 2008, and professional consulting expenses for services in connection with technology consulting and advisory services, which were $686,216 or the ended December 31, 2008.

We recognized an income tax expense of $37,791 for the year ended December 31, 2008 and received income tax benefits of $9,075 for the year ended December 31, 2007.

We had a net loss of $626,108 and $45,644 from continuing operations for the years ended December 31, 2008 and 2007, respectively.  There are two major reasons for the loss in the year.  ISA entered into several consulting agreements that had an immediate impact on activity for the year by increasing operating expenses.  We expect long term benefits for these expenditures.  Secondly, accounting regulations require income generated for licensing of OSPI to be offset against capitalized cost prior to any revenue recognition.  This has happened and any future licensing agreements can be recognized as revenue.

STATEMENT OF FINANCIAL CONDITION

	As of December 31,
	2008	2007

Available cash	204,768	13,326
Total current assets	817,327	167,090
Property and equipment, net	21,168	139,360
Total assets	838,495	306,450
Current liabilities	33,825	100,672
Stockholders’ equity	804,670	205,778
Total liabilities and stockholders’ equity	838,495	306,450

December 31 2008 compared to December 31, 2007

Available cash were $204,768 and $13,326 as of December 31, 2008 and 2007 respectively.  The increase is primarily due to the Company entering into an agreement to issue 2,000,000 shares of stock at a rate of $.25 per share. This purchase should be concluded in 2009.

Total current assets were $817,327 and $167,090 as of December 31, 2008 and 2007 respectively.  The increase is primarily due to the Company entering into several agreements that provide a variety of consulting services for issued shares of stock. These agreements run until August 1, 2009.

Property and equipment were $21,168 and $139,360 as of December 31, 2008 and 2007 respectively. This balance has decreased primarily as the Company has been able to amortize costs associated with the development of software.

Current liabilities were $33,825 and $100,672 as of December 31, 2008 and 2007 respectively. This amount has decreased as the company has concluded the initial stage of software development and an increase in cash flow.

IMPACT OF INFLATION

We believe that inflation has had a negligible effect on operations during the years ended December 31, 2008 and 2007.  We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations were $145,204 and $74,282 for the years ended December 31, 2008 and 2007, respectively.  Cash flows used in operations in 2008 were primarily attributable to a net loss of $626,108.  There was an increase of $458,360 in prepaid consulting and a decrease in accounts payable of $77,740.   Cash flows used in operations in 2007 were primarily attributable to a net loss of $53,633, the increase in accounts receivable by $83,976, partially offset by the decrease in prepaid consulting by $22,210 and increase in accounts payable by $41,526.
.
Cash flows provided/ (used) in investing activities were $95,676 and ($101,675) for the years ended December 31, 2008 and 2007, respectively.  Cash flows provided by investing activities in 2008 were attributable to payments received for software license agreement, less marketing cost and the purchases of property and equipment.  Cash flows used in investing activities in 2007 were attributable to cost of software development of $92,694 and marketing costs of software license.

Cash flows provided by financing activities were $240,970 and $10,508 for the years ended December 31, 2008 and 2007, respectively.  Cash flows provided by financing activities were funded from the additional sale of common stock.  Cash flows from financing activities in 2007 were due primarily to proceeds from a line of credit with Wachovia Bank NA.  The line of credit provides for borrowing up to $40,000.

Overall, we have funded our cash needs from inception through December 31, 2008 and 2007 with a series of debt and equity transactions.

We had cash on hand of $204,768 and a working capital of $789,765 as of December 31, 2008.  Currently, we have enough cash to fund our operations for the next year.  This is based on current cash flows from financing activities and projected revenues.  Although it is possible, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.  Our current level of operations would require capital of approximately $150,000 to sustain operations through year 2009 and the years thereafter. Modifications to our business plans may require additional capital for us to operate.  For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital.  Failure to raise capital may result in lower revenues and market share for us.  In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

Mr. Coschera is a personal guarantor on a line of credit to provide additional working capital to the Company. At year end December 31, 2008 there was no borrowings against that line.  No other person or entity is liable for, surety or otherwise provides a guarantee for our debt financing from outside resources.  Demand for the products and services will be dependent on, among other things, market acceptance of our services, the computer software market in general, and general economic conditions, which are cyclical in nature.  In as much as a major portion of our activities is the receipt of revenues from services rendered, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plan.

No significant amount of our trade payables has been unpaid within the stated trade term.  We are not subject to any unsatisfied judgments, liens or settlement obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have no-off balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. We believe that the determination of the carrying value of our inventories and long-lived assets, the valuation allowance of deferred tax assets and valuation of share-based payment compensation are the most critical areas where management’s judgments and estimates most affect our reported results. While we believe our estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on our estimates, assumptions and judgments as of the balance sheet date.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations, we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending December 31, 2008.

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

After the development of the internal-use ON SITE PHYSICAL INVENTORYTM software (OSPI) was complete, we decided to market the software.  Proceeds from the licenses of the computer software, net of direct incremental costs of marketing, such as commissions, software reproduction cost, warranty and service obligations, and installation cost, are applied against the carrying cost of that software.  No profit will be recognized until aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero.  Subsequent proceeds will be recognized in revenue as earned.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159").  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The adoption of FASB No. 159 is not expected to have a material impact on the Company's results of operations or financial position.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS – NOT YET ADOPTED

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

In December 2007, the FASB issued two new statements: (a) SFAS No. 141(R) (revised 2007), Business Combinations, and (b) SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  These statements are effective for fiscal years beginning after December 15, 2008, and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.  The Company does not anticipate that the adoption of these standards will have any impact on its financial statements.

(a)SFAS No. 141(R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i)report non-controlling (minority) interests in subsidiaries in the same manner as equity but separate from the parent's equity in consolidated financial statements, (ii)net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii)any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

The Company does not believe SFAS No. 141(R) or 160 will have a significant impact on the Company’s financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which we had no borrowings during December 31, 2008, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our operating results, as we have not borrowed to any significant degree.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Hidden Harbor Condominium Association, Inc. as of December 31, 2008, and the related statements of revenues, expenses and changes in fund balance, and cash flows for the year then ended. These financial statements are the responsibility of Hidden Harbor Condominium Association Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Harbor Condominium Association, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. As discussed in Note B, the Association has not estimated the remaining lives and replacement costs of the common property and, therefore, has not presented information about the estimates of future costs of major repairs and replacements that will be required in the future that accounting principles generally accepted in the United States of America has determined is required to supplement, although not required to be a part of, the basic financial statements.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Budget Comparison - Operating Fund on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements; and in our opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The Supplementary Information on Future Major Repairs and Replacements on pages 11 and 12 is not a required part of the basic financial statements, but is supplementary information required by the American Institute of Certified Public Accountants. We have applied certain limited procedures, which consist principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.

/s/ Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Certified Public Accountants
Boca Raton, Florida
March 9,2009

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS
DECEMBER 31, 2008 and 2007

ASSETS

	2008	2007
Current Assets
Cash and cash equivalents	$204,768	$13,326
Accounts receivable	94,121	114,175
Prepaid consulting	518,438	1,798
Income tax claim receivable	-	637
Deferred income tax credit	-	37,154

Total Current Assets	817,327	167,090

Property and Equipment (net)	21,168	139,360

TOTAL ASSETS	$838,495	$306,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Note payable - line of credit	$-	$9,030
Accounts payable	10,326	88,066
Accrued expenses	18,396	-
Accrued payroll taxes	3,003	2,476
Other liabilities	600	1,100
Deferred revenue	1,500	-

Total Current Liabilities	33,825	100,672

Stockholders' Equity
Common stock-$.001 par value, 50,000,000 shares
authorized, 16,309,834 and 11,409,834 issued
and outstanding for 2008 and 2007, respectively	16,310	11,410
Additional paid in capital	1,587,669	367,569
Retained (deficit)	(799,309)	(173,201)

Total Stockholders' Equity	804,670	205,778

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$838,495	$306,450

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007

Revenue	$1,225,461	$459,910

Cost of Sales	44,689	5,586

Gross Profit	1,180,772	454,324

Operating Expenses
Administrative and general	427,164	159,728
Payroll and payroll taxes	161,448	94,374
Professional	1,180,744	232,731
Total Operating Expenses	1,769,356	486,833

(Loss) Before Other Income
and (Expense)	(588,584)	(32,509)

Other Income (Expense)
Interest Income	267	-
Consulting fees	-	(22,210)
Total Other Income (Expense)	267	(22,210)

(Loss) From Continuing Operations
Before Income Taxes	(588,317)	(54,719)

Provision for Income Taxes	37,791	(9,075)

Net (Loss) from Continuing
Operations	(626,108)	(45,644)

(Loss) from discontinued operations	-	(9,631)

Provision for income taxes	-	(1,642)

Net (Loss) from Discontinued
Operations	-	(7,989)

Net (Loss)	$(626,108)	$(53,633)

Basic and Fully Diluted (Loss) per Share:
Continued operations	$(0.05)	$(0.00)
Discontinued operations	-	-
Total	$(0.05)	$(0.00)
Weighted average common shares
outstanding	12,818,168	11,409,834

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

2007

					Additional
	Common Stock		Preferred Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings

Balance, January 1,	11,403,834	$11,404	-	$-	$366,097	$(119,568)

Proceeds from issuance of stock	6,000	6	-	-	1,472	-

Net (loss)	-	-	-	-	-	(53,633)

Balance, December 31,	11,409,834	$11,410	-	$-	$367,569	$(173,201)

2008
					Additional
	Common Stock		Preferred Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings

Balance, January 1,	11,409,834	$11,410	-	$-	$367,569	$(173,201)

Issuance of stock for services	3,900,000	3,900	-	-	971,100	-

Proceeds from issuance of stock	1,000,000	1,000	-	-	249,000	-

Net (loss)	-	-	-	-	-	(626,108)

Balance, December 31,	16,309,834	$16,310	-	$-	$1,587,669	$(799,309)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007

Cash Flows from Operating Activities
Net (Loss)	$(626,108)	$(53,633)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	22,208	13,513
Cumulative change in deferred income tax	37,154	(10,717)
Common stock for services	458,360	-
Loss on abandonment of fixed assets	308	-

(Increase) decrease in:
Accounts receivable	20,054	(83,976)
Prepaid consulting	-	22,210
Income tax claim receivable	637	168
Increase (decrease) in:
Accounts payable	(77,740)	41,526
Accrued expenses	18,396	-
Accrued payroll taxes	527	1,569
Accrued payroll	-	(6,042)
Deferred revenue	1,500	-
Other liabilities	(500)	1,100

Net Cash (Used in) Operating
Activities	(145,204)	(74,282)

Cash Flows from Investing Activities
Computer software devleopment costs	-	(92,694)
Software license agreement - payments received	123,215	13,542
Software license agreement - marketing costs	(18,041)	(14,574)
Purchase of property and equipment	(9,498)	(7,949)

Net Cash Provided by (Used In)
Investing Activities	95,676	(101,675)

Cash Flows from Financing Activities
Proceeds from note payable - line of credit	-	11,868
Payments made on note payable - line of credit	(9,030)	(2,838)
Proceeds from issuance of stock	250,000	1,478

Net Cash Provided by
Financing Activities	240,970	10,508

Net Change in Cash and Cash
Equivalents	191,442	(165,449)

Cash and Cash Equivalents at
Beginning of period	13,326	178,775

End of Period	$204,768	$13,326

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Concentrations of Credit Risk

The Company grants credit to its customers during the normal course of business.  The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

At times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits.  At December 31, 2008 and 2007, amounts on deposit at institutions did not exceed FDIC insured limits.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables".

Consulting services and training revenues are accounted for separately from subscription and support revenues when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts.  The majority of the Company’s consulting service contracts are on a time and material basis.  Training revenues are recognized after the services are performed.  For revenue arrangements with multiple deliverables, we allocate the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

Revenue Recognition (cont’d)

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer's satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending December 31, 2008 and 2007.

Comprehensive Income (Loss)

The Company adopted Financial Accounting Board Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income (loss) applicable to the Company during periods covered in the financial statements.

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

Impairment of Long-Lived Assets

The Company evaluated the recoverability of its property, equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, & Accounting for the Impairment or Disposal of Long-Lived Assets, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

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

After the development of the internal-use "On Site Physical Inventory” software (OSPI) was complete, the Company decided to market the software.  Proceeds from the licenses of the computer software, net of direct incremental costs of marketing, such as commissions, software reproduction costs, warranty and service obligations, and installation costs, are applied against the carrying cost of that software.  No profit will be recognized until aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero.  Subsequent proceeds will be recognized in revenue as earned.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), & Share-Based Payments, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services.  This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock-Based Compensation.  This standard requires a public entity to measure the cost of employee services using an option-pricing model, such as the Black-Scholes Model, received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25.  Shares of common stock issued for services rendered by a third party are recorded at the fair market value of the shares issued or services rendered, whichever is more readily determinable.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Advertising Expenses

Advertising costs are expensed as incurred.  For the years ended December 31, 2008 and 2007 advertising expenses totaled $557 and $33, respectively.

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

Recent Accounting Pronouncements

In May 2008, the FASB released SFAS no. 163, “Accounting for Financial Guarantee Insurance Contracts Interpretation of FASB Statement No. 60.”  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how SFAS Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.

This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities.  The Company does not believe SFAS No. 163 will have a significant impact on the Company’s financial statements.

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

In December 2007, the FASB issued two new statements: (a) SFAS No. 141(R) (revised 2007), Business Combinations, and (b) SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  These statements are effective for fiscal years beginning after December 15, 2008, and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.  The Company does not anticipate that the adoption of these standards will have any impact on its financial statements.

(a)SFAS No. 141(R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i)report non-controlling (minority) interests in subsidiaries in the same manner as equity but separate from the parent's equity in consolidated financial statements, (ii)net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii)any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159").  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The adoption of FASB No. 159 is not expected to have a material impact on the Company's results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (FASB) ratified the provisions of Emerging Issues Task Force (EITF) Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007.  The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company's results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the prior period financial statements presented to conform to 2008. Such reclassifications had no effect on reported income.

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

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 – CASH AND CASH EQUIVALENT

	2008	2007
Wachovia Bank (FDIC insured to $250,000.00)	$204,768	$13,326

NOTE 3 – PROPERTY AND EQUIPMENT

	2008	2007
Computer software (developed for internal use)	$32,614	$137,789
Computer software (purchased)	590	1,307
Furniture, fixtures, and equipment	23,093	24,698
	56,297	163,794
Less accumulated depreciation and amortization	35,129	24,634
Property and equipment (net)	$21,168	$139,160

Depreciation and amortization expense	$22,208	$13,513

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

The Company has capitalized the cost of the OSPI software using Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” as follows:

	2008	2007
Development costs	$138,400	$139,900
Software license agreement – payments received	(135,257)	(13,542)
Software license agreement – marketing costs	29,471	11,431
	32,614	137,789
Less: accumulated depreciation and amortization	29,471	11,397
	$3,143	$126,392

NOTE 5 – NET (LOSS) PER SHARE

Basic earning per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding, and the dilutive EPS adds the dilutive effect of stock options and other stock equivalents.  During the year ended December 31, 2008, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

NOTE 6 – INCOME TAXES

The provision for income taxes for the years ended December 31, 2008 and 2007 are credits of $37,791 and $10,717, respectively as the Company incurred operating losses.

Deferred tax assets reflect the net tax effects of net operating losses and tax credit carryforwards and temporary differences between the carrying amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets are as follows:

	2008	2007
Net operating losses	$88,742	$42,535
Common stock for services	65,235	13,090
Capital loss carryover	1,181	1,181
Contributions	251	239
	155,409	57,045
Less: deferred tax liabilities	(6,072)	(18,710)
	149,337	38,335
Valuation allowance	(149,337)	(1,181)
Net tax asset	$-	$37,154

Realization of the deferred tax asset is dependent on future earnings, if any, the timing of which are uncertain.  Accordingly, the Company’s net deferred tax asset has been fully offset by a valuation allowance.

	2008	2007
The Company has the following net operating
loss carryovers for income tax purposes:
Expiring 2025	$204	$204
Expiring 2026	82,899	82,899
Expiring 2027	131,828	131,828
Expiring 2028	236,311	-
	$451,242	$214,931

For tax year 2008, the Company has applied for a change in accounting method with the Internal Revenue Service to report under the accrual method of accounting rather than report under the cash-basis method.

This change in accounting method will require the Company to recognize additional taxable income of $100,456.  The Internal Revenue Services allows for this income to be recognized pro rata over four years. To that end, the Company will recognize $25,114 of income in each of the next four years.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended December 31, 2008 and 2007 is summarized as follows:

	2008	2007
Cash paid during the periods for interest and
income taxes:
Income taxes	$-	$-
Interest	$-	$2,628

Non-Cash Investing Activities:
Acquisition of consulting services for
contributed capital	$975,000	$-
Consulting services prepaid for future months	(516,640)	-
Non-cash expense of consulting services for
contributed capital	$458,360	$-

NOTE 8 – EMPLOYEE BENEFITS

The Company has a SIMPLE Plan (Plan) to provide retirement and incidental benefits for its employees.  Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to the IRS maximum.  All matching contributions vest immediately.  Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Company matching contributions to the Plan for the periods ended December 31, 2008 and 2007 totaled $3,600 and $3,550, respectively.

The Company has a medical reimbursement plan that reimburses officers for all out of pocket medical expenses not covered by the Company provided insurance plan.  Company expenses under the medical reimbursement plan for the periods ended December 31, 2008 and 2007 totaled $17,631 and $29,276, respectively.

NOTE 9 – OPERATING LEASE

The Company leases it Palm City, Florida facility.  The lease requires monthly payments of $1,400.  The lease commenced on June 1, 2007 and expired on May 31, 2008.  The lease was renewed on June 1, 2008 for $1,500 per month.  The Company holds an additional option to renew the lease “at the market price.”

The following is a schedule of the remaining lease payments by year under the lease:

2009                                            $7,500

NOTE 10 - SB-2 REGISTRATION

On April 27, 2007, the Company filed an SB-2 registration statement with the Securities and Exchange Commission to become a publicly traded company with the intent of trading on the Over the Counter Bulletin Board.

NOTE 11 - DISCONTINUED OPERATIONS

On April 1, 2007, the Company decided to cease its insurance business due to decreasing sales and a change in corporate strategy.  Sales for the insurance business for the three months ended March 31, 2007 were $10,361.  The insurance business pretax loss reported in discontinued operations for the three months ended March 31, 2007 was $7,990.  No assets or liabilities existed for the business.

NOTE 12 – NOTE PAYABLE

The Company has a line of credit with Wachovia Bank N.A.  The line of credit provides for borrowing up to $40,000.  The balances as of December 31, 2008 and 2007 were $0 and $9,030, respectively.  The interest rate is the Prime Rate plus 3%.  The President of the Company is a personal guaranty on the line of credit.

NOTE 13 – MAJOR CUSTOMERS

One major customer accounted for $963,158 and $278,702 of revenue for the years ended December 31, 2008 and 2007 respectively.  These amounts represent 79% and 73% of the Company’s revenue for the years ended December 31, 2008 and 2007 respectively.

As of December 31, 2008 and 2007, this customer accounted for 73% and 39% of accounts receivable, respectively.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 14 – COMMON STOCK

On July 15, 2008, the Company received a subscription in the amount of $100,000 for 400,000 shares of the Company’s common stock from Derek J. Leach (“Leach”) pursuant to an Offshore Stock Purchase Agreement.

On December 31, 2008, the Company received a subscription in the amount of $150,000 for 600,000 shares of the Company’s common stock from Leach pursuant to an Offshore Stock Purchase Agreement.

Under terms of the agreement, the Company will issue 2,000,000 shares at .25 per share for total proceeds of $500,000 to be concluded by March 31, 2009.

NOTE 15 – SHARE BASED PAYMENTS FOR SERVICES

On July 31, 2008, the Company formalized an agreement in place since January 1, 2008, to receive a variety of consultant services for 500,000 shares of the Company’s common stock.  The stock was valued at a prevailing market rate of $.25 per share.  The agreement was concluded on September 1, 2008 and stock was issued.

NOTE 15 – SHARE BASED PAYMENTS FOR SERVICES (cont’d)

On September 12, 2008, the Company entered into agreements with three companies to receive a variety of consulting services.  Each agreement has a term of one year starting   August 1, 2008 and remuneration will be $250,000 per annum.  Each subsequent year, the annual rate will increase $12,500 while the agreement is in effect.  The Company has the option of paying the consultants in cash or common stock.  The Company has decided to issue 1,000,000 shares of stock to the consulting firms as payment for services.  The value of stock will be at $.25 per share.  A pro-rata portion of this agreement of $125,000 has been expensed for the year ended December 31, 2008.

All three consultants were issued a series of options as follows:

1,000,000 share option to acquire shares at $1.00 per share
1,000,000 share option to acquire shares at $2.00 per share
1,000,000 share option to acquire shares at $3.00 per share
1,000,000 share option to acquire shares at $4.00 per share
1,000,000 share option to acquire shares at $5.00 per share

To determine the valuation of the options, FASB 123(R) requires a valuation technique to estimate the fair value of the options issued.  The Black-Sholes Model incorporates the various characteristics for proper valuation.  As of September 12, 2008 (date of the agreements), the valuation of the options was determined to be $0.

On September 8, 2008, the Company entered into an agreement to receive consulting services.  The consultants will provide 400 hours of service for 100,000 shares of common stock.  All services will be accounted for at a rate of $250 an hour.  76.5 hours of cost or $19,063 was recorded as expense for the year ended December 31, 2008.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures.  The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Article III, of our Bylaws provides that the first Board of Directors and all subsequent Boards of the Corporation shall consist of (Joseph P Coschera), unless and until otherwise determined by vote of a majority of the entire Board of Directors.  Our officers are appointed by the Board of Directors and serve at the pleasure of the Board.  We have entered into employment agreements with our executive officers (Joseph P. Coschera and Loire A. Lucas). The term of each of the agreements is five (5) years renewable at the end of each period by mutual agreement.

Name	Age	Position

Joseph Coschera	61	President and Director
Loire Lucas	51	Vice President and Director

Joseph Coschera

Joseph Coschera is the founder and President of Information Systems Associates, Inc. which he opened in the summer of 1992 for business.  Prior to forming ISA Joe held the position of Vice President with JPMorgan Chase.  Joe’s career at JPMC spanned 18 years rising from the position of Systems Engineer to Manager of Facilities and Hardware Planning for the Retail Banking Division.  Joe’s responsibilities were extremely diverse and included space planning for the Division’s staff, facilities and hardware planning for several mega data centers and the network operation centers.  In addition, he managed the Planning and Implementation Group whose responsibilities included the planning, acquisition and deployment of the technology infrastructure throughout the bank’s branch banking network.  Joe served as both a team member and project manager during his tenure.  He managed such projects as the deployment of state of the art banking technology (ATMs and Platform Automation) to more than 200 branches on three different occasions as well as data center mergers and build-outs.  Joe was recognized for his contributions related to the relocation and consolidation of several large data processing centers.  It was that experience that Joe utilized as the foundation for ISA’s service offerings.

Currently Joe is leading ISA’s development efforts as well as new business development and business partner relationships.  Joe is also serving as Chief Financial Officer and Principal Accounting Officer for ISA.  Joseph Coschera's financial experience came as a result of his previously holding a position as Vice President with JPMorgan Chase, which spanned 18 years rising from the position of Systems Engineer to Manager of Facilities and Hardware Planning for the Retail Banking Division.  Joe’s responsibilities were extremely diverse and included direct interaction with financial departments.  As part of managing the deployment of state of the art banking technology (ATMs and Platform Automation) to more than 200 branches, Joe had extensive interaction with the financial systems departments in order to perform his tasks better.  He has kept up to date with the Sarbanes-Oxley Act of 2002 via the Internet.  He has also reviewed PCAOB guidance from its web site and has read the portion of the SEC web site that deals with the Office of Chief Accountant.  He surrounds himself with CPA's and reads 10-Q's and 10-K's from other companies.  He also reads PPC checklists which mandate the exact detail disclosure requirements that will be expected of him once the company is fully reporting.

Loire Lucas

Loire Lucas began her career with the NCR Corporation upon graduation from Florida Atlantic University in 1982 where she received her Bachelors of Applied Science.  As a Systems Engineer, she worked on banking clients projects in Europe and Africa.  Upon her return from Africa, she continued to work at corporate headquarters in Dayton, Ohio.  Following her headquarters position, Loire transferred to NCR’s New York Sales office where she worked with major financial institutions managing their banking platform migration to state of the art hardware and software platforms.

Other than those persons mentioned above, we have one other employee, Shirley Walker who provides accounting services to ISA.

Family Relationships

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

LEGAL PROCEEDINGS

No officer, director, or persons nominated for such positions and no promoter or significant employee of our Company has been involved in legal proceedings that would be material to an evaluation of our management.

AUDIT COMMITTEE

We do not have a separately designated standing audit committee.  Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements.  The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert.  We have had minimal operations for the past two (2) years.  Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities.  Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

CODE OF ETHICS

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A draft of the Code of Ethics is in Exhibit 14.1 hereto.  The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
•	Accountability for adherence to the code

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission.  Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008.  We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2008, 2007 and 2006, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year.

EXECUTIVE COMPENSATION
Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Award	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earning	All Other Compensation	Total
Joseph Coschera, President	2008	120,000	5,000	0	0	0	0	2,254	127,254
	2007	114,834	7,500	0	0	0	0	458	122,792
	2006	110,035	2,000	0	0	0	0	0	112,035

Loire Lucas, Vice President	2008	8,750	0	0	0	0	0	0	8,750
	2007	19,248	2,500	0	0	0	0	0	21,748
	2006	33,542	2,500	0	0	0	0	0	36,042

The basis for the bonuses issued to Joseph Coschera is based upon the following:

•	Additional time and travel spent developing new partnerships with companies such as Visual Network Design
•	Development of new client relationships done through on site product and solution presentations and attendance at industry trade shows
•	The additional time spent involved in the development, design and testing of the data collection process known as ON SITE PHYSICAL INVENTORYTM

The basis for the bonuses issued to Loire Lucas is based upon the following:

•	Participation in and support functions related to the documentation for the data collection process known as ON SITE PHYSICAL INVENTORYTM
•	Increase in revenue contribution to the bottom line as compared to the previous fiscal year

 The approval for both actions came from Joseph Coschera.

We plan to continue to compensate Mr. Coschera and Ms. Lucas in a similar manner into the foreseeable future provided we have enough funds to do so.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2008, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (b) by each of our directors, and (c) by all executive officers and our directors as a group.  To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.  As of December 31, 2008, there were 16,309,834 shares of common stock outstanding.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (1) (2)

Title of Stock	Name and Address	# of Shares	Current % Owned
Common Stock	Aquatica Investments Ltd Grove House, 4th floor Nassau Bahamas	3,000,000	18.39%
Common Stock	Bespoke Advisory Services LLC 3339 Virginia Street PH20 Coconut Grove, FL 33133	1,000,000	6.14%
Common Stock	Cede & Co. PO Box 222 Bowling Green Station New York, NY 10274	916,000	5.62%
Common Stock	Joseph Coschera 2120 SW Danforth Circle Palm City, FL 34990	6,200,000	38.02%
Common Stock	Green Enterprises SAL Sodeco Square, 16th FL Achrafieh, Beirut, Lebanon	1,000,000	6.14%
Common Stock	Derek J. Leach 31 Palace Gate, Flat 2 London, UK W85LZ	1,000,000	6.14%
Common Stock	Old Firm Energy Corp. 35 Barrack Rd., 3rd FL Belize City, Belize	1,000,000	6.14%

SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS (2)

Title of Stock	Name and Address	# of Shares	Current % Owned
Common Stock	Joseph Coschera	6,200,000	38.02%
Common Stock	Loire Lucas	0	0.00%
Common Stock	All Officers and Directors as a Group (2)	6,200,000	38.02%

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

CHANGES IN CONTROL

There are currently no arrangements, which would result in a change in our control.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 12, 2006, the Company’s shareholders approved an increase in the number of authorized common shares to 50,000,000.  Also it was decided to decrease in the par value of each common share from $1.00 to $.001 per share.  In addition the shareholders authorized 20,000,000 of preferred shares at a par value of $.001 per share.

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

During the period ended December 31, 2008, 3,900,000 shares of stock were issued to financial consultants as share based payments.  The shares were valued at market value at the date of agreement.  The shares were valued using the most recent sale of stock.

During the period ended December 31, 2008 1,000,000 shares of common stock were sold for cash.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC, ("Lake") for our audit of the annual financial statements for the years ended December 31, 2007 and 2006.  Traci J. Anderson, CPA provided audit services in 2006. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31,	2008	2007	2006
	Lake	Lake	Anderson

Audit Fees (1)	$24,500 (3)	$15,975 (3)	$7,000 (2)
Audit-Related Fees (4)	-	-	-
Tax Fees (5)	-	-	-
All Other Fees (6)	-	-	-
Total Accounting fees and Services	$24,500	$15,975	$7,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Qand Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Anderson in 2006 relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(3)
The amounts shown for Lake in 2008 and 2007 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2007, and (ii) the review of the financial statements included in our filings on Form 10-Q and Form 10-QSB for the first, second and third quarters of 2008 and 2007.

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

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants.  The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management.  It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes.  The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined).  All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions.  In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2008, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures.  In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

ITEM 15.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Financial Statements

1. The following financial statements of Information Systems Associates, Inc are included in Part II, Item 7:

Independent Auditors’ Report……………………………………………………… XX - XX
Balance Sheet-December 31, 2008 AND 2007……………………………………… XX - XX
Statements of Operations - for the years ended
December 31, 2008 and 2007…………………………………………………………. XX - XX
Statements of Cash Flows - for the years ended
December 31, 2008 and 2007…………………………………………………………. XX - XX
Statements of Stockholders’ Equity - for the years ended
December 31, 2008and 2007………………………………………………………….. XX - XX
Notes to Financial Statements………………………………………………………. XX - XX

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

INFORMATION SYSTEMS ASSOCIATES, INC.

Date: March 11, 2009	/s/ Joseph P. Coschera
Joseph P. Coschera
President, CEO, CFO, Principal Accounting Officer and Director