Form 10-Q
period 2009-03-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2009-05-19
CIK 1396536

I

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1151 W 30th Street, Ste E Palm City, FL 34990
(Address of principal executive offices)

(772) 403-2992
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of March 31, 2009:     16,309,834

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

INFORMATION SYSTEMS ASSOCIATES, INC.

PART 1.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      BALANCE SHEETS                                                                                                                                                                                                                                                                      3

                      STATEMENTS OF INCOME                                                                                                                                                                                                                                                      4

                      STATEMENTS OF CASH FLOWS                                                                                                                                                                                                                                           5

                      NOTES TO FINANCIAL STATEMENTS                                                                                                                                                                                                                                6

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION                                                                                             8

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                                                                                                                           13

ITEM 4.     CONTROLS AND PROCEDURES                                                                                                                                                                                                                                                13

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                                                                                                                                                                                                                 13

ITEM 1A.   RISK FACTORS                                                                                                                                                                                                                                                                            13

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                                                                                                                                                 13

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                                                                                                                                                                                                 13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                                                                                                                                13

ITEM 5.     OTHER INFORMATION                                                                                                                                                                                                                                                              13

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                                                                                                                                                                                               13

SIGNATURES                                                                                                                                                                                                                                                                                                    14

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$58,546	$204,768
Accounts receivable	147,636	94,121
Prepaid consulting	308,125	518,438

Total Current Assets	514,307	817,327

Property and Equipment (net)	113,242	21,168

TOTAL ASSETS	$627,549	$838,495

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$19,042	$10,326
Accrued expenses	937	18,396
Accrued payroll taxes	4,641	3,003
Sales tax payable	2,498	-
Other liabilities	1,200	600
Deferred revenue	1,000	1,500

Total Current Liabilities	29,318	33,825

Stockholders' Equity
Common stock-$.001 par value, 50,000,000 shares
authorized, 16,309,834 issued and outstanding
for 2008 and 2007, respectively	16,310	16,310
Additional paid in capital	1,587,669	1,587,669
Retained (deficit)	(1,005,748)	(799,309)

Total Stockholders' Equity	598,231	804,670

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$627,549	$838,495

INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008

Revenue	$199,084	$256,265

Cost of Sales	1,525	-

Gross Profit	197,559	256,265

Operating Expenses
Administrative and general	60,194	92,442
Payroll and payroll taxes	51,426	35,623
Professional	293,189	121,202
Total Operating Expenses	404,809	249,267

(Loss) Income Before Other Income
and (Expense)	(207,250)	6,998

Other Income (Expense)
Interest Income	811	-
Consulting fees	-	(1,798)
Total other income (expense)	811	(1,798)

(Loss) Income Before
Income Taxes	(206,439)	5,200

Provision for Income Taxes	-	1,025

Net (Loss) Income	$(206,439)	$4,175

Basic and Fully Diluted Earnings (Loss) per Share:
Basic and diluted	(0.01)	0.00
Weighted average common shares
outstanding	16,309,834	11,403,834

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2009	2008

Cash Flows from Operating Activities
Net (Loss) Income	$(206,439)	$4,175
Adjustments to reconcile net (loss) income to
net cash provided from operating activities:
Depreciation and amortization	928	11,992
Cumulative change in deferred income tax	-	1,025
Common stock for services	210,313	-

(Increase) decrease in:
Accounts receivable	(53,515)	(69,530)
Prepaid consulting	-	1,798
Increase (decrease) in:
Accounts payable	9,653	(300)
Accrued expenses	(18,396)	-
Sales tax payable	2,498	-
Accrued payroll taxes	2,238	1,983
Other liabilities	-	(500)
Deferred revenue	(500)	-

Net Cash (Used in) Operating
Activities	(53,220)	(49,357)

Cash Flows from Investing Activities
Computer software development costs	(86,507)	-
Software license agreement - payments received	-	27,083
Software license agreement - marketing costs	-	(9,020)
Purchase of property and equipment	(6,495)	(2,468)

Net Cash (Used In) Provided by
Investing Activities	(93,002)	15,595

Cash Flows from Financing Activities
Proceeds from note payable - line of credit	-	28,805
Payments made on note payable - line of credit	-	(2,000)

Net Cash Provided by
Financing Activities	-	26,805

Net Change in Cash and Cash
Equivalents	(146,222)	(6,957)

Cash and Cash Equivalents at
Beginning of period	204,768	13,326

End of Period	$58,546	$6,369

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

Results of operations for interim periods presented are not necessarily indicative of results of operations that might be expected for future interim periods or for the full fiscal year ended December 31, 2008.

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

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 2 – CASH AND CASH EQUIVALENT

At times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits. At March 31, 2009 and 2008, the amounts on deposit at institutions were:
2009	2008
Wachovia Bank (FDIC insured to $250, 000 and $100,000 $78,840 $13,142 for 2009 and 2008, respectively)

NOTE 3 – PROPERTY AND EQUIPMENT
2009	2008
Computer software (developed) $119,120	$ 119,726
Computer software (purchased) 590	1,307
Web site development	4,785 -
Furniture, fixtures, and equipment 24,804	27,166
149,299	148,199
Less accumulated depreciation and amortization 36,057 36,426
$113,242	$ 111,773

Depreciation and amortization expense $ 928	$ 11,992

NOTE 4 – COMPUTER SOFTWARE DEVELOPED

During the quarter ended March 31, 2009, the Company began development of an updated version of the “On Site Physical Inventory” (OSPI) product.  During the year ended December 31, 2007, the Company completed the development of the initial version of , “On Site Physical Inventory” (OSPI).  The OSPI software was developed to be used by the Company for collecting data for information technology assets installed in data centers.

After implementing the use of the OSPI software, the Company decided to market the software and entered into a software license agreement with Aperture Technologies, Inc.

The Company has capitalized the cost of the OSPI software using Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” as follows:
2008	2008
Development costs                                                                                       $224,906    $139,900
Software license agreement – payments received                                   (135,257)     (40,625)
Software license agreement – marketing costs                                           29,471        20,451
                                                                                                                                         119,120        119,726
Less:  accumulated depreciation and amortization                                     29,471        22,735
                                                                                                                                          $  89,649   $  96,991

NOTE 5 – NET (LOSS) PER SHARE

Basic earning per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding.  The dilutive EPS adds the dilutive effect of stock options and other stock equivalents.  During the three months ended March 31, 2009, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

NOTE 6 – INCOME TAXES

2009	2008

Provision for income tax (credit) consists of:
Current accrual                                                                                            $     -             $         -
Cumulative change in deferred income tax                                                _____        -   1,025
                                                                                                                                               $     -             $ 1,025

Income tax receivable consists of the following:
Federal claim for refund                                                                             $         -        $     637

The Company has the following net operating
  loss carryovers for income tax purposes:
Expiring    2025                                                                                            $     204
Expiring    2026                                                                                               82,899
Expiring    2027                                                                                             131,828
Expiring    2028                                                                                             236,311
                                                                                                                                              $451,242

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended March 31, 2009 and 2008 is summarized as follows:

2009	2008
Cash paid during the periods for interest and
income taxes:
Income taxes $ -	$ -
Interest $ -	$ 458

Non-Cash Investing Activities:
Balance of consulting services for
contributed capital $ 518,438	$ -
Consulting services prepaid for future months (308,125) -
Non-cash expense of consulting services for
contributed capital $ 210,313	$ -

NOTE 8 – OPERATING LEASE

The Company leases it Palm City, Florida facility.  The lease requires monthly payments of $1,400.  The lease commenced on June 1, 2007 and expired on May 31, 2008.  This lease was renewed for an additional year, concluding May 31, 2009.

On March 2, 2009 the lease was renewed for $1,200 per month.  The Company holds an additional option to renew the lease “at the market price.” This renewed lease goes into effect June 1, 2009.

NOTE 9 – NOTE PAYABLE

The Company has a line of credit with Wachovia Bank N.A.  The line of credit provides for borrowings up to $40,000.  The balance as of March 31, 2009 and 2008 was $0 and $35,835, respectively.  The interest rate is the Prime Rate plus 3%.  The President of the Company is a personal guaranty on the line of credit.

NOTE 10 – COMMON STOCK

In 2008, the Company entered into an agreement with Derek J. Leach (“Leach”) to purchase stock.  Under terms of the agreement, the Company will issue 2,000,000 shares at .25 per share for total proceeds of $500,000 over a period of five months.  The Company has waived the five month period.  To date the purchases of stock are as follows:

Date	# of Shares	Amount

7/15/08	400,000	$100,000
12/31/08	600,000	$150,000
5/01/09	400,000	$100,000
	1,400,000	$350,000

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

On September 8, 2008, the Company entered into an agreement to receive consulting services.  The consultants will provide 400 hours of service for 100,000 shares of common stock.  All services will be accounted for at a rate of $250 an hour.  91.25 hours at a cost of $22,813 was recorded as expense for the three months ended March 31, 2009.

NOTE 12 – MAJOR CUSTOMERS

One major customer accounted for $121,411 and $216,598 of revenue for the three months ended March 31, 2009 and 2008, respectively.  These amounts represent 61% and 85% of the Company’s revenue for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009 and 2008, this customer accounted for 39% and 81% of accounts receivable, respectively.

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

All of the products listed under our Value Added Reseller relationships (Vista, Vision FM, the Facilities Manager, AutoCAD, and RACKWISE DCM) are products developed by third parties.

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

The need for a better way to capture corporate asset information became evident to ISA’s management team.  After reviewing the methods and technology in use at that time (1st Quarter 2006) for the purpose of data collection, it was decided within ISA to define a data collection process and subsequently to design and build a software solution capable of delivering quality data (output) through the use of programming techniques that incorporated many of the much needed features and capabilities, especially real time data validation.  The result was that by year end of 2007 OSPI (ON SITE PHYSICAL INVENTORYTM ) was available for resale.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement:  availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending March 31, 2009.

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

After the development of the internal-use “ON SITE PHYSICAL INVENTORYTM” software (OSPI) was complete, we decided to market the software.  Proceeds from the licenses of the computer software, net of direct incremental costs of marketing,

Such as commissions, software reproduction cost, warranty and service obligations, and installation cost, are applied against the carrying cost of that software.  No profit will be recognized until aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero.  Subsequent proceeds will be recognized in revenue as earned.
Revenues

Gross revenues were $199,084 and $256,265 for the three months ended March 31, 2009 and 2008, respectively.  The decrease is primarily due to the economy.  In the current economic environment, current clients are finding it difficult to maintain previous levels of business.  Also, in order to attract new clients in 2009, the Company has had to reduce the data discovery rates by 15 percent.  Management feels this is a trend that will need to be continued through 2009.  Finally, a project to begin with a new client in 2009 has been delayed as the client’s security team continues its validation process.

Income / Loss

We had a net loss of $206,439 and income of $4,175 from continuing operations for the three months ended March 31, 2009 and 2008 respectively.  There are two major reasons for the loss in the quarter. First the Company saw a decrease in revenue for the first quarter of 2009. Secondly, ISA entered into several consulting agreements that had an immediate impact on activity for the quarter by increasing operating expenses.  We expect long term benefits for these expenditures.  We expected to be breakeven at least through the fiscal year 2008, partly attributable to the increase in projected revenues offset by the fair value of expected services to be received.  In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Expenses

Operating expenses for the three months ended March 31, 2009 and 2008 were $404,809 and $249,267, respectively.  The high operating expenses during 2009 were due primarily to administrative and general expenses, which were $293,189 and $121,202 for the three months ended march 31, 2009 and 2008 respectively.

Income Taxes

There was no income tax benefit or expense recorded for the three months ended March 31, 2009.  There was an income tax expense of $1,025 recorded for the three months ended March 31, 2008.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three months ended March 31, 2009 and 2008.  We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $53,220 during the three months ended March 31, 2009, compared to cash flows of $49,357 used in operations during the same period ended March 31, 2008.  Cash flows used in operations during the three months ended March 31, 2009 were primarily attributable to a net loss of $206,439 the increase in accounts receivable by $55,515 and partially offset by the issuance of stock for services of $210,313.  Cash flows used in operations in 2008 were primarily attributable to net income of $4,175, and the increase in accounts receivable by $69,530.

Cash flows used in investing activities were $86,507 during the three months ended March 31, 2009, compared to cash flows of $15,595 provided by investing activities for the same period ended March 31, 2008. Cash flows used in investing activities in 2009 were attributable to $86,507 in costs incurred for software development and web page design.  Cash flows provided by investing activities were attributable to payments received on a software license agreement, offset by the marketing cost of software licenses agreement and purchase of property and equipment.

There were no cash flows from financing activities for the three months ended March 31, 2009.  Cash flows provided for from financing activities for three months ended March 31, 2008 are attributable to borrowing from the line of credit.

We had cash on hand of $58,546 and net working capital of $484,989 as of March 31, 2009.  Currently, we have enough cash to fund our operations for the next year.  This is based on current cash flows from financing activities and projected revenues.  Although it is possible, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  We have the ability to pay three consulting agreements with capital.  This has favorably impact our working capital situation.  If there is any short fall in working capital we will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.  Modifications to our business plans may require additional capital for us to operate.  For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital.  Failure to raise capital may result in lower revenues and market share for us.  In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. On April 24, 2009, Phuture World, Inc. filed a complaint in the case captioned Phuture World, Inc. v. Information Systems Associates, Inc. and Joseph Coschera, Case No. 562009 CA 3086, 19th Judicial Circuit in and for St. Lucie County Florida.  Phuture World alleges that the Company and its President breached the terms of a certain software development contract, and it seeks damages in excess of $15,000.  The Company terminated the software contract at issue in the case prior to the filing of the case, and it no longer uses the services of Phuture World.  The Company is contesting this lawsuit and believes that it has defenses to the claims made by Phuture World and that the allegations made against the President, who acted at all time on the Company's behalf in dealing with the plaintiff, are frivolous.  The Company intends to vigorously defend itself and believes that it has damage claims of its own that it intends to pursue against Phuture World for Phuture World's failure to provide the software required under the contract between Phuture World and the Company.  The Company believes that the outcome of this lawsuit will not have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2008 Annual Report on Form 10-K.  There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          Reports on Form 8-K filed

(1)	On April 21, 2009, we filed a current report on Form 8-K to announce a Consulting Agreement with Rubicon Software Group, plc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Information Systems Associates, Inc.
Date: May 10, 2009	By:	/s/ Joseph P. Coschera
Joseph P. Coschera President