Form 10-Q
period 2009-06-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2009-08-14
CIK 1396536

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of June 30, 2009:     16,709,834

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

INFORMATION SYSTEMS ASSOCIATES, INC.

INFORMATION SYSTEMS ASSOCIATES, INC. BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$22,537	$204,768
Accounts receivable	63,740	94,121
Prepaid consulting	114,750	518,438

Total Current Assets	201,027	817,327

Property and Equipment (net)	156,016	21,168

Other Assets
Investments, at cost	73,958	-

TOTAL ASSETS	$431,001	$838,495

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$11,340	$10,326
Accrued expenses	16,994	18,396
Accrued payroll taxes	5,174	3,003
Sales tax payable	2,519	-
Other liabilities	700	600
Deferred revenue	500	1,500

Total Current Liabilities	37,227	33,825

Stockholders' Equity
Common stock-$.001 par value, 50,000,000 shares
authorized, 16,709,834 and 16,309,834
issued and outstanding for 2009 and 2008
respectively	16,710	16,310
Additional paid in capital	1,687,269	1,587,669
Retained (deficit)	(1,310,205)	(799,309)

Total Stockholders' Equity	393,774	804,670

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$431,001	$838,495

The accompanying notes are an integral part of these financial statements.

 INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

For the Three Months Ended

For the Six Months Ended

June 30,

June 30,

2009

2008

2009

2008

Revenue

$
136,248

$
473,023

$
335,332

$
729,288

Cost of Sales

33,520

26,524

35,045

26,524

Gross Profit

102,728

446,499

300,287

702,764

Operating Expenses

Administrative and general

58,842

155,730

119,036

248,172

Payroll and payroll taxes

51,344

42,196

102,771

77,819

Professional

297,013

228,828

590,201

350,030

Total Operating Expenses

407,199

426,754

812,008

676,021

(Loss) Income Before Other Income

and (Expense)

(304,471
)

19,745

(511,721
)

26,743

Other Income (Expense)

Interest Income

14

-

825

-

Consulting fees

-

(2,500
)

-

(4,298
)

Total other income (expense)

14

(2,500
)

825

(4,298
)

(Loss) Income Before

Income Taxes

(304,457
)

17,245

(510,896
)

22,445

Provision for Income Taxes

-

3,390

-

4,415

Net (Loss) Income

(304,457
)

13,855

(510,896
)

18,030

Other Comprehensive Income

Unrealized gain on securities:

Arising during the year

13,842

-

13,842

-

Reclassification to net income

-

-

-

-

Total other comprehensive income

13,842

-

13,842

-

Comprehensive Income

$
(290,615
)

$
13,855

$
(497,054
)

$
18,030

Basic and Fully Diluted Earnings (Loss) per Share:

Basic and diluted

(0.02
)

0.00

(0.03
)

0.00

Weighted average common shares

outstanding

$
16,443,167

$
11,403,834

$
16,443,167

$
11,403,834

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC. STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2009	2008
Cash Flows from Operating Activities
Net (Loss) Income	$(510,896)	$18,030
Adjustments to reconcile net (loss) income to
net cash provided from operating activities:
Depreciation and amortization	2,268	21,632
Cumulative change in deferred income tax	-	4,415
Common stock for services	403,688	-

(Increase) decrease in:
Accounts receivable	30,381	13,884
Prepaid consulting	-	1,798
Increase (decrease) in:
Accounts payable	1,014	(31,979)
Accrued expenses	(1,402)	-
Sales tax payable	2,519	-
Accrued payroll taxes	2,171	4,489
Other liabilities	100	600
Deferred revenue	(1,000)	-

Net Cash (Used in) Operating
Activities	(71,157)	32,869

Cash Flows from Investing Activities
Computer software development costs	(128,389)	-
Software license agreement - payments received	-	67,708
Software license agreement - marketing costs	-	(18,041)
Purchase of property and equipment	(8,727)	(9,497)
Purchase of investment	(73,958)	-

Net Cash (Used In) Provided by
Investing Activities	(211,074)	40,170

Cash Flows from Financing Activities
Proceeds from note payable - line of credit	-	29,494
Payments made on note payable - line of credit	-	(7,000)
Proceeds from issuance of stock	100,000	-

Net Cash Provided by
Financing Activities	100,000	22,494

Net Change in Cash and Cash
Equivalents	(182,231)	95,533

Cash and Cash Equivalents at
Beginning of period	204,768	13,326

End of Period	$22,537	$108,859

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

Comprehensive Income

Comprehensive income is the total of (1) net income (loss) plus (2) all other changes in the net assets arising from non-owner sources, which are referred to as comprehensive income.  The Company has presented a statement of income which includes other comprehensive income.

NOTE 2 – CASH AND CASH EQUIVALENT

At times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits. At June 30, 2009 and 2008, the amounts on deposit at institutions were:
June 30, 2009 December 31, 2008

Wachovia Bank (FDIC insured to $250, 000
and $100,000 for 2009 and 2008, respectively) $ 22,537	$204,768

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 3 – PROPERTY AND EQUIPMENT
	June 30, 2009	December 31, 2008
Computer software (developed)
Computer software (purchased)	$161,003.00	$32,614.00
Web site development	590	590
Furniture, fixtures, and equipment	5,016	-
Less accumulated depreciation and amortization	26,804	23,093
	193,413	56,297
Less accumulated depreciation and amortization	-37,397	-35,129
	156,016	21,168
Depreciation and amortization
expense – for period ending June 30,	2,268	21,632

NOTE 4 - COMPUTER SOFTWARE DEVELOPED

In 2009, the Company began development of an updated version of the “On Site Physical Inventory” (OSPI) product.  During the year ended December 31, 2007, the Company completed the development of the initial version of, “On Site Physical Inventory” (OSPI).  The OSPI software was developed to be used by the Company for collecting data for information technology assets installed in data centers.

After implementing the use of the OSPI software, the Company decided to market the software and entered into a software license agreement with Aperture Technologies, Inc.

The Company has capitalized the cost of the OSPI software using Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” as follows:

	June 30, 2009	December 31, 2008

Development costs	$266,789	$138,400
Software license agreement – payments received	(135,257)	(135,257)
Software license agreement – marketing costs	29,471	29,471
	161,003	32,614
Less: accumulated depreciation and amortization	(29,471)	(29,471)
	$131,532	$3,143

NOTE 5 – INVESTMENT

On April 17, 2009, the Company entered into a strategic alliance agreement with Rubicon Software Group, lpc (a company registered under the laws of England and Wales). The Company will be Rubicon’s exclusive agent in the United States for reselling Rubicon’s software and services. In return, Rubicon will be a software development partner and provide consulting services to the Company.

The Company has agreed to purchase 2,500,000 ordinary shares for a subscription price of £.02 (two pence) a share. The total cost of the subscription was £50,000 or $73,958 USD. Within ninety days of the subscription date, the Company can purchase an additional 2,500,000 shares at the same subscription price in British pounds.

Also, the Company has the ability, over the next three years, of subscribing to a maximum 5,000,000 warrant shares. Each warranted share will be at a subscription price of £.05 (five pence) per share and will be issued in offerings of 100,000 shares.  The number of subscripted shares will be based on gross revenue received by Rubicon Software Group, lpc.

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of taxes as a component of other comprehensive income.

Available –for-sale securities were as follows:
	June 30, 2009			December 31, 2008
	Cost	Market	Unrealized Gain / (Loss)	Cost	Market	Unrealized Gain / (Loss)
Type of securities:
Common stock	$73,968	$87,800	$13,842	$-	$-	$-

Total	$73,968	$87,800	$13,842	$-	$-	$-

NOTE 6 – FAIR VALUE MEASUREMENTS

In 2009, the Company implemented SFAS 157, “Fair Value Measurements”, relative to its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually.

In determining the fair value of investments held by the Company, the Level 1 valuation technique of “Quoted Market Price in Active Market” was implemented as the Company was able to obtain a quote from the London Stock Exchange as of June 30, 2009.

As of June 30, 2009 the Company’s investments that are carried at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available –for-sale securities	$87,800	$87,800	$-	$-

NOTE 7 – NET (LOSS) PER SHARE

Basic earnings per share (EPS) are computed by dividing net (loss) by the weighted average number of common shares outstanding.  The dilutive EPS adds the dilutive effect of stock options and other stock equivalents.  During the six months ended June 30, 2009, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

NOTE 8 – INCOME TAXE

	2009	2008
Provision for income tax (credit) consists of:
Current accrual	$-	$-
Cumulative change in deferred income tax	-	4,415
	$-	$4,415

Income tax receivable consists of the following:
Federal claim for refund	$-	$637

The Company has the following net operating
  loss carryovers for income tax purposes:

Expiring 2025                                                                                $        204
Expiring 2026                                                                                     82,899
Expiring 2027                                                                                   131,828
Expiring 2028                                                                                   236,311
                                                                                                                                $451,242

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended June 30, 2009 and 2008 are summarized as follows:

	2009	2008
Cash paid during the periods for interest and income taxes:
Income taxes
Interest	$-	$-
	$-	$493

Non-Cash Investing Activities:
Balance of consulting services for contributed capital	$518,438	$-
Consulting services prepaid for future months	(114,750)	-

Non-cash expense of consulting services for contributed capital	$403,688	$-

NOTE 10 – OPERATING LEASE

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

NOTE 11 – NOTE PAYABLE

The Company has a line of credit with Wachovia Bank N.A.  The line of credit provides for borrowings up to $40,000.  The balance as of June 30, 2009 and 2008 was $0 and $31,524, respectively.  The interest rate is the Prime Rate plus 3%.  The President of the Company is a personal guaranty on the line of credit.

NOTE 12 – COMMON STOCK

In 2008, the Company entered into an agreement with Derek J. Leach (“Leach”) to purchase common stock.  Under terms of the agreement, the Company will issue 2,000,000 shares at .25 per share for total proceeds of $500,000 over a period of five months.  The Company has waived the five month period.  To date, the purchases of stock are as follows:

Date	# of Shares	Amount

7/15/08	400,000	$100,000
12/31/08	600,000	$150,000
4/22/09	400,000	$100,000
	1,400,000	$350,000

NOTE 11 – SHARE BASED PAYMENTS FOR SERVICES

On July 31, 2008, the Company formalized an agreement in place since January 1, 2008, to receive a variety of consultant services for 500,000 shares of the Company’s common stock.  The stock was valued at a prevailing market rate of $.25 per share.  The agreement was concluded on September 1, 2008 and stock was issued.

On September 12, 2008, the Company entered into agreements with three companies to receive a variety of consulting services.  Each agreement has a term of one year starting   August 1, 2008 and remuneration will be $250,000 per annum.  Each subsequent year, the annual rate will increase $12,500 while the agreement is in effect.  The Company has the option of paying the consultants in cash or common stock.  The Company has decided to issue 1,000,000 shares of stock to the consulting firms as payment for services.  The value of stock will be at $.25 per share.  A pro-rata portion of this agreement of $125,000 has been expensed for the six months ended June 30, 2009.

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

On September 8, 2008, the Company entered into an agreement to receive consulting services.  The consultants will provide 400 hours of service for 100,000 shares of common stock.  All services will be accounted for at a rate of $250 an hour.  23.5 hours at a cost of $5,875 were recorded as expense for the three months ended June 30, 2009.  114.75 hours at a cost of $28,688 were recorded as expense for the six months ended June 30, 2009.

NOTE 12 – MAJOR CUSTOMERS

Two major customers accounted for $321,718 and $602,726 of revenue for the six months ended June 30, 2009 and 2008, respectively.  These amounts represent 96% and 83% of the Company’s revenue for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009 and 2008, these customers accounted for 80% and 84% of accounts receivable, respectively.

July 23, 2009

Information Systems Associates, Inc.
1151 SW 30th Street
Suite E
Palm City, FL 34990

We have compiled the accompanying balance sheet of INFORMATION SYSTEM ASSOCIATES, INC. as of June 30, 2009, and the related statements of income, stockholders’ equity and cash flows for the three and six months then ended June 30, 2009 and 2008 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.  We have not audited or reviewed the accompanying financial statements, and accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended December 31, 2008 were audited by Lake  &  Associates CPA’s LLC and they expressed an unqualified opinion on them in their report dated March 9, 2009.

We are not independent with regard to Information Systems Associates, Inc.

RUDNEY SOLOMON COHEN & FELZER PC
Certified Public Accountants

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

On April 17, 2009, we entered into a strategic alliance and became an investor with Rubicon Software Group, plc.  This agreement will create an opening into the European market as well as provide cost effective software development.

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

Aperture VISTA provides IT Management with the key information and intelligence to reduce operational risk and improve efficiency in the data center.

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

Rubicon Software Group

Rubicon Software works closely with organizations to develop customized software solutions.

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

We will soon be offering version 2 of ON SITE PHYSICAL INVENTORYTM.

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

Our strategic alliance agreement with Rubicon will create an opportunity to begin marketing, initially in the United Kingdom through current Rubicon clients and then eventually throughout Europe.

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

The strategic alliance agreement with Rubicon has allowed for the rewrite of ON SITE PHYSICAL INVENTORYTM, version 2, on budget and within the prescribed time frame. This relationship will also provide more favorable pricing for future software development.  In the third quarter of 2009, we began BETA testing ON SITE PHYSICAL INVENTORYTM, version 2.

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

To become more competitive, we will need to make investments in new product development and improve our market visibility and financial situation.  A prime example of this investment is ON SITE PHYSICAL INVENTORYTM, version 2 which will provide a cost efficient solution.

Although we offer a broad range of asset network and facilities management solutions as Value Added Resellers, we face significant competition in each of the component product areas from the following companies:

  Enterprise asset management - related solutions - Visual Network Design, Inc., ShowRack, Nlyte, Visto
  Facilities Managements - related solutions - Archibus
In addition, we face competition from organizations that use in-house developers to develop solutions for certain elements of the asset management.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement:  availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending June 30, 2009.

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

Revenues

Gross revenues were $136,248 and $335,332 for the three and six months ended June 30, 2009, respectively, compare to gross revenues were $473,023 and $729,288 for the three and six months ended June 30, 2008.  The decrease is primarily due to the economy.  In the current economic environment, current clients are finding it difficult to maintain previous levels of business.  Also, in order to attract new clients in 2009, the Company has had to reduce the data discovery rates by 15 percent.  Management feels this is a trend that will need to be continued through 2009.  Finally, a project to begin with a new client in 2009 has been delayed as the client’s security team continues its validation process.

Our strategic alliance agreement with Rubicon in the long-term should create new revenue streams by giving us access to the European market and allowing the timely offering of ON SITE PHYSICAL INVENTORYTM, version 2.

Income / Loss

We had a net loss of $304,457 and $510,896 from operations for the three and six months ended June 30, 2009, respectively, compared to net income of $13,855 and $18,030 from operations for the three and six months ended June 30, 2008.   There are two major reasons for the loss in the quarter. First the Company saw a continued decrease in revenue from the first quarter of 2009. Secondly, ISA entered into several consulting agreements that had an immediate impact on activity for the quarter by increasing operating expenses.  We expect long term benefits for these expenditures.  There can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Expenses

Operating expenses for the three and six months ended June 30, 2009 were $407,199 and $812,008, respectively, compared to the operating expenses of $426,754 and $676,021 for the same period ended June 30, 2008, respectively.  The high operating expenses during 2009 were due primarily to professional expenses, which were $590,201 and $350,030 for the six months ended June 30, 2009 and 2008 respectively.

Income Taxes

There was no income tax benefit or expense recorded for the three and six months ended June 30, 2009.  There was an income tax expense of $3,390 and $4,415 recorded for the three and six months ended June 30, 2008.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the six months ended June 30, 2009 and 2008.  We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $71,157 during the six months ended June 30, 2009, compared to cash flows of $32,869 provided by operations during the same period ended June 30, 2009.  Cash flows used in operations during the six months ended June 30, 2009 were primarily attributable to a net loss of $510,896 and partially offset by the increase in accounts receivable of $30,381 and the issuance of stock for services of $403,688.  Cash flows used in operations in 2008 were primarily attributable to net income of $18,030, and the decrease in accounts receivable by $13,884.

Cash flows used in investing activities were $211,074 during the six months ended June 30, 2009, compared to cash flows of $15,595 provided by investing activities for the same period ended June30, 2008. Cash flows used in investing activities in 2009 were attributable to $128,389 in costs incurred for software development (OSPI, v2) and web page design and $73,958 used in the purchase of common stock in Rubicon Software Group, plc.   Cash flows provided by investing activities in 2008 were attributable to payments received on a software license agreement, offset by the marketing cost of software licenses agreement and purchase of property and equipment.

Cash flows provided for from financing activities were $100,000 for six months ended June 30, 2008 and attributed to the issuance of common stock.  Cash flows provided for from financing activities for six months ended June 30, 2008 are attributable to borrowing from the line of credit.

We had cash on hand of $22,537 and net working capital of $163,800 as of June 30, 2009.  Currently, we have enough cash to fund our operations for the next year.  This is based on current cash flows from financing activities and projected revenues.  Although it is possible, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  We have the ability to pay three consulting agreements with capital.  This has favorably impact our working capital situation.  If there is any short fall in working capital we will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.  Modifications to our business plans may require additional capital for us to operate.  For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital.  Failure to raise capital may result in lower revenues and market share for us.  In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Information Systems Associates, Inc.
Date: August 13, 2009	By:	/s/ Joseph P. Coschera
Joseph P. Coschera President