Form 10-Q/A
period 2009-06-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2009-09-09
CIK 1396536

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

INFORMATION SYSTEMS ASSOCIATES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Information Systems Associates, Inc.

We have reviewed the accompanying balance sheet of Information System Associates, Inc. as of June 30, 2009, and the related statements of income for the three-month and six-month periods ended June 30, 2009 and June 30, 2008, and cash flows for the six-month periods ended June 30, 2009 and June 30, 2008. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Information Systems Associates, Inc. as of December 31, 2008, and the related statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Boca Raton, Florida

September 9, 2009

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

Information Systems Associates, Inc.
Date: September 9, 2009	By:	/s/ Joseph P. Coschera
Joseph P. Coschera President