Form 10-Q
period 2009-09-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2009-11-13
CIK 1396536

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of September 30, 2009:     17,966,084

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

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$54,240	$204,768
Accounts receivable	141,756	94,121
Prepaid consulting	263,750	518,438
Prepaid expenses	9,921	-

Total Current Assets	469,667	817,327

Property and Equipment (net)	154,978	21,168

Other Assets
Investments, at cost	73,958	-

TOTAL ASSETS	$698,603	$838,495

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$19,793	$10,326
Accrued expenses	12,290	21,399
Notes payable	5,242	-
Other liabilities	700	600
Deferred revenue	-	1,500

Total Current Liabilities	38,025	33,825

Stockholders' Equity
Common stock-$.001 par value, 50,000,000 shares
authorized, 17,966,084 and 16,309,834
issued and outstanding for 2009 and 2008
respectively	17,966	16,310
Additional paid in capital	2,098,513	1,587,669
Retained (deficit)	(1,455,901)	(799,309)

Total Stockholders' Equity	660,578	804,670

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$698,603	$838,495

The accompanying notes are an integral part of these unaudited financial statements.

INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF OPERATION
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$271,533	$333,210	$606,865	$1,062,499

Cost of Sales	625	7,413	35,670	33,938

Gross Profit	270,908	325,797	571,195	1,028,561

Operating Expenses
Administrative and general	88,615	231,937	206,942	470,910
Payroll and payroll taxes	52,790	44,544	156,269	122,363
Professional	275,201	367,817	865,403	727,087
Total Operating Expenses	416,606	644,298	1,228,614	1,320,360

(Loss) Before Other Income
and (Expense)	(145,698)	(318,501)	(657,419)	(291,799)

Other Income (Expense)
Interest income	2	-	827	-
Consulting fees	-	(4,942)	-	(9,239)
Total other income (expense)	2	(4,942)	827	(9,239)

(Loss) Income Before
Income Taxes	(145,696)	(323,443)	(656,592)	(301,038)

Provision for Income Taxes	-	(4,415)	-	-

Net (Loss)	(145,696)	(319,028)	(656,592)	(301,038)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on securities:
Arising during the year	(12,600)	-	1,242	-
Reclassification to net income	-	-	-	-

Total other comprehensive income	(12,600)	-	1,242	-

Comprehensive Income (Loss)	$(158,296)	$(319,028)	$(655,350)	$(301,038)

Basic and Fully Diluted Earnings (Loss) per Share:
Basic and diluted	(0.01)	(0.03)	(0.04)	(0.03)
Weighted average common shares
outstanding	16,811,222	12,570,501	17,594,001	11,792,724

The accompanying notes are an integral part of these unaudited financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC. STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2009	2008
Cash Flows from Operating Activities
Net (Loss)	$(656,592)	$(301,038)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	3,728	36,584
Common stock for services	517,188	250,500

(Increase) decrease in:
Accounts receivable	(47,635)	(137,100)
Prepaid consulting	-	1,798
Prepaid expenses	(9,921)	-
Deposits	-	1,500
Increase (decrease) in:
Accounts payable	9,467	13,863
Accrued expenses	(9,109)	1,825
Other liabilities	100	600
Deferred revenue	(1,500)	-

Net Cash (Used in) Operating
Activities	(194,274)	(131,468)

Cash Flows from Investing Activities
Computer software development costs	(128,389)	(18,041)
Software license agreement - payments received	-	106,010
Purchase of property and equipment	(9,149)	(9,498)
Purchase of investment	(73,958)	-

Net Cash (Used In) Provided by
Investing Activities	(211,496)	78,471

Cash Flows from Financing Activities
Proceeds from issuance of stock	250,000	100,000
Borrowings from note payable	9,615	-
Payments made on note payable	(4,373)	-
Payments made on line of credit	-	(9,030)

Net Cash Provided by
Financing Activities	255,242	90,970

Net Change in Cash and Cash
Equivalents	(150,528)	37,973

Cash and Cash Equivalents at
Beginning of period	204,768	13,326

End of Period	$54,240	$51,299

The accompanying notes are an integral part of these unaudited financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

					Additional
	Common Stock		Preferred Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, January 1,	16,309,834	$16,310	-	$-	$1,587,669	$(799,309)

Proceeds from issuance of stock - for cash	1,000,000	1,000	-	-	249,000	-

Proceeds from issuance of stock - for services	656,250	656			261,844	-

Net (loss)	-	-	-	-	-	(656,592)

Balance, September 30,	17,966,084	$17,966	-	$-	$2,098,513	$(1,455,901)

The accompanying notes are an integral part of these unaudited financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

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

Recent Accounting Literature

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Noncontrolling Interests (continued)

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

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

NOTE 2 – CASH AND CASH EQUIVALENT

At times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits. At September 30, 2009 and December 31, 2008, the amounts on deposit at institutions were:

September 30, 2009 December 31, 2008

Wachovia Bank (FDIC insured to $250, 000
and $100,000 for 2009 and 2008, respectively) $ 54,240	$204,768

NOTE 3- PROPERTY AND EQUIPMENT
	September 30, 2009	December 31, 2008

Computer software (developed)	$161,003	$32,614
Computer software (purchased)	590	590
Web site development	5,016	-
Furniture, fixtures, and equipment	27,225	23,093
	193,834	56,297
Less: accumulated depreciation and amortization	(38,856)	(35,129)

	$154,978	$21,168

Depreciation and amortization expense for the nine months ended September 30, 2009 and 2008 was $3,728 and $36,584, respectively.

NOTE 4 – COMPUTER SOFTWARE DEVELOPED

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

The Company has capitalized the cost of the OSPI software using FASB Accounting Standards Codifications 350-40 “Internal Use Software” (formerly Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”) as follows:

	September 30, 2009	December 31, 2008

Development costs	$266,789	$138,400
Software license agreement- payments received	(135,257)	(135,257)
Software license agreement- marketing costs	29,471	29,471
	161,003	32,614
Less: accumulated depreciation and amortization	(29,471)	(29,471)
	$131,532	$3,143

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

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 5 – INVESTMENT (continued)

The Company has agreed to purchase 2,500,000 ordinary shares for a subscription price of $.02 (two pence) a share. The total cost of the subscription was $50,000 or $73,958, USD. Within ninety days of the subscription date, the Company could purchase an additional 2,500,000 shares at the same subscription price in British pounds.  The ninety day period has lapsed with the Company not purchasing any additional shares.

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

Available –for-sale securities were as follows:
	September, 30 2009			December 31, 2008
	Cost	Market	Unrealized Gain (loss)	Cost	Market	Unrealized Gain (loss)
Type of securities:
Common stock	$73,968	$75,210	$1,242	$-	$-	$-
Total	$73,968	$75,210	$1,242	$-	$-	$-

NOTE 6 – FAIR VALUE MEASUREMENTS

In 2009, the Company implemented FASB Accounting Standards Codification 850 “Fair Value Measurements and Disclosures” (formerly SFAS 157, “Fair Value Measurements”), relative to its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually.

In determining the fair value of investments held by the Company, the Level 1 valuation technique of “Quoted Market Price in Active Market” was implemented as the Company was able to obtain a quote from the London Stock Exchange as of September 30, 2009.

As of September 30, 2009 the Company’s investments that are carried at fair value on a recurring basis include the following:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available –for-sale securities	$75,210	$75,210	$-	$-

NOTE 7 – NET (LOSS) PER SHARE

Basic earnings per share (EPS) are computed by dividing net (loss) by the weighted average number of common shares outstanding.  The dilutive EPS adds the dilutive effect of stock options and other stock equivalents.  During the nine months ended September 30, 2009, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

NOTE 8 – INCOME TAXES

	2009	2008
Provision for income tax (credit) consists of:
Current accrual	$-	$-
Cumulative change in deferred income tax	$-	4,415
	$-	$4,415

Income tax receivable consists of the following:
Federal claim for refund	$-	$637

The Company has the following net operating
  loss carryovers for income tax purposes:

Expiring 2025                                                          $       204
Expiring 2026                                                              82,899
Expiring 2027                                                            131,828
Expiring 2028                                                            236,311
                                                                                                         $451,242

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended September 30, 2009 and 2008 are summarized as follows:	2009	2008

Cash paid during the periods for interest and
Income taxes:
Income taxes	$-	$-
Interest	$-	$1,343

Non-Cash Investing Activities:
Balance of consulting services for
contributed capital	$518,438	$-
Additional consulting services for
contributed capital	262,500	975,000
Consulting services prepaid for future months	(263,750)	(724,500)
Non-cash expense of consulting services for contributed capital	$517,188	$250,500

NOTE 10 – OPERATING LEASE

The Company leases it Palm City, Florida facility.  The lease requires monthly payments of $1,400.  The lease commenced on June 1, 2007 and expired on May 31, 2008.  This lease was renewed for an additional year, concluding May 31, 2009.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 10 – OPERATING LEASE (continued)

On March 2, 2009 the lease was renewed for $1,200 per month.  The Company holds an additional option to renew the lease “at the market price.” This renewed lease goes into effect June 1, 2009.  The rent expense as of September 30, 2009 and 2008 was $12,780 and $13,952, respectively.

NOTE 11 – LINE OF CREDIT

The Company has a line of credit with Wachovia Bank N.A.  The line of credit provides for borrowings up to $40,000.  The balance as of September 30, 2009 and 2008 was $0.  The interest rate is the Prime Rate plus 3%.  The President of the Company is a personal guarantor on the line of credit.

NOTE 12 – NOTE PAYABLE

The Company has incurred short term financing for the purchase of insurance.  The note was for $9,735.  The interest rate on the debt is 4.959% and will be repaid May 31, 2010. The outstanding balance as of September 30, 2009 is $ 5,242.

NOTE 13 – COMMON STOCK

In 2008, the Company entered into an agreement with Derek J. Leach (“Leach”) to purchase common stock.  Under terms of the agreement, the Company will issue 2,000,000 shares at $0.25 per share for total proceeds of $500,000 over a period of five months.  The Company had waived the five month period.  The purchases of stock are as follows:

Date	# of Shares	Amount

7/15/08	400,000	$100,000
12/31/08	600,000	$150,000
4/22/09	400,000	$100,000
07/23/09	600,000	$150,000
	2,000,000	$500,000

NOTE 14 – SHARE BASED PAYMENTS FOR SERVICES

On July 31, 2008, the Company formalized an agreement in place since January 1, 2008, to receive a variety of consultant services for 500,000 shares of the Company’s common stock.  The stock was valued at a prevailing market rate of $0.25 per share.  The agreement was concluded on September 1, 2008 and stock was issued.

On September 12, 2008, the Company entered into agreements with three companies to receive a variety of consulting services.  Each agreement has a term of one year starting   August 1, 2008 and remuneration will be $250,000 per annum.  Each subsequent year, the annual rate will increase $12,500 while the agreement is in effect.  The Company has the option of paying the consultants in cash or common stock.  The Company has decided to issue 1,000,000 shares of stock to the consulting firms as payment for services.  The value of stock will be at $0.25 per share.  A pro-rata portion of this agreement of $481,250 and $125,000 has been expensed for the nine months ended September 30, 2009 and 2008, respectively.

All three consultants were issued a series of options as follows:

1,000,000 share option to acquire shares at $1.00 per share
1,000,000 share option to acquire shares at $2.00 per share
1,000,000 share option to acquire shares at $3.00 per share
1,000,000 share option to acquire shares at $4.00 per share
1,000,000 share option to acquire shares at $5.00 per share

To determine the valuation of the options, FASB Accounting Standards Codification 718, “Compensation – Stock Compensation” (formerly FASB 123(R)) requires a valuation technique to estimate the fair value of the options issued.  The Black-Sholes Model incorporates the various characteristics for proper valuation.  As of September 30, 2008, the valuation of the options was determined to be $0.

Following is a summary of the status of options outstanding as of September 30, 2009 and 2008 respectively:

	For the Nine Months Ended September 30, 2009		For the Nine Months Ended September 30, 2008

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	15,000,000	$3.00	-	$-

Granted	-	-	15,000,000	3.00

Exercised	-	-	-	-

Forfeited	-	-	-	-

Expired	-	-	-	-

Outstanding at end of period	15,000,000	$3.00	15,000,000	$3.00

Exercisable at end of period	15,000,000	$3.00	15,000,000	$3.00

Outstanding
Weighted average remaining contractual term		2.00		3.00
Aggregated intrinisic value		-		-
Weighted average grant date fair value		-		-

Exercisable
Weighted average remaining contractual term		2.00		3.00
Aggregated intrinisic value		-		-

On July 7, 2009 a  notice of non renewal was forwarded to two of three companies, but one remaining company will continue providing services starting August 1, 2009 at an agreed to rate of $262,500.

On September 8, 2008, the Company entered into an agreement to receive consulting services.  The consultants will provide 400 hours of service for 100,000 shares of common stock.  All services will be accounted for at a rate of $250 an hour.  29.0 hours at a cost of $7,250 were recorded as expense for the three months ended September 30, 2009.  143.75 and 2 hours at a cost of $35,938 and $500 were recorded as expense for the nine months ended September 30, 2009 and 2008.

NOTE 15 – MAJOR CUSTOMERS

Two major customers accounted for $565,584 and $602,726 of revenue for the nine months ended September 30, 2009 and 2008, respectively.  These amounts represent 91% and 83% of the Company’s revenue for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009 and 2008, these customers accounted for 66% and 84% of accounts receivable, respectively.

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

In 1995, we became a Business Partner (a/k/a Value Added Reseller) with Aperture Technologies, Inc. of Stamford, CT.  (It should be noted that the term “Business Partner” is somewhat misleading because in reality we are simply a subcontractor for Aperture).  At that time, Aperture’s Network Management tools (“System”), was one of the leading solutions in it field.  For more than 10 years, Aperture Technologies, Inc. has provided enterprise asset management solutions to customers in the United States, Europe and Asia and Pacific Rim.  During this same timeframe, we have offered Aperture’s enterprise asset management solutions to customers and prospects in North America.

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

The need for a better way to capture corporate asset information became evident to ISA’s management team.  After reviewing the methods and technology in use at that time (1st Quarter 2006) for the purpose of data collection, it was decided within ISA to define a data collection process and subsequently to design and build a software solution capable of delivering quality data (output) through the use of programming techniques that incorporated many of the much needed features and capabilities, especially real time data validation.  The result was that by year end of 2007 OSPI™ (ON SITE PHYSICAL INVENTORYTM ) was available for resale.
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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue in accordance with FASB Accounting Standards Codification 605-25, “Revenue Recognition” (formerly SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”).

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement:  availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending September 30, 2009.

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

Software Development Costs

We account for costs incurred to develop computer software for internal use in accordance with FASB Accounting Standards Codifications 350-40 “Internal Use Software” (formerly Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”) As required FASB ASC 350-40, we capitalize the costs incurred during the application development state, which include costs to design the software configuration and interfaces, coding, installation, and testing.  Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred.  Capitalized development costs are amortized over a period of three years.  Costs incurred to maintain existing product offerings are expensed as incurred.  The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

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

Revenues

Gross revenues were $271,533 and $606,865 for the three and nine months ended September 30, 2009, respectively, compared to gross revenues of $333,210 and $1,062,499, respectively, for the three and nine months ended September 30, 2008.  The decrease is primarily due to the economy.  In the current economic environment, current clients are finding it difficult to maintain previous levels of business.  Also, in order to attract new clients in 2009, the Company has had to reduce the amounts it charges for data discovery by 15 percent.  Management feels this is a trend that will continue through 2009.  Finally, a project with a new client, originally set to begin in 2009, has been delayed as the client’s security team continues its validation process.

Our strategic alliance agreement with Rubicon in the long-term should create new revenue streams by giving us access to the European market and allowing the timely offering of ON SITE PHYSICAL INVENTORYTM, version 2.

Income / Loss

We had net losses of $145,696 and $656,592 for the three and nine months ended September 30, 2009, respectively, compared to net losses of $319,028 and $301,038, respectively, for the three and nine months ended September 30, 2008.  The reduction in the net loss for the three months ended September 30, 2009 was the result of the Company reducing administrative and general expenses by $143,322 and reducing professional fees by $92,616.  These reductions were partially offset the decline in revenues.  The increase in the net loss for the nine months ended September 30, 2009 was primarily the result of a decline in revenues of $455,634 and an increase in professional fees of $138,316, which resulted from our entering into several consulting agreements in September 2008.  We expect long term benefits from these agreements.  There can be no assurance that we will achieve or maintain profitability or that we can achieve and sustain revenue growth in the future.

Expenses

Operating expenses for the three and nine months ended September 30, 2009 were $416,606 and $1,228,614, respectively, compared to the operating expenses of $644,298 and $1,320,360, respectively, for the same period ended September 30, 2008, Operating expenses for the three months ended September 30, 2009 decreased $227,692 as a result of decreases in administrative and general expenses of $143,322 and professional fees of $92,616.  Operating expenses for the nine months ended September 30, 2009 decreased as a result of a decrease in administrative and general expenses of $263,968 which were partially offset by increases in payroll and payroll taxes and professional fees of $33,906 and $138,316, respectively.

Income Taxes

There was no income tax benefit or expense recorded for the three and nine months ended September 30, 2009.  There was an income tax benefit of $4,415 and $0 recorded for the three and nine months ended September 30, 2008.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the nine months ended September 30, 2009 and 2008.  We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $194,274 during the nine months ended September 30, 2009, compared to cash flows of $131,468 used in operations during the same period ended September 30, 2008.  Cash flows used in operations during the nine months ended September 30, 2009 were primarily attributable to a net loss of $656,592 and partially offset by the issuance of stock for services of $517,188.  Cash flows used in operations during the nine months ended September 30, 2008 were primarily attributable to a net loss of $301,038 the increase in accounts receivable by $137,100 and partially offset by the issuance of stock for services of $250,500.

Cash flows used in investing activities were $211,496 during the nine months ended September 30, 2009, compared to cash flows of $78,471 provided by investing activities for the same period ended September 30, 2008. Cash flows used in investing activities in 2009 were attributable to $128,389 in costs incurred for software development (OSPI, v2) and web page design and $73,958 used in the purchase of common stock in Rubicon Software Group, plc.   Cash flows provided by investing activities in 2008 were attributable to $106,010 in payments received on a software license agreement, offset by the marketing cost of software licenses agreement of $18,041, and purchase of property and equipment of $9,497.

Cash flows provided for from financing activities were $255,242 for nine months ended September 30, 2009 and attributed to proceeds from the issuance of common stock and incurring of a note payable.  Cash flows provided for from financing activities for nine months ended September 30, 2008 were $90,970 and was attributable to proceeds from the issuance of common stock less repayment of a line of credit.

We had cash on hand of $54,240 and net working capital of $431,642 as of September 30, 2009.  Currently, we have enough cash to fund our operations for the next year.  This is based on current cash flows from financing activities and projected revenues.  Although it is possible, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  We had the ability to pay three consulting agreements with capital.  This has favorably impacted our working capital situation.  If there is any shortfall in working capital we will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.  Modifications to our business plans may require additional capital for us to operate.  For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital.  Failure to raise capital may result in lower revenues and market share for us.  In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.
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

ITEM 4.  CONTROLS AND PROCEDURES

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Principal Financial Officer (Section 302)

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

   Reports on Form 8-K filed

(1)	On April 21, 2009, we filed a current report on Form 8-K to announce a Consulting Agreement with Rubicon Software Group, plc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Information Systems Associates, Inc.
Date: November 6, 2009	By:	/s/ Joseph P. Coschera
Joseph P. Coschera President and CEO
Information Systems Associates, Inc.
Date: November 6, 2009	By:	/s/ Michael R. Hull
Michael R. Hull Chief Financial Officer