Form 10-K
period 2009-12-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2010-03-29
CIK 1396536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2009
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————
Information Systems Associates, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	333-142429	65-0493217
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1151 SW 30th Street, Suite E, Palm City, Florida 34990
 (Address of Principal Executive Office) (Zip Code)

(772) 403-2992
 (Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None		Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Market Value of approximately            $1,704,000 based on June 30, 2009 closing price of $0.40 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,266,084 as of December 31, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

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

RELATED SERVICES

In connection with our software offerings, we provide the following services to our customers:
Consulting

A significant number of our customers request our advice regarding their business and technical processes, often in conjunction with a scoping exercise conducted both before and after the execution of a contract.  This advice can relate to develop or streamline assorted business processes, such as sourcing or procurement activities, assisting in the development of technical specifications, and recommendations regarding internal workflow activities.

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

Maintenance and Support

We provide regular software upgrades and ongoing support to our customers. On December 1, 2009, we began offering version 2 of ON SITE PHYSICAL INVENTORYTM.

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

We began our relationship with General Electric in 2008 by providing data center audit services.  This was followed by providing data collection services.  In September, 2008 GE purchased one of the first licenses for OSPI and all the related handheld devices and support services.

Revenue for select clients during fiscal year 2009:

Customer	Solutions(s)	Revenue % of Overall
Comcast	Aperture VISTA	3.09%
NCCI	VisionFM	8.62%
Emerson	Aperture VISTA	3.76%

Revenue for select clients acting as a sub-contractor for Aperture during fiscal year 2008:

Customer	Solutions(s)	Revenue % of Overall
Verizon	Aperture VISTA	18.01%
Regions Bank	Aperture VISTA	6.02%
Northern Trust	Aperture VISTA	4.94%
State of Minnesota	Aperture VISTA	4.38%
Rogers Communication	Aperture VISTA	3.83%

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

Our initial software development and technology efforts will be aimed at defining the core functionality elements of our software application (ON SITE PHYSICAL INVENTORYTM), the features and functionality of the follow-up release, the development of new software components, and the integration of superior third party technology into our environment.  Production involves the development of reusable applications to reduce programming time and costs for customer implementations.

The strategic alliance agreement with Rubicon has allowed for the rewrite of ON SITE PHYSICAL INVENTORYTM, version 2, on budget and within the prescribed time frame. This relationship will also provide more favorable pricing for future software development.  ON SITE PHYSICAL INVENTORYTM, version 2 became available December 1, 2009.

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

▪	Enterprise asset management – related solutions – ShowRack, Nlyte, Visio
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

ISA competes for business based on the recommendations of the software vendors for whose product solutions our data collection software is compatible.  At the present time, ON SITE PHYSICAL INVENTORYTM is compatible with two vendor’s solution; VISTA600 by Aperture Technologies, Inc. and RACKWISE DCM by Visual Network Design.  ISA believes that its current pricing structure combined with the extensive number of data validation processes included in its product make it very competitive.  In a recent trade show at which we exhibited in San Francisco, ISA was the only vendor offering a data collection solution.  The vast majority of data collection services in existence are focused on the retail industry.  Of the competitors that we have been able to identify, our research has not produced any information that would lead us to believe that the competitors can provide the same level of quality services that ISA is capable of delivering with its software solution.

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

PLAN OF OPERATION

Our major activity is around the sale of asset management software and services related to the software. We have recently:

·	Received a Copyright for ON SITE PHYSICAL INVENTORYTM
·	Received a Trademark for ON SITE PHYSICAL INVENTORYTM
·	Retained a Patent Attorney, Louis J. Brunoforte, who has conducted a search in both the United States and Trademark Office databases. His opinion is that that our invention defines patentable subject matter. As such, we have retained Mr. Brunoforte and have begun (submitted to his offices) all required documents describing our processes and software.

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

Expand Joint Venture with Visual Network Design, Inc. and Increase Our Customer Base

Working alongside Visual Network Design, Inc., we anticipate an increase in services revenue due largely to the fact that our core service competencies are in alignment with the needs of Visual Network Design, Inc.’s customer base.  We have executed a Technical Services Agreement by which ISA is identified on each services quotation submitted by Visual Network Design, Inc. to its prospective clients.  We are currently in discussions with Visual Network Design, Inc. management to expand our relationship.  ISA is being considered by Visual Network Design, Inc. to be the exclusive provider of data collection services for Visual Network Design’s customers. Visual Network Design Inc. has also indicated its desire to utilize ISA’s technical services to support their software solution (RACKWISE DCM) at their client locations which would include the installation, implementation and training of their clients in the proper use and maintenance of the RACKWISE DCM solution.  With regards to whether or not ISA is identified on services quotations by Visual Network Design, Inc. along with other Value Added Resellers, it’s our understanding that Visual Network Design, Inc. utilizes a specific Value Added Reseller for services required in Europe.  ISA has offered to provide services to Visual Network Design, Inc's customers in Europe but at this time it is understood by ISA that this would only happen when and if Visual Network Design, Inc’s Value Added Reseller servicing Europe was not capable of handling the workload.  ISA has provided Visual Network Design, Inc. with a quotation for data collection services for its overseas customers.

Strengthen our position as an enterprise asset management solution integrator and improve our visibility among target sectors. Information Systems Associates, Inc. has earned the reputation of a capable solution integrator.  While we have expanded our customer base, Information Systems Associates, Inc. is committed to solidifying our position as an enterprise asset management company, particularly among healthcare, public authorities, and financial services sectors.

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

Our Limited Operating History and Lack of Revenues Makes Evaluating Our Business and Prospects Difficult

While our competitors have operated software development companies for a significant period of time, we have only had limited operations and revenues since our inception in May of 1994.  As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we show a loss of $1,009,195, $626,108 and $53,633 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Now that our common stock has become tradable on the Over the Counter Bulletin Board, prospective purchasers will be able to purchase our common stock in the open market.  The Selling Security Holders will be able to sell the shares covered by this prospectus on the open market.  In addition, because our principal stockholder, Joseph Coschera, owns approximately 34% of our common stock he may dispose of a substantial percentage of his stock after a one-year holding period subject to the limitations of Rule 144 under the Securities Act of 1933, as amended. In general, these limitations impose a maximum sale requirement equal to the greater of an amount during the preceding three months of 1% of our outstanding shares or an amount equal to the average weekly reported volume of trading in our common stock on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of a Rule 144 notice.  In addition, there are other requirements imposed by Rule 144, including manner of sale and other requirements.  If substantial amounts of any of these shares are sold either on the open market or pursuant to Rule 144, there may be downward price pressures on our common stock price, causing the market price of our common stock to decrease in value.  In addition, this selling activity could:

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

Currently, our President, CEO and Director, Mr. Joseph P. Coschera owns 34% of the outstanding shares of Information Systems Associates.  Mr. Coschera controls the Board of Directors and therefore controls our business affairs.  In addition, Joseph Coschera, by virtue of his 34% share ownership percentage, will have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders.  In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management.  Accordingly, you will be limited in your ability to affect change in how we conduct our business.

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

ITEM 2.   PROPERTIES

We do not own any real property nor do we have any contracts or options to acquire any real property in the future.  Presently, we are renting an office located at Suite E, 1151 SW 30th Street, Palm City FL 34990.  We occupy 1,208 square feet.  This space is adequate for our present and our planned future operations.  We pay approximately $1,278.00 per month in rent for use of this space.

We also own computer equipment and office furniture for our business.  We own several computers, handhelds, storage drives, and network devices which we use to conduct business.  These devices are used in the development of our software products.  We also own standard office furniture including desks, chairs, and other personal property relating to our industry.  All of this equipment is in good condition.  The net book value of property and equipment is $25,741

ITEM 3.   LEGAL PROCEEEDINGS

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

AGREEMENTS TO REGISTER

Not applicable.

STOCKHOLDERS

As of December 31, 2009 there were 43 stockholders of record of our common stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

The following tables set forth certain operating information in dollars and as a percentage of net sales:

	For the Years Ended December 31,
	2009		2008

	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Revenue	$ 780,244	100.00%	$ 1,225,461	100.00%	$(445,217)
Cost of sales	37,567	4.81%	44,689	3.65%	(7,122)
Gross profit	742,677	95.19%	1,180,772	96.35%	(438,095)
Operating expenses	1,751,433	224.47%	1,769,356	144.38%	(17,923)
Loss before other income (expenses)	(1,008,756)	-129.29%	(588,584)	-48.03%	(420,172)
Other income (expenses), net	(439)	-0.06%	267	0.02%	(706)
Income (loss) before income taxes	(1,009,195)	-129.34%	(588,317)	-48.01%	(420,878)
Provision for income taxes	-	0.00%	37,791	3.08%	(37,791)
Net loss	$ (1,009,195)	-129.34%	$ (626,108)	-51.09%	$ (383,087)

Year ended December 31, 2009 compared to December 31, 2008

Gross revenues were $780,244 and $1,225,461 for the years ended December 31 2009 and 2008, respectively.  The decrease in current period was due primarily to the decreased sale of professional services, maintenance contracts and time and materials arrangements.  We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer.  As part of our ongoing operations to provide services to our customers, incidental expenses, if reimbursable under the terms of the contracts, are billed to customers.  These expenses are recorded as both revenues and direct cost of services.  We expect revenues to increase during 2010 as we implement our business plan.

Gross profit was $742,677 and $1,180,772 for the years ended December 31 2009 and 2008, respectively, while gross margin percentage for the same period was 95.19% and 96.35%.  The primary cost for 2009 was software, while the primary cost for 2008 were handheld units.

Operating expenses for the years December 31, 2009 and 2008 were $1,751,433 and $1,769,356, respectively.  Increases in Payroll and Professional Fees were offset by decreases in Administrative and General Expenses. Two new positions were added to Payroll in 2009

We recognized an income tax expense of $37,791 for the year ended December 31, 2008.

We had a net loss of $1,009,195 and $626,108 from continuing operations for the years ended December 31, 2009 and 2008, respectively.  There are two major reasons for the loss in the year.  ISA entered into several consulting agreements that had an immediate impact on activity for the year by increasing operating expenses.  We expect long term benefits for these expenditures.  Secondly, the Company realized a significant decrease in the sale of professional services.

STATEMENT OF FINANCIAL CONDITION

	As of December 31,
	2009	2008

Available cash	$21,047	$204,768
Total current assets	$254,045	$817,327
Property and equipment, net	$174,288	$21,168
Investments	$60,559	$-
Total assets	$488,892	$838,495
Current liabilities	$113,316	$33,825
Stockholders’ equity	$375,576	$804,670
Total liabilities and stockholders’ equity	$488,892	$838,495

December 31 2009 compared to December 31, 2008

Available cash was $21,047 and $204,768 as of December 31, 2009 and 2008, respectively.  The decrease is primarily due to decreases in sales of professional services in 2009.

Total current assets were $488,892 and $838,495 as of December 31, 2009 and 2008 respectively.  The decrease is primarily due to the recognition of expense from Prepaid Consulting.  The original contracts concluded in 2009.

Property and equipment were $174,288 and $21,168 as of December 31, 2009 and 2008 respectively. The increase is due primarily to the capitalization of software development costs for version 2 of ON SITE PHYSICAL INVENTORYTM

Current liabilities were $113,316 and $33,825 as of December 31, 2009 and 2008 respectively. This amount has increased as the company had several large expenses booked at year end.

IMPACT OF INFLATION

We believe that inflation has had a negligible effect on operations during the years ended December 31, 2009 and 2008.  We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations were $183,645 and $145,204 for the years ended December 31, 2009 and 2008, respectively.  Cash flows used in operations in 2009 were primarily attributable to a net loss of $1,009,195.  This was partially offset by common stock issued for services of $671,438 in prepaid consulting, a decrease in accounts receivable of $59,312 and an increase in accounts payable of 82,626.   Cash flows used in operations in 2008 were primarily attributable to a net loss of $626,108.  There was an increase of $458,360 in prepaid consulting and a decrease in accounts payable of $77,740.

Cash flows provided/ (used) in investing activities were ($173,407) and $95,676 for the years ended December 31, 2009 and 2008, respectively.  Cash flows used in investing activities in 2009 were from the cost of developing software for resale. Cash flows provided by investing activities in 2008 were attributable to payments received for software license agreement, less marketing cost and the purchases of property and equipment.

Cash flows provided by financing activities were $173,331 and $240,970 for the years ended December 31, 2009 and 2008, respectively.  Cash flows provided by financing activities for 2009 were attributable to the sale of stock and additional borrowing. Cash flows provided by financing activities in 2008 were funded from the additional sale of stock.

Overall, we have funded our cash needs from inception through December 31, 2009 and 2008 with a series of debt and equity transactions.

We had cash on hand of $21,047 and a working capital of $140,729 as of December 31, 2009.  If the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.  Our current level of operations would require capital of approximately $300,000 to sustain operations through year 2010.  Modifications to our business plans may require additional capital for us to operate.  For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital.  Failure to raise capital may result in lower revenues and market share for us.  In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

Mr. Coschera is a personal guarantor on a line of credit to provide additional working capital to the Company. As of December 31, 2009 there was borrowings against the line of credit in the amount of $20,055.  No other person or entity is liable for, surety or otherwise provides a guarantee for our debt financing from outside resources.  Demand for the products and services will be dependent on, among other things, market acceptance of our services, the computer software market in general, and general economic conditions, which are cyclical in nature.  In as much as a major portion of our activities is the receipt of revenues from services rendered, our business operations may be adversely affected by our competitors and prolonged recession periods.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and FASB Accounting Standards Codification 605-25, “Revenue  Recognition Multiple-element Arrangements” (formerly EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables").

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations, we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending December 31, 2009.

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

Software Development Costs

The Company accounts for costs incurred to develop computer software for internal use in accordance with FASB Accounting Standards Codification 350-40 “Internal-Use Software” (formerly Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”) ".  As required by ASC 350-40, we capitalize the costs incurred during the application development state, which include costs to design the software configuration and interfaces, coding, installation, and testing.  Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred.  Capitalized development costs are amortized over a period of three years.  Costs incurred to maintain existing product offerings are expensed as incurred.  The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

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
On December 1, 2009, the Company released Version 2 of the “On Site Physical Inventory” software (OSPI) for sale in the marketplace.  The Company accounts for internally produced software with FASB Accounting Standard Codification 985-20 “Cost of Software To Be Sold, Leased, or Otherwise Marketed” (formally SFAS 86,”Accounting for the Costs of Computer software to be Sold, Leased or Otherwise Marketed).  Costs were capitalized when the second version was established as technically feasible and will be written off on a straight line method over the estimated useful life.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events” established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC No. 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC No. 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. ASC No. 810 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented ASC No. 810 at the start of fiscal 2009.

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of ASC No. 810 did not have any other material impact on the Company’s financial statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS – NOT YET ADOPTED

ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC No. 810 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt ASC No. 810 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

ASC 105-10 “Generally Accepted Accounting Principles”, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which we had $20,055 at December 31, 2009, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our operating results, as we have not borrowed to any significant degree.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Information Systems Associates, Inc.

We have audited the accompanying balance sheets of Information Systems Associates, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and comprehensive (loss), and cash flows for each of the years in the two-year period ended December 31, 2009. Information Systems Associates Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Systems Associates, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 18, the Company has incurred significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Boca Raton, Florida
March 9, 2010

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS
DECEMBER 31,

ASSETS

	2009	2008
Current Assets
Cash and cash equivalents	$21,047	$204,768
Accounts receivable	34,809	94,121
Prepaid consulting	190,500	518,438
Prepaid expenses	7,689	-

Total Current Assets	254,045	817,327

Property and Equipment (net)	174,288	21,168

Other Assets
Investments	60,559	-

TOTAL ASSETS	$488,892	$838,495

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Note payable - line of credit	$20,055	$-
Note payable - insurance	3,276	-
Accounts payable	66,910	10,326
Accrued expenses and other laibilities	21,196	21,999
Deferred revenue	1,879	1,500

Total Current Liabilities	113,316	33,825

Stockholders' Equity
Common stock-$.001 par value, 50,000,000 shares
authorized, 18,266,084 and 16,309,834 issued
and outstanding for 2009 and 2008, respectively	18,266	16,310
Additional paid in capital	2,179,213	1,587,669
Accumulated deficit	(1,808,504)	(799,309)
Accumulated other comprehensive
income (loss)	(13,399)	-
Total Stockholders' Equity	375,576	804,670

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$488,892	$838,495

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008

Revenue	$780,244	$1,225,461

Cost of Sales	37,567	44,689

Gross Profit	742,677	1,180,772

Operating Expenses
Administrative and general	308,437	427,164
Payroll and payroll taxes	224,206	161,448
Professional	1,218,790	1,180,744
Total Operating Expenses	1,751,433	1,769,356

(Loss) Before Other Income
and (Expense)	(1,008,756)	(588,584)

Other Income (Expense)
Interest income, net	191	267
Loss on sale of assets	(630)	-
Total Other Income (Expense)	(439)	267

(Loss) From Operations Before
Income Taxes	(1,009,195)	(588,317)

Provision for Income Taxes	-	37,791

Net (Loss)	(1,009,195)	(626,108)

Other Comprehensive (Loss)
Unrealized (loss) on securities:
Arising during the year	(13,399)	-

Total other comprehensive (loss)	(13,399)	-

Comprehensive (Loss)	$(1,022,594)	$(626,108)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.06)	$(0.05)
Weighted average common shares
outstanding	17,187,439	12,818,168

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31,

					Additional Paid In Capital		Accumulated Other Comprehensive Income Loss)
	Common Stock		Preferred Stock			Accumulated
	Shares	Amount	Shares	Amount		Deficit		Total

Balance, January 1, 2008	11,409,834	$11,410	-	$-	$367,569	$(173,201)	$-	$205,778

Issuance of stock for services	3,900,000	3,900	-	-	971,100	-	-	975,000

Proceeds from issuance of stock	1,000,000	1,000	-	-	249,000	-	-	250,000

Net (loss)	-	-	-	-	-	(626,108)	-	(626,108)

Balance, December 31, 2008	16,309,834	$16,310	-	$-	$1,587,669	$(799,309)	$-	$804,670

Balance, January 1, 2009	16,309,834	$16,310	-	$-	$1,587,669	$(799,309)	$-	$804,670

Issuance of stock for services	956,250	956	-	-	342,544	-	-	343,500

Proceeds from issuance of stock	1,000,000	1,000	-	-	249,000	-	-	250,000

Net (loss)	-	-	-	-	-	(1,009,195)	-	(1,009,195)

Comprehensive Income:
Unrealized loss on investment	-	-	-	-	-	-	(13,399)	(13,399)

Balance, December 31, 2009	18,266,084	$18,266	-	$-	$2,179,213	$(1,808,504)	$(13,399)	$375,576

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008

Cash Flows from Operating Activities
Net (Loss)	$(1,009,195)	$(626,108)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	19,657	22,208
Cumulative change in deferred income tax	-	37,154
Common stock for services	671,438	458,360
(Loss) on abandonment of fixed assets	630	308

(Increase) decrease in:
Accounts receivable	59,312	20,054
Prepaid expenses	(7,689)	-
Income tax claim receivable	-	637
Increase (decrease) in:
Accounts payable	82,626	(77,740)
Accrued expenses and other laibilities	(803)	18,423
Deferred revenue	379	1,500

Net Cash (Used in) Operating
Activities	(183,645)	(145,204)

Cash Flows from Investing Activities
Computer software devleopment costs	(159,203)	-
Software license agreement - payments received	-	123,215
Software license agreement - marketing costs	-	(18,041)
Purchase of property and equipment	(14,204)	(9,498)

Net Cash (Used In)
Investing Activities	(173,407)	95,676

Cash Flows from Financing Activities
Proceeds from line of credit	20,055	-
Payments made on line of credit	-	(9,030)
Borrowings from note payable	9,615	-
Payments made on note payable	(6,339)	-
Proceeds from issuance of stock	150,000	250,000

Net Cash Provided by
Financing Activities	173,331	240,970

Net Change in Cash and Cash
Equivalents	(183,721)	191,442

Cash and Cash Equivalents at
Beginning of period	204,768	13,326

End of Period	$21,047	$204,768

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Information Systems Associates, Inc. (Company) was incorporated under the laws of the state of Florida on May 31, 1994.  The Company provides services and software system design for the planning and implementation of Data Center Management Information Systems (DCMIS) based asset management tools.

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

At times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits.  At December 31, 2009 and 2008, amounts on deposit at institutions did not exceed FDIC insured limits.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and FASB Accounting Standards Codification 605-25, “Revenue  Recognition Multiple-element Arrangements” (formerly EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables").

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

Revenue Recognition (cont’d)

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer's satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the periods ending December 31, 2009 and 2008.

Comprehensive Income (Loss)

The Company adopted FASB Accounting Standards Codification 220 “Comprehensive Income (formerly SFAS No. 130, "Reporting Comprehensive Income”), which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in the net assets arising from non-owner sources, which are referred to as comprehensive income.  The Company has presented statements of income which includes other comprehensive income or loss.

Income Taxes

Income taxes are provided in accordance FASB Accounting Standards Codification 740 “Income Taxes” (formerly SFAS No. 109, "Accounting for Income Taxes).  A deferred tax asset or liability is recorded for all temporary differences between financial and tax and net operating loss carry forwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and payables and loans payable approximate fair value based on the short-term maturity of these instruments.  The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Impairment of Long-Lived Assets

The Company evaluated the recoverability of its property, equipment, and other assets in accordance with FASB Accounting Standards Codification 360 “Property, Plant and Equipment” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

Software Development Costs

The Company accounts for costs incurred to develop computer software for internal use in accordance with FASB Accounting Standards Codification 350-40 “Internal-Use Software” (formerly Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”) ".  As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing.  Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of one to three years.  Costs incurred to maintain existing product offerings are expensed as incurred.  The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Software Development Costs

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

On December 31, 2009, the Company released Version 2 of the “On Site Physical Inventory” software (OSPI) for sale in the marketplace.  The Company accounts for internally produced software with FASB Accounting Standard Codification 985-20 “Cost of Software To Be Sold, Leased, or Otherwise Marketed” (formally SFAS 86,”Accounting for the Costs of Computer software to be Sold, Leased or Otherwise Marketed).  Costs were capitalized when the second version was established as technically feasible and will be written off on a straight line method over the estimated useful life.

Share-Based Payments

The Company accounts for payments of goods and services with stock with FASB Accounting Standards Codification 719 “Compensation-Stock Compensation” (formerly SFAS No. 123 (R), “Share-Based Payments”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services.

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

Advertising Expenses

Advertising costs are expensed as incurred.  For the years ended December 31, 2009 and 2008 advertising expenses totaled $983 and $557, respectively.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with FASB Accounting Standards Codification 260 “Earnings per Share” (formerly SFAS 128, “Earnings per Share”). This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations.  Basic earnings per share amounts are based on the weighted average shares of common outstanding.  If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Accordingly, this presentation has been adopted for the periods presented.  There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.  There were no common stock equivalents (CSE) necessary for the computation of diluted loss per share.

Recent Accounting Literature

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC No. 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC No. 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

ASC No. 350 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. ASC No. 350 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC No. 350 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

ASC No. 810 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. ASC No. 810 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented ASC No. 810 at the start of fiscal 2009.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Noncontrolling Interests (cont’d)

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of ASC No. 810 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

ASC No. 810 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC No. 810 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt ASC No. 810 in 2010 and does not anticipate any material impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

(To be included in ASC 105-10 “Generally Accepted Accounting Principles”, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”)

ASC No. 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  ASC No. 105-10 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe ASC No. 105-10 will have a significant impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements presented to conform to 2009. Such reclassifications had no effect on reported income.

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

NOTE 2 – CASH AND CASH EQUIVALENT
	2009	2008
Wachovia Bank (FDIC insured to $250,000.00)	$20,805	$204,768
Petty cash	242	-
Total cash and cash equivalent	$21,047	$204,768

NOTE 3 – PROPERTY AND EQUIPMENT
	2009	2008
Computer software (developed for internal use)	$191,817	$32,614
Computer software (purchased)	590	590
Web site development	10,072	-
Furniture, fixtures, and equipment	26,047	23,093
	228,526	56,297
Less accumulated depreciation and amortization	54,238	35,129
Property and equipment (net)	$174,288	$21,168

Depreciation and amortization expense	$19,657	$22,208

NOTE 4 – COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

In 2009, the Company completed development of an updated version of the “On Site Physical Inventory” (OSPI) product.  Version 2 was available as of December 1, 2009. During the year ended December 31, 2007, the Company completed the development of the initial version of, “On Site Physical Inventory” (OSPI).  The OSPI software was developed to be used by the Company for collecting data for information technology assets installed in data centers.

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

The Company has capitalized the cost of the OSPI software using FASB Accounting Standards Codifications 350-40 “Internal Use Software” (formerly Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”) as follows:

	2009	2008
Development costs	$297,603	$138,400
Software license agreement – payments received	(135,257)	(135,257)
Software license agreement – marketing costs	29,471	29,471
	191,817	32,614
Less: accumulated depreciation and amortization	43,000	29,471
	$148,818	$3,143

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

The Company agreed to purchase 2,500,000 ordinary shares for a subscription price of $.02 (two pence) a share. The total cost of the subscription was $50,000 or $73,958, USD. Within ninety days of the subscription date, the Company could purchase an additional 2,500,000 shares at the same subscription price in British pounds.  The ninety day period has lapsed with the Company not purchasing any additional shares.

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

Available –for-sale securities were as follows:

	December 31, 2009			December 31, 2008
Type of securities:	Cost	Market	Unrealized Gain/Loss)	Cost	Market	Unrealized Gain/Loss)
Common stock	$73,958	$ 60,559	($13,399)	$ -	$ -	$ -
Total	$73,968	$ 60,559	($ 13,399)	$ -	$ -	$ -

NOTE 6 – FAIR VALUE MEASUREMENTS

In 2009, the Company implemented FASB Accounting Standards Codification 850 “Fair Value Measurements and Disclosures” (formerly SFAS 157, “Fair Value Measurements”), relative to its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually.

In determining the fair value of investments held by the Company, the Level 1 valuation technique of “Quoted Market Price in Active Market” was implemented as the Company was able to obtain a quote from the London Stock Exchange as of December 31, 2009.
As of December 31, 2009 the Company’s investments that are carried at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available –for-sale securities	$60,559	$60,559	$-	$-

NOTE 7 – NET (LOSS) PER SHARE

Basic earning per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding, and the dilutive EPS adds the dilutive effect of stock options and other stock equivalents.  For the years ended December 31, 2009 and 2008, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

NOTE 8 – INCOME TAXES

The provision for income taxes for the year ended December 31, 2008 was $37,791 as the Company increased its valuation allowance for taxes.

Deferred tax assets reflect the net tax effects of net operating losses and tax credit carryforwards and temporary differences between the carrying amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets are as follows:

	2009	2008
Net operating losses	$325,247	$88,742
Common stock for services	21,520	65,235
Capital loss carryover	1,181	1,181
Contributions	251	251
	348,199	155,409
Less: deferred tax liabilities	(5,521)	(6,072)
	342,678	149,337
Valuation allowance	(342,678)	(149,337)
Net tax asset	$-	$-

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2009	2008
Computed tax at the expected statutory rate	15.00%	15.00%
State income tax – net of federal tax benefit	4.78%	4.78%
Income tax expense – effective rate	19.78%	19.78%

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 – INCOME TAXES (cont’d)

Realization of the deferred tax asset is dependent on future earnings, if any, the timing of which is uncertain.  Accordingly, the Company’s net deferred tax asset has been fully offset by a valuation allowance.

	2009	2008
The Company has the following net operating
loss carryovers for income tax purposes:
Expiring 2026	$ 82,899	$ 82,899
Expiring 2027	131,828	131,828
Expiring 2028	236,311	236,311
Expiring 2029	1,202,060	-
	$1,653,098	$451,038

For tax year 2008, the Company has applied for a change in accounting method with the Internal Revenue Service to report under the accrual method of accounting rather than report under the cash-basis method.

This change in accounting method will require the Company to recognize additional taxable income of $100,456.  The Internal Revenue Services allows for this income to be recognized pro rata over four years. To that end, the Company will recognize $25,114 of income in each year through December 31, 2011.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended December 31, 2009 and 2008 is summarized as follows:

	2009	2008
Cash paid during the periods for interest and
income taxes:
Income taxes	$-	$-
Interest	$175	$2,628

Non-Cash Investing Activities:
Balance of consulting services for contributed capital	$518,438	$1,798
Acquisition of consulting services for
contributed capital	343,500	975,000
Consulting services prepaid for future months	(190,500)	(518,438)
Non-cash expense of consulting services for
contributed capital	$671,438	$458,360

Sale of common stock	$100.000	-
Reduction to accounts payable	(26,042)	-
Investment	(73,958)	-
Net change in cash proceeds	$-	$-

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 – EMPLOYEE BENEFITS

The Company has a SIMPLE Plan (Plan) to provide retirement and incidental benefits for its employees.  Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to the IRS maximum.  All matching contributions vest immediately.  Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Company matching contributions to the Plan for the periods ended December 31, 2009 and 2008 totaled $4,200 and $3,600, respectively.

The Company has a medical reimbursement plan that reimburses officers for all out of pocket medical expenses not covered by the Company provided insurance plan.  Company expenses under the medical reimbursement plan for the periods ended December 31, 2009 and 2008 totaled $21,782 and $17,631, respectively.

NOTE 11 – OPERATING LEASE

The Company leases its corporate offices.  The lease requires monthly payments of $1,400.  The lease commenced on June 1, 2007 and expired on May 31, 2008.  This lease was renewed for an additional year, concluding May 31, 2009.

On March 2, 2009 the lease was renewed for $1,200 per month.  The Company holds an additional option to renew the lease “at the market price.” This renewed lease went into effect June 1, 2009.  The rent expense as of December 31, 2009 and 2008 was $16,614 and $18,773, respectively.

NOTE 12 – NOTE PAYABLE - LINE OF CREDIT

The Company has a line of credit with Wachovia Bank N.A.  The line of credit provides for borrowings up to $40,000.  The balances as of December 31, 2009 and 2008 were $20,055 and $0, respectively.  The interest rate is the Prime Rate plus 3%.  The President of the Company is a personal guarantor on the line of credit.

NOTE 13 – NOTE PAYABLE - INSURANCE

The Company has incurred short term financing for the purchase of insurance.  The note was for $9,735.  The interest rate on the debt is 4.959% and will be repaid through May 31, 2010. The outstanding balance as of December 31, 2009 is $ 3,276.

NOTE 14 – COMMON STOCK

In 2008, the Company entered into an agreement with Derek J. Leach (“Leach”) to purchase common stock.  Under terms of the agreement, the Company will issue 2,000,000 shares at $.25 per share for total proceeds of $500,000 over a period of five months.  The Company had waived the five month period.  The purchases of stock are as follows:

Date	# of Shares	Amount

7/15/08	400,000	$100,000
12/31/08	600,000	$150,000
4/22/09	400,000	$100,000
07/23/09	600,000	$150,000
	2,000,000	$500,000

NOTE 15 – SHARE BASED PAYMENTS FOR SERVICES

On September 11, 2009, the Company entered into an agreement to receive a variety of corporate consulting services. The contract will run for one year at a rate of $2,000 per month. In addition, the consultants will receive a commencement bonus of 300,000 shares of company common stock.  Shares were valued at current market price. Expenses of $89,000 were recorded for the year ended December 31, 2009.

On September 8, 2008, the Company entered into an agreement to receive consulting services.  The consultants will provide 400 hours of service for 400,000 shares of common stock.  All services will be accounted for at a rate of $250 an hour.  174.25 hours and 76.25 hours at a cost of $43,563 and $19,063 respectively, were recorded as expense for the years ended December 31, 2009 and 2008.

On July 31, 2008, the Company formalized an agreement in place since January 1, 2008, to receive a variety of consultant services for 500,000 shares of the Company’s common stock.  The stock was valued at a prevailing market rate of $.25 per share.  The agreement was concluded on September 1, 2008 and stock was issued.

On September 12, 2008, the Company entered into agreements with three companies to receive a variety of consulting services.  Each agreement has a term of one year starting   August 1, 2008 and remuneration will be $250,000 per annum.  Each subsequent year, the annual rate will increase $12,500 while the agreement is in effect.  The Company has the option of paying the consultants in cash or common stock.  The Company has decided to issue 1,000,000 shares of stock to the consulting firms as payment for services.  The value of stock will be at $.25 per share.  A pro-rata portion of this agreement of $437,500 and $312,500 has been expensed for the years ended December 31, 2009 and 2008, respectively.

On July 7, 2009 a  notice of non renewal was forwarded to two of three companies, but one remaining company will continue providing services starting August 1, 2009 at an agreed to rate of $262,500.  The Company issued 656,200 shares of common stock for the service provided. Through December 32, 2009, $109,375 has been expensed.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 15 – SHARE BASED PAYMENTS FOR SERVICES (cont’d)

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

All issued options expire three years from the date of exercise.

Following is a summary of the status of options outstanding as of December 31, 2009 and 2008 respectively:

	For the Year Ended December31, 2009		For the Year Ended December31, 2008

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	15,000,000	$3.00	-	$-
Granted	-	-	15,000,000	3.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	15,000,000	$3.00	15,000,000	$3.00
Exercisable at end of period	15,000,000	$3.00	15,000,000	$3.00
Outstanding
Weighted average remaining contractual term		1.59		2.59
Aggregated intrinsic value		-		-
Weighted average grant date fair value		-		-
Exercisable
Weighted average remaining contractual term		1.59		2.59
Aggregated intrinsic value		-		-

NOTE 16 – MAJOR CUSTOMERS

One major customer accounted for $634,357 and $963,158 of revenue for the years ended December 31, 2009 and 2008 respectively.  These amounts represent 81% and 79% of the Company’s revenue for the years ended December 31, 2009 and 2008 respectively.

As of December 31, 2009 and 2008, this customer accounted for 41% and 73% of accounts receivable, respectively.

NOTE 17 – SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on March 9, 2010.  The Company drew $19,000 on its line of credit through March 9, 2010.

NOTE 18 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net operating loss for the year ended December 31, 2009 of $1,009,195.  The total accumulated deficit as of December 31, 2009 was $1,808,504.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital.  The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Name	Age	Position

Joseph Coschera	61	President and Director
Loire Lucas	51	Vice President and Director
Michael R. Hull	56	Chief Financial Officer

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

Michael R. Hull

Michael R. Hull became our Chief Financial Officer in September 2009.  Since January 2010, he has been Managing Director of Accounting Outsource Solutions LLC, which provides CFO and related services to businesses, including Information Systems Associates. Mr. Hull is not an employee and Accounting Outsource Solutions provides our financial reporting functions through Mr. Hull on a part-time basis. From January 2008 through December 2009, Mr. Hull was the Managing Director - CFO Services for WSR Consulting, Inc. in Palm City, Florida.  From December 2006 through November 2007, Mr. Hull was Chief Financial Officer of BabyUniverse, Inc. in Jupiter, Florida. From December 2004 to December 2006 Mr. Hull was a consultant with Resources Global Professionals in Fort Lauderdale, Florida. Prior to December 2004 Mr. Hull spent eight years as CFO of BCT International, Inc. in Fort Lauderdale and eleven years in public accounting with the South Florida audit practice of Price Waterhouse.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission.  Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2009.  We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2009 and 2008, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year.

EXECUTIVE COMPENSATION
Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Award	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earning	All Other Compensation	Total
Joseph Coschera, President	2009	150,000	0	0	0	0	0	3.432	153,432
	2008	120,000	5,000	0	0	0	0	2,254	127,254

Loire Lucas, Vice President	2009	8,750	0	0	0	0	0	0	8,750
	2008	8,750	0	0	0	0	0	0	8,750

The basis for the bonuses issued to Joseph Coschera is based upon the following:

•	Additional time and travel spent developing new partnerships with companies such as Visual Network Design
•	Development of new client relationships done through on site product and solution presentations and attendance at industry trade shows
•	The additional time spent involved in the development, design and testing of the data collection process known as ON SITE PHYSICAL INVENTORYTM

The basis for the bonuses issued to Loire Lucas is based upon the following:

•	Participation in and support functions related to the documentation for the data collection process known as ON SITE PHYSICAL INVENTORYTM
•	Increase in revenue contribution to the bottom line as compared to the previous fiscal year

 The approval for both actions came from Joseph Coschera.

We plan to continue to compensate Mr. Coschera and Ms. Lucas in a similar manner into the foreseeable future provided we have enough funds to do so.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2009, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (b) by each of our directors, and (c) by all executive officers and our directors as a group.  To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below.  As of December 31, 2009, there were 18,266,084 shares of common stock outstanding.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (1) (2)

Title of Stock	Name and Address	# of Shares	Current % Owned
Common Stock	Aquatica Investments Ltd Grove House, 4th floor Nassau Bahamas	3,000,000	16.42%
Common Stock	Bespoke Advisory Services LLC 3339 Virginia Street PH20 Coconut Grove, FL 33133	1,656,250	9.07%
Common Stock	Cede & Co. PO Box 222 Bowling Green Station New York, NY 10274	916,000	5.01%
Common Stock	Joseph Coschera 2120 SW Danforth Circle Palm City, FL 34990	6,200,000	33.94%
Common Stock	Green Enterprises SAL Sodeco Square, 16th FL Achrafieh, Beirut, Lebanon	1,000,000	5.47%
Common Stock	Derek J. Leach 31 Palace Gate, Flat 2 London, UK W85LZ	2,000,000	10.95%
Common Stock	Old Firm Energy Corp. 35 Barrack Rd., 3rd FL Belize City, Belize	1,000,000	5.47%

SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS (2)

Title of Stock	Name and Address	# of Shares	Current % Owned
Common Stock	Joseph Coschera	6,200,000	33.94%
Common Stock	Loire Lucas	0	0.00%
Common Stock	All Officers and Directors as a Group (2)	6,200,000	33.94%

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

During the period ended December 31, 2009 1,000,000 shares of common stock were sold for cash.

During the period ended December 31, 2009, 956,250 shares of stock were issued to financial consultants as share based payments.  The shares were valued at market value at the date of agreement.  The shares were valued using the most recent sale of stock.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC, ("Lake") for our audit of the annual financial statements for the years ended December 31, 2009, 2008 and 2007.   Audit fees and other fees of auditors are listed as follows:

Year Ended December 31,	2009	2008
	Lake	Lake

Audit Fees (1)	$20,750 (3)	$24,500 (3)
Audit-Related Fees (3)	-	-
Tax Fees (4)	-	-
All Other Fees (5)	-	-
Total Accounting fees and Services	$20,750	$24,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for Lake in 2009 and 2008 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2009 and 2008, and (ii) the review of the financial statements included in our filings on Form 10-K and Form 10-Q..

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

(a) On December 31, 2009, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures.  In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

INFORMATION SYSTEMS ASSOCIATES, INC.

Date:	/s/ Joseph P. Coschera
Joseph P. Coschera
President, CEO

Date:	/s/ Michael R. Hull
Michael R. Hull
CFO, Principal Accounting Officer