Form 10-Q
period 2010-03-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2010-05-17
CIK 1396536

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of March 31, 2010:     18,266,084

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

INFORMATION SYSTEMS ASSOCIATES, INC.

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS
	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$5,790	$21,047
Accounts receivable	116,890	34,809
Prepaid consulting	108,438	190,500
Prepaid expenses	8,983	7,689
Total Current Assets	240,101	254,045

Property and Equipment (net)	132,503	174,288
Other Assets
Investments	47,438	60,559

TOTAL ASSETS	$420,042	$488,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Note payable - line of credit	$39,191	$20,055
Note payable - insurance	1,311	3,276
Accounts payable	174,925	66,910
Accrued expenses and other liabilities	18,077	21,196
Deferred revenue	1,204	1,879

Total Current Liabilities	234,708	113,316

Long-Term Liabilities
Long-term debt	32,500	-

Total Liabilities	267,208	113,316

Stockholders' Equity
Common stock-$.001 par value, 50,000,000 shares
authorized, 18,266,084 issued and outstanding
for 2010 and 2009, respectively	18,266	18,266
Additional paid in capital	2,179,213	2,179,213
Accumulated deficit	(2,018,125)	(1,808,504)
Accumulated other comprehensive (loss)	(26,520)	(13,399)

Total Stockholders' Equity	152,834	375,576

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$420,042	$488,892

The accompanying notes are an integral part of these unaudited financial statements.

INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended
	March 31,
	2010	2009

Revenue	$256,654	$199,084

Cost of Sales	-	1,525

Gross Profit	256,654	197,559

Operating Expenses
Administrative and general	167,411	60,194
Payroll and payroll taxes	68,051	51,426
Professional	230,843	293,189
Total Operating Expenses	466,305	404,809

(Loss) Income Before Other Income
and (Expense)	(209,651)	(207,250)

Other Income (Expense)
Interest Income	-	811
Miscellaneous income	30	-
Total other income (expense)	30	811

Net (Loss)	(209,621)	(206,439)

Other Comprehensive (Loss)
Unrealized (loss) on securities:
Arising during the quarter	(13,121)	-

Total other comprehensive (loss)	(13,121)	-

Comprehensive (Loss)	$(222,742)	$(206,439)

Basic and Fully Diluted Earnings (Loss) per Share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average common shares
outstanding	18,266,084	16,309,834

The accompanying notes are an integral part of these unaudited financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)
	2010	2009

Cash Flows from Operating Activities
Net (Loss)	$(209,621)	$(206,439)
Adjustments to reconcile net (loss) to
net cash provided from operating activities:
Depreciation and amortization	42,451	928
Common stock for services	82,062	210,313

(Increase) decrease in:
Accounts receivable	(82,081)	(53,515)
Prepaid expenses	(1,294)	-
Increase (decrease) in:
Accounts payable	108,015	9,653
Accrued expenses and other liabilities	(3,119)	(13,660)
Deferred revenue	(675)	(500)

Net Cash (Used in) Operating
Activities	(64,262)	(53,220)

Cash Flows from Investing Activities
Computer software development costs	-	(86,507)
Purchase of property and equipment	(666)	(6,495)

Net Cash (Used In) Provided by
Investing Activities	(666)	(93,002)

Cash Flows from Financing Activities
Proceeds from note payable - line of credit	19,136	-
Payments made on note payable - insurance	(1,965)	-
Proceeds from note payable -shareholder	32,500	-

Net Cash Provided by Financing Activities	49,671	-

Net Change in Cash and Cash Equivalents	(15,257)	(146,222)

Cash and Cash Equivalents at
Beginning of period	21,047	204,768

End of Period	$5,790	$58,546

The accompanying notes are an integral part of these unaudited financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Information Systems Associates, Inc. (Company) was incorporated under the laws of the State of Florida on May 31, 1994.  The Company provides services and software system design for the planning and implementation of Computer Aided Facilities Management (CAFM) based asset management tools.

Results of operations for interim periods presented are not necessarily indicative of results of operations that might be expected for future interim periods or for the full fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

In February, 2010, the FASB issued an amendment to Accounting Standards Codification 855, “Subsequent Events”.  An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. This created potential conflicts with issuers who also filed with the Securities and Exchange Commission.  An entity that is defined as an “SEC filer” is not required to disclose the date through which subsequent events have been evaluated. This amendment is effective for interim periods ending after June 30, 2010.

The Company does not believe the amendment to Topic 855 will have a significant impact on the Company’s financial statements.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements presented to conform to 2010. Such reclassifications have no effect on reported income.

NOTE 2 – CASH AND CASH EQUIVALENT

As of March 31,

	2010	2009
Wachovia Bank (FDIC insured to $250,000)	$5,613	$58,456
Petty cash	177	90
Total cash and cash equivalent	$5,790	$58,546

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 3 – PROPERTY AND EQUIPMENT

	As of March 31,
	2010	2009
Computer software (developed)	$191,817	$119,120
Computer software (purchased)	590	590
Web site development	10,072	4,785
Furniture, fixtures, and equipment	26,713	24,804
	229,503	149,299
Less accumulated depreciation and amortization	96,689	36,057
	$132,503	$113,242
Depreciation and amortization expense	$2,451	$928

NOTE 4 – COMPUTER SOFTWARE DEVELOPED

In 2009, the Company completed development of an updated version of the “On Site Physical Inventory” (OSPI) product.  Version 2 was available as of December 1, 2009

The Company has capitalized the cost of the OSPI software using FASB Accounting Standards Codifications 350-40 “Internal Use Software” as follows:

	As of March 31,
	2010	2009
Development costs	$297,603	$224,906
Software license agreement – payments received	(135,257)	(135,257)
Software license agreement – marketing costs	29,471	29,471
	191,817	119,120
Less: accumulated depreciation and amortization	83,586	29,471
	$108,231	$89,649

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

The Company agreed to purchase 2,500,000 ordinary shares for pounds subscription price of $.02 (two pence) a share. The total cost of the subscription was $73,958. Within ninety days of the subscription date, the Company could purchase an additional 2,500,000 shares at the same subscription price in British pounds.  The ninety day period has lapsed with the Company not purchasing any additional shares.

Also, the Company has the ability, over the next three years, of subscribing to a maximum 5,000,000 warrant shares. Each warranted share will be at a subscription price of £.05 (five pence) per share and will be issued in offerings of 100,000 shares.  The number of subscripted shares will be based on gross revenue received by Rubicon Software Group, lpc.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 5 – INVESTMENT (cont’d)

Available –for-sale securities were as follows:

                               March 31, 2010                                 March 31, 2009
                                      Cost          Market      Unrealized         Cost         Market      Unrealized
                                                                        Gain/(Loss)                                         Gain/(Loss)
Type of securities:
Common stock             $73,958  $ 47,438  ($26,520)          $       -       $      -             $     -

Total                              $73,968 $ 47,438   ($26,520)         $       -       $      -               $     -

NOTE 6 – NET (LOSS) PER SHARE

Basic earning per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding.  The dilutive EPS adds the dilutive effect of stock options and other stock equivalents.  During the three months ended March 31, 2010, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

NOTE 7 – INCOME TAXES

Income tax expense for the three months ended March 31, 2010 and 2009 are based on the Company’s estimate of the effective tax rate expected to be applicable for the full year.  The rate differs from the U.S. statutory rate primarily due to state taxes.

The Company has the following net operating
  loss carryovers for federal income tax purposes:

Expiring 2026	$82,899
Expiring 2027	131,828
Expiring 2028	236,311
Expiring 2029	1,202,600
$1,653,638

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended March 31, 2010 and 2009 is summarized as follows:

	2010	2009
Cash paid during the periods for interest and income taxes:

Income taxes	$-	$-
Interest	$669	$-

Non-Cash Investing Activities:
Balance of consulting services for contributed capital	$190,500	518,438
Consulting services prepaid for future months	(108,438)	(308,125)
Non-cash expense of consulting services for contributed capital	$82,062	$210,313

NOTE 9 – OPERATING LEASE

The Company leases it Palm City, Florida facility.  On March 2, 2009 the lease was renewed for $1,200 per month.  The Company holds an additional option to renew the lease “at the market price.” This renewed lease went into effect June 1, 2009. The rent expense as of March 31, 2010 and 2009 was $3,834 and $4,793, respectively.

NOTE 10 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wachovia Bank N.A.  The line of credit provides for borrowings up to $40,000.  The balance as of March 31, 2010 and 2009 was $39,191 and $0, respectively.  The interest rate is the Prime Rate plus 3%.  The President of the Company is a personal guaranty on the line of credit.

NOTE 11 – NOTE PAYABLE - INSURANCE

On September 14, 2009 the Company incurred short term financing for the purchase of insurance.  The note was for $9,735.  The interest rate on the debt is 4.959% and will be repaid through May 31, 2010. The outstanding balance as of March 31, 2010 was $ 1,204.

NOTE 12 – NOTE PAYABLE – SHAREHOLDER
In February, 2010, the Company obtained financing from a shareholder for working capital purposes. The amount of $32,500 will be repaid in eighteen months.  Interest accrues at a rate of 6% per annum.  There is no penalty for early payment.

NOTE 13 – COMMON STOCK

In 2008, the Company entered into an agreement with Derek J. Leach (“Leach”) to purchase stock.  Under terms of the agreement, the Company issued 2,000,000 shares at .25 per share for total proceeds of $500,000. The purchases are as follows:

Date	# of Shares	Amount

7/15/08	400,000	$100,000
12/31/08	600,000	$150,000
4/22/09	400,000	$100,000
07/23/09	600,000	$150,000
	2,000,000	$500,000

NOTE 14 – SHARE BASED PAYMENTS FOR SERVICES

On September 11, 2009, the Company entered into an agreement to receive a variety of corporate consulting services. The contract will run for one year at a rate of $2,000 per month. In addition, the consultants received a commencement bonus of 300,000 shares of company common stock.  Shares were valued at current market price.

On September 8, 2008, the Company entered into an agreement to receive consulting services.  The consultants will provide 400 hours of service for 100,000 shares of common stock.  All services will be accounted for at a rate of $250 an hour.  66.75 hours and 91.25 hours at a cost of $ 16,438 and $22,813 were recorded as expense for the three months ended March 31, 2010 and 2009.

On September 12, 2008, the Company entered into agreements with three companies to receive a variety of consulting services.  Each agreement has a term of one year starting   August 1, 2008 and remuneration will be $250,000 per annum.  Each subsequent year, the annual rate will increase $12,500 while the agreement is in effect.  The Company had the option of paying the consultants in cash or common stock.  The Company decided to issue 1,000,000 shares of stock to the consulting firms as payment for services.  The value of stock will be at $.25 per share.  A pro-rata portion of these agreements of $65,625 and $125,000 has been expensed for the three months ended March 31, 2010 and 2009.

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
1,000,000 share option to acquire shares at $2.00 per share
1,000,000 share option to acquire shares at $3.00 per share
1,000,000 share option to acquire shares at $4.00 per share
1,000,000 share option to acquire shares at $5.00 per share

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 14 – SHARE BASED PAYMENTS FOR SERVICES (continued)

To determine the valuation of the options, ASC 718-10 requires a valuation technique to estimate the fair value of the options issued.  The Black-Sholes Model incorporates the various characteristics for proper valuation.  As of September 30, 2008,  the valuation of the options was determined to be $0.

NOTE 15 – MAJOR CUSTOMERS

One major customer accounted for $239,959 and $121,411 of revenue for the three months ended March 31, 2010 and 2009, respectively.  These amounts represent 94% and 61% of the Company’s revenue for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2009 and 2008, this customer accounted for 98% and 39% of accounts receivable, respectively.

NOTE 16 – SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on May 7, 2010.

On April 15, 2010, the Company entered into an agreement to receive investor relations/ social media marketing consulting services for four hundred thousand shares of company stock at $0.18 per share. The term of the agreement is one year.

On April 26, 2010, the Company transferred 2,500,000 shares of stock held as an investment back to the vendor in lieu of payment on outstanding invoices.  The Company will also receive $10,000 as part of this transaction.

On April 29, 2010, the Company entered into an agreement to receive consulting services for the researching and reporting on new data center management technology for one million shares of company stock at $0.20 per share. The term of the agreement is one year.

On May 3, 2010, the Company entered into an agreement to receive internet and web page services for one hundred thousand shares of company stock at $.20 per share. The term of the agreement is one year.

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

RELATED SERVICES

In connection with our software offerings, we provide the following services to our customers:

Consulting

A significant number of our customers request our advice regarding their business and technical processes, often in conjunction with a scoping exercise conducted both before and after the execution of a contract.  This advice can relate to development or streamline assorted business processes, such as sourcing or procurement activities, assisting in the development of technical specifications, and recommendations regarding internal workflow activities.

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

The strategic alliance agreement with Rubicon has allowed for the rewrite of ON SITE PHYSICAL INVENTORYTM, version 2, on budget and within the prescribed time frame. This relationship will also provide more favorable pricing for future software development.  ON SITE PHYSICAL INVENTORYTM, version 2 became available December 1, 2009

COMPETITION

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We recognize revenue in accordance with ASC 605-10 “Revenue Recognition” and ASC 605-25 “Revenue Arrangements with Multiple Deliverables”.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement:  availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending March 31, 2010.

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

Software Development Costs

The Company accounts for costs incurred to develop computer software for internal use in accordance with FASB Accounting Standards Codification 350-40 “Internal-Use Software”.  As required by ASC 350-40, we capitalize the costs incurred during the application development state, which include costs to design the software configuration and interfaces, coding, installation, and testing.  Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred.  Capitalized development costs are amortized over a period of three years.  Costs incurred to maintain existing product offerings are expensed as incurred.  The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

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

On December 1, 2009, the Company released Version 2 of the “ON SITE PHYSICAL INVENTORYTM” software (OSPI) for sale in the marketplace.  The Company accounts for internally produced software with FASB Accounting Standard Codification 985-20 “Cost of Software To Be Sold, Leased, or Otherwise Marketed”.  Costs were capitalized when the second version was established as technically feasible and will be written off on a straight line method over the estimated useful life.

Revenues

Gross revenues were $256,154 and $199,084 for the three months ended March 31, 2010 and 2009, respectively.  The increase in current period was due primarily to the increased sale of professional services, maintenance contracts and time and materials arrangements primarily to two new customers.. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.
Income / Loss

We had a net loss of $209,621 and $206,439 from operations for the three months ended March 31, 2010 and 2009 respectively.  We have begun the amortization of the Software Development Costs. This will add to Company overhead in the near future. We have also needed to take on additional administrative costs in order to position sales growth for the balance of 2010. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Expenses

Operating expenses for the three months ended March 31, 2010 and 2009 were $466,305 and $404,809, respectively.  The high operating expenses during 2010 were due primarily to administrative and general expenses, which were $167,411 and $60,194 for the three months ended March 31, 2010 and 2009 respectively.

Income Taxes

There was no income tax benefit or expense recorded for the three months ended March 31, 2010 and 2009.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three months ended March 31, 2010 and 2009.  We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $64,262 and $53,220 during the three months ended March 31, 2010 and 2009. Cash flows used in operations during the three months ended March 31, 2010 were primarily attributable to a net loss of $209,621, the increase in accounts receivable of $82,081 and partially offset with an increase in accounts payable of $108,105 and issuance of stock for services of $82,062. Cash flows used in operations during the three months ended March 31, 2009 were primarily attributable to a net loss of $206,439 the increase in accounts receivable by $53,515 and partially offset by the issuance of stock for services of $210,313.

Cash flows used in investing activities were $666 and $93,002 during the three months ended March 31, 2010 and 2009. Cash flows used in investing activities in 2010 were attributable to the purchase of equipment. Cash flows used in investing activities in 2009 were attributable to $86,507 in costs incurred for software development and web page design and $6,495 for the purchase of equipment

Cash flows provided by financing activities were $49,671 and $0 the three months ended March 31, 2010 and 2009. Cash flows provided by financing activities were attributable to additional borrowing on the line of credit and borrowing from a shareholder. There were no cash flows from financing activities for the three months ended March 31, 2009.

We had cash on hand of $5,790 and net working capital of $5,393 as of March 31, 2010.  If the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  Our current level of operations would require additional capital to sustain operations through year 2010.  Modifications to our business plans may require additional capital for us to operate.  For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital.  Failure to raise capital may result in lower revenues and market share for us.  In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2009 Annual Report on Form 10-K.  There have been no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K filed

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Information Systems Associates, Inc.
Date: May 17, 2010	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: May 17, 2010	By:	/s/ Michael R. Hull
Michael R. Hull Chief Financial Officer