Form 10-Q
period 2010-06-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2010-08-13
CIK 1396536

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2010

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of June 30, 2010:     19,766,084

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

INFORMATION SYSTEMS ASSOCIATES, INC.

TABLE OF CONTENTS

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$1,396	$21,047
Accounts receivable	28,816	34,809
Prepaid consulting	267,646	190,500
Prepaid expenses	6,299	7,689

Total Current Assets	304,157	254,045

Property and Equipment (net)	90,052	174,288

Other Assets
Investments	-	60,559

TOTAL ASSETS	$394,209	$488,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Note payable - line of credit	$39,682	$20,055
Note payable - insurance	-	3,276
Accounts payable	115,136	66,910
Accrued expenses and other liabilities	12,171	21,196
Deferred revenue	529	1,879

Total Current Liabilities	167,518	113,316

Long-Term Liabilities
Long-term debt	32,500	-

Total Liabilities	200,018	113,316

Stockholders' Equity
Common stock-$.001 par value, 50,000,000 shares
authorized, 19,766,084 and 18,266,084 issued and
outstanding for 2010 and 2009, respectively	19,766	18,266
Additional paid in capital	2,457,713	2,179,213
Accumulated deficit	(2,252,095)	(1,808,504)
Accumulated other comprehensive (loss)	(31,193)	(13,399)

Total Stockholders' Equity	194,191	375,576

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$394,209	$488,892

The accompanying unaudited notes are an integral part of these financial statements.

INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$234,986	$136,248	$491,640	$335,332

Cost of Sales	14,440	33,520	14,440	35,045

Gross Profit	220,546	102,728	477,200	300,287

Operating Expenses
Administrative and general	124,537	58,842	291,948	119,036
Payroll and payroll taxes	67,740	51,344	135,791	102,771
Professional	246,085	297,013	476,928	590,201
Total Operating Expenses	438,362	407,199	904,667	812,008

(Loss) Income Before Other Income
and (Expense)	(217,816)	(304,471)	(427,467)	(511,721)

Other Income (Expense)
Interest Income	-	14	-	825
Loss on sale of security	(16,154)	-	(16,154)	-
Miscellaneous income	-	-	30	-
Total other income (expense)	(16,154)	14	(16,124)	825

Net (Loss)	(233,970)	(304,457)	(443,591)	(510,896)

Other Comprehensive (Loss)
Unrealized gain/(loss) on securities:
Arising during the quarter	(4,673)	13,842	(17,794)	13,842

Total other comprehensive (loss)	(4,673)	13,842	(17,794)	13,842

Comprehensive (Loss)	$(238,643)	$(290,615)	$(461,385)	$(497,054)

Basic and Fully Diluted Earnings (Loss) per Share:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average common shares
outstanding	18,532,751	16,443,167	18,532,751	16,443,167

The accompanying unaudited notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2010	2009
Cash Flows from Operating Activities
Net (Loss)	$(443,591)	$(510,896)
Adjustments to reconcile net (loss) to
net cash provided from operating activities:
Depreciation and amortization	84,902	2,268
Loss on sale of investment	16,154	-
Common stock for services	202,854	403,688
(Increase) decrease in:
Accounts receivable	5,993	30,381
Prepaid expenses	1,390	-
Increase (decrease) in:
Accounts payable	48,226	1,014
Accrued expenses and other liabilities	7,586	3,388
Deferred revenue	(1,350)	(1,000)
Net Cash (Used in) Operating	(77,836)	(71,157)
Activities

Cash Flows from Investing Activities
Computer software development costs	-	(128,389)
Purchase of property and equipment	(666)	(8,727)
Proceeds from sale of investment	10,000	-
Purchase of Investment	-	(73,958)
Net Cash (Used In) Provided by
Investing Activities	9,334	(211,074)

Cash Flows from Financing Activities
Proceeds from note payable - line of credit	19,627	-
Payments made on note payable - insurance	(3,276)	-
Proceeds from issuance of stock	-	100,000
Proceeds from note payable -shareholder	32,500	-
Net Cash Provided by	48,851	100,000
Financing Activities
Net Change in Cash and Cash
Equivalents	(19,651)	(182,231)
Cash and Cash Equivalents at
Beginning of period	21,047	204,768
End of Period	$1,396	$22,537

The accompanying unaudited notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Information Systems Associates, Inc. (Company) was incorporated under the laws of the State of Florida on May 31, 1994.  The Company provides services and software system design for the planning and implementation of Computer Aided Facilities Management (CAFM) based asset management tools.

Results of operations for interim periods presented are not necessarily indicative of results of operations that might be expected for future interim periods or for the full fiscal year ending December 31, 2010.

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

NOTE 2 – CASH AND CASH EQUIVALENT

	As of June 30, 2010	As of December 31, 2009

Wachovia Bank (FDIC insured to $250,000)	$1,219	$20,805
Petty cash	177	242
Total cash and cash equivalent	$1,396	$21,047

NOTE 3 – PROPERTY AND EQUIPMENT

Computer software (developed)	$191,817	$191,817
Computer software (purchased)	590	590
Web site development	10,072	10,072
Furniture, fixtures, and equipment	26,713	26,047
	299,192	228,526
Less accumulated depreciation and amortization	139,140	54,238
	$90,052	$174,288

Depreciation and amortization expense	$84,902	$2,268

NOTE 4 – COMPUTER SOFTWARE DEVELOPED

In 2009, the Company completed development of an updated version of the “On Site Physical Inventory” (OSPI) product.  Version 2 was available as of December 1, 2009

The Company has capitalized the cost of the OSPI software using FASB Accounting Standards Codifications 350-40 “Internal Use Software” as follows:

	As of June 30, 2010	As of December 31, 2009
Development costs	$297,603	$297,603
Software license agreement – payments received	(135,257)	(135,257)
Software license agreement – marketing costs	29,471	29,471
	191,817	191,817
Less: accumulated depreciation and amortization	124,173	43,000
	$67,644	$148,818

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

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

NOTE 5 – INVESTMENT (cont’d)

On April 30, 2010 the Company entered into an agreement whereby 2,500,000 shares of stock held in Rubicon Software Group, lpc were sold to Rubicon.  In remuneration for this stock the Company received $10,000 and was relieved from paying $16,611 worth of outstanding invoices. In connection with this transaction, the Company recorded a loss on sale of security of $16,154.

NOTE 6 – NET (LOSS) PER SHARE

Basic earning per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding.  The dilutive EPS adds the dilutive effect of stock options and other stock equivalents.  During the six months ended June 30, 2010, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

NOTE 7 – INCOME TAXES

Income tax expense for the six months ended June 30, 2010 and 2009 are based on the Company’s estimate of the effective tax rate expected to be applicable for the full year.  The rate differs from the U.S. statutory rate primarily due to state taxes.

The Company has the following net operating
  loss carryovers for federal income tax purposes:

Expiring 2026     82,899
Expiring 2027   131,828
Expiring 2028   236,311
Expiring 2029  1,202,600
                                               $1,653,638

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended June 30, 2010 and 2009 is summarized as follows:

	2010	2009
Cash paid during the periods for interest and income taxes:
Income taxes	$ -	$ -
Interest	$ 1,119	$ -

Non-Cash Investing Activities:

Balance of consulting services for contributed capital	$470,500	$518,438
Consulting services prepaid for future months	(267,646)	(114,750)
Non-cash expense of consulting services for contributed capital	$202,854	$403,688
Forgiveness of vendor invoices for stock held as investment	$16,611	$-

NOTE 9 – OPERATING LEASE

The Company leases it Palm City, Florida facility.  On March 2, 2009 the lease was renewed for $1,200 per month.  The Company held an additional option to renew the lease “at the market price.” This renewed lease went into effect June 1, 2009. The rent expense as of June 30, 2010 and 2009 was $7,668 and $8,946, respectively.

NOTE 10 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wachovia Bank N.A.  The line of credit provides for borrowings up to $40,000.  The balance as of June 30, 2010 and December 31, 2009 was $39,682 and $20,055, respectively.  The interest rate is the Prime Rate plus 3%.  The President of the Company is a personal guaranty on the line of credit.

NOTE 11 – NOTE PAYABLE - INSURANCE

On September 14, 2009 the Company incurred short term financing for the purchase of insurance.  The note was for $9,735.  The interest rate on the debt is 4.959% and the note was  repaid May 17, 2010.

NOTE 12 – NOTE PAYABLE – SHAREHOLDER

In February, 2010, the Company obtained financing from a shareholder for working capital purposes. The amount of $32,500 will be repaid in eighteen months.  Interest accrues at a rate of 6% per annum.  There is no penalty for early payment.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

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

NOTE 14 – SHARE BASED PAYMENTS FOR SERVICES

On May 1, 2010 the Company entered into an agreement to receive website design and development, internet marketing and search engine optimization for one year. The consultants received 100,000 shares of company common stock.  Shares were valued at a current market price of $.20 per share.

On April 29, 2010 the Company entered into an agreement to receive assistance in the development of new data center management technologies. The consultants will also investigate a variety of associated topics regarding data center management. This agreement will run for one year. The consultants received 1,000,000 shares of company common stock.  Shares were valued at a current market price of $.20 per share.

On April 15, 2010 the Company entered into an agreement to receive marketing strategies, digital media and social media strategies to expand the Company’s investor base and improve shareholder communication. development for one year. The consultants received 400,000 shares of company common stock.  Shares were valued at a current market price of $.15 per share.

On September 11, 2009, the Company entered into an agreement to receive a variety of corporate consulting services. The contract will run for one year at a rate of $2,000 per month. In addition, the consultants received a commencement bonus of 300,000 shares of company common stock.  Shares were valued at current market price.

On September 8, 2008, the Company entered into an agreement to receive consulting services.  The consultants will provide 400 hours of service for 100,000 shares of common stock.  All services will be accounted for at a rate of $250 an hour.  89.75 hours and 114.75 hours at a cost of $ 28,688 and $22,438 were recorded as expense for the six months ended June 30, 2010 and 2009.

On September 12, 2008, the Company entered into agreements with three companies to receive a variety of consulting services.  Each agreement has a term of one year starting   August 1, 2008 and remuneration will be $250,000 per annum.  Each subsequent year, the annual rate will increase $12,500 while the agreement is in effect.  The Company had the option of paying the consultants in cash or common stock.  The Company decided to issue 1,000,000 shares of stock to the consulting firms as payment for services.  The value of stock will be at $.25 per share.  A pro-rata portion of these agreements of $65,625 and $125,000 has been expensed for the six months ended June 30, 2010 and 2009.

On May 25, 2010 a notice of non renewal, was sent to the one consulting company that continued to provide services starting August 1, 2009 at an agreed to rate of $262,500.  The Company issued 656,200 shares of common stock for the service provided.

On July 7, 2009 a notice of non renewal was forwarded to the other two companies.

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

NOTE 15 – MAJOR CUSTOMERS

One major customer accounted for $469,250 of revenue while two major customers accounted for $321,718 revenue for the six months ended June 30, 2010 and 2009, respectively.  These amounts represent 96% of the Company’s revenue for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and 2009, these customers accounted for 83% and 80% of accounts receivable, respectively.

NOTE 16 – SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued and have concluded that no subsequent events have occurred that require recognition or disclosure in the financial statements.

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

The products obtained from third parties are done so through executed Value Added Reseller Agreements.  Although each of the vendor’s agreements differs to some degree, the basic understandings are the same.  Information Systems Associates, Inc. is authorized by each of the vendors to offer the vendor’s software as solutions to Information Systems Associates’ clients.  In return, Information Systems Associates Inc. receives a commission on the sale of the software.  The percentage ranges between twenty (20) and thirty (30) percent of the sale.  On occasion, the Company provides pre-sales support services to the vendor’s clients.  In addition, Information Systems Associates, Inc.  is given the opportunity to implement the software solution and provide training to its clients.  On an ongoing basis, ISA can and do provide additional consulting services beyond those provided initially to the client.

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

Our customer list includes a number of leading organizations, such as Northrop Grumman Electronic Systems, Verizon, Huntington National Bank, T-Mobile USA, Inc., Cardinal Health, Inc. and General Electric.

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

Although we offer a broad range of asset network and facilities management solutions as Value Added Resellers, we face significant competition in each of the component product areas from the following companies:

  § Enterprise asset management – related solutions –  ShowRack, Nlyte, Visio
        § Facilities Management – related solutions – Archibus

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement:  availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending June 30, 2010.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The following discussion should be read in conjunction with the financial statements include in this report and is qualified in its entirety by the foregoing.

Revenues

Gross revenues were $234,986 and $491,140 for the three and six months ended June 30, 2010, respectively, compare to gross revenues of $136,248 and $335,332 for the three and six months ended June 30, 2009.  The increase 2010 revenue is due primarily to the increased sale of professional services, maintenance contracts and time and materials arrangements primarily to two new customers. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.

Income / Loss from Operations

We had a net loss of $233,970 and $443,591 from operations for the three and six months ended June 30, 2010, respectively.  We had a net loss of $304,457 and $510,896 from operations for the three and six months ended June 30, 2009, respectively. We have begun the amortization of the Software Development Costs in 2010 and taken on additional Consulting Expenses. This will add to Company overhead in the near future. We have also needed to take on additional administrative costs in order to position sales growth for the balance of 2010. There can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Expenses

Operating expenses for the three and six months ended June 30, 2010 and 2009 were $438,362 and $904,667, respectively.  Operating expenses for the three and six months ended June 30, 2009 were $407,199 and $812,008, respectively The higher operating expenses during 2010 were due primarily to Administrative and General Expenses, which were $291,948 and $119,036 for the six months ended June 30, 2010 and 2009 respectively. This increase in Administrative and General Expenses is primarily due to the increase in Travel and Entertainment of $72,996 and the increase of Amortization of Software of $81,173.

Income Taxes

There was no income tax benefit or expense recorded for the six months ended June 30, 2010 and 2009.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the six months ended June 30, 2010 and 2009.  We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $77,836 and $71,157 during the six months ended June 30, 2010 and 2009. Cash flows used in operations during the six months ended June 30, 2010 were primarily attributable to a net loss of $443,591, and partially offset with an increase in accounts payable of $48,226 and issuance of stock for services of $202,854. Cash flows used in operations during the six months ended June 30, 2009 were primarily attributable to a net loss of $510,896 and partially offset by the increase in accounts receivable of $30,381 and the issuance of stock for services of $403,688.

Cash flows provided by investing activities were $9,334 as compared to cash flows used in investing activities of $211,074 during the six months ended June 30, 2010 and 2009, respectively. Cash flows provided by investing activities in 2010 were attributable primarily to the sale of an investment. Cash flows used in investing activities in 2009 were attributable to $128,389 in costs incurred for software development (OSPI, v2) and web page design and $73,958 used in the purchase of an investment.

Cash flows provided by financing activities were $48,851 and $100,000 the six months ended June 30, 2010 and 2009. Cash flows provided by financing activities were attributable to additional borrowing on the line of credit and borrowing from a shareholder. Cash flows provided for from financing activities for six months ended June 30, 2009 were attributable to the issuance of common stock.

We had cash on hand of $1,396 and net working capital of $143,375 as of June 30, 2010.  If the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  Our current level of operations would require additional capital to sustain operations through year 2010.  Modifications to our business plans may require additional capital for us to operate.  For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital.  Failure to raise capital may result in lower revenues and market share for us.  In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. On April 24, 2009, Phuture World, Inc. filed a complaint in the case captioned Phuture World, Inc. v. Information Systems Associates, Inc. and Joseph Coschera, Case No. 562009 CA 3086, 19th Judicial Circuit in and for St. Lucie County Florida.  Phuture World alleges that the Company and its President breached the terms of a certain software development contract, and it seeks damages in excess of $15,000.  The plaintiff recently amended its complaint to eliminate its claims against the President. The Company terminated the software contract at issue in the case prior to the filing of the case, and it no longer uses the services of Phuture World.  The Company is contesting this lawsuit and believes that it has defenses to the claims made by Phuture World and that the allegations made against the President, who acted at all time on the Company's behalf in dealing with the plaintiff, are frivolous.  The Company intends to vigorously defend itself and believes that it has damage claims of its own that it intends to pursue against Phuture World for Phuture World's failure to provide the software required under the contract between Phuture World and the Company.  The Company believes that the outcome of this lawsuit will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

Information Systems Associates, Inc.
Date: August 13, 2010	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: August 13, 2010	By:	/s/ Michael R. Hull
Michael R. Hull Chief Financial Officer