Form 10-Q
period 2010-09-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2010-11-12
CIK 1396536

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2010

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of September 30, 2010:     21,566,084

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

INFORMATION SYSTEMS ASSOCIATES, INC.

TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$57,811	$21,047
Accounts receivable	198,568	34,809
Prepaid consulting	195,875	190,500
Prepaid expenses	11,713	7,689

Total Current Assets	463,967	254,045

Property and Equipment (net)	47,601	174,288

Other Assets
Investments	-	60,559

TOTAL ASSETS	$511,568	$488,892

.
See Notes to Condensed Financial Statements

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$76,323	$66,910
Accrued expenses and other liabilities	73,531	21,196
Note payable - line of credit	37,863	20,055
Note payable - insurance	5,505	3,276
Note payable -shareholder	25,000	-
Deferred revenue	4,442	1,879
Total Current Liabilities	222,664	113,316

Total Liabilities	222,664	113,316

Stockholders' Equity
Common stock-$.001 par value, 50,000,000 shares
authorized, 21,566,084 and 18,266,084 issued and
outstanding as of September 30, 2010
and December 31, 2009, respectively	21,566	18,266
Additional paid in capital	2,655,912	2,179,213
Accumulated deficit	(2,388,574)	(1,808,504)
Accumulated other comprehensive (loss)	-	(13,399)

Total Stockholders' Equity	288,904	375,576

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$511,568	$488,892

See Notes to Condensed Financial Statements

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$305,933	$271,533	$797,573	$606,865

Cost of Sales	10,698	625	25,138	35,670

Gross Profit	295,235	270,908	772,435	571,195

Operating Expenses
Administrative and general	164,680	88,615	456,628	206,942
Payroll and payroll taxes	48,355	52,790	184,146	156,269
Professional	194,221	275,201	664,414	865,403
Total Operating Expenses	407,256	416,606	1,305,188	1,228,614

(Loss) Income Before Other Income
and (Expense)	(112,021)	(145,698)	(532,753)	(657,419)

Other Income (Expense)
Interest Income	-	2	-	827
Loss on sale of security	(31,194)	-	(47,347)	-
Miscellaneous income	-	-	30	-
Total other income (expense)	(31,194)	2	(47,317)	827

Net (Loss)	(143,215)	(145,696)	(580,070)	(656,592)

Other Comprehensive (Loss)
Unrealized gain/(loss) on securities:
Arising during the quarter	17,794	(12,600)	13,399	1,242

Total other comprehensive (loss)	17,794	(12,600)	13,399	1,242

Comprehensive (Loss)	$(125,421)	$(158,296)	$(566,671)	$(655,350)

Basic and Fully Diluted Earnings (Loss) per Share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Weighted average common shares
outstanding	21,016,086	16,811,222	19,245,253	17,594,001

See Notes to Condensed Financial Statements

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2010	2009
Cash Flows from Operating Activities
Net (Loss)	$(580,070)	$(656,592)
Adjustments to reconcile net (loss) to
net cash provided from operating activities:
Depreciation and amortization	127,353	3,728
Loss on sale of investment	47,347	-
Common stock for services	314,624	517,188

(Increase) decrease in:
Accounts receivable	(163,759)	(47,635)
Prepaid expenses	(4,024)	(9,921)
Increase (decrease) in:
Accounts payable	9,413	9,467
Accrued expenses and other liabilities	68,946	(9,109)
Other liabilities	-	100
Deferred revenue	2,563	(1,500)

Net Cash (Used in) Operating Activities	(177,607)	(194,274)

Cash Flows from Investing Activities
Computer software development costs	-	(128,389)
Purchase of property and equipment	(666)	(9,149)
Proceeds from sale of investment	10,000	-
Purchase of Investment	-	(73,958)

Net Cash (Used In) Provided by
Investing Activities	9,334	(211,496)

Cash Flows from Financing Activities
Proceeds/(payments) from note payable - line of credit	17,808	-
Proceeds/(payments) made on note payable - insurance	2,229	5,242
Proceeds from issuance of stock	160,000	250,000
Proceeds/(payments) from note payable - shareholders	25,000	-

Net Cash Provided by Financing Activities	205,037	255,242

Net Change in Cash and Cash Equivalents	36,764	(150,528)

Cash and Cash Equivalents at
Beginning of period	21,047	204,768

End of Period	$57,811	$54,240

See Notes to Condensed Financial Statements

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

Recent Accounting Pronouncements

In February, 2010, the FASB issued an amendment to Accounting Standards Codification 855, “Subsequent Events”.  An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. This created potential conflicts with issuers who also filed with the Securities and Exchange Commission.  An entity that is defined as an “SEC filer” is not required to disclose the date through which subsequent events have been evaluated. This amendment is effective for interim periods ending after September 30, 2010.

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

NOTE 2 - CASH AND CASH EQUIVALENT

	As of September 30, 2010	As of December 31, 2009

Wachovia Bank (FDIC insured to $250,000)	$57,634	$20,805
Petty cash	177	242
Total cash and cash equivalent	$57,811	$21,047

NOTE 3 - PROPERTY AND EQUIPMENT

	As of September 30, 2010	As of December 31, 2009

Computer software (developed)	$191,817	$191,817
Computer software (purchased)	590	590
Web site development	10,072	10,072
Furniture, fixtures, and equipment	26,713	26,047
	229,192	228,526
Less accumulated depreciation and amortization	181,591	54,238
	$47,601	$174,288

Depreciation and amortization expense for property and equipment was $127,353 and $ 3,728 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 4 - COMPUTER SOFTWARE DEVELOPED

In 2009, the Company completed development of an updated version of the “On Site Physical Inventory” (OSPI) product.  Version 2 was available as of December 1, 2009

The Company has capitalized the cost of the OSPI software using FASB Accounting Standards Codifications 350-40 “Internal Use Software” as follows:

	As of September 30, 2010	As of December 31, 2009

Development costs	$297,603	$297,603
Software license agreement – payments received	(135,257)	(135,257)
Software license agreement – marketing costs	29,471	29,471
	191,817	191,817
Less: accumulated depreciation and amortization	164,760	43,000
	$27,057	$148,818

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

The Company agreed to purchase 2,500,000 ordinary shares for a subscription price of £.02 (two pence) a share. The total cost of the subscription was $73,958. Within ninety days of the subscription date, the Company could purchase an additional 2,500,000 shares at the same subscription price in British pounds.  The ninety day period has lapsed with the Company not purchasing any additional shares.

Also, the Company has the ability, over the next three years, of subscribing to a maximum 5,000,000 warrant shares. Each warranted share will be at a subscription price of £.05 (five pence) per share and will be issued in offerings of 100,000 shares.  The number of subscripted shares will be based on gross revenue received by Rubicon Software Group, lpc.

On April 30, 2010 the Company entered into an agreement whereby 2,500,000 shares of stock held in Rubicon Software Group, lpc were sold to Rubicon.  In remuneration for this stock the Company received $10,000 and was relieved from paying $16,611 worth of outstanding invoices. In connection with this transaction, the Company recorded a loss on sale of security of $47,347.

NOTE 6 – NET (LOSS) PER SHARE

Basic earning per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding.  The dilutive EPS adds the dilutive effect of stock options and other stock equivalents.  During the nine months ended September 30, 2010, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

NOTE 7 – INCOME TAXES

Income tax expense for the nine months ended September 30, 2010 and 2009 are based on the Company’s estimate of the effective tax rate expected to be applicable for the full year.  The rate differs from the U.S. statutory rate primarily due to state taxes.

The Company has the following net operating
  loss carryovers for federal income tax purposes:

Expiring 2026      82,899
Expiring 2027    131,828
Expiring 2028    236,311
Expiring 2029 1,202,600
                                              $1,653,638

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended September 30, 2010 and 2009 is summarized as follows:

	2010	2009

Cash paid during the periods for interest and
income taxes:
Income taxes	$-	$-
Interest	$1,945	$-

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION (cont’d)

Non-Cash Investing Activities:
Balance of consulting services for
contributed capital	$470,500	$518,438
Consulting services prepaid for future months	(169,208)	(114,750)
Non-cash expense of consulting services for
contributed capital	$301,292	$403,688
Forgiveness of vendor invoices for stock held
as investment	$16,611	$-

NOTE 9 – OPERATING LEASE

The Company leases its Palm City, Florida facility.  On March 2, 2009 the lease was renewed for $1,200 per month.  The Company held an additional option to renew the lease “at the market price.” This renewed lease went into effect June 1, 2009. The rent expense as of September 30, 2010 and 2009 was $11,502 and $12,780, respectively.

NOTE 10 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wachovia Bank N.A.  The line of credit provides for borrowings up to $40,000.  The balance as of September 30, 2010 and December 31, 2009 was $37,863 and $20,055, respectively.  The interest rate is the Prime Rate plus 3%.  The President of the Company is a personal guarantor on the line of credit.

NOTE 11 – NOTE PAYABLE - INSURANCE

On August 31, 2010, the Company incurred short term financing for the purchase of insurance. The note was for $5,720.  The interest rate on the debt is 4.96% and will be repaid May 31, 2011. The balance as of September 30, 2010 was $ 5,505.

On September 14, 2009 the Company incurred short term financing for the purchase of insurance.  The note was for $9,735.  The interest rate on the debt is 4.959% and the note was repaid May 17, 2010. The balance as of December 31, 2009 was $3,276.

NOTE 12 – NOTE PAYABLE – SHAREHOLDER

In February, 2010, the Company obtained financing from a shareholder for working capital purposes. The amount of $32,500 will be repaid in eighteen months.  Interest accrues at a rate of 6% per annum.  There is no penalty for early payment. On August 12, 2010 the shareholder was repaid $7,500.

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

NOTE 14 – SHARE BASED PAYMENTS FOR SERVICES

In May 2010, the Company issued 200,000 shares of restricted common stock to two directors.  The stock will vest in May 2011. Shares were valued at the current market price of $.20 per share.

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

On September 8, 2008, the Company entered into an agreement to receive consulting services.  The consultants will provide 400 hours of service for 100,000 shares of common stock.  All services will be accounted for at a rate of $250 an hour.  116 hours and 143.75 hours at a cost of $ 29,000 and $35,938 were recorded as expense for the nine months ended September 30, 2010 and 2009.

INFORMATION SYSTEMS ASSOCIATES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 14 – SHARE BASED PAYMENTS FOR SERVICES (cont’d)

On September 12, 2008, the Company entered into agreements with three companies to receive a variety of consulting services.  Each agreement has a term of one year starting   August 1, 2008 and remuneration will be $250,000 per annum.  Each subsequent year, the annual rate will increase $12,500 while the agreement is in effect.  The Company had the option of paying the consultants in cash or common stock.  The Company decided to issue 1,000,000 shares of stock to the consulting firms as payment for services.  The value of stock will be at $.25 per share.  A pro-rata portion of these agreements of $153,125 and $481,250 has been expensed for the nine months ended September 30, 2010 and 2009.

On May 25, 2010 a notice of non renewal, was sent to the one consulting company that continued to provide services from August 1, 2009 to July 31, 2010 at an agreed to rate of $262,500.  The Company issued 656,200 shares of common stock for the service provided.

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
1,000,000 share option to acquire shares at $2.00 per share
1,000,000 share option to acquire shares at $3.00 per share
1,000,000 share option to acquire shares at $4.00 per share
1,000,000 share option to acquire shares at $5.00 per share

To determine the valuation of the options, ASC 718-10 requires a valuation technique to estimate the fair value of the options issued.  The Black-Scholes Model incorporates the various characteristics for proper valuation.  As of September 30, 2008, the valuation of the options was determined to be $0.

NOTE 15 – MAJOR CUSTOMERS

One major customer accounted for $727,751 of revenue while two major customers accounted for $565,584 revenue for the nine months ended September 30, 2010 and 2009, respectively.  These amounts represent 91% and 93% of the Company’s revenue for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and 2009, these customers accounted for 72% and 66% of accounts receivable, respectively.

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

In 1995, we became a Business Partner (a/k/a Value Added Reseller) with Avocent Huntsville Corp. (formally Aperture Technologies Inc.) of Stamford, CT.  (It should be noted that the term “Business Partner” is somewhat misleading because in reality we are simply a subcontractor for Avocent).  At that time, Avocent’s Network Management tools (“System”), was one of the leading solutions in it field.  For more than five years, Avocent Huntsville Corp.(formally Aperture Technologies Inc.) has provided enterprise asset management solutions to customers in the United States, Europe and Asia and Pacific Rim.  During this same timeframe, we have offered Advocent’s enterprise asset management solutions to customers and prospects in North America.

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

All of the products listed under our Value Added Reseller relationships (Vista, Vision FM, and RACKWISE DCM) are products developed by third parties.

The products obtained from third parties are done so through executed Value Added Reseller Agreements.  Although each of the vendor’s agreements differs to some degree, the basic understandings are the same.  Information Systems Associates, Inc. is authorized by each of the vendors to offer the vendor’s software as solutions to Information Systems Associates’ clients.  In return, Information Systems Associates Inc. receives a commission on the sale of the software.  The percentage ranges between twenty (20) and thirty (30) percent of the sale.  On occasion, the Company provides pre-sales support services to the vendor’s clients.  In addition, Information Systems Associates, Inc. is given the opportunity to implement the software solution and provide training to its clients.  On an ongoing basis, ISA can and does provide additional consulting services beyond those provided initially to the client.

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

In addition to enterprise asset management solutions, we offer facilities solutions.  These are natural extensions to enterprise asset management solutions, as organizations seek to extend asset management and corporate-level planning and tracking onto other elements of the asset lifecycle.  The reference to “facilities solutions” includes software application products that are used by corporate Real Estate departments and to software application products used by Data Center Management IT (Information Technology) to track their computer assets from a financial perspective as well as their usage and connectivity within the corporate IT (Information Technology) network.

PRODUCTS AND SERVICES

Advocent’s VISTA

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

VISTA600 by Avocent Huntsville Corp. provides IT Management with the key information and intelligence to reduce operational risk and improve efficiency in the data center.

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
  Enterprise asset management - related solutions - ShowRack, Nlyte, Visio
  Facilities Management - related solutions - Archibus
In addition, we face competition from organizations that use in-house developers to develop solutions for certain elements of the asset management.

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

ISA competes for business based on the recommendations of the software vendors for whose product solutions our data collection software is compatible.  At the present time, ON SITE PHYSICAL INVENTORYTM is compatible with two vendor’s solution; VISTA600 by Avocent Huntsville Corp. (formally Aperture Technologies Inc.) and RACKWISE DCM by Visual Network Design.  ISA believes that its current pricing structure combined with the extensive number of data validation processes included in its product make it very competitive.  In a recent trade show at which we exhibited in San Francisco, ISA was the only vendor offering a data collection solution.  The vast majority of data collection services in existence are focused on the retail industry.  Of the competitors that we have been able to identify, our research has not produced any information that would lead us to believe that the competitors can provide the same level of quality services that ISA is capable of delivering with its software solution.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement:  availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending September 30, 2010.

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

Software Development Costs

The Company accounts for costs incurred to develop computer software for internal use in accordance with FASB Accounting Standards Codification 350-40 “Internal-Use Software”.  As required by ASC 350-40, we capitalize the costs incurred during the application development state, which include costs to design the software configuration and interfaces, coding, installation, and testing.  Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred.  Capitalized development costs are amortized over the estimated useful life.  Costs incurred to maintain existing product offerings are expensed as incurred.  The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following discussion should be read in conjunction with the financial statements include in this report and is qualified in its entirety by the foregoing.

Revenues

Gross revenues were $305,933 and $797,573 for the three and nine months ended September 30, 2010, respectively, compared to gross revenues of $271,533 and $606,865 for the three and nine months ended September 30, 2009.  The increase in 2010 revenue is due primarily to the increased sale of professional services, maintenance contracts and time and materials arrangements primarily to two new customers. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.

Income / Loss from Operations

We had a net loss of $125,421 and $566,671 from operations for the three and nine months ended September 30, 2010, respectively.  We had a net loss of $158,296 and $655,350 from operations for the three and nine months ended September 30, 2009, respectively. We have begun the amortization of the Software Development Costs in 2010 and taken on additional Consulting Expenses. This will add to Company overhead in the near future. We have also needed to take on additional administrative costs in order to position sales growth for the balance of 2010. There can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Expenses

Operating expenses for the three and nine months ended September 30, 2010 were $407,256 and $1,305,188, respectively.  Operating expenses for the three and nine months ended September 30, 2009 were $416,606 and $1,228,614, respectively The higher operating expenses during 2010 were due primarily to Administrative and General Expenses, which were $456,628 and $206,942 for the nine months ended September 30, 2010 and 2009 respectively. This increase in Administrative and General Expenses is primarily due to the increase in Travel and Entertainment of $85,868 and the increase of Amortization of Software of $121,760.

Income Taxes

There was no income tax benefit or expense recorded for the nine months ended September 30, 2010 and 2009.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the nine months ended September 30, 2010 and 2009.  We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $177,607 and $194,274 during the nine months ended September 30, 2010 and 2009. Cash flows used in operations during the nine months ended September 30, 2010 were primarily attributable to a net loss of $580,070 and an increase in accounts receivable of $163,759 and was partially offset with an increase in accounts payable of $68,946and issuance of stock for services of $314,624. Cash flows used in operations during the nine months ended September 30, 2009 were primarily attributable to a net loss of $656,592 and partially offset by the issuance of stock for services of $517,188.

Cash flows provided by investing activities were $9,334 as compared to cash flows used in investing activities of $211,496 during the nine months ended September 30, 2010 and 2009, respectively. Cash flows provided by investing activities in 2010 were attributable primarily to the sale of an investment. Cash flows used in investing activities in 2009 were attributable to $128,389 in costs incurred for software development (OSPI, v2) and web page design and $73,958 used in the purchase of common stock in Rubicon Software Group, plc.

Cash flows provided by financing activities were $205,037 and $255,242 during the nine months ended September 30, 2010 and 2009. Cash flows provided by financing activities were attributable to additional borrowing on the line of credit; proceeds from the issuance of stock and borrowing from a shareholder. Cash flows provided for from financing activities were $255,242 for nine months ended September 30, 2009 and attributed to proceeds from the issuance of common stock and incurring of a note payable.

We had cash on hand of $57,811 and net working capital of $241,303 as of September 30, 2010.  If the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  Our current level of operations would require additional capital to sustain operations through year 2010.  Modifications to our business plans may require additional capital for us to operate.  For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital.  Failure to raise capital may result in lower revenues and market share for us.  In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. On April 24, 2009, Phuture World, Inc. filed a complaint in the case captioned Phuture World, Inc. v. Information Systems Associates, Inc. and Joseph Coschera, Case No. 562009 CA 3086, 19th Judicial Circuit in and for St. Lucie County Florida.  Phuture World originally alleged that the Company and its President breached the terms of a certain software development contract, and it sought damages in excess of $15,000.  The plaintiff dropped all claims against the President and eliminated some of its other claims against the Company. The Company terminated the software contract at issue in the case prior to the filing of the case, and it no longer uses the services of Phuture World.  The Company is contesting this lawsuit and believes that it has defenses to the claims made by Phuture World.  The Company is vigorously defending itself and has filed and is pursuing damage claims of its own against Phuture World for Phuture World's failure to provide the software required under the contract between Phuture World and the Company.  The Company believes that the outcome of this lawsuit will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

Information Systems Associates, Inc.
Date: November 12, 2010	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: November 12, 2010	By:	/s/ Michael R. Hull
Michael R. Hull Chief Financial Officer