Form 10-K
period 2010-12-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2011-03-30
CIK 1396536

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934. For the fiscal year ended December 31, 2010
	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.

 (Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

 1151 SW 30th Street, Ste E Palm City, FL 34990

(Address of principal executive offices)

(772) 403-2992

(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class Name of each exchange

on which registered

None Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes      No 

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. 

Indicate by check mark if the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes  No 

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 402 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

The aggregate market value of the issuer’s Common Stock held by non-affiliates as of June 30, 2010 was $2,748,556.

Number of shares of common stock outstanding as of March 28, 2011:     27,316,084

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. 

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  No 

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

BUSINESS OVERVIEW

We have been in business since May of 1994. During the first twelve (12) years of operation, the primary focus of the business was to offer for sale, through ISA’s Value Added Reseller Agreements in place in several of the industry leaders, software products and services that allow companies to track and manage assets, primarily in the realm of corporate real estate and corporate IT network infrastructure including equipment maintained in corporate data centers. We refer to our product and services suite as asset management solutions. Our solutions reduce sourcing, procurement and tracking costs, improve tracking of data center assets.

In 1995, we became a Business Partner (a/k/a Value Added Reseller) with Avocent Huntsville Corp. (formerly Aperture Technologies Inc.) of Stamford, CT. At that time, Avocent’s Network Management tools (“System”), was one of the leading solutions in the IT field. For more than five years, Avocent Huntsville Corp. provided enterprise asset management solutions to customers in the United States, Europe and Asia and Pacific Rim. During this same timeframe, we offered Advocent’s enterprise asset management solutions to customers and prospects in North America.

The typical Value Added Reseller Agreement allows the vendor’s partner/subcontractor (in this case ISA) the ability to offer to its client’s and prospects a Commercial Off The Shelf (COTS) software solution to address a particular business problem. The primary focus of ISA’s business is working data center operations, network management department and corporate real estate department to identify and then implement a software solution which addresses their needs based upon extensive research done prior to the selection and culminating in the purchase by the client and implementation by ISA of the chosen solution.

All of the products listed under our Value Added Reseller relationships (Vista, Vision FM, and RACKWISE DCM) are products developed by third parties.

The products obtained from third parties are done so through executed Value Added Reseller Agreements. Although each of the vendor’s agreements differs to some degree, the basic understandings are the same. Information Systems Associates, Inc. is authorized by each of the vendors to offer the vendor’s software as solutions to Information Systems Associates’ clients. In return, Information Systems Associates Inc. receives a commission on the sale of the software. The percentage ranges between twenty (20) and thirty (35) percent of the sale. The Company also may provide pre-sales support services to the vendor’s clients. In addition, Information Systems Associates, Inc. implements the software solution and provides training to its clients. On an ongoing basis, ISA can and does provide additional consulting services beyond those provided initially to the client.

The need for a better way to capture corporate IT asset information became evident to ISA’s management team. After reviewing the methods and technology in use at that time (1st Quarter 2006) for the purpose of data collection, it was decided within ISA to define a data collection process and subsequently to design and build a software solution capable of delivering quality data (output) through the use of programming techniques that incorporated many of the much needed features and capabilities, especially real time data validation. The result was that by year end of 2007 ON SITE PHYSICAL INVENTORY® (OSPI® ) was available for resale.

(1)

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

On April 17, 2009, we entered into a strategic alliance and became an investor with Rubicon Software Group, plc. This agreement will create an opening into the European market as well as provide cost effective software development. We continue to retain Rubicon as a provider of maintenance and product updates for OSPI®

INDUSTRY BACKGROUND AND OVERVIEW

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

VISTA600 by Avocent Huntsville Corp. provides IT Management with the key information and intelligence to reduce operational risk and improve efficiency in the data center. ISA has in the past and continues to provide consulting services, including data collection using its patented OSPI® system to Aperture’s clients.

(2)

VisionFM

VisionFM includes a very flexible asset management system capable of tracking everything from building components such as space utilization to office supplies. The Facilities Manager can define maintenance schedules for which the VisionFM system will generate alerts to those responsible for performing those services and track their status to completion.

ISA assists clients in the selection of VisionFM and provides implementation and training services as needed.

RACKWISE DMC

RACKWISE DMCTM services and products deliver key features to simplify and reduce the time consumed designing, modeling and operating the physical infrastructure of a datacenter. The features of Rackwise include:

•    Auto-build visual documentation from imported bill of materials

•    Cost savings analysis and reporting

•    Modeling and impact analysis of datacenter designs and modifications

•    Space, power, cooling, and cable management

•    Generate detailed datacenter and rack visualizations

•    Ensure racks and the datacenter are within design limits

•    Instantly find available datacenter resources

•    Improve utilization of power and space

Rubicon Software Group

Rubicon Software works closely with organizations to develop customized software solutions. Rubicon worked closely with ISA in the development of OSPI® v2.

RELATED SERVICES

In connection with our software offerings, we provide the following services to our customers: Consulting

A significant number of our customers request our advice regarding their business and technical processes, often in conjunction with a scoping exercise conducted both before and after the execution of a contract. This advice can relate to the selection of a DCIM or Facilities Management software system, assisting in the development of technical specifications, and recommendations regarding internal workflow activities.

Customization and Implementation

Based generally upon the up-front scoping activities, we are able to customize solutions to meet the customer’s particular needs. This process can vary in length depending on the degree of customization, the resources applied by the customer and the customer’s business requirements. We work closely with our customers to ensure that features and functionality meet their expectations. We also provide the professional services work required for the implementation of the selected solutions, including the loading of data, documentation of business processes, and integration to other systems.

(3)

Training

Upon completion of implementation (and often during implementation), we train customer personnel to utilize the chosen Solutions.. Training can be conducted in one-on-one or group situations. We also conduct “train the trainer” sessions.

Maintenance and Support

We provide regular software upgrades and ongoing support to our customers.

We have been providing consulting, customization and implementation, training, maintenance and support services to our customers since 1994.

THIRD PARTY OFFERINGS

Other Partner Relationships

In addition to the sale of our core solutions and services, we entered into marketing or co-marketing agreements with companies that offer services that are complementary to our offerings. We market these complementary services to our customers and prospects and earn a referral fee if these services are purchased. In some cases our marketing partner markets our solutions to its customers and prospects and can earn a referral fee. At the present time, we have two marketing partners. They are Forsythe Solutions Group, Inc. (Forsythe) and Total Site Solutions, Inc. (TSS)

Forsythe serves as a technology infrastructure solutions provider, helping organizations across all industries, including Fortune 1000 companies, manage the cost and risk of their information technology. Forsythe’s data center services help organizations navigate through some of the more infrequent aspects of owning and operating a mission-critical environment—data center planning and information technology relocation. Our data collection solution OSPI®, and the services offered by us in conjunction with OSPI® are perfectly matched to the needs of Forsythe’s customer’s, for whom they (Forsythe) are either planning a new data center, expanding an existing data center or moving a data center to a new location. In the current environment of corporate acquisitions and downsizing, the services offered by Forsythe and in turn complimented by our offerings are well suited for these purposes.

TSS specializes in providing a single source solution for companies requiring highly technical facility integration and precision project execution for mission-critical facilities. ISA’s data collection solution OSPI® and the services offered by us in conjunction with OSPI® are perfectly matched to the needs of TSS’s customers. We have completed data collection services for two TSS clients.

BUSINESS CYCLES

Since many of our customers are large organizations or quasi-governmental entities, we may experience increasingly longer sales and collection cycles.

CUSTOMERS

We provide our solutions to customers in a variety of industries, including: healthcare, public authorities, and financial services sectors. Our services are not industry specific and therefore are not limited by industry.

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

(4)

We began our relationship with General Electric in 2008 by providing data center audit services. This was followed by providing data collection services. In September, 2008 GE purchased one of the first licenses for OSPI® and the related handheld devices and support services.

Revenue for select clients during fiscal year 2010

Customer	Solutions(s)	Revenue % of Overall
ITRAC	Aperture VISTA	5.21%
Northrop Grumman	VisionFM	1.61%
Visual Network Design, Inc.	Aperture VISTA	6.05%

Revenue for select clients during fiscal year 2009

Customer	Solutions(s)	Revenue % of Overall
Comcast	Aperture VISTA	3.09%
NCCI	VisionFM	8.62%
Emerson	Aperture VISTA	3.76%

SALES AND MARKETING

We previously marketed our services primarily through referrals from companies with whom ISA had either a reseller’s agreement in place, are authorized to provide consulting service to their client’s, or both.

Potential customers were identified through direct contact, responses to requests for information, attendance at trade shows and through industry contacts. We principally focused on professionals and ongoing lead generation through our partner relationships and their VAR (Valued Added Reseller) program referrals.

We use reference customers to assist us in our marketing efforts, both through direct contact with potential customers and through site branding and case studies. We also rely on our co-marketing partners to assist in our marketing efforts.

In January 2011, the company hired sales and marketing representatives to pursue potential customers and channel distribution relationships.

TECHNOLOGY PLATFORM

As Valued Added Resellers, Information Systems Associates, Inc. has sought out and identified those solutions that are based upon proven technology platforms and contain the desired functionality to meet or exceed its client’s expectations.

Our partner’s technology platform are based on Microsoft core applications, including the Windows operating system and a relational database, all residing on scalable server hardware.

This platform is widely accepted within commercial business and government entities worldwide.

(5)

RESEARCH AND DEVELOPMENT

Our initial software development was aimed at defining the core functionality elements of our software application OSPI® , the features and functionality of the follow-up releases, the development of new software components, and the integration of superior third party technology into our environment. .

The strategic alliance with Rubicon allowed us to rewrite OSPI®, version 2, on budget and within the prescribed time frame. OSPI®, version 2 became available December 1, 2009.

COMPETITION

The market for our asset management suite is moderately competitive based on the most recent competitive analysis conducted by ISA. The companies we compete with have much greater financial, technical, research and development resources than us.

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

The data collection services field has been in existence for many industries for years. The idea of hiring outside companies to conduct inventories of corporate data centers is not new. There are many vendors in this space today that are using techniques that employ the use of text based list or a formatted spread sheet. Information Systems Associates has developed a data collection process for IT assets that employs real time data validation, combined bar code scanning which as best as can be determined is unique in the industry. The major importance of this approach is that the data exported (extracted) from Information Systems Associates’ data collection application has been validated and is available immediately to be imported into the client’s asset management solution. This saves a significant amount of time (could be days or even weeks) in researching errors that are uncovered by the application at the time of the data import.

To become more competitive, we will need to make investments in new product development and improve our market visibility and financial situation. A prime example of this investment is OSPI®, version 2 which provides a cost efficient solution.

Although we offer a broad range of asset network and facilities management solutions as Value Added Resellers, we face significant competition in each of the component product areas from the following companies:

▪  Enterprise asset management – related solutions – ShowRack, Nlyte, iTRACS

▪  Facilities Management – related solutions – Archibus

In addition, we face competition from organizations that use in-house developers to develop solutions for certain elements of the asset management.

ISA considers data collection and the software it has developed to perform these services, OSPI®, to be one of the two areas of focus for our business. It is the intent of ISA management to promote the software as the practical solution to the specific problems encountered during the data collection process for IT (Information Technology) assets. The promotion of the product and services occurs through direct sales and marketing as well as via industry trade show exhibition and mailings to a targeted audience.

ISA competes for business based on the recommendations of the software vendors for whose product solutions our data collection software is compatible. At the present time, OSPI® is compatible with two vendor’s solution; VISTA600 by Avocent Huntsville Corp. (formally Aperture Technologies Inc.) and RACKWISE DCM by Visual Network Design. ISA believes that its current pricing structure combined with the extensive number of data validation processes included in its product make it very competitive. The vast majority of data collection services in existence are focused on the retail industry. Of the competitors that we have been able to identify, our research has not produced any information that would lead us to believe that the competitors can provide the same level of quality services that ISA is capable of delivering with its software solution.

(6)

Visual Network Design (VND) does not assign exclusive geographical areas to Value Added Resellers as this would limit the VAR’s potential as it relates to the sale of software and services. ISA in now being actively engaged by Visual Network Design to deliver consulting services to its customers (solution installation, data load and training) and offers a “turnkey” service to their clients in which ISA provides the IT asset data collection, RACKWISE DMC software installation, data import (using the data collected previously) and client training in the use of the RACKWISE DMC software. ISA and VND management have identified the role that ISA will play in supporting Visual Network Design’s deployment of RACKWISE DCM.

PLAN OF OPERATION

Our major activity is around the sale of asset management software and services related to the software. We have recently:

• Received a Copyright for OSPI®
• Received a Trademark for ON SITE PHYSICAL INVENTORYTM
• U.S. Patent Number 7,752,088 was issued for OSPI® method on July 6,2010

We have hired Dom Lesme as our Chief Operating Officer. Initially, Dom’s primary responsibilities are to build an internal sales and marketing staff whereby ISA can directly market and sell its systems and services directly to potential customers. In addition, Dom has hired Bill Nelson as our Director of Product Strategy. Dom, along with Bill and the CEO, Joe Coschera, are developing the short and long term evolution of OSPI creating a Product Requirements Document (PRD) that will become ISA’s product roadmap.

Our business strategy is to expand our customer base, through superior software functionality and the industry expertise of our employees. In particular, our strategy is comprised of the following key components:

Expand Joint Venture with Visual Network Design, Inc. and Increase Our Customer Base

Working alongside Visual Network Design, Inc., we anticipate an increase in services revenue due largely to the fact that our core service competencies are in alignment with the needs of Visual Network Design, Inc.’s customer base. We have executed a Value Added Reseller Agreement by which ISA is identified on each services quotation submitted by Visual Network Design, Inc. to its prospective clients. ISA is the exclusive provider of data collection services for Visual Network Design’s customers. Visual Network Design Inc. utilizes ISA’s technical services to support their software solution (RACKWISE DCM) at their client locations which includes the installation, implementation and training of their clients in the proper use and maintenance of the RACKWISE DCM solution.

Strengthen our position as an enterprise asset management solution integrator and improve our visibility among target sectors. Information Systems Associates, Inc. has earned the reputation of a capable solution integrator. While we have expanded our customer base, Information Systems Associates, Inc. is committed to solidifying our position as an enterprise asset management company.

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

Enter Into and Maximize Alliances

We have marketing and other relationships with Avocent Huntsville Corp., Visual Network Design, Inc., and Vision Facilities Management LTD. We believe that these and future relationships will help provide us with access to important industry participants and will help increase our brand awareness.

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

(7)

ITEM 1A. RISK FACTORS

The following is a summary of material risks and uncertainties which we face in our business.

Our Limited Operating History and Lack of Revenues Makes Evaluating Our Business and Prospects Difficult

While our competitors have operated software development companies for a significant period of time, we have only had limited operations and revenues since our inception in May of 1994. As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we show losses of $808,773, $1,009,195, and $626,108 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Now that our common stock has become tradable on the Over the Counter Bulletin Board, prospective purchasers will be able to purchase our common stock in the open market. The Selling Security Holders will be able to sell the shares covered by this prospectus on the open market. In addition, because our principal stockholder, Joseph Coschera, owns approximately 29% of our common stock he may dispose of a substantial percentage of his stock after a six month holding period subject to the limitations of Rule 144 under the Securities Act of 1933, as amended. In general, these limitations impose a maximum sale requirement equal to the greater of an amount during the preceding three months of 1% of our outstanding shares or an amount equal to the average weekly reported volume of trading in our common stock on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of a Rule 144 notice. In addition, there are other requirements imposed by Rule 144, including manner of sale and other requirements. If substantial amounts of any of these shares are sold either on the open market or pursuant to Rule 144, there may be downward price pressures on our common stock price, causing the market price of our common stock to decrease in value. In addition, this selling activity could:

•        Decrease the level of public interest in our common stock;

•        Inhibit buying activity that might otherwise help support the market price of our common stock; and

•        Prevent possible upward price movements in our common stock.

We May Be Unable To Obtain The Additional Funding Needed To Enable Us To Operate Profitably In The Future.

Other than the line of credit, we have no other credit facility or other committed sources of capital sufficient to fund our business plan. We may be unable to establish credit arrangements on satisfactory terms. If capital resources are insufficient to meet our future capital requirements, we may have to raise funds to continue development of our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop our operations to become profitable.

Our Principal Stockholder Controls Our Board Of Directors And Thereby Controls Our Business Affairs In Which Case You Will Have Little Or No Participation In Our Business Affairs.

Currently, our President, CEO and Director, Mr. Joseph P. Coschera owns 29% of the outstanding shares of Information Systems Associates. Mr. Coschera controls the Board of Directors and therefore controls our business affairs. In addition, Joseph Coschera, by virtue of his 29% share ownership percentage, will have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management. Accordingly, you will be limited in your ability to affect change in how we conduct our business.

(8)

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

Potential Fluctuations In Our Financial Results Make Financial Forecasting Difficult.

·    General economic conditions as well as economic conditions specific to our industry;

·    Our operating results have varied on a quarterly basis in the past and may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

· long sales cycles, which characterize our industry

· implementation delays, which can affect payment and recognition of revenue;

· any decision by us to reduce prices for our solutions in response to price reductions by competitors

· the amount and timing of operating costs and capital expenditures relating to monitoring or expanding our business, operations and infrastructure

· the timing of, and our ability to integrate, any future acquisition, technologies or products or any strategic investments or relationships into which we may enter

Due to these factors, our quarterly revenues and operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. In addition, it is likely that in one or more future quarters, our operating results will fall below the expectations of securities analysts and investors. In such event, the trading price of our common shares would almost certainly be materially adversely affected.

The Markets In Which We Operate Are Competitive.

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

Some of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we. We cannot assure you that we will be able to compete with them effectively. If we fail to do so, it would have a material adverse effect on our business, financial condition, cash flows and results of operations.

Significant Delays In Product Development Would Result In Loss Of Revenue.

If we experience significant product development delays, our revenues could be substantially reduced, which would adversely affect our operating results. As a result of the complexities inherent in our software, major new product enhancements and new products often require long development and test periods before they are released. On occasion, we have experienced delays in the scheduled release date of new or enhanced products, and we may experience delays in the future. Delays may occur for many reasons, including an inability to hire a sufficient number of developers, discovery of bugs and errors or a failure of our current or future products to conform to industry requirements. Any such delay, or the failure of new products or enhancements in achieving market acceptance, could materially impact our business and result in a decrease in our revenues.

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

Our Business Could Be Substantially Harmed If We Have To Correct Or Delay The Release Of Products Due To Software Bugs Or Errors.

Our software products may contain undetected errors or bugs when first introduced or as new versions are released. Errors may result in any of the following:

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

Our software is protected by registration The source code for our proprietary software is protected as a trade secret. As part of our confidentiality protection procedures, we generally enter into agreements with our employees and consultants and limit access to, and distribution of, our software, documentation and other proprietary information. We cannot assure you that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In order to protect our intellectual property, it may be necessary for us to sue one or more third parties. While this has not been necessary to date, there is no guarantee that we will not be required to do so in future to protect our rights. The laws of other countries may afford us little or no protection for our intellectual property. We also rely on a variety of technology that we license from third parties, including our database and Internet software, which is used to perform key functions.

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

EMPLOYEES

We have six employees none of which are subject to a collective bargaining agreement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

We also own computer equipment and office furniture for our business. We own several computers, handhelds, storage drives, and network devices which we use to conduct business. These devices are used in the development of our software products and delivery of services to our clients. We also own standard office furniture including desks, chairs, and other personal property relating to our industry. All of this equipment is in good condition. The net book value of property and equipment is $19,684

ITEM 3. LEGAL PROCEEEDINGS

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

Stock Price
	2010				2009
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
High	$.11	$.10	$.19	$.14	$.16	$.31	$.40	$.65
Low	$.11	$.10	$.19	$.14	$.16	$.31	$.40	$.65

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

AGREEMENTS TO REGISTER

Not applicable.

STOCKHOLDERS

As of December 31, 2010 there were 51 stockholders of record of our common stock.

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

(9)

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

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of Information Systems Associate's securities. In addition, the liquidity for Information Systems Associate's securities may be adversely affected, with concomitant adverse effects on the price of Information Systems Associate's securities. Our shares are subject to such penny stock rules.

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

(10)

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

Our company delivers turnkey software and service solutions that give large corporations control of their IT assets. Our asset solutions address Data Center equipment inventory, Space Utilization, Power and Connectivity management, Office Space and Occupancy, Office Equipment and Furniture, and Real Estate Portfolio Management.

In conjunction with our CAFM solutions, ISA now offers state of the art asset data collection services focusing on the enterprise IT infrastructure. The data collection service is based on our solution OSPI®.

RESULTS OF OPERATIONS

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in a later section.

The following tables set forth certain operating information in dollars and as a percentage of net sales:

	For the Years Ended December 31,
	2010		2009

	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Revenue	$1,070,704	100.00%	$780,244	100.00%	$290,460
Cost of sales	31,397	2.93%	37,567	4.81%	(6,170)
Gross profit	1,039,307	97.07%	742,677	95.19%	296,630
Operating expenses	1,790,546	167.23%	1,751,433	224.47%	39,113
Loss before other income (expenses)	(751,239)	-70.16%	(1,008,756)	-129.29%	257,517
Other income (expenses), net	(57,534)	-5.37%	(439)	-0.06%	(57,095)
Income (loss) before income taxes	(808,773)	-75.54%	(1,009,195)	-129.34%	200,422
Provision for income taxes	—	0.00%	—	0.00%	—
Net loss	$(808,773)	-75.54%	$(1,009,195)	-129.34%	200,422

Year ended December 31, 2010 compared to December 31, 2009

Revenues were $1,070,704 and $780,244 for the years ended December 31 2010 and 2009, respectively. The increase in the current period was due primarily to the increased sale of professional services, maintenance contracts and time and materials arrangements. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. As part of our ongoing operations to provide services to our customers, incidental expenses, if reimbursable under the terms of the contracts, are billed to customers.  These expenses are recorded as both revenues and direct cost of services.

Gross profit was $1,039,307 and $742,677 for the years ended December 31 2010 and 2009, respectively, while gross margin percentage for the same period was 97.07% and 95.19%. The primary cost for 2010 was maintenance and support while the primary cost for 2009 was software.

Operating expenses for the years December 31, 2010 and 2009 were $1,790,546 and $1,751,433, respectively. Increases in Amortization and Travel and Entertainment were partially offset by a decrease in Professional Fees. Although two new positions were added to payroll in 2009, only one position was maintained throughout 2010.

We had a net loss of $808,773 and $1,009,195 from continuing operations for the years ended December 31, 2010 and 2009, respectively. ISA entered into several consulting agreements that have had an immediate impact on activity for the year by increasing operating expenses. Likewise, the Company has taken a write off for the production of software. Overall, the Company has kept operating expenses constant, thereby allowing all increases in revenue to decrease the net loss.

(11)

STATEMENT OF FINANCIAL CONDITION

	For the Years Ended December 31,
	2010		2009

	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Revenue	$1,070,704	100.00%	$780,244	100.00%	$290,460
Cost of sales	31,397	2.93%	37,567	4.81%	(6,170)
Gross profit	1,039,307	97.07%	742,677	95.19%	296,630
Operating expenses	1,790,546	167.23%	1,752,071	224.55%	38,475
Loss before other income (expenses)	(751,239)	-70.16%	(1,009,394)	-129.37%	258,155
Other income (expenses), net	(57,534)	-5.37%	199	0.03%	(57,733)
Income (loss) before income taxes	(808,773)	-75.54%	(1,009,195)	-129.34%	200,422
Provision for income taxes	—	0.00%	—	0.00%	—
Net loss	$(808,773)	-75.54%	$(1,009,195)	-129.34%	200,422

	For the Years Ended December 31,
	2009		2008

	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Revenue	$780,244	72.87%	$1,225,461	157.06%	$(445,217)
Cost of sales	37,567	3.51%	44,689	5.73%	(7,122)
Gross profit	742,677	69.36%	1,180,772	151.33%	(438,095)
Operating expenses	1,752,071	163.64%	1,769,356	226.77%	(17,285)
Loss before other income (expenses)	(1,009,394)	-94.27%	(588,584)	-75.44%	(420,810)
Other income (expenses), net	199	0.02%	267	0.03%	(68)
Income (loss) before income taxes	(1,009,195)	-94.26%	(588,317)	-75.40%	(420,878)
Provision for income taxes	—	0.00%	37,791	4.84%	(37,791)
Net loss	$(1,009,195)	-94.26%	$(626,108)	-80.25%	(383,087)

	As of December 31,
	2010	2009

Available cash	$70,326	$21,047
Total current assets	$280,028	$254,045
Property and equipment, net	$19,684	$174,288
Investments	$—	$60,559
Total assets	$299,712	$488,892
Current liabilities	$113,510	$113,316
Stockholders’ equity	$186,202	$375,576
Total liabilities and stockholders’ equity	$299,712	$488,892

December 31 2010 compared to December 31, 2009

Available cash was $70,326 and $21,047 as of December 31, 2010 and 2009, respectively. The increase is primarily due to the Company having issued stock.

Total current assets were $280,028 and $254,045 as of December 31, 2010 and 2009 respectively. The Company used an increase in cash and accounts receivable to offset a decrease in prepaid expenses.

Property and equipment, net were $19,684 and $174,288 as of December 31, 2010 and 2009 respectively. The decrease is due primarily to the amortization of software development costs for version 2 of OSPI® .

Current liabilities were $113,510 and $113,316 as of December 31, 2010 and 2009, respectively. Increases in borrowing on the line of credit were offset by decreases in accrued expenses and other liabilities.

IMPACT OF INFLATION

We believe that inflation has had a negligible effect on operations during the years ended December 31, 2010 and 2009. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations were $135,030 and $183,645 for the years ended December 31, 2010 and 2009, respectively. Cash flows used in operations in 2010 were primarily attributable to a net loss of $808,773 and an increase in accounts receivable of $60,709, which were partially offset by non-cash expenses for depreciation, common stock issued for services and loss on the sale of an investment of $156,309, $527,313 and $47,347, respectively.. Cash flows used in operations in 2009 were primarily attributable to a net loss of $1,009,195. This was partially offset by common stock issued for services of $671,438, a decrease in accounts receivable of $59,312 and an increase in accounts payable of 82,626.

Cash flows provided/ (used) in investing activities were $8,295 and ($173,407) for the years ended December 31, 2010 and 2009, respectively. Cash flows provided by investing activities in 2010 were attributable to a payment received from the sale of an investment, less purchases of property and equipment. Cash flows used in investing activities in 2009 were from the cost of developing software for resale.

Cash flows provided by financing activities were $176,014 and $173,331 for the years ended December 31, 2010 and 2009, respectively. Cash flows provided by financing activities in 2010 were funded from the additional sale of stock and additional borrowing on the line of credit. Cash flows provided by financing activities for 2009 were attributable to the sale of stock and additional borrowing.

Overall, we have funded our cash needs from inception through December 31, 2010 and 2009 with a series of debt and equity transactions.

We had cash on hand of $70,326 and a working capital of $166,518 as of December 31, 2010. If the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $600,000 to sustain operations through year 2011. Modifications to our business plans may require additional capital for us to operate. For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital. Failure to raise capital may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

Mr. Coschera is a personal guarantor on a line of credit to provide additional working capital to the Company. At year end December 31, 2010 there was borrowing against the line of credit in the amount of $36,141. No other person or entity is liable for, surety or otherwise provides a guarantee for our debt financing from outside resources. Demand for the products and services will be dependent on, among other things, market acceptance of our services, the computer software market in general, and general economic conditions, which are cyclical in nature. In as much as a major portion of our activities is the receipt of revenues from services rendered, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plan.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

(12)

OFF BALANCE SHEET ARRANGEMENTS

We have no-off balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. We believe that the determination of the carrying value of our long-lived assets, the valuation allowance of deferred tax assets and valuation of share-based payment compensation are the most critical areas where management’s judgments and estimates most affect our reported results. While we believe our estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on our estimates, assumptions and judgments as of the balance sheet date.

Revenue Recognition

The Company recognizes revenue in accordance with Security Exchange Commission (SEC) Staff Accounting Bulletin No. 104, "Revenue Recognition" and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-25, “Revenue Recognition Multiple-element Arrangements”

Consulting services and training revenues are accounted for separately from subscription and support revenues when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are achieved and accepted by the customer for fixed price contracts. The majority of our consulting service contracts are on a time and material basis. Training revenues are recognized after the services are performed. For revenue arrangements with multiple deliverables, we allocate the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized. We did not have any revenue arrangements with multiple deliverables for the periods ending December 31, 2010 and 2009.

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

Software Development Costs

The Company accounts for costs incurred to develop computer software for internal use in accordance with FASB ASC 350-40 “Internal-Use Software”. As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of one to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

On December 31, 2009, the Company released Version 2 of the OSPI software for sale in the marketplace. The Company accounts for internally produced software with FASB ASC 985-20 “Cost of Software to Be Sold, Leased, or Otherwise Marketed”. Costs were capitalized when the second version was established as technically feasible and will be written off on a straight line method over the estimated useful life.

(13)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

ASU 2010-09 e addresses both the interaction of the requirements of this pronouncement with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events. An entity that either is (a) an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements. The adoption of this provision will not impact the Company’s financial statements.

ASU 2010-06 was issued to improve disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic (ASC 820-10 originally issued as FASB Statement No. 157, “Fair Value Measurements”. Under this update, a reporting entity should disclose separately the amount of significant transfer in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. For Level 3 fair value measurements, a reporting entity should present separately information about purchase, sales, issuances and settlements. The adoption of ASU No. 2010-06 will not impact the Company’s financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – NOT YET ADOPTED

In April, 2010, the FASB issued ASU 2010-13 to address the classification of an employee share-based payment with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASC 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company believes there will no impact to their financial statements due to the implementation of ASU 2010-13.

Under ASU 2010-28, “Intangibles – Goodwill and Other” (ASC 350) testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of this Update is to address questions about entities with reporting units with zero or negative carrying amounts.

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not anticipate any material impact on the Company’s financial statements due to this update

ASU 2011-01, “Receivables”, temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Under the existing effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in ASU 2010-20. The Company does not believe ASU 2011-01 will have a significant impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which we had $36,141 at December 31, 2010, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our operating results, as we have not borrowed to any significant degree.

(14)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Information Systems Associates, Inc.

We have audited the accompanying balance sheets of Information Systems Associates, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and comprehensive (loss), and cash flows for each of the years in the two-year period ended December 31, 2010 and 2009. Information Systems Associates Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Systems Associates, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

 /s/Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Boca Raton, Florida

March 25, 2011

(15)

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS

ASSETS
	As of December 31,
	2010	2009
Current Assets
Cash and cash equivalents	$70,326	$21,047
Accounts receivable	92,893	34,809
Prepaid consulting	109,187	190,500
Prepaid expenses	7,622	7,689

Total Current Assets	280,028	254,045

Property and Equipment (net)	19,684	174,288

Other Assets
Investments	—	60,559

TOTAL ASSETS	$299,712	$488,892

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Note payable - line of credit	$36,141	$20,055
Note payable - insurance	3,204	3,276
Accounts payable	68,568	66,910
Accrued expenses and other liabilities	2,405	21,196
Deferred revenue	3,192	1,879

Total Current Liabilities	113,510	113,316

Stockholders' Equity
Common stock-$.001 par value, 50,000,000 shares
authorized, 22,266,084 and 18,266,084 issued
and outstanding for 2010 and 2009, respectively	22,266	18,266
Additional paid in capital	2,781,213	2,179,213
Accumulated deficit	(2,617,277)	(1,808,504)
Accumulated other comprehensive (loss)	—	(13,399)
Total Stockholders' Equity	186,202	375,576

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$299,712	$488,892

The accompanying notes are an integral part of these financial statements

(16)

INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009

Revenue	$1,070,704	$780,244

Cost of Sales	31,397	37,567

Gross Profit	1,039,307	742,677

Operating Expenses
Administrative and general	543,044	308,437
Salaries and employee benefits	282,408	224,206
Professional	965,094	1,218,790
Total Operating Expenses	1,790,546	1,751,433

(Loss) Before Other Income (Expense)	(751,239)	(1,008,756)

Other Income (Expense)
Interest income	—	191
Miscellaneous income	30	—
Interest expense	(10,217)	—
Loss on sale of investments	(47,347)	—
Loss on sale of property and equipment	—	(630)
Total Other Income (Expense)	(57,534)	(439)

(Loss) From Operations Before
Income Taxes	(808,773)	(1,009,195)

Provision for Income Taxes	—	—

Net (Loss)	(808,773)	(1,009,195)

Other Comprehensive (Loss)
Unrealized gain/(loss) on securities:
Arising during the year	13,399	(13,399)
Reclassification to net income	—	—

Total other comprehensive (loss)	13,399	(13,399)

Comprehensive (Loss)	$(795,374)	$(1,022,594)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.04)	$(0.06)
Weighted average common shares
outstanding	20,536,920	17,187,439

The accompanying notes are an integral part of these financial statements

(17)

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Other Comprehensive	Total
							Income (Loss)

Balance, January 1, 2009	16,309,834	$16,310	—	$—	$1,587,669	$(799,309)	$—	$804,670

Issuance of stock for services	956,250	956	—	—	342,544	—	—	343,500

Proceeds from issuance of stock	1,000,000	1,000	—	—	249,000	—	—	250,000

Net (loss)	—	—	—	—	—	(1,009,195)	—	(1,009,195)

Comprehensive Income:
Unrealized loss on investment	—	—	—	—	—	—	(13,399)	(13,399)

Balance, December 31, 2009	18,266,084	18,266	—	—	2,179,213	(1,808,504)	(13,399)	375,576

Issuance of stock for services	2,400,000	2,400	—	—	443,600	—	—	446,000

Proceeds from issuance of stock	1,600,000	1,600	—	—	158,400	—	—	160,000

Net (loss)	—	—	—	—	—	(808,773)	—	(808,773)

Comprehensive Income:
Unrealized gain on investment	—	—	—	—	—	—	13,399	13,399

Balance, December 31, 2010	22,266,084	$22,266	—	$—	$2,781,213	$(2,617,277)	$—	$186,202

(18)

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009

Cash Flows from Operating Activities
Net (Loss)	$(808,773)	$(1,009,195)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	156,309	19,657
Bad debt expense	2,625	—
Common stock for services	527,313	671,438
Loss on sale of security	47,347	—
(Loss) on abandonment of fixed assets	—	630

(Increase) decrease in:
Accounts receivable	(60,709)	59,312
Prepaid expenses	67	(7,689)
Increase (decrease) in:
Accounts payable	1,658	82,626
Accrued expenses and other liabilities	(2,180)	(803)
Deferred revenue	1,313	379

Net Cash (Used in) Operating
Activities	(135,030)	(183,645)

Cash Flows from Investing Activities
Computer software development costs	—	(159,203)
Purchase of property and equipment	(1,705)	(14,204)
Proceeds from sale of investment	10,000	—

Net Cash (Used In)
Investing Activities	8,295	(173,407)

Cash Flows from Financing Activities
Proceeds from line of credit	19,000	20,055
Payments made on line of credit	(2,914)	—
Borrowings from note payable	7,559	9,615
Payments made on note payable	(7,631)	(6,339)
Proceeds from issuance of stock	160,000	150,000

Net Cash Provided by
Financing Activities	176,014	173,331

Net Change in Cash and Cash
Equivalents	49,279	(183,721)

Cash and Cash Equivalents at
Beginning of period	21,047	204,768

End of Period	$70,326	$21,047

The accompanying notes are an integral part of these financial statements

(19)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

At times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits. At December 31, 2010 and 2009, amounts on deposit at institutions did not exceed FDIC insured limits.

Revenue Recognition

The Company recognizes revenue in accordance with Security Exchange Commission (SEC) Staff Accounting Bulletin No. 104, "Revenue Recognition" and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-25, “Revenue Recognition Multiple-element Arrangements”

Consulting services and training revenues are accounted for separately from subscription and support revenues when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of the Company’s consulting service contracts are on a time and material basis. Training revenues are recognized after the services are performed. For revenue arrangements with multiple deliverables, we allocate the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

(20)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue Recognition (cont’d)

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer's satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. We did not have any revenue arrangements with multiple deliverables for the periods ending December 31, 2010 and 2009.

Comprehensive Income (Loss)

The Company adopted FASB ASC Codification 220 “Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in the net assets arising from non-owner sources, which are referred to as comprehensive income. The Company has presented statements of income which includes other comprehensive income or loss.

Income Taxes

Income taxes are provided in accordance FASB ASC 740 “Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax and net operating loss carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and payables and loans payable approximate fair value based on the short-term maturity of these instruments. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

(21)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

Impairment of Long-Lived Assets

The Company evaluated the recoverability of its property, equipment, and other assets in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

Software Development Costs

The Company accounts for costs incurred to develop computer software for internal use in accordance with FASB ASC 350-40 “Internal-Use Software”. As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of one to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

(22)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Software Development Costs

On December 31, 2009, the Company released Version 2 of the “On Site Physical Inventory” software (OSPI) for sale in the marketplace. The Company accounts for internally produced software with FASB ASC 985-20 “Cost of Software to Be Sold, Leased, or Otherwise Marketed”. Costs were capitalized when the second version was established as technically feasible and will be written off on a straight line method over the estimated useful life.

Share-Based Payments

The Company accounts for payments of goods and services with stock with FASB ASC 719 “Compensation-Stock Compensation”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services.

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

Advertising Expenses

Advertising costs are expensed as incurred.  For the years ended December 31, 2010 and 2009 advertising expenses totaled $641 and $983, respectively.

(23)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with FASB Accounting Standards Codification 260 “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock equivalents such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share. There were no common stock equivalents (CSE) necessary for the computation of diluted loss per share.

Recent Accounting Literature

Compensation—Stock Compensation

(Accounting Standards Update (“ASU”) 2010-13)

In April, 2010, the FASB issued ASU 2010-13 to address the classification of an employee share-based payment with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASC 718, Compensation—Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company believes there will no impact to their financial statements due to the implementation of ASU 2010-13.

Subsequent Events

(ASU 2010-09)

This Update addresses both the interaction of the requirements of this pronouncement with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events.

An entity that either is (a) an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

(24)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 – STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements. The adoption of this provision will not impact the Company’s financial statements.

Fair Value Measurements and Disclosures

(ASU2010-06)

ASU 2010-06 was issued to improve disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic (ASC 820-10 originally issued as FASB Statement No. 157, “Fair Value Measurements”.

Under this update, a reporting entity should disclose separately the amount of significant transfer in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. For Level 3 fair value measurements, a reporting entity should present separately information about purchase, sales, issuances and settlements. The adoption of ASU No. 2010-06 will not impact the Company’s financial statements.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net operating loss for the year ended December 31, 2010 of $808,773. The total accumulated deficit as of December 31, 2010 was $2,617,277. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(25)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 3 – CASH AND CASH EQUIVALENT

	2010	2009
Wachovia Bank (FDIC insured to $250,000)	$70,149	$20,805
Petty cash	177	242
Total cash and cash equivalent	$70,326	$21,047

NOTE 4 – PROPERTY AND EQUIPMENT

	2010	2009
Computer software (developed for internal use)	$162,346	$162,346
Computer software (purchased)	590	590
Web site development	10,072	10,072
Furniture, fixtures, and equipment	27,752	26,047
	200,760	199,055
Less accumulated depreciation and amortization	181,076	24,767
Property and equipment (net)	$19,684	$174,288

Depreciation and amortization expense	$156,309	$19,657

NOTE 5 – COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

In 2009, the Company completed development of an updated version of the “On Site Physical Inventory” (OSPI) product. Version 2 was available as of December 1, 2009. The Company has capitalized the cost of the OSPI software using FASB Accounting Standards Codifications 350-40 “Internal Use Software” as follows:

	2010	2009
Development costs	$297,603	$297,603
Software license agreement – payments received	(135,257)	(135,257)

	162,346	162,346
Less: accumulated depreciation and amortization	162,346	13,528
	$—	$148,818

NOTE 6 – INVESTMENT

On April 30, 2010 the Company entered into an agreement whereby 2,500,000 shares of stock held in Rubicon Software Group, plc, a company registered under the laws of England and Wales, (“Rubicon”) were sold to Rubicon. In remuneration for this stock the Company received $10,000 and was relieved from paying $16,611 worth of outstanding invoices. In connection with this transaction, the Company recorded a loss on sale of security of $47,347.

(26)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 6 – INVESTMENT (cont’d)

On April 17, 2009, the Company entered into an agreement with Rubicon. The Company will be Rubicon’s exclusive agent in the United States for reselling Rubicon’s software and services. In return, Rubicon will be a software development partner and provide consulting services to the Company.

The Company agreed to purchase 2,500,000 ordinary shares for a subscription price two pence a share. The total cost of the subscription was £50,000 or $73,958, USD. Within ninety days of the subscription date, the Company could have purchase an additional 2,500,000 shares at the same subscription price in British pounds. The ninety day period has lapsed with the Company not purchasing any additional shares.

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of taxes as a component of other comprehensive income.

Available –for-sale securities were as follows:

	December 31, 2010			December 31, 2009
	Cost	Market	Unrealized	Cost	Market	Unrealized
			Gain/(Loss)			Gain/(Loss)
Type of securities:
Common stock	$—	$—	$—	$73,958	$60,559	($13,399)

Total	$—	$—	$—	$73,968	$60,559	($13,399)

NOTE 7 – FAIR VALUE MEASUREMENTS

In 2009, the Company implemented FASB ASC 850 “Fair Value Measurements and Disclosures” relative to its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually.

In determining the fair value of investments held by the Company, the Level 1 valuation technique of “Quoted Market Price in Active Market” was implemented as the Company was able to obtain a quote from the London Stock Exchange as of December 31, 2009.

As of December 31, 2010, there were no investments held by the Company. As of December 31, 2009 the Company’s investments that were carried at fair value on a recurring basis included the following:

Fair Value Measurements Using
		Quoted	Significant	Significant
	Total	Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Available –for-sale securities	$60,559	$60,559	$ -	$ -

(27)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 8 – NET (LOSS) PER SHARE

Basic earnings per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding, and the dilutive EPS adds the dilutive effect of stock options and other stock equivalents. For the years ended December 31, 2010 and 2009, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

NOTE 9 – INCOME TAXES

No provision for income taxes for the years ended December 31, 2010 and 2009 has been made.

Deferred tax assets reflect the net tax effects of net operating losses and tax credit carryforwards and temporary differences between the carrying amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets are as follows:

	2010	2009
Net operating losses	$449,935	$325,247
Common stock for services	—	21,520
Capital loss carryover	10,496	1,181
Contributions	314	251
	460,745	348,199
Less: deferred tax liabilities	(24,932)	(5,521)
	435,813	342,678
Valuation allowance	(435,813)	(342,678)
Net tax asset	$—	$—

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2010	2009
Computed tax at the expected statutory rate	15.00%	15.00%
State income tax – net of federal tax benefit	4.68%	4.78%
Income tax expense – effective rate	19.68%	19.78%

(28)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 9 – INCOME TAXES (cont’d)

Realization of the deferred tax asset is dependent on future earnings, if any, the timing of which is uncertain. Accordingly, the Company’s net deferred tax asset has been fully offset by a valuation allowance.

The Company has the following net operating
loss carryovers for income tax purposes:
Expiring 2026	$82,899
Expiring 2027	131,828
Expiring 2028	236,311
Expiring 2029	1,202,060
Expiring 2030	633,736
$2,286,834

For tax year 2008, the Company has applied for a change in accounting method with the Internal Revenue Service to report under the accrual method of accounting rather than report under the cash-basis method.

This change in accounting method will require the Company to recognize additional taxable income of $100,456. The Internal Revenue Service allows for this income to be recognized pro rata over four years. To that end, the Company will recognize $25,114 of additional income in each year through December 31, 2011.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Cash paid during the periods for interest and
income taxes:
Income taxes	$—	$—
Interest	$3,743	$175
Non-Cash Investing Activities:
Balance of consulting services for contributed capital	$190,500	$518,438
Acquisition of consulting services for
contributed capital	$446,000	$343,500
Consulting services prepaid for future months	$(109,187)	(190,500)
Non-cash expense of consulting services for
contributed capital	$527,313	$671,438

Sale of common stock	$—	$100,000
Reduction to accounts payable	$—	$(26,042)
Investment	$—	(73,958)
Net change in cash proceeds	$—	$—

15

(29)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION (cont’d)

Forgiveness of vendor invoices for stock held
As investment	$16,611	$—

NOTE 11 – EMPLOYEE BENEFITS

The Company has a SIMPLE Plan (Plan) to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to the IRS maximum. All matching contributions vest immediately. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Company matching contributions to the Plan for the periods ended December 31, 2010 and 2009 totaled $3,500 and $4,200, respectively.

The Company has a medical reimbursement plan that reimburses officers for all out of pocket medical expenses not covered by the Company provided insurance plan. Company expenses under the medical reimbursement plan for the periods ended December 31, 2010 and 2009 totaled $22,350 and $21,782, respectively.

NOTE 12 – OPERATING LEASE

The Company leases its primary office space on a month to month lease at a rate of $1,278 per month.

On March 2, 2009 the lease was renewed for $1,200 per month. The Company holds an additional option to renew the lease “at the market price.” This renewed lease went into effect June 1, 2009. The rent expense as of December 31, 2010 and 2009 was $15,336 and $16,614, respectively.

NOTE 13 – NOTE PAYABLE - LINE OF CREDIT

The Company has a line of credit with Wachovia Bank N.A. The line of credit provides for borrowings up to $40,000. The balances as of December 31, 2010 and 2009 were $36,141 and $20,055, respectively. The interest rate is the Prime Rate plus 3%. The President of the Company is a personal guarantor on the line of credit.

NOTE 14 – NOTE PAYABLE - INSURANCE

On August 31, 2010, the Company incurred short term financing for the purchase of insurance. The note was for $5,720. The interest rate on the debt is 4.96% and is scheduled to be repaid by May 31, 2011. The balance as of December 31, 2010 was $ 3,204.

On September 14, 2009 the Company incurred short term financing for the purchase of insurance. The note was for $9,735. The interest rate on the debt is 4.959% and the note was repaid May 17, 2010. The balance as of December 31, 2009 was $3,276.

(30)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 15 – SHARE BASED PAYMENTS FOR SERVICES

In May 2010, the Company issued 200,000 shares of restricted common stock to two directors. The stock will vest in May 2011. Shares were valued at the current market price of $.20 per share.

On May 1, 2010 the Company entered into an agreement to receive website design and development, internet marketing and search engine optimization for one year. The consultants received 100,000 shares of company common stock. Shares were valued at a current market price of $0.20 per share.

On April 29, 2010 the Company entered into an agreement to receive assistance in the development of new data center management technologies. The consultants will also investigate a variety of associated topics regarding data center management. This agreement will run for one year. The consultants received 1,000,000 shares of company common stock. Shares were valued at a current market price of $0.23 per share.

On April 27, 2010, the Company issued 700,000 shares of common stock to a consultant for investor relations services through December 31, 2010. The Company recognized professional fees of $126,000, based upon the market price of common stock on the date of issuance of $0.18, during the year ended December 31, 2010.

On April 15, 2010 the Company entered into an agreement to receive marketing strategies, digital media and social media strategies to expand the Company’s investor base and improve shareholder communication. The consultants received 400,000 shares of company common stock. Shares were valued at a current market price of $0.15 per share.

On September 11, 2009, the Company entered into an agreement to receive a variety of corporate consulting services. The contract will run for one year at a rate of $2,000 per month. In addition, the consultants will receive a commencement bonus of 300,000 shares of company common stock. Shares were valued at current market price of $0.27 per share.

On September 8, 2008, the Company entered into an agreement to receive consulting services. The consultants will provide 400 hours of service for 400,000 shares of common stock. All services will be accounted for at a rate of $250 an hour. 142.75 hours and 174.25 hours at a cost of $35,688 and $43,563 respectively, were recorded as expense for the years ended December 31, 2010 and 2009.

On September 12, 2008, the Company entered into agreements with three companies to receive a variety of consulting services. Each agreement has a term of one year starting August 1, 2008 and remuneration will be $250,000 per annum. Each subsequent year, the annual rate will increase $12,500 while the agreement is in effect. The Company has the option of paying the consultants in cash or common stock. The Company has decided to issue 1,000,000 shares of stock to the consulting firms as payment for services. The value of stock will be at $0.25 per share. A pro-rata portion of this agreement of $437,500 and $312,500 has been expensed for the years ended December 31, 2010 and 2009, respectively.

On May 25, 2010 a notice of non renewal, was sent to the one consulting company that continued to provide services from August 1, 2009 to July 31, 2010 at an agreed to rate of $262,500. The Company issued 656,200 shares of common stock for the service provided.

On July 7, 2009 a notice of non renewal was forwarded to the other two companies.

(31)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 15 – SHARE BASED PAYMENTS FOR SERVICES (cont’d)

These consultants were issued a series of options as follows:

1,000,000 share option to acquire shares at $1.00 per share expiring on 8/01/11

1,000,000 share option to acquire shares at $2.00 per share expiring on 8/01/11

1,000,000 share option to acquire shares at $3.00 per share expiring on 8/01/11

1,000,000 share option to acquire shares at $4.00 per share expiring on 8/01/11

1,000,000 share option to acquire shares at $5.00 per share expiring on 8/01/11

To determine the valuation of the options, FASB Accounting Standards Codification 718, “Compensation – Stock Compensation” requires a valuation technique to estimate the fair value of the options issued. The Black-Sholes Model incorporates the various characteristics for proper valuation. As of September 30, 2008, the valuation of the options was determined to be $0.

All issued options expire three years from the date of exercise.

Following is a summary of the status of options outstanding as of December 31, 2010 and 2009 respectively:

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	15,000,000	$3.00	—	$—
Granted	—	—	15,000,000	3.00
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of period	15,000,000	$3.00	15,000,000	$3.00
Exercisable at end of period	15,000,000	$3.00	15,000,000	$3.00
Outstanding
Weighted average remaining contractual term		0.59		1.59
Aggregated intrinsic value		—		—
Weighted average grant date fair value		—		—
Exercisable
Weighted average remaining contractual term		0.59		1.59
Aggregated intrinsic value		—		—

NOTE 16 – MAJOR CUSTOMERS

One major customer accounted for $932,913 and $634,357 of revenue for the years ended December 31, 2010 and 2009, respectively. These amounts represent 87% and 81% of the Company’s revenue for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, this customer accounted for 95% and 41% of accounts receivable, respectively.

NOTE 17 – SUBSEQUENT EVENTS

In January 2011, the Company issued 3,000,000 shares of common stock to its new President, Chief Operating Officer and director in exchange for $150,000. In addition, the Company issued 50,000 shares in exchange for $5,000 to an individual investor in a private placement.

(32)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

(33)

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

Name	Age	Position

Joseph Coschera	63	CEO and Director
Loire Lucas	53	Vice President and Director
Adrian Goldfarb	53	Director
Mike Reisert	66	Director

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

Currently Joe is leading ISA’s development efforts as well as new business development and business partner relationships.   Joseph Coacher’s financial experience came as a result of his previously holding a position as Vice President with JPMorgan Chase, which spanned 18 years rising from the position of Systems Engineer to Manager of Facilities and Hardware Planning for the Retail Banking Division. Joe’s responsibilities were extremely diverse and included direct interaction with financial departments.  As part of managing the deployment of state of the art banking technology (ATMs and Platform Automation) to more than 200 branches, Joe had extensive interaction with the financial systems departments in order to perform his tasks better. He has kept up to date with the Sarbanes-Oxley Act of 2002 via the Internet. He has also reviewed PCAOB guidance from its web site and has read the portion of the SEC web site that deals with the Office of Chief Accountant. He surrounds himself with CPA's and reads 10-Q and 10-K from other companies. He also reads PPC checklists which mandate the exact detail disclosure requirements that will be expected of him once the company is fully reporting.

(34)

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

J. Michael Reisert

J. Michael Reisert became a director of the Company in April 2010. Mr. Reisert founded and has been President of J. Michael Reisert, Inc., a Financial Consulting and Investment Banking firm in Fort Lauderdale, Florida since 1993. Mr. Reisert has over 35 years of Financial and Investment Banking experience with firms in New York City and South Florida.

Adrian Goldfarb

Adrian Goldfarb became a director of the Company in April 2010. Mr. Goldfarb has been the Chief Financial Officer of Ecosphere Technologies, Inc. since February 11, 2008.. From June 2002 to December 2007, Mr. Goldfarb was on the Board of Directors of MOWIS GmbH, a Weather Technology Media company. He also was interim Chief Financial Officer where he led the management team in securing seed capital, government grants and loans and bank guarantees. Mr. Goldfarb has more than 25 years’ experience in a number of different technology companies, including IBM and a subsidiary of Fujitsu.

We plan to continue to compensate Mr. Coschera and Ms. Lucas in a similar manner into the foreseeable future provided we have enough funds to do so.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2010 of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (b) by each of our directors, and (c) by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2010, there were 21,366,084 shares of common stock outstanding.

(35)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (1) (2)

Title of Stock	Name and Address	# of Shares	Current % Owned
Common Stock	Aquatica Investments Ltd Grove House, 4th floor Nassau Bahamas	3,000,000	13.47%
Common Stock	Joseph Coschera 2120 SW Danforth Circle Palm City, FL 34990	6,200,000	27.85%
Common Stock	Derek J. Leach 31 Palace Gate, Flat 2 London, UK W85LZ	2,000,000	8.98%

SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS (2)

Title of Stock	Name and Address	# of Shares	Current % Owned
Common Stock	Joseph Coschera	6,200,000	27.85%
Common Stock	Adrian Goldfarb	100,000	.45%
Common Stock	J. Michael Reisert	100,000	.45%
Common Stock	Loire Lucas	0	0.00%
Common Stock	All Officers and Directors as a Group (4)	6,400,000	28.75%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period ended December 31, 2009, 1,000,000 shares of common stock were sold for cash.

During the period ended December 31, 2009, 956,250 shares of stock were issued to financial consultants as share based payments. The shares were valued at market value at the date of agreement. The shares were valued using the most recent sale of stock.

During the period ended December 31, 2010, 1,600,000 shares of common stock were sold for cash.

During the period ended December 31, 2010, 1,700,000 shares of stock were issued to consultants as share based payments. The shares were valued at market value at the date of agreement. The shares were valued using the most recent sale of stock or at a stated price

(36)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC, ("Lake") for our audit of the annual financial statements for the years ended December 31, 2010, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31,	2010	2009	2008
	Lake	Lake	Lake

Audit Fees (1)	$14,500 (2)	$20,750 (2)	$24,500 (2)
Audit-Related Fees (3)	-	-	-
Tax Fees (4)	-	-	-
All Other Fees (5)	-	-	-
Total Accounting fees and Services	$14,500	$20,750	$24,500

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Lake in 2010, 2009 and 2008 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2010, 2009 and 2008, and (ii) the review of the financial statements included in our filings on Form 10-K and Form 10-Q..
(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, however in April 2010 we appointed Adrian Goldfarb, a new director, as Chairman of the audit committee and the full Board supports him and functions as an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered by Lake & Associates CPA’s LLC were pre-approved by our Board of Directors.

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

(a) On December 31, 2010, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(37)

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Financial Statements

1. The following financial statements of Information Systems Associates, Inc are included in Part II, Item 7:

Independent Auditors’ Report………………………………………………………….. 15

Balance Sheet-December 31, 2010 and 2009………………………………… .....……. 16

Statements of Operations - for the years ended

December 31, 2010 and 2009……………………………………………………..……. 17

Statements of Cash Flows - for the years ended

December 31, 2010 and 2009………………………………………………………..…. 19

Statements of Stockholders’ Equity - for the years ended

December 31, 2010 and 2009……………………………………………………….….. 18

Notes to Financial Statements…………………………………………………….……. 20-32

2. Exhibits

14.1.              Code of Ethics

31.1.              Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2.              Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer (see Exhibit 31.1)

32.1.              Section 1350 Certifications of Chief Executive Officer

(b)	Reports on Form 8-K

None.

(38)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

INFORMATION SYSTEMS ASSOCIATES, INC.

Date: March 29, 2011	/s/ Joseph P. Coschera
Joseph P. Coschera
CEO and Director

Date: March 29, 2011	/s/ Adrian Goldfarb
Adrian Goldfarb
Director

Date: March 29, 2011	/s/ J. Michael Reisert
J. Michael Reisert
Director

Date: March 29, 2011	/s/ Loire Lucas
Loire Lucas
Director

Date: March 29, 2011	/s/ Dominique Lesme
Dominique Lesme
Director