Form 10-Q
period 2011-03-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2011-05-16
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-14229

INFORMATION SYSTEMS ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)
FLORIDA	65-0493217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1151 SW 30TH STREET, SUITE E PALM CITY, FLORIDA	34990
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (772) 403-2992

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☐

Class C	Outstanding at May 16, 2011
Common Stock, $0.01 par value per share	25,816,084 shares

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)	2

	Condensed Balance Sheets (unaudited)	3

	Condensed Statements of Operations (unaudited)	4

	Condensed Statements of Cash Flows (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

SIGNATURES		15

(2)

PART 1. FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS

ASSETS
	As of March 31,	As of December 31,
	2011	2010
Current Assets	(Unaudited)

Cash and cash equivalents	$29,280	$70,326
Accounts receivable	74,000	92,893
Prepaid consulting	25,312	109,187
Prepaid expenses	13,215	7,622

Total Current Assets	141,807	280,028

Property and Equipment (net)	21,532	19,684

TOTAL ASSETS	$163,339	$299,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	$39,812	$68,568
Accrued expenses and other liabilities	10	2,405
Note payable - line of credit	24,727	36,141
Note payable - insurance	8,803	3,204
Deferred revenue	1,942	3,192

Total Current Liabilities	75,294	113,510

Stockholders' Equity

Common stock-$.001 par value, 50,000,000 shares
authorized, 25,816,084 and 22,266,084 issued
and outstanding at March 31, 2011 and
December 31, 2010, respectively	25,816	22,266
Additional paid in capital	2,957,663	2,781,213
Accumulated deficit	(2,895,434)	(2,617,277)
Accumulated other comprehensive (loss)	—	—
Total Stockholders' Equity	88,045	186,202

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$163,339	$299,712

The accompanying unaudited notes are an integral part of these condensed financial statements

(3)

INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2011	2010

Revenue	$127,254	$256,654

Cost of Sales	17,030	—

Gross Profit	110,224	256,654

Operating Expenses
Administrative and general	84,209	165,670
Salaries and employee benefits	142,145	68,051
Professional	160,434	230,843
Total Operating Expenses	386,788	464,564

(Loss) Before Other Income (Expense)	(276,564)	(207,910)

Other Income (Expense)
Miscellaneous income	—	30
Interest expense	(1,593)	(1,741)
Total Other Income (Expense)	(1,593)	(1,711)

Net (Loss)	(278,157)	(209,621)

Other Comprehensive (Loss)
Unrealized gain/(loss) on securities:
Arising during the year	—	(13,121)
Reclassification to net income	—	—

Total other comprehensive (loss)	—	(13,121)

Comprehensive (Loss)	$(278,157)	$(222,742)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.01)	$(0.01)
Weighted average common shares
outstanding	25,539,973	18,266,084

The accompanying unaudited notes are an integral part of these condensed financial statements

(4)

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2011	2010

Cash Flows from Operating Activities
Net (Loss)	$(278,157)	$(209,621)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	2,116	42,451
Bad debt expense	—	—
Common stock for services	25,000	82,062
Amortization of prepaid consulting	81,691	—

Changes in assets and liabilities
Accounts receivable	18,893	(82,081)
Prepaid expenses	6,833	(1,294)
Accounts payable	(28,756)	108,015
Accrued expenses and other liabilities	(2,395)	(3,119)
Deferred revenue	(1,250)	(675)

Net Cash (Used in) Operating Activities	(176,025)	(64,262)

Cash Flows from Investing Activities
Computer software development costs	—	—
Purchase of property and equipment	(3,964)	(666)
Proceeds from sale of investment	—	—

Net Cash (Used In) Investing Activities	(3,964)	(666)

Cash Flows from Financing Activities
Proceeds from line of credit	—	19,136
Payments made on line of credit	(11,414)	(1,965)
Borrowings from note payable - shareholder	—	32,500
Payments made on insurance financing	(4,643)	—
Proceeds from issuance of stock	155,000	—

Net Cash Provided by Financing Activities	138,943	49,671

Net Change in Cash and Cash Equivalents	(41,046)	(15,257)

Cash and Cah Equivalents at Beginning of period	70,326	21,047

Cash and Cash Equivalents at End of Period	$29,280	$5,790

The accompanying unaudited notes are an integral part of these condensed financial statements

(5)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Information Systems Associates, Inc. (Company) was incorporated under the laws of the State of Florida on May 31, 1994. The Company provides Mobile Data Center Management™ systems and turnkey data center management solutions to customers.  Our products and services include data center asset/inventory management, data center management software and data center data collection.  Utilizing a proprietary and patented technology, OSPI® (On Site Physical Inventory®), customers are able to manage data centers on a mobile basis, bringing data center management out of the office and into the data center.

In

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the U.S Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In February the FASB issued an amendment to Accounting Standards Codification 855, “Subsequent Events”. An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. This created potential conflicts with issuers who also filed with the Securities and Exchange Commission. An entity that is defined as an “SEC filer” is not required to disclose the date through which subsequent events have been evaluated. This amendment is effective for interim periods ending after March 31, 2011.

The Company does not believe the amendment to Topic 855 will have a significant impact on the Company’s financial statements.

C

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

(6)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTE 2 – CASH AND CASH EQUIVALENTS

As of March 31. 2011	As of December 31, 2010

Wachovia Bank (FDIC insured to $250,000)	$29,103	$70,149
Petty cash	177	177
Total cash and cash equivalent	$29,280	$70,326

NOTE 3 – PROPERTY AND EQUIPMENT

	As of	As of
	31-Mar-11	31-Dec-10

Computer software (developed)	$162,346	$162,346
Computer software (purchased)	590	590
Web site development	10,072	10,072
Furniture, fixtures, and equipment	31,715	27,752
	204,723	200,760
Less accumulated depreciation and amortization	183,191	181,076
	$21,532	$19,684

Depreciation and amortization expense for property and equipment was $2,116 and $ 3,728 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 4 – INVESTMENT

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

Also, the Company has the ability, over the next three years, of subscribing to a maximum 5,000,000 warrant shares. Each warranted share will be at a subscription price of £.05 (five pence) per share and will be issued in offerings of 100,000 shares. The number of subscripted shares will be based on gross revenue received by Rubicon Software Group, Plc.

On April 30, 2010 the Company entered into an agreement whereby 2,500,000 shares of stock held in Rubicon Software Group, lpc were sold to Rubicon. In remuneration for this stock the Company received $10,000 and was relieved from paying $16,611 worth of outstanding invoices. In connection with this transaction, the Company recorded a loss on sale of security of $47,347.

NOTE 5 – NET (LOSS) PER SHARE

Basic earnings per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options and other stock equivalents. During the three months ended March 31, 2011, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

(7)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTE 6 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2007. None of the tax years subject to examination are currently under examination by a tax authority and the Company has not received notice of the intent by any tax authority to commence an examination.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company did not recognize any liability for unrecognized tax benefits, since the Company has concluded that all of its tax positions are highly certain of being upheld upon examination by federal or state tax authorities.

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended March 31, 2011 and 2010 is summarized as follows:

Cash paid during the periods for interest and income taxes:	2011	2010
Income taxes	$—	$—
Interest	$426	$669

NOTE 8 – OPERATING LEASE

The Company leases its Palm City, Florida facility. On March 2, 2009 the lease was renewed for $1,200 per month. The Company held an additional option to renew the lease “at the market price.” This renewed lease went into effect June 1, 2009. The rent expense as of March 31, 2011 and 2010 was $3,834 and $3,834, respectively.

NOTE 9 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wachovia Bank N.A. The line of credit provides for borrowings up to $40,000. The balance as of March 31, 2011 and December 31, 2010 was $24,727 and $36,141, respectively. The interest rate is the Prime Rate plus 3%. The President of the Company is a personal guarantor on the line of credit.

NOTE 10 – NOTE PAYABLE - INSURANCE

During the three months ended March 31, 2011, the Company incurred short term financings of $10,242 for the purchase of insurance. The interest rate on the financings were 6.96% and will be repaid November 2011. The balance as of March 31, 2011 was $ 7,514.

On August 31, 2010, the Company incurred short term financing for the purchase of insurance. The note was for $5,720. The interest rate on the debt is 4.96% and will be repaid May 31, 2011. The balance as of March 31, 2011 was $ 1,289.

(8)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTE 11 – NOTE PAYABLE – SHAREHOLDER

In February, 2010, the Company obtained financing from a shareholder for working capital purposes. The amount of $32,500 will be repaid in eighteen months. Interest accrues at a rate of 6% per annum. There is no penalty for early payment. On August 12, 2010 the shareholder was repaid $7,500. The remainder was repaid in December 2010.

NOTE 12 – COMMON STOCK

In January 2011, the Company issued 50,000 shares of common stock in exchange for $5,000 in a private placement with an accredited investor.

In January 2011, the Company issued 3,000,000 shares of common stock in exchange for $150,000 in a private placement with its new director and Chief Operating Officer. In addition, the Chief Operating Officer was granted 500,000 shares of common stock in lieu of salary for the three months ended March 31, 2011.

NOTE 13 – SHARE BASED PAYMENTS FOR SERVICES

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

On April 15, 2010 the Company entered into an agreement to receive marketing strategies, digital media and social media strategies to expand the Company’s investor base and improve shareholder communication. The consultants received 400,000 shares of company common stock. Shares were valued at the then current market price of $.15 per share.

On May 25, 2010 a notice of non renewal, was sent to the one consulting company that continued to provide services from August 1, 2009 to July 31, 2010 at an agreed to rate of $262,500. The Company issued 656,200 shares of common stock for the service provided.

The following is a summary of the status of options outstanding as of March 31, 2011 and 2010 respectively:

	For the Three Months Ended March 31, 2011		For the Three Months Ended March 31, 2010

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	15,000,000	$3.00	15,000,000	$3.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	15,000,000	$3.00	15,000,000	$3.00
Exercisable at end of period	15,000,000	$3.00	15,000,000	$3.00
Outstanding
Weighted average remaining contractual term		0.34		1.34
Aggregated intrinsic value		$ -		$ -
Weighted average grant date fair value		N/A		N/A
Exercisable
Weighted average remaining contractual term		0.34		1.34
Aggregated intrinsic value		$ -		$ -

NOTE 14 – CONCENTRATIONS

Two major customers accounted for 68.8% and 17.5% of revenue for the three months ended March 31, 2011.

As of March 31, 2011, the two major customers accounted for 67.7% and 30.2 % of accounts receivable.

(9)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein the terms “we”, “us”, “our”, the “Registrant,” “ISA” and the “Company” means, Information Systems Associates, Inc., a Florida corporation.

GENERAL DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Information Systems Associates, Inc. (Company) was incorporated under the laws of the State of Florida on May 31, 1994. The Company is a leading provider of Mobile Data Center Management™ systems and turnkey data center management solutions.  The suite of products and services include data center asset/inventory management, data center management software and data center data collection.  Utilizing a proprietary and patented technology, OSPI® (On Site Physical Inventory®), customers manage data centers on a mobile basis, bringing data center management out of the office and into the data. Our solutions can reduce sourcing, procurement and tracking costs, improve tracking and monitoring of asset performance and reduce operational downtime.

In 1995, we became a subcontractor of Avocent Huntsville Corp. (formally Aperture Technologies Inc At that time, Avocent’s Network Management tools (“System”), was one of the leading solutions in it field.  For more than five years, Avocent Huntsville Corp. (formerly Aperture Technologies Inc.) has provided enterprise asset management solutions to customers in the United States, Europe and Asia and Pacific Rim.  During this same timeframe, we have offered Advocent’s enterprise asset management solutions to customers and prospects in North America.

The typical Value Added Reseller Agreement allows the vendor’s partner/subcontractor (in this case ISA) the ability to offer to its client’s and prospects a Commercial Off the Shelf software solution to address a particular business problem.  ISA’s customers are primarily working data centers, network management departments and corporate real estate departments. We help these customers to identify and then implement a software solution which addresses their needs based. Once the client chooses a software solution, ISA assists the client in implementing the software.

In 2007, ISA developed and began marketing its own software product, ONSITE PHYSICAL INVENTORY™ (OSPI).

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

CURRENT DEVELOPMENTS

In January, 2011, the Company hired a new Chief Operating Officer who has been charged with identifying, and overseeing improvements and enhancements to our OSPI software. This person will also direct the development and implementation of the Company’s marketing plan and is responsible for building and managing the Company’s sales force. During the three months ended March 31, 2011, the Company has prepared a software requirements analysis for the new and enhanced version of OSPI, and has begun building the Company’s sales network.

(10)

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

(11)

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

After the development of the internal-use “ON SITE PHYSICAL INVENTORY®” software (OSPI®) was complete, we decided to market the software.  Proceeds from the licenses of the computer software, net of direct incremental costs of marketing, such as commissions, software reproduction cost, warranty and service obligations, and installation cost, are applied against the carrying cost of that software.  No profit will be recognized until aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero.  Subsequent proceeds will be recognized in revenue as earned.

On December 1, 2009, the Company released Version 2 of the “ON SITE PHYSICAL INVENTORY®” software (OSPI®) for sale in the marketplace.  The Company accounts for internally produced software with FASB Accounting Standard Codification 985-20 “Cost of Software To Be Sold, Leased, or Otherwise Marketed”.  Costs were capitalized when the second version was established as technically feasible and will be written off on a straight line method over the estimated useful life.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The following discussion should be read in conjunction with the financial statements include in this report and is qualified in its entirety by the foregoing.

Revenues

Gross revenues were $127,254 and $256,154 for the three months ended March 31, 2011 and 2010, respectively. The increase in 2011 revenue is due primarily to a decrease in consulting service revenue and the related travel expense revenue of $111,000 and a decrease of $29,000 in OSPI software revenue. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $386,788 as compared to $466,305 for the three months ended March 31, 2010. The decrease resulted from declines in general and administrative expenses of $83,000 and professional fees of $70,000 which were primarily related to lower travel expenses and consulting expenses due to the decline in consulting service revenue. These decreases were partially offset by an increase in salaries and employee benefits which resulted for the addition of the new COO, software engineer and product salesman.

Loss from Operations

We had a loss from operations of $276,564 for the three months ended March 31, 2011 as compared to a loss of $207,910 for the three months ended March 31, 2010. The increase in the loss resulted from the sales decline which was partially offset by a decrease in operating expenses as described above.

Interest Expense

Interest expense was $1,593 for the three months ended March 31, 2011 as compared to interest of $1,741 for the three months ended March 31, 2010.

Net Loss

Net loss for the three months ended March 31, 2011 was $278,157 as compared with a net loss of $209,621 for the three months ended March 31, 2010. Net loss per common share was $0.01 for the three months ended March 31, 2011 and 2010. Weighted average common shares outstanding as of March 31, 2011 and 2010 were 25,539,973 and 18,266,084, respectively.

(12)

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations were $176,025 and $64,262, respectively, during the three months ended March 31, 2011 and 2010. Cash flows used in operations during the three months ended March 31, 2011 were primarily attributable to a net loss of $278,157 which was partially offset amortization of prepaid consulting of $83,875, the issuance of common stock for services of $25,000 and the decrease in accounts receivable of of $18,893 less the reduction of accounts payable of of $28,756.

Cash flows used by investing activities were $3,964 and $666 for the three months ended March 31, 2011and 2010, respectively, and resulted from investments for the purchase of equipment and furniture.

Cash flows provided by financing activities were $138,943 and $49,671, respectively, for the three months ended March 31, 2011 and 2010. Cash flows provided by financing activities for the three months ended March 31, 2011 were attributable to the proceeds of $155,000 from the sale of common stock in private placements. These proceeds were used to repay insurance financings of $4,643 and to make payments on the line of credit of $11,414. Cash flows provided by financing activities for the three months ended March 31, 2010 resulted from additional draws against the Company’s line of credit of $19,136, plus the proceeds from a shareholder loan of $32,500.

The Company had cash on hand of $29,280 and net working capital of $66,513 as of March 31, 2011.  If the Company is unable to generate revenues sufficient to support the operations of the Company, the Company the will require additional debt or equity financing to meet the working capital needs of the Company.

 Our current level of operations would require additional capital to sustain operations through 2011.   Modifications to our business plans may require additional capital for us to operate.  Management has identified the need for additional financing of up to $1million in order to fund the programming of the software enhancements and the market rollout of the new software product and is currently exploring various equity and debt financing alternatives. There can no assurance that these efforts will be successful. No significant amount of our trade payables has been unpaid within the stated trade term.  We are not subject to any unsatisfied judgments, liens or settlement obligations.

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

(13)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance

Director & Officer Investor	1/4/2011	3,000,000 shares of common stock	Investment totaling $150,000

Private Placement Investors	1/4//2011	50,000 shares of common stock	Investment totaling $5,000

Officer	1/4/2011	500,000 shares of common stock	Payment for Services

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

(14)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Information Systems Associates, Inc.
Date: May 16, 2011	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: May 16, 2011	By:	/s/ Michael R. Hull
Michael R. Hull Chief Financial Officer