Form 10-Q
period 2011-06-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2011-08-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-14229

INFORMATION SYSTEMS ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)
FLORIDA	65-0493217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

819 SW Federal Highway, Suite 206, STUART, FLORIDA	34990
(Address of principal executive offices)	(Zip Code)

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

Yes [_] No[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_]No   [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [_]No [_]

Class	Outstanding at August 14, 2011
Common Stock, $0.01 par value per share	28,166,084 shares

1

(2)

PART 1. FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED BALANCE SHEETS

ASSETS
	As of June 30,	As of December 31,
	2011	2010
Current Assets	(Unaudited)

Cash and cash equivalents	$7,862	$70,326
Accounts receivable	50,389	92,893
Prepaid consulting	52,500	109,187
Prepaid expenses	16,462	7,622

Total Current Assets	127,213	280,028
Property and Equipment (net)	44,893	19,684
Deposits	1,690	—

TOTAL ASSETS	$173,796	$299,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	$127,434	$68,568
Accrued expenses and other liabilities	—	2,405
Note payable - line of credit	39,621	36,141
Note payable - related party	25,000	—
Note payable - insurance	4,974	3,204
Deferred revenue	692	3,192

Total Current Liabilities	197,721	113,510

Stockholders' Equity (Deficit)

Common stock-$.001 par value, 50,000,000 shares
authorized, 27,416,084 and 22,266,084 issued
and outstanding at June 30, 2011 and
December 31, 2010, respectively	27,416	22,266
Additional paid in capital	3,091,063	2,781,213
Accumulated deficit	(3,142,404)	(2,617,277
Accumulated other comprehensive (loss)	—	—
Total Stockholders' Equity (Deficit)	(23,925)	186,202

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$173,796	$299,712

The accompanying notes are an integral part of these unaudited condensed financial statements.

(3)

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$74,621	$234,986	$201,875	$491,640

Cost of Sales	9,884	14,440	26,914	14,440

Gross Profit	64,737	220,546	174,961	477,200

Operating Expenses
Administrative and general	85,064	122,264	169,273	287,484
Salaries and employee benefits	144,210	67,740	286,355	135,791
Professional	79,958	246,085	240,392	476,928
Total Operating Expenses	309,232	436,089	696,020	900,203

(Loss) Before Other Income (Expense)	(244,495)	(215,543)	(521,059)	(423,003)

Other Income (Expense)
Other income (expense)	(237)	—	(237)	30
Loss on sale sof security	—	(16,154)	—	(16,154)
Interest expense	(2,238)	(2,273)	(3,831)	(4,464)
Total Other Income (Expense)	(2,475)	(18,427)	(4,068)	(20,588)

Net (Loss)	(246,970)	(233,970)	(525,127)	(443,591)

Other Comprehensive (Loss)
Unrealized gain/(loss) on securities:
Arising during the year	—	(4,673)	—	(17,794)

Total other comprehensive (loss)	—	(4,673)	—	(17,794)

Comprehensive (Loss)	$(246,970)	$(238,643)	$(525,127)	$(461,385)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding	26,711,688	18,532,751	26,129,607	18,532,751

The accompanying notes are an integral part of these unaudited condensed financial statements.

(4)

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities
Net (Loss)	$(525,127)	$(443,591)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	4,372	84,902
Common stock for services	—	202,854
Amortization of prepaid consulting	116,687	—
Loss on sale of investment	—	16,154
Changes in assets and liabilities
Accounts receivable	42,504	5,993
Prepaid expenses	(8,840)	1,390
Other assets	(1,690)	—
Accounts payable	58,866	48,226
Accrued expenses and other liabilities	(2,405)	7,586
Deferred revenue	(2,500)	(1,350)
Net Cash (Used in) Operating Activities	(318,133)	(77,836)

Cash Flows from Investing Activities
Proceeds from sale of investment	—	10,000
Investment in software development	(19,350)	—
Purchase of property and equipment	(10,231)	(666)
Net Cash (Used In) Investing Activities	(29,581)	9,334

Cash Flows from Financing Activities
Proceeds from line of credit	3,480	19,627
Borrowings from note payable - shareholder	25,000	32,500
Net proceeds from insurance financings	1,770	(3,276)
Proceeds from issuance of stock	255,000	—
Net Cash Provided by Financing Activities	285,250	48,851

Net Change in Cash and Cash Equivalents	(62,464)	(19,651)

Cash and Cash Equivalents at Beginning of period	70,326	21,047

Cash and Cash Equivalents at End of Period	$7,862	$1,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

(5)

INFORMATION SYSTEM ASSOCIATES, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

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

Recent Accounting Pronouncements

Accounting Standards Updates which were not effective until after June 30, 2011 are not expected to have a significant effect on the Company's condensed consolidated financial position or results of operations.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements presented to conform to 2011. Such reclassifications have no effect on reported income.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net operating loss for the six months ended June 30, 2011 of $525,127. The total accumulated deficit as of June 30, 2011 was $3,142,404. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise additional capital. In July 2011, management received $250,000 in exchange for convertible notes amounting to $275,000 and warrants to purchase 3,000,000 shares of the Company’s common stock and received $25,000 in exchange for 250,000 shares of common stock in a private placement with an accredited investor. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of June 30, 2011 and December 30, 2010 consisted of cash in bank of $7,686 and $70,149, respectively, plus petty cash of $177 for total cash and cash equivalents of $7,862 and $70,326, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

	As of	As of
	June 30, 2011	December 31, 2010

Computer software (developed)	$19,350	$162,346
Computer software (purchased)	590	590
Web site development	10,072	10,072
Furniture, fixtures, and equipment	37,983	27,752
	67,995	200,760
Less accumulated depreciation and amortization	23,102	181,076
	$44,893	$19,684

Depreciation and amortization expense for property and equipment was $4,372 and $ 84,902 for the six months ended June 30, 2011 and 2010, respectively.

(6)

INFORMATION SYSTEM ASSOCIATES, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

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

NOTE 6 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wachovia Bank N.A. The line of credit provides for borrowings up to $40,000. The balance as of June 30, 2011 and December 31, 2010 was $39,621 and $36,141, respectively. The interest rate is the Prime Rate plus 3%. The President of the Company is a personal guarantor on the line of credit.

NOTE 7 – NOTE PAYABLE - INSURANCE

During the six months ended June 30, 2011, the Company incurred short term financings of $10,242 for the purchase of insurance. The interest rate on the financing was 6.96% and will be repaid through November 2011. The balance as of June 30, 2011 was $ 4,974.

NOTE 8 – NOTE PAYABLE – RELATED PARTY

On May 28, 2011, the Company’s Chairman and Chief Executive Officer advanced the Company $25,000 in exchange for a promissory note, bearing an annual interest of 6% and a repayment term of seven months, in order to fund the working capital needs of the Company.

NOTE 9– INCOME TAXES

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

NOTE 10 – NET (LOSS) PER SHARE

Basic earnings per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options and other stock equivalents. During the three and six months ended June 30, 2011, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010
Cash paid during the periods for interest and income taxes:
Income taxes	$—	$—
Interest	$1,096	$1,119

NOTE 12 – OPERATING LEASE

The Company leased its Palm City, Florida facility. On March 2, 2009 the lease was renewed for $1,200 per month. The Company held an additional option to renew the lease “at the market price.” This renewed lease went into effect June 1, 2009. Rent expense for the three months ended June 30, 2011 and 2010 was $5,112 and $7,668, respectively.

In April 2011, the Company entered into a new three year lease for office space in Stuart. The lease begins in August and provides for minimum monthly lease payments of $1,690, $1,803 and $1,915 for years one, two and three, respectively.

(7)

INFORMATION SYSTEM ASSOCIATES, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

NOTE 13 – COMMON STOCK

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

On April 1, 2011, the Company issued 500,000 shares of common stock to its Chief Operating Officer in payment for services for the three months ended June 30, 2011.

On April 2, 2011, the Company issued 300,000 shares of common stock in connection with a one year investor relations agreement. The shares were valued at $0.10 per share based upon the market value of the Company’s common stock on the date of the grant.

In May 2011, the Company issued 100,000 shares of common stock in connection with a one year financial communications agreement. The shares were valued at $0.10 per share based upon the market value of the Company’s common stock on the date of the grant.

In May 2011, the Company issued 500,000 shares of common stock to three accredited investors in exchange for $50,000.

In June 2011, the Company issued 200,000 shares of common stock to its two independent directors in payment of director fees for the coming year. The shares were value at $0.10 per share based upon the market value of the Company’s common stock on the date of the grant.

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

The following is a summary of the status of options outstanding as of June 30, 2011 and 2010 respectively:

	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	15,000,000	$ 3.00	15,000,000	$ 3.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	15,000,000	$ 3.00	15,000,000	$ 3.00
Exercisable at end of period	15,000,000	$ 3.00	15,000,000	$ 3.00
Outstanding
Weighted average remaining contractual term		0.09		1.09
Aggregated intrinsic value		$ -		$ -
Weighted average grant date fair value		N/A		N/A
Exercisable
Weighted average remaining contractual term		0.09		1.09
Aggregated intrinsic value		$ -		$ -

(8)

INFORMATION SYSTEM ASSOCIATES, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

NOTE 15 – CONCENTRATIONS

Two major customers accounted for 50.2% and 16.9% of revenue for the six months ended June 30, 2011.

As of June 30, 2011, the two major customers accounted for 33% and 66% of accounts receivable.

NOTE 16 – SUBSEQUENT EVENTS

On July 1, 2011, the Company issued 500,000 shares of common stock to its Chief Operating Officer in payment for services for the three months ended September 30, 2011.

On July 14, 2011, the Company issued 250,000 shares of common stock to three accredited investors in exchange for $25,000.

In connection with two financing transactions dated July 15 and July 18, 2011, the Company received a total of $250,000 from two accredited investors in exchange for one year original issue discount notes in the aggregate amount of $275,000, convertible into the Company’s common stock at a conversion rate of $0.10 per share and bearing interest of 10%, plus five-year warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

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

In 2007, ISA developed and began marketing its own software product, ON SITE PHYSICAL INVENTORY™ (OSPI).

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

CURRENT DEVELOPMENTS

In January, 2011, the Company hired a new Chief Operating Officer who has been charged with identifying, and overseeing improvements and enhancements to our OSPI software. This person will also direct the development and implementation of the Company’s marketing plan and is responsible for building and managing the Company’s sales force. During the six months ended June 30, 2011, the Company prepared a software requirements analysis and begun development of a new and enhanced version of OSPI, and has begun building the Company’s sales network.

(10)

 ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Con’t.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement:  availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending June 30, 2011.

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

(11)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Con’t.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The following discussion should be read in conjunction with the unaudited condensed financial statements included in this report.

Revenues

Gross revenues were $201,875 and $491,640 for the six months ended June 30, 2011 and 2010, respectively. The decrease in 2011 revenue is due primarily to a decrease in consulting service revenue and the related travel expense revenue of $251,000 and a decrease of $67,000 in OSPI software revenue. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 were $696,020 as compared to $900,203 for the six months ended June30, 2010. The decrease resulted from a decrease in general and administrative expenses of $123,000 which resulted from a decline in software amortization of $81,000 because the cost of OSPI Version 2 was fully amortized in 2010, a decline in travel expenses of $70,000 because there were fewer consulting engagements, partially offset by increases of $14,000 in marketing expenses and an increase of $9,000 in vehicle expense. In addition, professional fees declined $236,000 which resulted from lower consulting fees for investor relations of $80,000, a reduction of $141,000 related to consultants used on consulting engagements and a $14,000 reduction in legal expenses. These decreases were partially offset by an increase of $150,000 in salaries and employee benefits which resulted from the addition of the new Chief Operating Officer, Director of Product Strategy and a product salesman.

Loss from Operations

We had a loss from operations of $521,059 for the six months ended June 30, 2011 as compared to a loss of $423,003 for the six months ended June 30, 2010. The increase in the loss resulted from the sales decline which was partially offset by a decrease in operating expenses as described above.

Interest Expense

Interest expense was $3,831 for the six months ended June 30, 2011 as compared to interest of $4,464 for the six months ended June 30, 2010.

Net Loss

Net loss for the six months ended June 30, 2011 was $525,127 as compared with a net loss of $443,591 for the six months ended June 30, 2010. Net loss per common share was $0.02 for the six months ended June 30, 2011 and 2010. Weighted average common shares outstanding for the six months ended June 30, 2011 and 2010 were 26,129,607 and 18,532,751, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

The following discussion should be read in conjunction with the unaudited condensed financial statements included in this report.

Revenues

Gross revenues were $74,621 and $234,986 for the three months ended June 30, 2011 and 2010, respectively. The decrease in 2011 revenue is due primarily to a decrease in consulting service revenue and the related travel expense revenue of $134,000 and a decrease of $45,000 in OSPI software revenue. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $309,232 as compared to $436,089 for the three months ended June 30, 2010. The decrease resulted from declines in general and administrative expenses of $40,000 due to lower software amortization of $41,000 and a decrease in professional fees of $166,000 which was primarily related to lower travel expenses and consulting expenses due to the decline in consulting service revenue of $54,000, a reduction in investor relations consulting of $103,000 and a reduction in legal fees of $9,000. These decreases were partially offset by an increase in salaries and employee benefits of $76,000 which resulted from the addition of the new Chief Operating Officer, Director of Product Strategy and a product salesman.

Loss from Operations

We had a loss from operations of $244,495 for the three months ended June 30, 2011 as compared to a loss of $215,543 for the three months ended June 30, 2010. The increase in the loss resulted from the sales decline which was partially offset by a decrease in operating expenses as described above.

Interest Expense

Interest expense was $2,238 for the three months ended June 30, 2011 as compared to interest of $2,273 for the three months ended June 30, 2010.

(12)

Net Loss

Net loss for the three months ended June 30, 2011 was $246,970 as compared with a net loss of $238,643 for the three months ended June 30, 2010. Net loss per common share was $0.01 for the three months ended June 30, 2011 and 2010. Weighted average common shares outstanding for the three months ended June 30, 2011 and 2010 were 26,711,688 and 18,532,751, respectively.

Liquidity and Capital Resources

Cash flows used in operations were $318,133 and $77,836, respectively, during the six months ended June 30, 2011 and 2010. Cash flows used in operations during the six months ended June 30, 2011 were primarily attributable to a net loss of $525,127, partially offset by an increase in accounts payable of $58,866, a decrease in accounts receivable of $42,504 and amortization of prepaid consulting costs of $116,687.  Cash flows used in operations during the six months ended June 30, 2010 were primarily attributable to a net loss of $443,591, partially offset by an increase in accounts payable of $48,226 and the issuance of stock for services of $202,854.

Cash flows used by investing activities were $29,581 for the six months ended June 30, 2011, as compared to cash flows provided by investing activities of $9,334 during the six months ended June 30, 2011 and 2010, respectively. Cash flows used in investing activities in 2011 were attributable to $19,350 in costs incurred for software development (OSPI, v3) and purchases of computers and furniture of $10,231. Cash flows provided by investing activities in 2010 were attributable primarily to the sale of an investment.

Cash flows provided by financing activities were $285,250 and $48,851 for the six months ended June 30, 2011 and 2010, respectively. Cash flow provided by financing during the six months ended June 30, 2011 resulted primarily from the proceeds of issuing common stock of $255,000 and proceeds from a note payable to a related party of $25,000. Cash flows provided by financing activities for the six months ended June 30, 2010 were attributable to the issuance of common stock.

As of June 30, 2011, the Company had cash on hand of $7,862 and a net working capital deficit of $70,508.  If the Company is unable to generate revenues sufficient to support the operations of the Company, the Company the will require additional debt or equity financing to meet the working capital needs of the Company. In July 2011, the Company received $250,000 in connection with a convertible debt financing and an additional $25,000 from a private placement of its common stock.

 Our current level of operations would require additional capital to sustain operations through 2011.   Modifications to our business plans may require additional capital for us to operate.  Management has identified the need for additional financing of up to $500,000 in order to fund the programming of the software enhancements and the market rollout of the new software product and is currently exploring various equity and debt financing alternatives. There can no assurance that these efforts will be successful. No significant amount of our trade payables has been unpaid within the stated trade term.  We are not subject to any unsatisfied judgments, liens or settlement obligations.

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

(13)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance

Director & Officer	4/1/2011	500,000 shares of common stock	Payment for Services

Service Providers	4/24/11 and 5/27/11	400,000 shares of common stock	Payment for Services

Directors	6/07/11	200,000 shares of common stock	Director Fees

Private Placement Investors	5/16//2011	500,000 shares of common stock	Investment totaling $50,000

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

Information Systems Associates, Inc.
Date: August 12, 2010	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: August 12, 2010	By:	/s/ Michael R. Hull
Michael R. Hull Chief Financial Officer

(15)