Form 10-Q
period 2011-09-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2011-11-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-14229

INFORMATION SYSTEMS ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)
FLORIDA	65-0493217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

819 SW Federal Highway, Suite 206, STUART, FLORIDA	34994
(Address of principal executive offices)	(Zip Code)

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

Yes No   

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes No   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes No X

Class	Outstanding at November 14, 2011
Common Stock, $0.01 par value per share	28,666,084 shares

(1)

(2)

PART 1. FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.
CONDENSED BALANCE SHEETS

ASSETS	As of September30,	As of December 31,
	2011	2010
Current Assets	(Unaudited)

Cash and cash equivalents	$85,167	$70,326
Accounts receivable	18,337	92,893
Prepaid consulting	37,500	109,187
Prepaid expenses	36,954	7,622

Total Current Assets	177,958	280,028
Property and Equipment (net)	64,940	19,684
Deposits	1,690	—

TOTAL ASSETS	$244,588	$299,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	$101,885	$68,568
Accrued expenses and other liabilities	518	2,405
Note payable - line of credit	34,507	36,141
Note payable - related party	25,000	—
Note payable - convertible	253,267
Note payable - insurance	7,582	3,204
Deferred revenue	—	3,192

Total Current Liabilities	422,759	113,510

Stockholders' Equity (Deficit)

Common stock-$.001 par value, 50,000,000 shares
authorized, 28,166,084 and 22,266,084 issued
and outstanding at September 30, 2011 and
December 31, 2010, respectively	28,166	22,266
Additional paid in capital	3,167,812	2,781,213
Accumulated deficit	(3,374,149)	(2,617,277)
Accumulated other comprehensive (loss)	—	—
Total Stockholders' Equity (Deficit)	(178,171)	186,202

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$244,588	$299,712

The accompanying notes are an integral part of these unaudited condensed financial statements

(3)

INFORMATION SYSTEM ASSOCIATES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$160,003	$305,933	$361,878	$797,573

Cost of Sales	17,562	10,698	44,476	25,138

Gross Profit	142,441	295,235	317,402	772,435

Operating Expenses
Administrative and general	112,682	164,680	281,955	456,628
Salaries and employee benefits	148,634	48,355	434,989	184,146
Professional	99,028	194,221	339,420	664,414
Total Operating Expenses	360,344	407,256	1,056,364	1,305,188

(Loss) Before Other Income (Expense)	(217,903)	(112,021)	(738,962)	(532,753)

Other Income (Expense)
Other income (expense)	258	—	21	—
Loss on sales of security	—	(31,194)	—	(47,347)
Interest expense	(14,101)	—	(17,932)	30
Total Other Income (Expense)	(13,843)	(31,194)	(17,911)	(47,317)

Net (Loss)	(231,746)	(143,215)	(756,873)	(580,070)

Other Comprehensive (Loss)
Unrealized gain/(loss) on securities:
Arising during the year	—	17,794	—	13,399

Total other comprehensive (loss)	—	17,794	—	13,399

Comprehensive (Loss)	$(231,746)	$(125,421)	$(756,873)	$(566,671)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding	28,122,606	21,016,086	26,851,432	19,245,253

The accompanying notes are an integral part of these unaudited condensed financial statements

(4)

INFORMATION SYSTEMS ASSOCIATES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities
Net (Loss)	$(756,873)	$(580,070)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	12,664	127,353
Common stock for services	25,000	314,624
Amortization of prepaid consulting	131,687	—
Loss on sale of investment	—	47,347
Changes in assets and liabilities
Accounts receivable	74,556	(163,759)
Prepaid expenses	(4,332)	(4,024)
Other assets	(1,690)	—
Accounts payable	33,317	9,413
Accrued expenses and other liabilities	(1,887)	68,946
Deferred revenue	(3,192)	2,563
Net Cash (Used in) Operating Activities	(490,750)	(177,607)

Cash Flows from Investing Activities
Proceeds from sale of investment	—	10,000
Investment in software development	(36,022)	—
Purchase of property and equipment	(16,130)	(666)
Net Cash (Used In) Investing Activities	(52,152)	9,334

Cash Flows from Financing Activities
Payments on line of credit	(1,635)	17,808
Borrowings from note payable - shareholder	25,000	25,000
Net proceeds from insurance financings	4,378	2,229
Proceeds from convertible notes payable	250,000
Proceeds from issuance of stock	280,000	160,000
Net Cash Provided by Financing Activities	557,743	205,037

Net Change in Cash and Cash Equivalents	14,841	36,764

Cash and Cash Equivalents at Beginning of period	70,326	21,047

Cash and Cash Equivalents at End of Period	$85,167	$57,811

Suplemental disclosure of non-cash and cash investing and financing activities:

Reduction in convertible notes payable-beneficial conversion	$27,500
Interest amortization-original issue discount	$5,243
Interest amortization-beneficial conversion feature	$5,767

The accompanying notes are an integral part of these unaudited condensed financial statements

(5)

INFORMATION SYSTEM ASSOCIATES, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Information Systems Associates, Inc. (Company) was incorporated under the laws of the State of Florida on May 31, 1994. The Company provides Mobile Data Center Management™ systems and turnkey data center management solutions to customers.  Our products and services include data center asset/inventory management, data center management software and data center data collection.  Utilizing its proprietary and patented technology, OSPI® (On Site Physical Inventory®), customers are able to manage data centers on a mobile basis, bringing data center management out of the office and into the data center.

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

Recent Accounting Pronouncements

Accounting Standards Updates which were not effective until after September 30, 2011 are not expected to have a significant effect on the Company's condensed consolidated financial position or results of operations.

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

Convertible Debt

In accordance with ASC 470-20, the Company calculated the value of any beneficial conversion features embedded in its convertible debts. If the debt is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the debt becomes convertible.

Convertible debts are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the warrant that debt holders have to convert into ordinary shares of the Company.  If the number of shares that may be required to be issued upon conversion of the convertible debt is indeterminate, the embedded conversion option of the convertible debt is accounted for as a derivative instrument liability rather than equity in accordance with ASC 815-40.

The debt component of the convertible debt is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

(6)

INFORMATION SYSTEM ASSOCIATES, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net operating loss for the nine months ended September 30, 2011 of $756,873. The total accumulated deficit as of September 30, 2011 was $3,374,149. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise additional capital. In July 2011, management received $250,000 in exchange for convertible notes amounting to $275,000 and warrants to purchase 2,500,000 shares of the Company’s common stock and received $25,000 in exchange for 250,000 shares of common stock in a private placement with an accredited investor. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CASH AND CASH EQUIVALENTS

	As of	As of
	September 30. 2011	December 30, 2010
Wachovia Bank (FDIC insured to $250,000)	$84,990	$70,149
Petty cash	177	177
Total cash and cash equivalent	$85,167	$70,326

NOTE 4 – PROPERTY AND EQUIPMENT

	As of	As of
	September 30, 2011	December 31, 2010
Computer software (developed)	$36,022	$162,346
Computer software (purchased)	590	590
Web site development	10,072	10,072
Furniture, fixtures, and equipment	43,084	27,752
	81,281	200,760
Less accumulated depreciation and amortization	24,828	181,076
	$64,940	$19,684

Depreciation and amortization expense for property and equipment was $6,897 and $84,902 for the nine months ended September 30, 2011 and 2010, respectively.

(7)

INFORMATION SYSTEM ASSOCIATES, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

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

The Company agreed to purchase 2,500,000 ordinary shares for a subscription price of £.02 (two pence) a share. The total cost of the subscription was $73,958. Within ninety days of the subscription date, the Company could purchase an additional 2,500,000 shares at the same subscription price in British pounds. The Company did not purchase the additional shares.

On April 30, 2010 the Company entered into an agreement whereby 2,500,000 shares of stock held in Rubicon Software Group, LPC were sold to Rubicon. In remuneration for this stock the Company received $10,000 and was relieved from paying $16,611 worth of outstanding invoices. In connection with this transaction, the Company recorded a loss on sale of security of $47,347.

NOTE 6 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wachovia Bank N.A. The line of credit provides for borrowings up to $40,000. The balance as of September 30, 2011 and December 31, 2010 was $34,507 and $36,141, respectively. The interest rate is the Prime Rate plus 3%. The President of the Company is a personal guarantor on the line of credit.

NOTE 7 – NOTE PAYABLE – RELATED PARTY

On May 28, 2011, the Company’s Chairman and Chief Executive Officer advanced the Company $25,000 in exchange for a promissory note, bearing an annual interest of 6% and a repayment term of seven months, in order to fund the working capital needs of the Company. As of September 30, 2011, accrued interest of $519 is due on the note.

NOTE 8 – NOTES PAYABLE – CONVERTIBLE

On July 15 and July 18, 2011, the Company received a total of $250,000 from two accredited investors in exchange for one year original issue discount notes in the aggregate amount of $275,000, convertible into the Company’s common stock at a conversion rate of $0.10 per share and bearing interest of 10%, plus five-year warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The market value of the stock at the date of issuance of the warrants was $0.10. The warrants are issued as a result of a financing transaction and contain a beneficial conversion feature. As of September 30, 2011, the balance was $253,267.

NOTE 9 – NOTE PAYABLE - INSURANCE

During the Nine months ended September 30, 2011, the Company incurred short term financings of $16,016 for the purchase of insurance. The interest rate on the financing was 6.96% and will mature in July 2012. The balance as of September 30, 2011 was $7,582.

(8)

INFORMATION SYSTEM ASSOCIATES, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 10 – INCOME TAXES

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

NOTE 11 – NET (LOSS) PER SHARE

Basic earnings per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. During the three and nine months ended September 30, 2011, outstanding warrants to purchase an aggregate of 2,500,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the Nine months ended September 30, 2011 and 2010 is summarized as follows:

	2011	2010
Cash paid the periods for interest and income taxes:
Income taxes	$ -	$ -
Interest	$8,334	$ -

NOTE 13 – OPERATING LEASE

The Company leased its Palm City, Florida facility. On March 2, 2009 the lease was renewed for $1,200 per month. The Company held an additional option to renew the lease “at the market price.” This renewed lease went into effect June 1, 2009.

In April 2011, the Company entered into a new three year lease for office space in Stuart. The lease begins in August and provides for minimum monthly lease payments of $1,690, $1,803 and $1,915 for years one, two and three, respectively. Rent expense for the nine months ended September 30, 2011 and 2010 was $8,712 and $7,668, respectively.

(9)

INFORMATION SYSTEM ASSOCIATES, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 14 – COMMON STOCK

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

On July 14, 2011, the Company issued 250,000 shares of common stock to one accredited investor in exchange for $25,000.

(10)

INFORMATION SYSTEM ASSOCIATES, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 15– SHARE BASED PAYMENTS FOR SERVICES

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

The following is a summary of the status of options outstanding as of September 30, 2011 and 2010 respectively:

	For the Nine Months Ended September 30, 2011		For the Nine Months Ended September 30,2010
	Shares	Weighted Average Exercise Price	Shares	Shares Weighted Average Exercise Price

Outstanding at beginning of period	15,000,000	$3.00	15,000,000	$3.00
Granted	2,500,000	0.10	—	-
Exercised	—	—	—	-
Forfeited	—	—	—	-
Expired	15,000,000	3.00	—	-
Outstanding at end of period	2,500,000	$0.10	15,000,000	$3.00
Exercisable at end of period	2,500,000	$0.10	15,000,000	$3.00
Outstanding
Weighted average remaining contractual term		0.10		1.09
Aggregated intrinsic value		$—		$-
Weighted average grant date fair value		N/A		N/A
Exercisable
Weighted average remaining contractual term		0.10		1.09
Aggregated intrinsic value		$—		$-

NOTE 16 – SUBSEQUENT EVENTS

On October 1, 2011, the Company issued 500,000 shares of common stock to its Chief Operating Officer in payment for services for the three months ended December 31, 2011.

On October 26, 2011, the Company’s President and Chief Operating Officer advanced the Company $95,000 in exchange for a promissory note, bearing interest of $5,000 and a repayment term of three months, in order to fund the working capital needs of the Company.

(11)

INFORMATION SYSTEM ASSOCIATES, INC.

As used herein the terms “we”, “us”, “our”, the “Registrant,” “ISA” and the “Company” means, Information Systems Associates, Inc., a Florida corporation.

GENERAL DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Information Systems Associates, Inc. (Company) was incorporated under the laws of the State of Florida on May 31, 1994. The Company is a leading provider of Mobile Data Center Management™ systems and turnkey data center management solutions.  The suite of products and services include data center asset/inventory management, data center management software and data center data collection.  Utilizing its proprietary and patented technology, OSPI® (On Site Physical Inventory®), customers manage data centers on a mobile basis, bringing data center management out of the office and into the data. Our solutions can reduce sourcing, procurement and tracking costs, improve tracking and monitoring of asset performance and reduce operational downtime.

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

(12)

INFORMATION SYSTEM ASSOCIATES, INC.

CURRENT DEVELOPMENTS

In January, 2011, the Company hired a new Chief Operating Officer who has been charged with identifying, and overseeing improvements and enhancements to our OSPI software. This person will also direct the development and implementation of the Company’s marketing plan and is responsible for building and managing the Company’s sales force. During the Nine months ended September 30, 2011, the Company prepared a software requirements analysis and begun development of a new and enhanced version of OSPI, and has begun building the Company’s sales network.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement:  availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending September 30, 2011.

(13)

INFORMATION SYSTEM ASSOCIATES, INC.

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

(14)

INFORMATION SYSTEM ASSOCIATES, INC.

 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following discussion should be read in conjunction with the unaudited condensed financial statements included in this report.

Revenues

Gross revenues were $361,878 and $797,573 for the nine months ended September 30, 2011 and 2010, respectively. The decrease in 2011 revenue is due primarily to a decrease in consulting service revenue of $277,000 and the related travel expense revenue of $149,000 and a decrease of $72,000 in OSPI software revenue due to the expiration of a multi-year license agreement. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 were $1,056,364 as compared to $1,305,188 for the nine months ended September 30, 2010. The decrease resulted from a decrease in general and administrative expenses of $175,000 which resulted from a decline in software amortization of $122,000 because the cost of OSPI Version 2 was fully amortized in 2010, a decline in travel expenses of $93,000 because there were fewer consulting engagements, partially offset by increases of $18,000 in marketing expenses and an increase of $11,000 in vehicle expense. In addition, professional fees declined $324,000 which resulted from lower consulting fees for investor relations and the use of outside consultants. These decreases were partially offset by an increase of $251,000 in salaries and employee benefits due to the addition of the new Chief Operating Officer, Director of Product Strategy and a product salesman.

Loss from Operations

We had a loss from operations of $738,962 for the nine months ended September 30, 2011 as compared to a loss of $532,753 for the nine months ended September 30, 2010. The increase in the loss resulted from the sales decline which was partially offset by a decrease in operating expenses as described above.

Interest Expense

Interest expense was $17,932 for the nine months ended September 30, 2011 as compared to interest income of $30 for the nine months ended September 30, 2010.

Net Loss

Net loss for the nine months ended September 30, 2011 was $756,873 as compared with a net loss of $566,671 for the nine months ended September 30, 2010. Net loss per common share was $0.03 for the nine months ended September 30, 2011 and 2010. Weighted average common shares outstanding for the nine months ended September 30, 2011 and 2010 were 26,851,432 and 19,245,253, respectively.

(15)

INFORMATION SYSTEM ASSOCIATES, INC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following discussion should be read in conjunction with the unaudited condensed financial statements included in this report.

Revenues

Gross revenues were $160,003 and $305,933 for the three months ended September 30, 2011 and 2010, respectively. The decrease in 2011 revenue is due primarily to a decrease in consulting service revenue and the related travel expense revenue of $23,000 and a decrease of $45,000 in OSPI software revenue. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 were $360,344 as compared to $407,256 for the three months ended September 30, 2010. The decrease resulted from declines in general and administrative expenses of $52,000 due to lower software amortization of $41,000 and a decrease in professional fees of $95,000. These decreases were partially offset by an increase in salaries and employee benefits of $100,000 which resulted for the addition of the new Chief Operating Officer, Director of Product Strategy and a product salesman.

Loss from Operations

We had a loss from operations of $217,903 for the three months ended September 30, 2011 as compared to a loss of $112,021 for the three months ended September 30, 2010. The increase in the loss resulted from the sales decline which was partially offset by a decrease in operating expenses as described above.

Interest Expense

Interest expense was $14,101 for the three months ended September 30, 2011 as compared to $0 interest expense for the three months ended September 30, 2010. The increase in interest resulted from the addition of related party notes payable and convertible notes payable.

Net Loss

Net loss for the three months ended September 30, 2011 was $231,746 as compared with a net loss of $143,215 for the three months ended September 30, 2010. Net loss per common share was $0.01 for the three months ended September 30, 2011 and 2010. Weighted average common shares outstanding for the three months ended September 30, 2011 and 2010 were 28,122,606 and 21,016,086, respectively.

Liquidity and Capital Resources

Cash flows used in operations were $490,750 and $177,607, respectively, during the nine months ended September 30, 2011 and 2010. Cash flows used in operations during the nine months ended September 30, 2011 were primarily attributable to a net loss of $756,873, partially offset by an increase in accounts payable of $33,317, a increase in accounts receivable of $74,556 and amortization of prepaid consulting costs of $131,687.  Cash flows used in operations during the nine months ended September 30, 2010 were primarily attributable to a net loss of $580,070, partially offset by an increase in accrued expenses of $68,946 and the issuance of stock for services of $314,624.

Cash flows used by investing activities were $52,152 as compared to cash flows provided by investing activities of $9,334 during the nine months ended September 30, 2011 and 2010, respectively. Cash flows used in investing activities in 2011 were attributable to $36,022 in costs incurred for software development (OSPI, v3) and purchases of computers and furniture of $16,130. Cash flows provided by investing activities in 2010 were attributable primarily to the sale of an investment.

Cash flows provided by financing activities were $557,743 and $205,037 for the nine months ended September 30, 2011 and 2010, respectively. Cash flow provided by financing during the nine months ended September 30, 2011 resulted primarily from the proceeds of issuing common stock of $280,000 and proceeds from two convertible notes of $250,000. Cash flows provided by financing activities for the nine months ended September 30, 2010 were primarily attributable to the issuance of common stock.

As of September 30, 2011, the Company had cash on hand of $85,167. If the Company is unable to generate revenues sufficient to support the operations of the Company, the Company the will require additional debt or equity financing to meet the working capital needs of the Company. In July 2011, the Company received $250,000 in connection with a convertible debt financing and an additional $25,000 from a private placement of its common stock.

In October 2011, the Company’s President and Chief Operating Officer advanced the Company $95,000 in exchange for a promissory note, bearing interest of $5,000 and a repayment term of three months, in order to fund the working capital needs of the Company.

Our current level of operations would require additional capital to sustain operations through 2011.   Modifications to our business plans may require additional capital for us to operate.  Management has identified the need for additional financing of up to $160,000 in order to fund the programming of the software enhancements and the market rollout of the new software product and is currently exploring various equity and debt financing alternatives. There can no assurance that these efforts will be successful. No significant amount of our trade payables has been unpaid within the stated trade term.  We are not subject to any unsatisfied judgments, liens or settlement obligations.

(16)

INFORMATION SYSTEM ASSOCIATES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by our management, including its Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures

Changes in Internal Control Over Financial Reporting

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

(17)

INFORMATION SYSTEM ASSOCIATES, INC.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2010 Annual Report on Form 10-K.  There have been no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Director & Officer	7/1/2011 and 10/1/2011	500,000 shares of common stock	Payment for Services
Private Placement Investors	7/14/2011	250,000 shares of common stock	Investment totaling $25,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

(18)

INFORMATION SYSTEM ASSOCIATES, INC.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(19)

INFORMATION SYSTEM ASSOCIATES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Information Systems Associates, Inc.
Date: November 14, 2011	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: November 14, 2011	By:	/s/ Joseph P. Coschera
Joseph P Coschera Chief Financial Officer