Form 10-K
period 2011-12-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2012-03-30
CIK 1396536

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☐	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934. For the fiscal year ended December 31, 2011

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.

 (Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

 819 S.W. Federal Highway, Suite 206, Stuart, Florida 34994

(Address of principal executive offices)

(772) 403-2992

(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class Name of each exchange

on which registered

None Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐      No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes ☐No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 402 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the issuer’s Common Stock held by non-affiliates as of December 31, 2011 was $1,103,304.

Number of shares of common stock outstanding as of March 28, 2012:     28,766,084

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐
Non-accelerated filer	☐ ☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

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

(1)

PART I

ITEM 1. DECRIPTION OF BUSINESS

As used herein the terms “we”, “us”, “our”, the “Registrant,” “ISA” and the “Company” means, Information Systems Associates, Inc., a Florida corporation.

BUSINESS OVERVIEW

We have been in business since May of 1994. During the first twelve (12) years of operation, the primary focus of the business was to offer for sale, through ISA’s Value Added Reseller Agreements in place in several of the industry leaders, software products and services that allow companies to track and manage assets, primarily in the realm of corporate real estate and corporate IT network infrastructure including equipment maintained in corporate data centers. We refer to our product and services suite as asset management solutions. Our solutions reduced sourcing, procurement and tracking costs, improve tracking of data center assets.

In 1995, we became a Business Partner (a/k/a Value Added Reseller) with Avocent Huntsville Corp. (formerly Aperture Technologies Inc. of Stamford, CT) Huntsville, AL. At that time, Avocent’s Data Center Management tools (“System”), was one of the leading solutions in the IT field. For more than five years, Avocent Huntsville Corp. provided enterprise asset management solutions to customers in the United States, Europe and Asia and Pacific Rim. During this same timeframe, we offered Advocent’s enterprise asset management solutions to customers and prospects in North America.

The typical Value Added Reseller Agreement allows the vendor’s partner/subcontractor (in this case ISA) the ability to offer to its client’s and prospects a Commercial Off The Shelf (COTS) software solution to address a particular business problem. The primary focus of ISA’s business is working data center operations and data center facilities departments to identify and then implement a software solution which addresses their needs based upon extensive research done prior to the selection and culminating in the purchase by the client and implementation by ISA of the chosen solution.

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

Our customer list includes a number of leading organizations, such as Northrop Grumman Electronic Systems, Verizon, Huntington National Bank, T-Mobile USA, Inc., Cardinal Health, Inc., Chevron and General Electric.

On April 17, 2009, we entered into a strategic alliance and became an investor with Rubicon Software Group, plc. This agreement will create an opening into the European market as well as provide cost effective software development. We continue to retain Rubicon as a provider of maintenance and product updates for OSPI®

INDUSTRY BACKGROUND AND OVERVIEW

Data Center asset management software has existed for more than thirty years, initially through computerized maintenance management systems, and more recently including more comprehensive and robust enterprise asset management and enterprise resource planning solutions. The early computerized maintenance management systems automated daily management of assets, while enterprise resource planning solutions consolidate basic asset information with financial information at the corporate level. Enterprise asset management solutions encompass elements of both, serving as the next evolution of computerized maintenance management system solutions by bridging the gap between asset management and corporate-level planning and tracking requirements.

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

RACKWISE DMC

RACKWISE DMCTM services and products deliver key features to simplify and reduce the time consumed designing, modeling and operating the physical infrastructure of a datacenter. The features of Rackwise include:

·    Auto-build visual documentation from imported bill of materials

·    Cost savings analysis and reporting

·    Modeling and impact analysis of datacenter designs and modifications

·    Space, power, cooling, and cable management

·    Generate detailed datacenter and rack visualizations

·    Ensure racks and the datacenter are within design limits

·    Instantly find available datacenter resources

·    Improve utilization of power and space

(2)

Rubicon Software Group

Rubicon Software works closely with organizations to develop customized software solutions. Rubicon worked closely with ISA in the development of OSPI® v3 and is currently working with ISA in the development of Data CenterEasy v1.

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

Training

Upon completion of implementation (and often during implementation), we train customer personnel to utilize the chosen Solutions. Training can be conducted in one-on-one or group situations. We also conduct “train the trainer” sessions.

Maintenance and Support

We provide regular software upgrades and ongoing support to our customers for our software solution.

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

BUSINESS CYCLES

Since many of our customers are large organizations or quasi-governmental entities, we have experienced increasingly longer sales and collection cycles. Beginning in 2011, we began factoring our accounts receivables with a third party whereby we receive 80% of the accounts receivable balance when funded and the remainder of the accounts receivable when collected. We also pay a fee at funding of 3%.

CUSTOMERS

We provide our solutions to customers in a variety of industries, including: healthcare, public authorities, manufacturing, retail, telecommunications and financial services sectors. Our services are not industry specific and therefore are not limited by industry.

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

Revenue for select clients during fiscal year 2011

Customer	Solutions(s)	Revenue % of Overall
Avocent Huntsville	Aperture VISTA & OSPI ®Version 2 & 3	31.77%
Chevron	dcTrack & OSPI ®Version 3	27.19%
Visual Network Design, Inc.	Rackwise DCM & OSPI ®Version 2 & 3	6.98%

Revenue for select clients during fiscal year 2010

Customer	Solutions(s)	Revenue % of Overall
iTRAC	OSPI ®Version 2	5.21%
Northrop Grumman	VisionFM	1.61%
Visual Network Design, Inc.	Rackwise DCM & OSPI ®Version 2	6.05%

(3)

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

RESEARCH AND DEVELOPMENT

Our initial software development was aimed at defining the core functionality elements of our software application OSPI®, the features and functionality of the follow-up releases, the development of new software components, and the integration of superior third party technology into our environment. .

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

The data collection services field has been in existence for many industries for years. The idea of hiring outside companies to conduct inventories of corporate data centers is not new. There are many vendors in this space today that are using techniques that employ the use of text based list or a formatted spread sheet. Information Systems Associates has developed and patented a data collection process for IT assets that employs real time data validation, combined bar code scanning which as best as can be determined is unique in the industry. The major importance of this approach is that the data exported (extracted) from Information Systems Associates’ data collection application has been validated and is available immediately to be imported into the client’s data center asset management solution. This saves a significant amount of time (could be days or even weeks) in researching errors that are uncovered by the application at the time of the data import.

To become more competitive, we will need to make investments in new product development and improve our market visibility and financial situation. A prime example of this investment is OSPI®, version 3 which provides a cost efficient solution.

Although we offer a broad range of asset network and facilities management solutions as Value Added Resellers, we face significant competition in each of the component product areas from the following companies:

▪  Enterprise asset management – related solutions – ShowRack, Nlyte

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

ISA competes for business utilizing sales leads generated by its internal sales and marketing efforts and also on the recommendations of the software vendors for whose product solutions our data collection software is compatible. At the present time, OSPI® is compatible with two vendor’s solution; VISTA600 by Avocent Huntsville Corp. (formally Aperture Technologies Inc.) and RACKWISE DCM by Visual Network Design. ISA believes that its current pricing structure combined with the extensive number of data validation processes included in its product make it very competitive. The vast majority of data collection services in existence are focused on the retail industry. Of the competitors that we have been able to identify, our research has not produced any information that would lead us to believe that the competitors can provide the same level of quality services that ISA is capable of delivering with its software solution.

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

(4)

PLAN OF OPERATION

Our major activity is around the sale of asset management software and services related to the software. We have recently:

· Received a Trademark for DataCenterEasy® · Received a Trademark for EasyMobile® · Received a Trademark for EasyPortal® · Received a Copyright for OSPI®
· Received a Trademark for ON SITE PHYSICAL INVENTORY®
· U.S. Patent Number 7,752,088 was issued for OSPI® method on July 6,2010

We have hired Dom Lesme as our Chief Operating Officer. Initially, Dom’s primary responsibilities are to build an internal sales and marketing staff whereby ISA can directly market and sell its systems and services directly to potential customers. In addition, Dom has hired Bill Nelson as our Director of Product Strategy. Dom, along with Bill and the CEO, Joe Coschera, developed the short and long term evolution of OSPI creating a Product Requirements Document (PRD) that will become ISA’s product roadmap. In December of 2011, Mr. Lesme resigned his position.

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

Enter Into and Maximize Alliances

We have marketing and other relationships with Avocent Huntsville Corp., Visual Network Design, Inc., Raritan, Veridity, DataCentrix, GammaGroup and Vision Facilities Management LTD. We believe that these and future relationships will help provide us with access to important industry participants and will help increase our brand awareness.

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

(5)

ITEM 1A. RISK FACTORS

The following is a summary of material risks and uncertainties which we face in our business.

If we do not generate positive cash flow and earnings or raise additional debt or equity capital, we may not be able to repay our debt and operating payables.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in Information Systems Associates. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you may lose all or part of your investment.

We are not able to repay our debt and old payables from our operating cash flow. Because of the lingering effects of the recession, ongoing financial issues in Europe, instability in the Middle East and North Africa, difficulties which microcap companies have in raising capital, the lack of available credit for companies like us and our stock price, we may be hampered in our ability to raise the necessary working capital. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Our Limited Operating History and Lack of Revenues Makes Evaluating Our Business and Prospects Difficult

While our competitors have operated software development companies for a significant period of time, we have only had limited operations and revenues since our inception in May of 1994. As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we show losses of $893,923, $808,773, and $1,009,195 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Now that our common stock has become tradable on the Over the Counter Bulletin Board, prospective purchasers will be able to purchase our common stock in the open market. The Selling Security Holders will be able to sell the shares covered by this prospectus on the open market. In addition, because our principal stockholder, Joseph Coschera, owns approximately 22% of our common stock he may dispose of a substantial percentage of his stock after a six month holding period subject to the limitations of Rule 144 under the Securities Act of 1933, as amended. In general, these limitations impose a maximum sale requirement equal to the greater of an amount during the preceding three months of 1% of our outstanding shares or an amount equal to the average weekly reported volume of trading in our common stock on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of a Rule 144 notice. In addition, there are other requirements imposed by Rule 144, including manner of sale and other requirements. If substantial amounts of any of these shares are sold either on the open market or pursuant to Rule 144, there may be downward price pressures on our common stock price, causing the market price of our common stock to decrease in value. In addition, this selling activity could:

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

Currently, our President, CEO and Director, Mr. Joseph P. Coschera owns approximately 22% of the outstanding shares of Information Systems Associates. Mr. Coschera controls the Board of Directors and therefore controls our business affairs. In addition, Joseph Coschera, by virtue of his ownership percentage, will have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management. Accordingly, you will be limited in your ability to affect change in how we conduct our business.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to:

·         deliver a standardized risk disclosure document prepared by the SEC;

·         provide the customer with current bid and offer quotation for the penny stock;

·         explain the compensation of the broker-dealer and its salesperson in the transaction;

·         provide monthly account statements showing the market value of each penny stock held in the customer’s account;

·         make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s approval; and

·         provide a written agreement for the transaction.

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

(6)

ITEM 1A. RISK FACTORS (con’t)

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

We May Have To Expend Significant Resources To Keep Pace With Rapid Technological Change.

Our industry is characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies and the emergence of new industry standards and practices. Any of these could hamper our ability to compete or render our proprietary technology obsolete. Our future success will depend, in part, on our ability to:

•         develop new proprietary technology that addresses the increasingly sophisticated and varied needs of our existing and prospective customers

·         anticipate and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis

·         continually improve the performance, features and reliability of our products in response to evolving market demands

·         license leading technologies

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

Our Business Could Be Substantially Harmed If We Have To Correct Or Delay The Release Of Products Due To Software Bugs Or Errors.

Our software products may contain undetected errors or bugs when first introduced or as new versions are released. Errors may result in any of the following:

·         adverse customer reactions

·         negative publicity regarding our business and our products

·         harm to our reputation

·         loss of or delay in market acceptance

·         loss of revenue or required product changes

·         diversion of development resources and increased development expenses

·         increased service and warranty costs

·         legal action by our customers

·         increased insurance costs

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

Our software is protected by registration. The source code for our proprietary software is protected as a trade secret. As part of our confidentiality protection procedures, we generally enter into agreements with our employees and consultants and limit access to, and distribution of, our software, documentation and other proprietary information. We cannot assure you that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In order to protect our intellectual property, it may be necessary for us to sue one or more third parties. While this has not been necessary to date, there is no guarantee that we will not be required to do so in future to protect our rights. The laws of other countries may afford us little or no protection for our intellectual property. We also rely on a variety of technology that we license from third parties, including our database and Internet software, which is used to perform key functions.

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. In addition, changes in U.S. patent laws could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law, including the transition from a "first-to-invent" system to a "first-to-file" system and changes to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources than we do to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our inventions and our ability to enforce or defend our issued patents. However, it is possible that in order to adequately protect our patent under the "first-to-file" system, we will have to allocate significant additional resources to the establishment and maintenance of a new patent application process designed to be more streamlined and competitive in the context of the new "first-to-file" system, which would divert valuable resources from other areas of our business. In addition to pursuing patents on our technology, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

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

EMPLOYEES

We have seven employees none of which are subject to a collective bargaining agreement.

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

(7)

ITEM 2. PROPERTIES

We do not own any real property nor do we have any contracts or options to acquire any real property in the future. Presently, we are renting an office located at 819 S.W. Federal Highway, Suite 206, Stuart, Florida 34994. We occupy 1,352 square feet. This space is adequate for our present and our planned future operations. We pay approximately $1,800 per month in rent for use of this space.

On September 19, 2011, we entered into a 1 year sublease for 2,000 square feet in at 3883 Howard Hughes Parkway, Suite 700 in Las Vegas, Nevada. The sublease commenced on October 15, 2011 and requires monthly payments of $3,000. A security deposit of $3,000 was paid to the landlord.

We also own computer equipment and office furniture for our business. We own several computers, handhelds, storage drives, and network devices which we use to conduct business. These devices are used in the development of our software products and delivery of services to our clients. We also own standard office furniture including desks, chairs, and other personal property relating to our industry. All of this equipment is in good condition. The net book value of property and equipment is $52,500.

ITEM 3. LEGAL PROCEEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. On April 24, 2009, Phuture World, Inc. filed a complaint in the case captioned Phuture World, Inc. v. Information Systems Associates, Inc. and Joseph Coschera, Case No. 562009 CA 3086, 19th Judicial Circuit in and for St. Lucie County Florida.  Phuture World originally alleged that the Company and its President breached the terms of a certain software development contract, and it sought damages in excess of $15,000.  The plaintiff dropped all claims against the President and eliminated some of its other claims against the Company. The Company terminated the software contract at issue in the case prior to the filing of the case, and it no longer uses the services of Phuture World.  The Company is contesting this lawsuit and believes that it has defenses to the claims made by Phuture World.  The Company is vigorously defending itself and has filed and is pursuing damage claims of its own against Phuture World for Phuture World's failure to provide the software required under the contract between Phuture World and the Company.  The Company believes that the outcome of this lawsuit will not have a material adverse effect on our financial condition, cash flows or results of operations. There is no current activity on the lawsuit by either party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

(8)

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

Stock Price
	2011				2010
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
High	$.05	$.08	$.10	$.12	$.11	$.10	$.19	$.14
Low	$.05	$.08	$.10	$.12	$.11	$.10	$.19	$.14

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

AGREEMENTS TO REGISTER

Not applicable.

STOCKHOLDERS

As of December 31, 2011 there were 52 stockholders of record of our common stock.

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

(9)

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

OUR COMPANY

We were incorporated in Florida on May 31, 1994 to engage in the business of developing software for the financial and asset management industries. We are currently engaged and plan to continue in the sale of asset management software for corporate information technology data centers and networks. Our executive offices are currently located 819 S.W. Federal Highway, Suite 206, Stuart, Florida 34994. Our telephone number is (772) 403-2992. Information Systems Associates, Inc. is a "Solution Provider" positioned to develop and deliver comprehensive asset management systems for both real estate and data center assets.

Our company delivers turnkey software and service solutions that give large corporations control of their IT assets. Our mobile asset solution addresses Data Center equipment inventory, Space Utilization, Power and Connectivity management.

In conjunction with our Data Center Asset Management solutions, ISA also offers state of the art asset data collection and audit services focusing on the enterprise IT infrastructure. The data collection service is based on our solution OSPI®. On March 19, 2012 ISA announced its data center asset management solution DataCenterEasy®. The DataCenterEasy System provides Mobile Data Center Asset Management on a handheld device. It dramatically reduces the time and effort spent managing changes to the data center or performing asset inventories while greatly improving the accuracy of asset management data. It is the only mobile asset management system purpose built for use in the data center. It puts a full mobile solution in the data center manager's hand, allowing data to be managed while in the data center at the time and place changes occur.

RESULTS OF OPERATIONS

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in a later section.

The following tables set forth certain operating information in dollars and as a percentage of net sales:

 Year ended December 31, 2011 compared to December 31, 2010

Revenues were $666,152 and $1,070,704 for the years ended December 31 2011 and 2010, respectively. The decrease was due primarily to the fact that we ceased offering OSPI v2 for sale during the period of time that OSPI v3 was under development. Service revenue decreased in part due to the expiration of the multi-year service agreement with one of our customers. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. As part of our ongoing operations to provide services to our customers, incidental expenses, if reimbursable under the terms of the contracts, are billed to customers.  These expenses are recorded as both revenues and direct cost of services.

Gross profit was $603,555 and $1,039,307 for the years ended December 31 2011 and 2010, respectively, while gross margin percentage for the same period was 90.6% and 97.07%. The primary cost for 2011 was maintenance and support while the primary cost for 2010 was software.

Operating expenses for the years December 31, 2011 and 2010 were $1,457,108 and $1,790,546, respectively. In 2011 in addition to hiring a new Chief Operating Officer we hired several additional sale and maintenance personnel in comparison to only one new position in 2010. Our salaries and employee benefits increased 119.4% or $337,118 over 2010. This was due primarily to the hiring of 5 new employees. This increase in 2011was offset by a decrease over 2010 professional fees and administrative and general expenses of 27.1% and 54.2%, respectively.

We had a net loss of $893,923 and $808,773 from continuing operations for the years ended December 31, 2011 and 2010, respectively. Although our operating expenses decreased 18.6% or $333,348 from 2010 to 2011, our revenues also decreased 37.8% or $404,552.

(10)

STATEMENT OF FINANCIAL CONDITION

December 31, 2011 compared to December 31, 2010

Available cash was $988 and $70,326 as of December 31, 2011 and 2010, respectively. The decrease is primarily due to the Company experiencing timing differences between outlay of cash for services and collection. In December, 2011 we began factoring our accounts receivable to shorten this timing difference.

Total current assets were $224,157 and $280,028 as of December 31, 2011 and 2010, respectively. The Company used cash to pay operating expenses associated with our services due to the time needed for our clients to pay our sales invoices. Our prepaid consulting expenses decreased due to renegotiation of existing contracts with our consultants.

Property and equipment, net were $52,500 and $19,684 as of December 31, 2011 and 2010 respectively. The increase is due primarily to the amortization of software development costs for Version 2 of OSPI®. At December 31, 2011 we had $27,017 of unamortized software development costs for Version 3 as opposed to $ -0- for the previous year end.

Current liabilities were $594,378 and $113,510 as of December 31, 2011 and 2010, respectively. During 2011, we increased our borrowing significantly. We incurred $115,126 in notes payable from factoring our account receivables. This borrowing was collateralized by our accounts receivable balance in the amount of $184,232. Two accredited investors loan us $274,427 in the form of convertible notes payable. These convertible notes can be converted into common stock. We also borrowed $25,000 from our Chief Executive Officer.

IMPACT OF INFLATION

We believe that inflation has had a negligible effect on operations during the years ended December 31, 2011 and 2010. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations were $637,499 and $135,030 for the years ended December 31, 2011 and 2010, respectively. Cash flows used in operations in 2011 were primarily attributable to a net loss of $893,923 and an increase in accounts receivable of $91,339, which were partially offset by non-cash expenses for depreciation and common stock issued for services of $165,416 and $100,000, respectively. An increase in accounts payable of $71,041also was a partial offset of our net loss for 2011. Cash flows used in operations in 2010 were primarily attributable to a net loss of $808,773 and a decrease in accounts payable of $60,709. This was partially offset by non-cash expenses of common stock issued for services of $527,313 and depreciation and amortization expenses of $156,309.

Cash flows used in investing activities were $51,940 for the year ended December 31, 2011 and were due primarily to investing in software development costs for our Version 3 of OSPI and purchases of new computer equipment and office equipment for our Las Vegas administrative sales office in the amounts of $36,022 and $19,318, respectively. For the year ended December 31, 2010, cash of $8,295 was provided from our investing activities due mainly from $10,000 received proceeds from the sale of stock of one of our service providers. This was offset by $1,705 in purchases of new equipment.

We incurred $115,126 in notes payable from factoring our account receivables. This borrowing was collateralized by our accounts receivable balance in the amount of $184,232. Two accredited investors loan us $250,000 in the form of convertible notes payable. These convertible notes can be converted into common stock. We also borrowed $25,000 from our Chief Executive Officer. Cash flows provided by financing activities were $620,101 and $176,014 for the years ended December 31, 2011 and 2010, respectively. Cash flows provided by financing activities in 2010 were funded by the proceeds from the sale of our stock in the amount of $160,000 and proceeds, net of our payments, from borrowing on our line of credit in the amount of $16,086.

Overall, we have funded our cash needs from inception through December 31, 2011 and 2010 with a series of debt and equity transactions.

At December 31, 2011, we had cash on hand of $988 and negative working capital of $370,221 while at December 31, 2010 we had cash on hand of $70,326 and a positive working capital of $166,518. Without an infusion in capital and an increase in sales, we may not be able to sustain our operations. We increased significantly our borrowings in 2011 and we will need to obtain additional capital through equity financing to sustain operations for the near future. During 2011, we were able to sustain our operation due to new borrowings of $414,553, of which $274,427 is convertible into our common stock and $115,126 which is collateralized by our accounts receivable. We also incurred $139,609 in accounts payable, the majority of which is unsecured credit card debt. In addition, our Chief Executive Officer loaned us $25,000. We were also able to sell 3,800,000 shares of our common stock for cash proceeds of $230,000. Since a majority of our debt is of a current nature and if we do not increase our revenues, we will require a capital infusion of approximately $600,000 to sustain operations through year 2012. Modifications to our business plans may require additional capital for us to operate. For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital. Failure to raise capital may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

Mr. Coschera is a personal guarantor on a line of credit to provide additional working capital to the Company. At year end December 31, 2011 there was borrowing against the line of credit in the amount of $35,146. No other person or entity is liable for, surety for or otherwise provides a guarantee for our debt financing from outside resources. Demand for the products and services will be dependent on, among other things, market acceptance of our services, the computer software market in general, and general economic conditions, which are cyclical in nature. In as much as a major portion of our activities is the receipt of revenues from services rendered, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plan.

There are no significant amount of our trade payables that have been unpaid within the stated terms of our borrowing agreements. We are current on our trade payables but in most cases we pay only the minimum payment. We are not subject to any unsatisfied judgments, liens or settlement obligations.

OFF BALANCE SHEET ARRANGEMENTS

We have no-off balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

(11)

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized. We did not have any revenue arrangements with multiple deliverables for the periods ending December 31, 2011 and 2010.

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

On October 1, 2011, we released Version 3 of the OSPI® software for sale in the marketplace. The Company accounts for internally produced software with FASB ASC 985-20 “Cost of Software to Be Sold, Leased, or Otherwise Marketed”. Costs were capitalized when the third version was established as technically feasible and will be written off on a straight line method over the estimated useful life.

Sale of Accounts Receivable

The Company accounts for the sale of our accounts receivable to a third party in accordance with ASC 860-10-40-5 “Accounting for the Transfer of Financial Assets”. ASC 860-10 requires that several conditions be met in order to present the sale of accounts receivable net of related debt in the asset section of our balance sheet. Even though we have isolated the transferred (sold) assets and we have the legal right to transfer our assets (accounts receivable) we do not meet the third test of effective control since our accounts receivable sales agreement requires us to be liable in the event of default by one of our customers. Because we do not meet all three conditions, we do not qualify for this treatment and our debt incurred with respect to the sale of our accounts receivable is presented as a liability on our balance sheet. The effect of this materially impacts our financial statements by increasing debt by $115,526 at December 31, 2011.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Subsequent Events

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

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.   The new requirements relating to fair value measurements are prospective and effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

Stock Compensation

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

Intangibles-Goodwill and Other

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

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not anticipate any material impact on the Company’s financial statements due to this update

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

Receivables

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

Comprehensive Income

In June 2011, FASB issued Accounting Standards Update 2011-05, “Comprehensive Income” to amend requirements relating to the presentation of comprehensive income. The update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and provides an entity with the option to present comprehensive income in a single continuous financial statement or in two separate but consecutive statements. The new requirements relating to the presentation of comprehensive income are retrospective and effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Also, in December 2011, FASB issued Accounting Standards Update 2011-12, “Comprehensive Income” to abrogate the requirement for presentation in the income statement of the effect on net income of reclassification adjustments out of AOCI as required in Accounting Standards Update 2011-05. We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

(12)

Balance Sheet Disclosures-Offsetting Assets and Liabilities

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks, including changes in interest rates. The interest payable under our credit facility, under which we had $35,146 at December 31, 2011, is based on a specified bank’s prime interest rate and, therefore, is affected by changes in market interest rates. Historically, the effects of movements in the market interest rates have been immaterial to our operating results, as we have not borrowed to any significant degree until 2011. In 2011, we incurred significant debt from loans by factoring our accounts receivable, credit card debt, convertible notes payable to two investors and notes payable to our Chief Executive Officer. This debt has fixed rates of interest and in management’s opinion does not represent a material market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Information Systems Associates, Inc.

We have audited the accompanying balance sheets of Information Systems Associates, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and comprehensive (loss), and cash flows for each of the years in the two-year period ended December 31, 2011 and 2010. Information Systems Associates Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Systems Associates, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Boca Raton, Florida

March 26, 2012

(13)

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS

ASSETS
	As of December 31,
	2011	2010
Current Assets
Cash and cash equivalents	$ 988	$ 70,326
Accounts receivable	184,232	92,893
Prepaid consulting	22,500	109,187
Prepaid expenses	16,437	7,622

Total Current Assets	224,157	280,028

Property and Equipment (net)	52,500	19,684

TOTAL ASSETS	$ 276,657	$ 299,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 139,609	$ 68,568
Notes payable - factoring	115,126
Note payable - line of credit	35,146	36,141
Note payable - insurance	4,174	3,204
Note payable - related party	25,000	-
Notes payable - convertible, net	274,427	-
Accrued expenses and other liabilities	896	2,405
Deferred revenue	-	3,192

Total Current Liabilities	594,378	113,510

Stockholders' Equity
Common stock-$.001 par value, 50,000,000 shares
authorized, 28,666,084 and 22,266,084 issued
and outstanding for 2011 and 2010, respectively	28,666	22,266
Additional paid in capital	3,164,813	2,781,213
Accumulated deficit	(3,511,200)	(2,617,277)

Total Stockholders' Equity	(317,721)	186,202

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 276,657	$ 299,712

The accompanying notes are an integral part of these financial statements

(14)

INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	2011	2010

Revenue	$666,152	$1,070,704

Cost of Sales	62,597	31,397

Gross Profit	603,555	1,039,307

Operating Expenses
Administrative and general	395,917	543,044
Salaries and employee benefits	619,526	282,408
Professional	441,665	965,094
Total Operating Expenses	1,457,108	1,790,546

(Loss) Before Other Income (Expense)	(853,553)	(751,239)

Other Income (Expense)
Interest income	-	-
Miscellaneous income	21	30
Interest expense	(39,995)	(10,217)
Loss on sale of investments		(47,347)
Loss on sale of property and equipment	(396)	-
Total Other Income (Expense)	(40,370)	(57,534)

(Loss) From Operations Before
Income Taxes	(893,923)	(808,773)

Provision for Income Taxes	-	-

Net (Loss)	(893,923)	(808,773)

Other Comprehensive (Loss)
Unrealized gain/(loss) on securities:
Arising during the year		13,399

Total other comprehensive (loss)	-	13,399

Comprehensive (Loss)	$(893,923)	$(795,374)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.03)	$(0.04)
Weighted average common shares
outstanding	27,308,284	20,536,920

The accompanying notes are an integral part of these financial statements

(15)

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2011	2010

Cash Flows from Operating Activities
Net (Loss)	$(893,923)	$(808,773)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	165,416	156,309
Loss on sales of assets	395
Bad debt expense		2,625
Common stock for services	100,000	527,313
Beneficial conversion feature	12,795
Original issue discount	11,632
Loss on sale of security	-	47,347
(Increase) decrease in:
Accounts receivable	(91,339)	(60,709)
Prepaid expenses	(8,815)	67
Increase (decrease) in:
Accounts payable	71,041	1,658
Accrued expenses and other liabilities	(1,509)	(2,180)
Deferred revenue	(3,192)	1,313

Net Cash (Used in) Operating Activities	(637,499)	(135,030)

Cash Flows from Investing Activities
Software development costs	(36,022)
Purchase of property and equipment	(19,318)	(1,705)
Proceeds from sale of assets	3,400
Proceeds from sale of investment		10,000

Net Cash (Used In)
Investing Activities	(51,940)	8,295

Cash Flows from Financing Activities
Proceeds from line of credit	18,705	19,000
Payments made on line of credit	(19,700)	(2,914)
Borrowings from note payable		7,559
Payments made on note payable		(7,631)
Net proceeds from insurance financing	970
Proceeds from accounts receivable financing	115,126
Proceeds from related party debt	25,000
Proceeds from convertible notes payable	250,000
Proceeds from issuance of stock	230,000	160,000

Net Cash Provided by Financing Activities	620,101	176,014

Net Change in Cash and Cash Equivalents	(69,338)	49,279

Cash and Cash Equivalents at Beginning of Period	70,326	21,047

Cash and Cash Equivalents at End of period	$988	$70,326

The accompanying notes are an integral part of these financial statements

(16)

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional		Accumulated Other Comprehensive Income (Loss)
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit		Total

Balance, January 1, 2010	18,266,084	18,266	-	-	2,179,213	(1,808,504)	(13,399)	375,576

Issuance of stock for services	2,400,000	2,400	-	-	443,600	-	-	446,000

Proceeds from issuance of stock	1,600,000	1,600	-	-	158,400	-	-	160,000

Net (loss)	-	-	-	-	-	(808,773)	-	(808,773)

Comprehensive Income:
Unrealized gain on investment	-	-	-	-	-	-	13,399	13,399

Balance, December 31, 2010	22,266,084	$ 22,266	$-	$-	$ 2,781,213	$ (2,617,277)	$ -	$ 186,202

Issuance of stock for services	2,600,000	2,600	-	-	157,400	-	-	160,000

Proceeds from issuance of stock	3,800,000	3,800			226,200	-	-	230,000

Net Loss	-	-	-	-	-	(893,923)	-	(893,923)

Balance, December	28,666,084	$ 28,666	$ -	$	$ 3,164,813	$ (3,511,200)	$ -	$ (317,721)

The accompanying notes are an integral part of these financial statements

(17)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

At times throughout the year the Company may maintain certain bank accounts in excess of the FDIC insured limits. At December 31, 2011 and 2010, amounts on deposit at institutions did not exceed FDIC insured limits.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer's satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. We did not have any revenue arrangements with multiple deliverables for the periods ending December 31, 2011 and 2010.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and payables and notes and loans payable approximate fair value based on the short-term maturity of these instruments. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

(18)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

The Company is subject to FASB ASC 860-10 “Accounting for Transfers of Financial Assets” which provides accounting guidance when a financial asset is transferred or sold. At December 31, 2011, the Company’s accounts receivables were subject to a secured agreement with a third party factoring company. The transfer of the accounts receivable does not qualify for sale treatment so the Company has recorded the full value of the accounts receivable as an asset on its balance sheet with the secured borrowing recorded as a liability.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment (three to ten years). When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations. Leasehold improvements are expensed over the term of our lease.

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

On October 1, 2011 and December 31, 2010, the Company released Version 3 and Version 2 of the “On Site Physical Inventory Software (OSPI), respectively, for sale in the marketplace. The Company accounts for internally produced software with FASB ASC 985-20 “Cost of Software to Be Sold, Leased, or Otherwise Marketed”. Costs were capitalized when the second and third versions were established as technically feasible and were written off on a straight line method over the estimated useful life.

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

Advertising Expenses

Advertising costs are expensed as incurred.  For the years ended December 31, 2011 and 2010 advertising expenses totaled $1,254 and $641, respectively.

(19)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Fair Value Measurements and Disclosures

(ASU2011-04)

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.   The new requirements relating to fair value measurements are prospective and effective for interim and annual periods beginning after December 15, 2011, with early adoption prohibited.

Comprehensive Income (loss)

(ASU 2011-12)

In June 2011, FASB issued Accounting Standards Update 2011-05, “Comprehensive Income” to amend requirements relating to the presentation of comprehensive income. The update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and provides an entity with the option to present comprehensive income in a single continuous financial statement or in two separate but consecutive statements. The new requirements relating to the presentation of comprehensive income are retrospective and effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Also, in December 2011, FASB issued Accounting Standards Update 2011-12, “Comprehensive Income” to abrogate the requirement for presentation in the income statement of the effect on net income of reclassification adjustments out of AOCI as required in Accounting Standards Update 2011-05.

Balance Sheet Disclosures-Offsetting Assets and Liabilities

(ASU 2011-11)

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013.

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

(20)

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net operating loss for the year ended December 31, 2011 of $893,923. The total accumulated deficit as of December 31, 2011 was $3,511,200. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CASH AND CASH EQUIVALENT

	2011	2010
Wachovia Bank (FDIC insured to $250,000)	$811	$70,149
Petty cash	177	177
Total cash and cash equivalent	$988	$70,326

NOTE 4 – PROPERTY AND EQUIPMENT

	2011	2010
Computer software (developed for internal use)	$ 36,022	$ 162,346
Computer software (purchased)	590	590
Web site development	10,072	10,072
Furniture, fixtures, and equipment	40,712	27,752
Leasehold improvements	1,664	-

	89,060	200,760
Less accumulated depreciation and amortization	(36,560)	181,076
Property and equipment (net)	$ 52,500	$ 19,684

Depreciation and amortization expense	$ 18,729	$ 156,309

NOTE 5 – COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

Version 3 of the Company’s “On Site Physical Inventory” (OSPI) product is currently under development and has been released. The Company has capitalized the cost of the OSPI software using FASB Accounting Standards Codifications 350-40 “Internal Use Software” as follows:

	2011	2010
Development costs	$36,022	$297,603
Software license agreement – payments received	-	(135,257)
	36,022	162,346
Less: accumulated depreciation and amortization	9,005	162,346
	$27,017	$-

NOTE 6 – INVESTMENT

On April 30, 2010 the Company entered into an agreement whereby 2,500,000 shares of stock held in Rubicon Software Group, lpc, a company registered under the laws of England and Wales, (“Rubicon”) were sold to Rubicon. In remuneration for this stock the Company received $10,000 and was relieved from paying $16,611 worth of outstanding invoices. In connection with this transaction, the Company recorded a loss on sale of security of $47,347.

As part of an earlier agreement with Rubicon the Company agreed to serve as Rubicon’s exclusive agent in the United States for reselling Rubicon’s software and services. In return, Rubicon will be a software development partner and provide consulting services to the Company.

The Company purchased 2,500,000 ordinary shares for a subscription price in British pounds of two pence a share with an option to purchase an additional 2,500,000 within 90 days. The total cost of the subscription was £50,000 or $73,958, USD. The ninety day period lapsed with the Company not purchasing any additional shares.

Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of taxes as a component of other comprehensive income.

There were no securities available-for-sale securities at December 31, 2011 or 2010:

		December 31, 2010
	Cost	Market	Unrealized Gain/(Loss)
Type of securities:

Common stock	$73,958	$60,559	$13,399

Total	$73,968	$60,559	$13,399

(21)

NOTE 7 – FAIR VALUE MEASUREMENTS

In 2009 the Company implemented FASB ASC 850 “Fair Value Measurements and Disclosures” relative to its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually.

In determining the fair value of investments held by the Company, the Level 1 valuation technique of “Quoted Market Price in Active Market” was implemented as the Company was able to obtain a quote from the London Stock Exchange as of December 31, 2009.

As of December 31, 2010, there were no investments held by the Company.

NOTE 8 – NET (LOSS) PER SHARE

Basic earnings per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding, and the dilutive EPS adds the dilutive effect of stock options and other stock equivalents. For the year ended December 31, 2010, outstanding options to purchase an aggregate of 15,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive. At December 31, 2011, the outstanding options expired unexecuted.

NOTE 9 – INCOME TAXES

No provision for income taxes for the years ended December 31, 2011 and 2010 has been made.

Deferred tax assets reflect the net tax effects of net operating losses and tax credit carryforwards and temporary differences between the carrying amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2011	2010
Net operating losses	$625,794	$449,935
Common stock for services	-	-
Capital loss carryover	10,496	10,496
Contributions	333	314
	636,623	460,745

Less: deferred tax liabilities	(1,772)	(24,932)
	634,851	435,813
Valuation allowance	(634,851)	(435,813)
Net tax asset	$ -	$ -

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2011	2010
Computed tax at the expected statutory rate	15.00%	15.00%
State income tax – net of federal tax benefit	4.68%	4.68%
Income tax expense – effective rate	19.68%	19.68%

Realization of the deferred tax asset is dependent on future earnings, if any, the timing of which is uncertain. Accordingly, the Company’s net deferred tax asset has been fully offset by a valuation allowance.

The Company has the following net operating
loss carryovers for income tax purposes:
Expiring 2026	$ 82,899
Expiring 2027	131,828
Expiring 2028	236,311
Expiring 2029	1,202,060
Expiring 2030	633,736
Expiring 2031	803,923
3,180,757

For tax year 2008, the Company has applied for a change in accounting method with the Internal Revenue Service to report under the accrual method of accounting rather than report under the cash-basis method.

This change in accounting method will require the Company to recognize additional taxable income of $100,456. The Internal Revenue Service allows for this income to be recognized pro rata over four years. To that end, the Company recognized $-0- and $25,114 of additional income for the years ending December 31, 2011 and 2010, respectively.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Cash paid during the periods for interest and
income taxes:
Income taxes	$ -	$ -
Interest	$ 7,106	$ 3,743
Non-Cash Investing Activities:
Balance of consulting services for contributed capital	$ 109,187	$ 190,500
Acquisition of consulting services for
contributed capital	60,000	446,000
Consulting services prepaid for future months	(22,500)	(109,187)
Non-cash expense of consulting services for
contributed capital	$ 146,687	$ 527,313
Forgiveness of vendor invoices for stock held
As investment	$ -	$ 16,611

(22)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 11 – EMPLOYEE BENEFITS

The Company has a SIMPLE Plan (Plan) to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to the IRS maximum. All matching contributions vest immediately. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Company matching contributions to the Plan for the periods ended December 31, 2011 and 2010 totaled $-0- and $3,500, respectively.

The Company has a medical reimbursement plan that reimburses officers for all out of pocket medical expenses not covered by the Company provided insurance plan. Company expenses under the medical reimbursement plan for the Company’s officers for the periods ended December 31, 2011 and 2010 totaled $11,601 and $22,350, respectively.

NOTE 12 – OPERATING LEASE

On April 25, 2011, the Company entered into a 3 year escalating lease agreement for 1,352 square feet commencing July, 2011. The monthly rental rate is $1,800, $1,920 and $2,040 for the lease years ending July 31, 2012, 2013 and 2014, respectively. The Company incurred $1,664 in leasehold improvements prior to occupancy and paid a security deposit of $1,800.

The Company terminated its prior lease on June 30, 2011 which required monthly lease payment of $1,278 per month.

On September 19, 2011, the Company entered into a 1 year sublease for 2,000 square feet in Las Vegas, Nevada. The sublease commenced on October 15, 2011 and requires monthly payments of $3,000. A security deposit of $3,000 was paid to the landlord.

Rent expense as of December 31, 2011 and 2010 was $22,311 and $15,336, respectively.

NOTE 13 – NOTE PAYABLE – FACTORING

On December 12, 2011, the Company entered into a purchase and sale agreement with a third party account receivable factoring company. The agreement continues in effect as long as there is an outstanding balance owed by the Company. The agreement requires a payment of 3% for the first thirty days and 1/10 of 1 percent thereafter on the face amount of the accounts receivable financed. The balance at 12/31/2011 was $115,126.

NOTE 14 – NOTE PAYABLE - LINE OF CREDIT

The Company has a line of credit with Wachovia Bank N.A. The line of credit provides for borrowings up to $40,000. The balances as of December 31, 2011 and 2010 were $35,146 and $36,141, respectively. The interest rate is the Prime Rate plus 3%. The Chief Executive Officer of the Company is a personal guarantor on the line of credit.

NOTE 15 – NOTE PAYABLE – INSURANCE

On August 31, 2011, the Company incurred short term financing for the purchase of insurance. The note was for $9,813. The interest rate on the debt is 4.96% and is scheduled to be repaid by May 31, 2012. The balance as of December 31, 2011 was $ 3,896.

On February 28, 2011, the Company incurred short term financing for the purchase of worker’s compensation insurance. The note was for $3,353. Payments require a monthly service fee of $4 in lieu of a state interest rate. The balance as of December 31, 2011 was $277.

On August 31, 2010, the Company incurred short term financing for the purchase of insurance. The note was for $5,720. The interest rate on the debt is 4.96% and is scheduled to be repaid by May 31, 2011. The balance as of December 31, 2010 was $ 3,204.

NOTE 16 – NOTE PAYABLE – RELATED PARTY

On October 26, 2011, the Company entered into a promissory note with the Company’s Chief Operating Officer in the amount of $100,000. The note required a one-time interest payment of $5,000 with the balance of the proceeds of $95,000 released to the Company. The note required that all receipt of funds by the Company over $999 be applied to reduce the principal of the note. The note was paid in full on December 15, 2011.

On May 28, 2011, the Company’s Chairman and Chief Executive Officer advanced the Company $25,000 in exchange for a promissory note, bearing an annual interest of 6% and a repayment term of seven months, in order to fund the working capital needs of the Company. As of December 31, 2011, accrued interest of $896 is due on the note.

(23)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 17 – NOTES PAYABLE – CONVERTIBLE

On July 15 and July 18, 2011, the Company received a total of $250,000 from two accredited investors in exchange for one year original issue discount notes in the aggregate amount of $275,000, convertible into the Company’s common stock at a conversion rate of $0.10 per share and bearing interest of 10%, plus five-year warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The market value of the stock at the date of issuance of the warrants was $0.10. The warrants are issued as a result of a financing transaction and contain a beneficial conversion feature. As of December 31, 2011, the balance was $274,427.

Original issue discount in the amount of $25,000 is being expensed as interest over the term of the note. At December 31, 2011, the Company has recorded interest expense in the amount of $11,632.

Using the Black-Sholes valuation model, the Company determined there was an $0.01 intrinsic value associated with beneficial conversion feature. This feature is valued at $27,500 and is being amortized as interest expense with the corresponding amount be added to the carry value of the note.

 NOTE 18 – SHARE BASED PAYMENTS FOR SERVICES

On December 31, 2011, the Company issued 500,000 shares of common stock to its Chief Operating Officer in payment for services for the three months ended December 31, 2011.

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

On April 27, 2010, the Company issued 700,000 shares of common stock to a consultant for investor relations services through December 31, 2011. The Company recognized professional fees of $126,000, based upon the market price of common stock on the date of issuance of $0.18, during the year ended December 31, 2011.

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

On September 8, 2008, the Company entered into an agreement to receive consulting services. The consultants will provide 400 hours of service for 400,000 shares of common stock. All services will be accounted for at a rate of $250 an hour. 142.75 hours at a cost of $35,688, were recorded as expense for the year ended December 31, 2010.

On September 12, 2008, the Company entered into agreements with three companies to receive a variety of consulting services. Each agreement has a term of one year starting August 1, 2008 and remuneration will be $250,000 per annum. Each subsequent year, the annual rate will increase $12,500 while the agreement is in effect. The Company has the option of paying the consultants in cash or common stock. The Company has decided to issue 1,000,000 shares of stock to the consulting firms as payment for services. The value of stock will be at $0.25 per share. A pro-rata portion of this agreement of $437,500 has been expensed for the years ended December 31, 2010.

On May 25, 2010 a notice of non renewal, was sent to the one consulting company that continued to provide services from August 1, 2009 to July 31, 2011 at an agreed to rate of $262,500. The Company issued 656,200 shares of common stock for the service provided. A notice of non-renewal was previously forwarded to the other two companies.

On July 7, 2009, these consultants were issued a series of options as follows:

1,000,000 share option to acquire shares at $1.00 per share expiring on 8/01/11

1,000,000 share option to acquire shares at $2.00 per share expiring on 8/01/11

1,000,000 share option to acquire shares at $3.00 per share expiring on 8/01/11

1,000,000 share option to acquire shares at $4.00 per share expiring on 8/01/11

1,000,000 share option to acquire shares at $5.00 per share expiring on 8/01/11

(24)

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 18 – SHARE BASED PAYMENTS FOR SERVICES (cont’d)

To determine the valuation of the options, FASB Accounting Standards Codification 718, “Compensation – Stock Compensation” requires a valuation technique to estimate the fair value of the options issued. The Black-Sholes Model incorporates the various characteristics for proper valuation. Using the Black-Sholes model, the Company assessed the value of the outstanding options at December 31, 2011. The Company determined that due to the lack of a marketability of the Company’s stock, no adjustments were deemed materials to the financial statements. As of December 31, 2011, there were 800,000 options outstanding.

Following is a summary of the status of options outstanding as of December 31, 2011 and 2010 respectively:

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	15,000,000	$3.00	15,000,000	$3.00
Granted	800,000	$0.25		—
Exercised	—	—		—
Forfeited	—	—		—
Expired	15,000,000	$3.00		—
Outstanding at end of period	800,000	$0.25	15,000,000	$3.00
Exercisable at end of period	800,000	$0.25	15,000,000	$3.00
Outstanding
Weighted average remaining contractual term		$0.25		—
Exercisable		—		—
Aggregated intrinsic value		—		—
Weighted average grant date fair value		$0.25		$0.59
Aggregated intrinsic value		—		—

 NOTE 19 – MAJOR CUSTOMERS

Two major customers accounted for $212,239 or 32% of the Company’s revenue and $24,042 or 35% of accounts receivable while the second customer accounted for $181,622 or 27% of the Company’s revenues and $11,821 or 17% of accounts receivable for the year ended December 31, 2011.

A different customer accounted for $932,913 or 87% of the Company’s revenue and 95% of the Company’s accounts receivable for the year ended December 31, 2010.

NOTE 20 – SUBSEQUENT EVENTS

On January 2, 2012, the Company issued 100,000 shares of common stock to a newly elected independent board member in payment of directors’ fees for the year ended December 31, 2012. The shares were valued at $0.10 per share based on the market value of the Company’s common stock on the date of the grant.

(25)

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

(26)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Article III, of our Bylaws provides that the first Board of Directors and all subsequent Boards of the Corporation shall consist of (Joseph P Coschera), unless and until otherwise determined by vote of a majority of the entire Board of Directors. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. The term of each of the agreements is one year renewable at the end of each period by mutual agreement

We have entered into employment agreements with our executive officers (Joseph P. Coschera and Loire A. Lucas).

Name	Age	Position

Joseph Coschera	64	CEO and Director
Loire Lucas	54	Vice President and Director
Adrian Goldfarb	67	Director
Mike Reisert	54	Director
Gary Aron	52	Director

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

Gary Aron

Gary Aron became a director of the Company in January 2012. Since April 2010, Mr. Aron has served as VP of Business Development at AssetVue where his responsibilities span business development, application software development, project management, sales and marketing. From January 2007 through December 2009, Mr. Aron held the position of VP Infrastructure and Operations at Comcast Corporation. Reporting to the CIO and was responsible for the Comcast National Data Center strategies, design, build and operations of data centers as well as deployment and support of all technology equipment in the data centers.

Related Parties

Loire Lucas is married to Joe Coschera.

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

(27)

LEGAL PROCEEDINGS

No officer, director, or persons nominated for such positions and no promoter or significant employee of our Company has been involved in legal proceedings that would be material to an evaluation of our management.

AUDIT COMMITTEE

We have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, one of the members of the Board of Directors acts as the chairman of the audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are five (5) directors serving on our Board, and we have one member who qualifies as an "audit committee financial expert". One of our current directors meets the qualifications of an "audit committee financial expert and has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that one of our current directors capably fulfill the duties and responsibilities of an audit committee.

CODE OF ETHICS

We have adopted a code of ethics (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

*	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

*	Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

*	Compliance with applicable governmental laws, rules and regulations

*	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

*	Accountability for adherence to the code

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2011. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2011 and 2010, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year.

Name, Title	December 31, 2011	December 31, 2010
Joseph P Coschera, CEO	$150,000	$150,000
Dom Lesme, COO	$100,000	-0-
Loire A Lucas, VP	$8,750	$8,750

We plan to continue to compensate Mr. Coschera and Ms. Lucas in a similar manner into the foreseeable future provided we have enough funds to do so. Mr. Lesme resigned his position effective December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2011 of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (b) by each of our directors, and (c) by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2011, there were 28,666,084 shares of common stock outstanding.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (1) (2)

Title of Stock	Name and Address	# of Shares	Current % Owned
Common Stock	Aquatica Investments Ltd Grove House, 4th floor Nassau Bahamas	3,000,000	10.47%
Common Stock	Joseph Coschera 2120 SW Danforth Circle Palm City, FL 34990	6,200,000	21.63%
Common Stock	Derek J. Leach 31 Palace Gate, Flat 2 London, UK W85LZ	2,000,000	6.98%
Common Stock	Dominique Lesme 5440 W. Cougar Ave. Laws Vegas, NV 89139	5,000,000	17.44%

(28)

SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS (2)

Title of Stock	Name and Address	# of Shares	Current % Owned
Common Stock	Joseph Coschera	6,200,000	21.63%
Common Stock	Dom Lesme	5,000,000	17.44%
Common Stock	Adrian Goldfarb	200,000.70%
Common Stock	J. Michael Reisert	200,000.70%
Common Stock	Loire Lucas	0.00%
Common Stock	Gary Aron	100,000.35%
Common Stock	All Officers and Directors as a Group (4)	11,700,000	40.82%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period ended December 31, 2011, 3,800,000 share of common stock were sold for cash.

During the period ended December 31, 2011, 2,600,000 shares of common stock were issued to employees, directors and consultants for services rendered. The shares were valued at the market price at the date of the agreement.

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

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC, ("Lake") for our audit of the annual financial statements for the years ended December 31, 2011, 2010 and 2009. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31,	2011	2010	2009
	Lake	Lake	Lake

Audit Fees (1)	$20,750 (2)	$20,750 (2)	$20,750 (2)
Audit-Related Fees (3)	-	-	-
Tax Fees (4)	-	-	-
All Other Fees (5)	-	-	-
Total Accounting fees and Services	$20,750	$20,750	$20,750

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Lake in 2011, 2010 and 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2011, 2010 and 2009, and (ii) the review of the financial statements included in our filings on Form 10-K and Form 10-Q..
(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

(a) On December 31, 2011, our Chief Executive Officer who also is our principal financial officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(29)

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Financial Statements

1. The following financial statements of Information Systems Associates, Inc. are included in Part II, Item 7:

2. Exhibits

14.1.              Code of Ethics

31.1.              Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and principal financial officer

31.2.              Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer (see Exhibit 31.1)

32.1.              Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer

(b)	Reports on Form 8-K

None.

(30)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

INFORMATION SYSTEMS ASSOCIATES, INC.

Date: March 29, 2012	/s/ Joseph P. Coschera
Joseph P. Coschera
CEO and Director

Date: March 29, 2012	/s/ Adrian Goldfarb
Adrian Goldfarb
Director

Date: March 29, 2012	/s/ J. Michael Reisert
J. Michael Reisert
Director

Date: March 29, 2012	/s/ Loire Lucas
Loire Lucas
VP and Director

Date: March 29, 2012	/s/ Gary Aron
Gary Aron
Director