Form 10-Q
period 2012-03-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2012-06-04
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-14229

INFORMATION SYSTEMS ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

819 SW Federal Highway, Suite 206, Stuart, Florida	34990
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (772) 403-2992

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No   

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Class C	Outstanding at May 31, 2012
Common Stock, $0.01 par value per share	30,599,417 shares

(1)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS

	As of
	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,652	$988
Accounts receivable	61,347	184,232
Prepaid consulting	15,000	22,500
Prepaid expenses	18,103	16,437

Total Current Assets	100,102	224,157

Property and Equipment (net)	40,792	52,500

TOTAL ASSETS	$140,894	$276,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$168,848	$139,609
Notes payable - factoring	78,628	115,126
Note payable - line of credit	36,619	35,146
Note payable - insurance	9,370	4,174
Note payable - related party	25,000	25,000
Notes payable - convertible, net	211,320	274,427
Accrued expenses and other liabilities	1,270	896
Deferred revenue

Total Current Liabilities	531,055	594,378

Stockholders' Equity

Common stock-$.001 par value, 50,000,000 shares
authorized, 30,599,417 and 28,666,084 issued
and outstanding for 2012 and 2011, respectively	30,599	28,666
Additional paid in capital	3,314,796	3,164,813
Accumulated deficit	(3,735,556)	(3,511,200)
	—	—
Total Stockholders' Equity	(390,161)	(317,721)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,894	$276,657

The accompanying unaudited notes are an integral part of these condensed financial statements.

(2)

INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2012	2011

Revenue	$75,595	$127,254

Cost of Sales	18,873	17,030

Gross Profit	56,722	110,224

Operating Expenses
Administrative and general	76,232	84,209
Salaries and employee benefits	116,487	142,145
Professional	67,714	160,434
Total Operating Expenses	260,433	386,788

(Loss) Before Other Income (Expense)	(203,711)	(276,564)

Other Income (Expense)
Miscellaneous income	—	—
Interest expense	(20,645)	(1,593)
Total Other Income (Expense)	(20,645)	(1,593)

Net (Loss)	(224,356)	(278,157)

Other Comprehensive (Loss)
Unrealized gain/(loss) on securities:
Arising during the year	—	—

Total other comprehensive (loss)	—	—

Comprehensive (Loss)	(224,356)	$(278,157)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding	29,288,795	25,593,973

The accompanying unaudited notes are an integral part of these condensed financial statements.

(3)

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2012	2011

Cash Flows from Operating Activities
Net (Loss)	$(224,356)	$(278,157)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	11,708	2,116
Common stock for services	10,000	25,000
Amortization of prepaid consulting	17,500	81,691
Beneficial conversion feature, net of conversion	1,701
Original issue discount, net of conversion	3,646

Changes in assets and liabilities
Accounts receivable	120,516	18,893
Prepaid expenses	1,666	6,833
Accounts payable	29,239	(28,756)
Accrued expenses and other liabilities	374	(2,395)
Deferred revenue	—	(1,250)

Net Cash (Used in) Operating Activities	(28,006)	(176,025)

Cash Flows from Investing Activities
Purchase of property and equipment	—	(3,964)

Net Cash (Used In) Investing Activities	—	(3,964)

Cash Flows from Financing Activities
Proceeds from line of credit	2,158	—
Payments made on line of credit	(685)	(11,414)
Proceeds from accounts receivable financing	99,059	—
Payments on accounts receivable financing	(135,558)
Net proceeds from insurance financing	5,196	(4,643)
Proceeds from convertible notes	62,500
Proceeds from issuance of stock	—	155,000

Net Cash Provided by Financing Activities	32,670	138,943

Net Change in Cash and Cash Equivalents	4,664	(41,046)

Cash and Cash Equivalents at Beginning of period	988	70,326

Cash and Cash Equivalents at End of Period	5,652	$29,280

The accompanying unaudited notes are an integral part of these condensed financial statements.

(4)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the U.S Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

Accounting Standards Updates which were not effective until after March 31, 2012 are not expected to have a significant effect on the Company's condensed consolidated financial position or results of operations.

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

Reclassifications

Certain reclassifications may have been made to the prior period financial statements presented to conform to

March 31, 2012 financial statement content. Such reclassifications have no effect on reported income.

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

(5)

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net operating loss for the three months ended March 31, 2012 of $224,356. The total accumulated deficit as of March 31, 2011 was $3,735,556. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise additional capital. On February 24, 2012, management received $62,500 in exchange for convertible notes amounting to $68,750 and warrants to purchase 687,500 shares of the Company’s common stock. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CASH AND CASH EQUIVALENTS

		As of
	March 30, 2012		December 31, 2011
Wells Fargo (FDIC insured to $250,000)	$5,475		$811
Petty cash	177		177
Total cash and cash equivalent	$5,652		$988

NOTE 4 – COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

Version 3 of the Company’s “On Site Physical Inventory” (OSPI) product is currently under development and has been released. The Company has capitalized the cost of the OSPI software using FASB Accounting Standards Codifications 350-40 “Internal Use Software” as follows:

	2011	2010
Development costs	$36,022	$36,033
Less: accumulated amortization	18,011	9005
	$18,011	$27,017

NOTE 5 – PROPERTY AND EQUIPMENT

	As of March 31, 2012	As of December31,2011
Computer software (developed)	$36,022	$36,022
Computer software (purchased)	590	590
Web site development	10,072	10,072
Furniture, fixtures, and equipment	40,712	40,712
Leasehold improvements	1,664	1,664
	89,060	89,060
Less accumulated depreciation and amortization	48,268	36,560
	$40,792	$52,500

Depreciation and amortization expense for property and equipment was $11,708 and $2,116 for the three months ended March 31, 2012 and 2011, respectively.

(6)

NOTE 6 – NOTE PAYABLE – FACTORING

On December 12, 2011, the Company entered into a purchase and sale agreement with a third party account receivable factoring company. The agreement continues in effect as long as there is an outstanding balance owed by the Company. The agreement requires a payment of 3% for the first thirty days and 1/10 of 1 percent thereafter on the face amount of the accounts receivable financed. The balance at March 31, 2012 and December 31, 2011 was $78,628 and $115,126, respectively.

NOTE 7 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of March 31, 2012 and December 31, 2011 was $36,619 and $35,146, respectively. The interest rate is the Prime Rate plus 3%. The President of the Company is a personal guarantor on the line of credit.

NOTE 8 – NOTE PAYABLE – RELATED PARTY

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

On May 28, 2011, the Company’s Chairman and Chief Executive Officer advanced the Company $25,000 in exchange for a promissory note, bearing an annual interest of 6% and a repayment term of seven months, in order to fund the working capital needs of the Company. On January 1, 2012, the note was extended for 12 months. As of March 31, 2012, accrued interest of $1,279 is due on the note.

NOTE 9 – NOTES PAYABLE – CONVERTIBLE

On July 15 and July 18, 2011, the Company received a total of $250,000 from two accredited investors in exchange for one year original issue discount notes in the aggregate amount of $275,000, convertible into the Company’s common stock at a conversion rate of $0.10 per share and bearing interest of 10%, plus five-year warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The market value of the stock at the date of issuance of the warrants was $0.10. The warrants are issued as a result of a financing transaction and contain a beneficial conversion feature. On March 6, 2012, one of the convertible notes in the amount of $146,361 was converted into 1,833,333 shares of common stock. On the remaining note, the Company determined there was an $0.01 intrinsic value associated with beneficial conversion feature. This feature is valued at $13,750 and is being amortized as interest expense with the corresponding amount be added to the carry value of the note.

On February 24, 2012, the Company received $62,500 from one accredited investor in exchange for a one year original issue discount note in the amount of $68,750 convertible into the Company’s common stock at a conversion rate of $0.05 per share at an interest rate of 10% plus five-year warrants to purchase 687,500 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company determined there was an $0.03 intrinsic value associated with beneficial conversion feature on this note. This feature is valued at $41,667 and is being amortized as interest expense with the corresponding amount be added to the carry value of the note.

Original issue discount in the amount of $19,445 is being expensed as interest over the term of the notes. For the three months ending March 31, 2012, the Company has recorded interest expense in the amount of $6,146.

As of March 31, 2012, the balance on the outstanding convertible notes was $211,320.

(7)

NOTE 10 – NOTE PAYABLE - INSURANCE

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

On March 1, 2012, the Company incurred additional short term financings of $8,581 for the purchase of insurance. The interest rate on the financing was 6.96% and will mature in February 2013.

As of March 31, 2012, the balance on all notes for insurance financing was $9,370.

NOTE 11 – INCOME TAXES

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

NOTE 12 – NET (LOSS) PER SHARE

Basic earnings per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. During the three months ended March 31, 2012, outstanding warrants to purchase an aggregate of 1,487,500 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

(8)

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2012 and 2011 is summarized as follows:

Cash paid during the periods for interest and income taxes:

	2012	2011
Income taxes	$—	$—
Interest	$20,624	$426

NOTE 14 – OPERATING LEASE

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

Rent expense for the three months ended March 31, 2012 and 2011 was $16,854 and $3,834, respectively.

NOTE 15 – COMMON STOCK

On March 6, 2012, a convertible note in the amount of $146,361 was converted into 1,833,333 shares of common stock.

On January 6, 2012, the Company issued 100,000 shares of common stock to one accredited investor in exchange for $10,000.

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

(9)

NOTE 16– SHARE BASED PAYMENTS FOR SERVICES

In January 2012, the Company issued 100,000 shares of common stock to an independent director in payment of director fees for the coming year. The shares were value at $0.10 per share based upon the market value of the Company’s common stock on the date of the grant.

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

In January 2011, the Company issued 500,000 shares of common stock to its Chief Operating Officer in payment for services for the three months ended March 31, 2011.

To determine the valuation of the options, FASB Accounting Standards Codification 718, “Compensation – Stock Compensation” requires a valuation technique to estimate the fair value of the options issued. The Black-Sholes Model incorporates the various characteristics for proper valuation. Using the Black-Sholes model, the Company assessed the value of the outstanding options at December 31, 2011. The Company determined that due to the lack of a marketability of the Company’s stock, no adjustments were deemed material to the financial statements. As of December 31, 2011, there were 800,000 options outstanding.

Following is a summary of the status of options outstanding for the three months ending March 31, 2012 and 2011, respectively:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2012		March 31, 2011

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	800,000	$0.10	15,000,000	$3.00
Granted	687,500	0.10	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of period	1,487,500	$0.10	15,000,000	$3.00
Exercisable at end of period	487,500	$0.10	15,000,000	$3.00
Outstanding
Weighted average remaining contractual term		0.10		1.09
Aggregated intrinsic value		$—		$—
Weighted average grant date fair value		N/A		N/A
Exercisable
Weighted average remaining contractual term		0.10		1.09
Aggregated intrinsic value		$—		$—

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

(11)

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

(12)

CURRENT DEVELOPMENTS

In January, 2011, the Company hired a new Chief Operating Officer who has been charged with identifying, and overseeing improvements and enhancements to our OSPI software. This person will also direct the development and implementation of the Company’s marketing plan and is responsible for building and managing the Company’s sales force. Our Chief Operating Officer resigned effective December 31, 2011.

During the three months ended March 31, 2011, the Company prepared a software requirements analysis and begun development of a new and enhanced version of OSPI, and has begun building the Company’s sales network. In December of 2011 we released version 3 of our OSPI software.

Effective May 11, 2012 Adrian Goldfarb who is currently a director, will be working closely with ISA management on a range of strategic and financial projects. Mr. Goldfarb's compensation will be based on an annual salary of $75,000 to be billed on a monthly basis in arrears

FORWARD LOOKING STATEMENTS

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

(13)

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement:  availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending March 31, 2011.

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

(14)

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

In December of 2011, the Company released Version 3 of the “ON SITE PHYSICAL INVENTORY®” software (OSPI®) for sale in the marketplace.  The Company accounts for internally produced software with FASB Accounting Standard Codification 985-20 “Cost of Software to Be Sold, Leased, or Otherwise Marketed”.  Costs were capitalized when the second version was established as technically feasible and will be written off on a straight line method over the estimated useful life.

(15)

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The following discussion should be read in conjunction with the unaudited condensed financial statements included in this report.

Revenues

Gross revenues were $75,595 and $127,254 for the three months ended March 31, 2012 and 2011, respectively. The decrease in 2012 revenue is due primarily to a decrease in consulting service revenue of $34,000 and the related travel expense revenue of $27,000. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 were $260,433 as compared to $386,788 for the three months ended March 31, 2011. The decrease resulted from a decrease in salaries and employee benefits of $26,000 and professional fees of $93,000. Professional fees are amortized over the life of the contract. We contracted for less consulting services as our latest version of our OSPI software was completed

Loss from Operations

We had a loss from operations of $203,711 for the three months ended March 31, 2012 as compared to a loss of $276,564 for the three months ended March 31, 2011. The decrease in the loss resulted from 49% decline in sales which were partially offset by a 33% decrease in operating expenses as described above.

Interest Expense

Interest expense was $20,645 for the three months ended March 31, 2012 as compared to interest expense of $1,593 for the three months ended March 31, 2011. This significant increase in interest expense resulted from the amortization of interest expense associated with original issue discount and the beneficial conversion feature associated with our convertible notes payable.

Net Loss

Net loss for the three months ended March 31, 2012 was $224,356 as compared with a net loss of $278,157 for the three months ended March 31, 2011. Net loss per common share was $0.01 for the three months ended March 31, 2012 and 2011. Weighted average common shares outstanding for the three months ended March 31, 2012 and 2011 were 29,288,795 and 25,593,973, respectively.

Liquidity and Capital Resources

Cash flows used in operations were $28,006 and $176,025, respectively, during the three months ended March 31, 2012 and 2011. Cash flows used in operations during the three months ended March 31, 2012 were primarily attributable to a net loss of $224,356 partially offset by a decrease in accounts receivable of $120,516 and amortization of prepaid consulting fees of $7,500 and an increase in accounts payable of $29,239.  Cash flows used in operations during the three months ended March 31, 2011 were primarily attributable to a net loss of $278,157, partially offset by the amortization of prepaid consulting expenses of $81,691 and the issuance of stock for services of $25,000.

During the three months ended March 31, 2012, we experienced no cash flow effect from investing activities. Cash flows used by investing activities were $3,964 during the three months ended March 31, 2011 which consisted entirely of the purchase of property and equipment.

Cash flows provided by financing activities were $32,670 and $138,943 for the three months ended March 31, 2012 and 2011, respectively. These cash flows were provided primarily by proceeds from accounts receivable financing, offset by payments on this financing and proceeds from the issuance of convertible notes of $62,500. Cash flows provided by financing activities for the three months ended March 31, 2011 were $138,943 and were primarily attributable to proceeds from the issuance of common stock of $155,000.

As of March 31, 2012, we had cash on hand of $5,652. If we are unable to generate revenues sufficient to support our operations we will require additional debt or equity financing to meet the working capital needs of the Company. In February of 2012, we received $62,500 from the issuance of convertible notes. We are currently seeking additional financing.

In, 2011, the our President and Chief Operating Officer advanced the Company $95,000 in exchange for a promissory note, bearing interest of $5,000 and a repayment term of three months, in order to fund the our working capital needs. The promissory note was repaid in December of 2011.

Our current level of operations will require additional capital to sustain operations through 2012.   Modifications to our business plans will require additional capital for us to operate.  Management has identified the need for additional financing of up to $160,000 in order to fund the programming of the software enhancements and the market rollout of the new software product and is currently exploring various equity and debt financing alternatives. There can no assurance that these efforts will be successful. No significant amount of our trade payables has been unpaid within the stated trade term.  We are not subject to any unsatisfied judgments, liens or settlement obligations.

(16)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

Disclosure Controls

Our management carried out an evaluation as required by Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Due the unexpected resignation of the Company's Chief Operating Officer on January 1st, 2012, the  Company’s CEO could only spend minimal time on the regulatory aspects of the  Company since he was now fulfilling all of the senior officer positions. As the Company’s current Principal Executive Officer and Principal Financial Officer, the CEO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. In support of this belief is that the Company was late filing this report due to confusion on the extension permitted by Rule12b-25.

Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act of as a process designed by, or under the supervision of, the Company's Principal Executive and Principal Financial Officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were the failure of the Company to have sufficient financial and management resources to manage the production and filing of this report in a timely manner.

The Company’s New Management Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have retained Mr. Adrian Goldfarb, who currently serves on the board, in a consultancy capacity to review and recommend to management a series of measures designed to prevent the issue of late filings reoccurring.  Mr. Goldfarb has public company experience and knowledge of disclosure controls and implementation of such controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(17)

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2011 Annual Report on Form 10-K.  There have been no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Information Systems Associates, Inc.

Date: May 31, 2012	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: May 31, 2012	By:	/s/ Joseph P. Coschera
Joseph P Coschera Chief Financial Officer