Form 10-Q
period 2012-06-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2012-08-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Class	Outstanding at August 13, 2012
Common Stock, $0.01 par value per share	30,599,417 shares

(1)

(2)

PART 1. FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.
CONDENSED BALANCE SHEETS

ASSETS

	As of
	June 30, 2012	December 31, 2011
Current Assets	(Unaudited)

Cash and cash equivalents	$50,052	$988
Accounts receivable	141,430	184,232
Prepaid consulting	5,000	22,500
Prepaid expenses	15,222	16,437

Total Current Assets	211,704	224,157
Property and Equipment (net)	29,336	52,500

TOTAL ASSETS	$241,040	$276,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	$193,587	$139,609
Note payable	10,000
Notes payable - factoring	91,364	115,126
Note payable - line of credit	38,979	35,146
Note payable - insurance	6,051	4,174
Note payable - shareholders	50,000
Note payable - related party	145,265	25,000
Note payable - convertible, net	244,062	274,427
Accrued expenses and other liabilities	36,770	896

Total Current Liabilities	816,078	594,378

Stockholders' Equity (Deficit)

Common stock-$.001 par value, 50,000,000 shares
authorized, 30,599,417 and 28,666,084 issued
and outstanding at June 30, 2012 and
December 31, 2011, respectively	30,599	28,666
Additional paid in capital	3,314,796	3,164,813
Accumulated deficit	(3,920,433)	(3,511,200)

Total Stockholders' Equity (Deficit)	(575,038)	(317,721)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$241,040	$276,657

The accompanying notes are an integral part of these unaudited condensed financial statements.

(3)

INFORMATION SYSTEM ASSOCIATES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$158,109	$74,621	$233,704	$201,875

Cost of Sales	14,067	9,884	32,940	26,914

Gross Profit	144,042	64,737	200,764	174,961

Operating Expenses
Administrative and general	83,044	85,064	159,276	169,273
Salaries and employee benefits	112,105	144,210	228,592	286,355
Professional	107,756	79,958	175,470	240,392
Total Operating Expenses	302,905	309,232	563,338	696,020

(Loss) Before Other Income (Expense)	(158,863)	(244,495)	(362,574)	(521,059)

Other Income (Expense)
Other income (expense)	—	(237)	—	(237)
Loss on retirement of asset	(257)		(257)
Interest expense	(25,757)	(2,238)	(46,402)	(3,831)
Total Other Income (Expense)	(26,014)	(2,475)	(46,659)	(4,068)

Net (Loss)	(184,877)	(246,970)	(409,233)	(525,127)

Other Comprehensive (Loss)
Unrealized gain/(loss) on securities:
Arising during the year	—		—

Total other comprehensive (loss)	—	—	—	—

Comprehensive (Loss)	$(184,877)	$(246,970)	$(409,233)	$(525,127)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding	29,940,485	26,711,688	30,599,417	26,129,607

The accompanying notes are an integral part of these unaudited condensed financial statements.

(4)

INFORMATION SYSTEMS ASSOCIATES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2012	2011

Cash Flows from Operating Activities
Net (Loss)	$(409,232)	$(525,127)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	22,907	4,372
Common stock for services	10,000	—
Amortization of prepaid consulting	17,500	116,687
Beneficial conversion feature, net	32,011
Original issue discount, net	7,484
Changes in assets and liabilities
Accounts receivable	42,802	42,504
Prepaid expenses	(1,215)	(8,840)
Other assets	—	(1,690)
Accounts payable	53,978	58,866
Accrued expenses and other liabilities	35,874	(2,405)
Deferred revenue	—	(2,500)
Net Cash (Used in) Operating Activities	(187,891)	(318,133)

Cash Flows from Investing Activities
Loss on disposal of equipment	(257)	—
Investment in software development	—	(19,350)
Purchase of property and equipment	—	(10,231)
Net Cash (Used In) Investing Activities	(257)	(29,581)

Cash Flows from Financing Activities
Proceeds from line of credit	5,218	3,480
Payments on line of credit	(1,385)
Proceeds from accounts receivable financing	218,839
Payments on accounts receivable financing	(242,602)
Proceeds from related party debt	158,765
Payments on related party debt	(38,500)
Proceeds from convertible notes	75,000
Proceeds from note payable	10,000
Proceeds from note payable - shareholder	50,000	25,000
Net proceeds from insurance financings	1,877	1,770
Proceeds from issuance of stock	—	255,000
Net Cash Provided by Financing Activities	237,212	285,250

Net Change in Cash and Cash Equivalents	49,064	(62,464)

Cash and Cash Equivalents at Beginning of period	988	70,326

Cash and Cash Equivalents at End of Period	$50,052	$7,862

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

Recent Accounting Pronouncements

Accounting Standards Updates which were not effective until after June 30, 2012 are not expected to have a significant effect on the Company's condensed consolidated financial position or results of operations.

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

Reclassifications

Certain reclassifications may have been made to the prior period financial statements presented to conform to June 30, 2012 financial statement content. Such reclassifications have no effect on reported income.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net operating loss for the six months ended June 30, 2012 of $409,233. The total accumulated deficit as of June 30, 2012 was $3,920,433. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise additional capital. On February 24, 2012 management received $62,500 in exchange for convertible notes amounting to $68,750 and warrants to purchase 1,375,000 shares of the Company’s common stock and on May 11, 2012 an additional $12,500 was received in exchange for convertible notes with warrants to purchase 275,000 shares of the Company’s common stock. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of
June 30, 2012	December 31, 2011
Wells Fargo (FDIC insured to $250,000)	$49,875	$811
Petty cash	177	177
Total cash and cash equivalent	$50,052	$988

NOTE 4 – COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

Version 3 of the Company’s “On Site Physical Inventory” (OSPI) product has been released. The Company has capitalized the cost of the OSPI software using FASB Accounting Standards Codifications 350-40 “Internal Use Software” as follows:

	2012	2011
Development costs	$36,022	$36,033
Less: accumulated amortization	27,017	9005
	$9,005	$27,017

(6)

NOTE 5 – PROPERTY AND EQUIPMENT

	As of
	June 30, 2012	December 31, 2011
Computer software (developed)	$36,022	$36,022
Computer software (purchased)	590	590
Web site development	10,072	10,072
Furniture, fixtures, and equipment	39,458	40,712
Leasehold improvements	1,664	1,664
	87,806	89,060
Less accumulated depreciation and amortization	58,470	36,560
	$29,336	$52,500

Depreciation and amortization expense for property and equipment was $4,896 and $4,372 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 6 – NOTE PAYABLE

On June 27, 2012 an accredited investor loaned the Company $10,000 at a rate of 18% interest for one year, payable monthly. At June 30, 2012, interest in the amount of $15 had accrued on the note payable.

NOTE 7 – NOTES PAYABLE – FACTORING

On December 12, 2011, the Company entered into a purchase and sale agreement with a third party account receivable factoring company. The agreement continues in effect as long as there is an outstanding balance owed by the Company. The agreement requires a payment of 3% for the first thirty days and 1/10 of 1 percent thereafter on the face amount of the accounts receivable financed. The balance at June 30, 2012 and December 31, 2011 was $91,364 and $115,126, respectively.

NOTE 8 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of June 30, 2012 and December 31, 2011 was $38,979 and $35,146, respectively. The interest rate is the Prime Rate plus 3%. The President of the Company is a personal guarantor on the line of credit.

NOTE 9 – NOTES PAYABLE - INSURANCE

On March 1, 2012, the Company incurred additional short term financings of $8,581 for the purchase of insurance. The interest rate on the financing was 6.96% and will mature in February 2013.

As of June 30, 2012 and December 31, 2011, the balance on the notes incurred for insurance financing was $6,051 and $4,174, respectively.

NOTE 10 – NOTES PAYABLE – SHAREHOLDERS

On January 11, 2012, a shareholder loaned the Company $35,000 at 3% interest per month for one year. On April 13 2012, the shareholder loaned principal to the Company in the aggregate amount $25,000. On June 28, 2012, the Company made a $10,000 principal payment on the note. At June 30, 2012, the principal balance on the note was $50,000 with accrued interest of $695.

NOTE 11 – NOTES PAYABLE – RELATED PARTY

On May 28, 2011, the Company’s Chairman and Chief Executive Officer advanced the Company $25,000 in exchange for a promissory note, bearing an annual interest of 6% and a repayment term of seven months, in order to fund the working capital needs of the Company. On January 1, 2012, the note was extended for 12 months, The Company made two principal payments of $5,000 each on June 21 and June 28 of 2012 which reduced the principal balance at June 30, 2012 to $15,000. As of June 30, 2012, accrued interest of $1,635 is due on the note.

At various times during the three months ended June 30, 2012, the Company’s President, advanced a total of $68,500. No interest was due on these short-term advances. At June 30, 2012, there was a balance due of $40,000. On July 2, 2012, the balance was paid in full.

On June 20 and 28 of 2012, a partnership in which the President of the Company is a partner, made a non interest bearing short-term loan to the Company in the amount of $60,000.

During the three months ended June 30, 2012, the Company reclassified $30,265 of accounts payable balances to notes payable-related party. These balances were a result of Company expenses charged to Chief Executive Officer’s personal credit cards. The Company was previously paying the credit card companies directly.

At June 30, 2012, the balance due on all notes payable to related parties is $145,265.

(7)

NOTE 12 – NOTES PAYABLE – CONVERTIBLE

On July 15 and July 18, 2011, the Company received a total of $250,000 from two accredited investors in exchange for one year original issue discount notes in the aggregate amount of $275,000, convertible into the Company’s common stock at a conversion rate of $0.10 per share and bearing interest of 10%, plus five-year warrants to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The market value of the stock at the date of issuance of the warrants was $0.10. The warrants are issued as a result of a financing transaction and contain a beneficial conversion feature. On March 6, 2012, one of the convertible notes in the amount of $146,361 was converted into 1,833,333 shares of common stock. On the remaining note, the Company determined there was a $0.01 intrinsic value associated with beneficial conversion feature. This feature is valued at $13,750 and is being amortized as interest expense with the corresponding amount added to the carry value of the note. At the time of the conversion of one of the notes, the remaining note’s warrant provisions were restructured resulting in an additional issuance of 687,500 in warrants.

On February 24, 2012, the Company received $62,500 from one accredited investor in exchange for a one year original issue discount note in the amount of $68,750 convertible into the Company’s common stock at a conversion rate of $0.05 per share at an interest rate of 10% plus five-year warrants to purchase 1,375,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company determined there was a $0.03 intrinsic value associated with beneficial conversion feature on this note. This feature is valued at $41,667 and is being amortized as interest expense with the corresponding amount added to the carry value of the note.

On May 11, 2012, the Company received $12,500 from one accredited investor in exchange for a one year original issue discount note in the amount of $13,750 convertible into the Company’s common stock at a conversion rate of $0.05 per share at an interest rate of 10% plus five-year warrants to purchase 275,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company determined there was an $0.03 intrinsic value associated with beneficial conversion feature on this note. This feature is valued at $8,250 and is being amortized as interest expense with the corresponding amount added to the carry value of the note.

Original issue discount in the amount of $20,695 is being expensed as interest over the term of the notes. For the six months ending June 30, 2012, the Company has recorded interest expense in the amount of $11,235.

As of June 30, 2012, the balance on the outstanding convertible notes, net of unamortized original issue discount is $244,062.

NOTE 13 – INCOME TAXES

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

NOTE 14 – NET (LOSS) PER SHARE

Basic earnings per share (EPS) is computed by dividing net (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. During the six months ended June 30, 2012, outstanding warrants to purchase an aggregate of 2,175,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2012 and 2011 is summarized as follows:

	2012	2011
Cash paid during the periods for interest and income taxes
Income taxes	$—	$—
Interest	$46,402	$426

NOTE 16 – OPERATING LEASE

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

During May 2012, the Company elected to close the office in Las Vegas and has notified the landlord accordingly. The Company anticipates that the security deposit held by the landlord will be applied to future unpaid rents and have accrued in the financial statements unpaid rent in the amount of $4,500 which represents 50% of rents due for the month of May, 2012 and June 2012 rents.

Rent expense for the six months ended June 30, 2012 and 2011 was $33,685 and $5,112, respectively.

(8)

NOTE 17 – COMMON STOCK

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

NOTE 18– SHARE BASED PAYMENTS FOR SERVICES

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

Following is a summary of the status of options outstanding for the six months ending June 30, 2012 and 2011, respectively:

	For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,487,500	$ 0.10	15,000,000	$ 3.00
Granted	687,500	0.1	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired		—	—	—
Outstanding at end of period	2,175,000		15,000,000	$ 3.00
Exercisable at end of period	2,175,000	$ 0.10	15,000,000	$ 3.00
Outstanding
Weighted average remaining contractual term		0.1		0.09
Aggregated intrinsic value		—		—
Weighted average grant date fair value		N/A		N/A
Exercisable
Weighted average remaining contractual term		0.1		1.09
Aggregated intrinsic value		—		—

NOTE 19 – SUBSEQUENT EVENTS

During July 2012, an additional investment of $15,000 was made by the holder of the note payable listed in Note 6 on the same terms and conditions.

On August 3, the Board approved the promotion of its VP of Product Development and Operations to Chief Operating Officer.

(9)

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

In 1995, we became a Business Partner (a/k/a Value Added Reseller) with Avocent Huntsville Corp. (formerly Aperture Technologies Inc. of Stamford, CT) Huntsville, AL. At that time, Avocent’s Data Center Management tools (“System”), was one of the leading solutions in the IT field. For more than five years, Avocent Huntsville Corp. provided enterprise asset management solutions to customers in the United States, Europe and Asia and Pacific Rim. During this same timeframe, we offered Avocent’s enterprise asset management solutions to customers and prospects in North America.

The typical Value Added Reseller Agreement allows the vendor’s partner/subcontractor (in this case ISA) the ability to offer to its client’s and prospects a Commercial Off The Shelf (COTS) software solution to address a particular business problem. The primary focus of ISA’s business is working with data center operations and facilities departments to identify and then implement a software solution which addresses their needs based upon extensive research done prior to the selection and culminating in the purchase by the client and implementation by ISA of the chosen solution.

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

(10)

CURRENT DEVELOPMENTS

In January, 2011, the Company hired a new Chief Operating Officer who was charged with identifying, and overseeing improvements and enhancements to our OSPI software and building out the company’s salesforce. During the six months ended June 30, 2011, the Company prepared a software requirements analysis and begun development of a new and enhanced version of OSPI. In December of 2011 we released version 3 of our OSPI software.

On May 14, Adrian Goldfarb, who has been a director of the Company since 2010, was engaged in a consulting capacity to work with the Company’s CEO in a number of areas related to the Company’s operations and financial structure. Further to that effort, on June 26, 2012, Mr. Goldfarbwas appointed President and Chief Financial Officer effective July 1, 2012. Joseph Coschera, Chief Executive Officer, resigned the Chief Financial Officer position but will remain as Chief Executive Officer. Mr. Goldfarb's compensation will be based on an annual salary of $150,000 to be billed on a monthly basis in arrears.

Also on June 26, 2012, Loire Lucas resigned as both vice-president and director and Michael Hull was appointed as a director of the Company. Mr. Hull will assume the role of Audit Committee Chairman. Mr. Goldfarb previously held the Audit Committee position.

J Michael Reisert, a current director of the Company, will assume the role of Compensation Committee Chairman.

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

After the development of the internal-use OSPI® software was complete, we decided to market the software.  Proceeds from the licenses of the computer software, net of direct incremental costs of marketing, such as commissions, software reproduction cost, warranty and service obligations, and installation cost, are applied against the carrying cost of that software.  No profit will be recognized until aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero.  Subsequent proceeds will be recognized in revenue as earned.

In December of 2011, the Company released Version 3 of the OSPI® software for sale in the marketplace.  The Company accounts for internally produced software with FASB Accounting Standard Codification 985-20 “Cost of Software to Be Sold, Leased, or Otherwise Marketed”.  Costs were capitalized when the second version was established as technically feasible and will be written off on a straight line method over the estimated useful life.

(11)

 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The following discussion should be read in conjunction with the unaudited condensed financial statements included in this report.

Revenues

Gross revenues were $233,704 and $201,875 for the six months ended June 30, 2012 and 2011, respectively. The increase in 2012 revenue is due primarily to a increase in consulting service revenue of approximately $22,700 and the related software sales revenue of $8,000. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 were $563,338 as compared to $696,020 for the six months ended June 30, 2011. The decrease resulted from a decrease in administrative and general expenses of approximately $10,000, salaries and employee benefits of $58,000 and professional fees of $65,000. We have operated for most of the period ending June 30, 2012 without a Chief Operating Officer. Professional fees associated with public relations and capital formation has been reduced as well as our need for consulting services on our completed version of our OSPI software.

Loss from Operations

We had a loss from operations of $362,574 for the six months ended June 30, 2012 as compared to a loss of $521,059 for the six months ended June 30, 2011. The decrease in the loss resulted from 15% increase in sales and a 25% decrease in operating expenses.

Interest Expense

Interest expense was $46,402 for the six months ended June 30, 2012 as compared to interest expense of $3,831 for the six months ended June 30, 2011. This significant increase in interest expense resulted from the amortization of interest expense associated with original issue discount and the beneficial conversion feature associated with our convertible notes. Over the same period we have increased our current liabilities, excluding accounts payable, from approximately $70,200 to $585,200.

Net Loss

Net loss for the six months ended June 30, 2012 was $409,233 as compared with a net loss of $525,127 for the six months ended June 30, 2011. Net loss per common share was $0.01 and $0.02 for the six months ended June 30, 2012 and 2011, respectively. Weighted average common shares outstanding for the six months ended June 30, 2012 and 2011 were 30,599,417 and 26,129,607, respectively. This increase in weighted average common shares outstanding also contributed to the decrease in net loss per common share between periods.

(12)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Revenues

Gross revenues were $158,109 and $74,621 for the three months ended June 30, 2012 and 2011, respectively. The increase in 2012 revenue is due primarily to a increase in consulting service revenue of approximately $75,000 and our software sales increased by $11,000. Our OSPI licensing fees also increased $9,000. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.

Operating Expenses

Our operating expenses decreased slightly from $309,232 for the three months ended June 30, 2011 to $302,905 for the same period in 2012. While administrative and general expenses remained relatively unchanged between periods, our salaries and employee benefits decreased approximately $30,000. This decrease was offset by an increase of $27,800 in professional fees. The decrease in salaries and employee benefits was due largely to our lack of expense associated with our vacant Chief Operating Officer position.

Loss from Operations

We had a loss from operations of $158,863 for the three months ended June 30, 2012 as compared to a loss of $244,495 for the three months ended June 30, 2011. The decrease in the loss resulted mainly from 129% increase in sales and a 2% decrease in operating expenses.

Interest Expense

Interest expense was $25,757 for the three months ended June 30, 2012 as compared to interest expense of $2,238 for the three months ended June 30, 2011. This significant increase in interest expense resulted from the amortization of interest expense associated with original issue discount and the beneficial conversion feature associated with our convertible notes.

Net Loss

Net loss for the three months ended June 30, 2012 was $184,877 as compared with a net loss of $246,970 for the three months ended June 30, 2011. Net loss per common share was $0.01 for the three months ended June 30, 2012 and 2011. Weighted average common shares outstanding for the three months ended June 30, 2012 and 2011 were 29,940,485 and 26,711,688, respectively.

Liquidity and Capital Resources

Cash flows used in operations were $187,891 and $318,133, respectively, during the six months ended June 30, 2012 and 2011. Cash flows used in operations during the six months ended June 30, 2012 were primarily attributable to a net loss of $409,232 partially offset by a decrease in accounts receivable of $42,802 and increase in accounts payable and accrued liabilities of $53,978 and $35,874, respectively.  Cash flows used in operations during the six months ended June 30, 2011 were primarily attributable to a net loss of $525,127, partially offset by the amortization of prepaid consulting expenses of $116,687 and an increase in accounts payable of $58,866.

During the six months ended June 30, 2012, we experienced minimal effect from investing activities as opposed to the six months ended June 30, 2011 where we invested $29,851 in new software development and property and equipment.

Cash flows provided by financing activities were $237,212 and $285,250 for the six months ended June 30, 2012 and 2011, respectively. These cash flows were provided primarily by net proceeds from related party notes of $120,265, proceeds from convertible notes of $75,000 and proceeds from shareholder loans of $50,000. Cash flows from financing activities for the six months ended June 30, 2012 were offset by net cash outflow on accounts receivable financing of approximately $24,000. Cash flows provided by financing activities for the six months ended June 30, 2011 were $285,250 and were primarily attributable to proceeds from the issuance of common stock and proceeds from shareholder loans of $255,000 and $25,000, respectively.

As of June 30, 2012, we had cash on hand of $50,052. During the six month period ending June 30, 2012, we have increased our debt by approximately $130,000 in the form of notes payable some of which are due on demand and others have a short-term maturity of 12 months or less. If we are unable to generate revenues sufficient to support our operations we will require additional debt or equity financing to meet the working capital needs of the Company. In February of 2012, we exchanged convertible notes payable in the face amount of approximately $137,500 for 1,833,333 shares of our common stock.

Our current level of operations will require additional capital to sustain operations through 2012.    Management has identified the need for additional financing of up to $160,000 in order to fund the programming of the software enhancements and the market rollout of the new software product and is currently exploring various equity and debt financing alternatives. There can no assurance that these efforts will be successful. No significant amount of our trade payables has been unpaid within the stated trade term.  We are not subject to any unsatisfied judgments, liens or settlement obligations. In March 2012, the Company put in place a new Private Placement Memorandum to raise up to $250,000. The offering is a combination of Original Issue Discount (OID) notes, convertible into the Company’s stock at $0.05 per share with warrant coverage of 1 Warrant for every dollar invested based on the face value of the note at $0.10 per share with cashless exercise rights. The Company’s management and board of directors is monitoring the progress of this raise and will review the Company’s capital structure and working capital requirements in Q3 2012.

(13)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  During the 1st quarter, 2012, management determined that there were material weaknesses involving the internal controls and procedures. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were the failure of the Company to have sufficient financial and management resources to manage the production and filing of this report in a timely manner.

Based upon the evaluation performed by our management, including its Principal Executive Officer and Principal Financial Officer,and based on a review of remdiation initiative undertaken, it was determined that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were now again effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures

The Company’s New Management Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we retained Mr. Adrian Goldfarb, who currently serves on the board, in a consultancy capacity to review and recommend to management a series of measures designed to prevent the issue of late filings reoccurring.  Mr. Goldfarb has public company experience and knowledge of disclosure controls and implementation of such controls. Mr. Goldfarb has since been appointed as the Company’s President and Chief Financial Officer with a charter to manage the Company’s internal control’s and procedures.

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

(14)

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Financial Officer

31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(15)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Information Systems Associates, Inc.
Date: August 13, 2012	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: August 13, 2012	By:	/s/ Adrian Goldfarb
Adrian Goldfarb Chief Financial Officer

(16)