Form 10-Q
period 2012-09-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2012-12-13
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Class	Outstanding at September 30, 2012
Common Stock, $0.001 par value per share	30,599,417 shares

(1)

(2)

PART 1. FINANCIAL STATEMENTS

INFORMATION SYSTEMS ASSOCIATES, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS
	09/30/2012	12/31/2011
	(UNAUDITED)	(AUDITED)
Current Assets

Cash and cash equivalents	$10,150	$988
Accounts receivable	172,330	184,232
Prepaid consulting	2,500	22,500
Prepaid expenses	14,292	16,437
Total Current Assets	199,273	224,157

Property and Equipment (net)	18,845	52,500

TOTAL ASSETS	$218,118	$276,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	$197,058	$139,609
Notes payable	110,755	—
Note payable - factoring	23,774	115,126
Note payable - line of credit	4,622	35,146
Note payable - insurance	4,485	4,174
Note payable - shareholders	190,401	—
Note payable - shareholders (convertible, net)	22,372	274,427
Note payable - related party	122,495	25,000
Accrued interest	7,882	896
Accrued other liabilities	12,118	—
Deferred revenue	100,907	—
Total Current Liabilities	796,869	594,378

Stockholders' Equity (Deficit)

Common stock-$.001 par value, 50,000,000
authorized, 30,599,417 and 28,666,084 issued
and outstanding at September 30, 2012 and
December 31, 2012, respectively	30,599	28,666
Additional paid in capital	3,716,897	3,164,813
Accumulated deficit	(4,326,248)	(3,511,200)
Total Stockholders' Equity (Deficit)	(578,751)	(317,721)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$218,118	$276,657

The accompanying notes are an integral part of these unaudited condensed financial statements.

(3)

INFORMATION SYSTEM ASSOCIATES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$259,617	$160,003	$493,321	$361,878
Cost of Sales	32,679	17,562	65,619	44,476
Gross Profit	226,938	142,441	427,702	317,402

Operating Expenses
Administrative and general	116,910	112,682	276,186	281,955
Salaries and employee benefits	135,611	148,634	364,203	434,989
Professional	93,434	99,028	268,904	339,420
Total Operating Expenses	345,955	360,344	909,293	1,056,364

(Loss) Before Other Income (Expense)	(119,017)	(217,903)	(481,591)	(738,962)

Other Income (Expense)
Other income (expense)	221	258	221	21
Loss on retirement of asset	—	—	(257)	—
Interest expense	(287,018)	(14,101)	(333,420)	(17,932)
Total Other Income (Expense)	(286,798)	(13,843)	(333,457)	(17,911)

Net (Loss)	(405,815)	(231,746)	(815,048)	(756,873)

Other Comprehensive (Loss)
Unrealized gain/(loss) on securities:
Arising during the year	—		—

Total other comprehensive (loss)	—	—	—	—

Comprehensive (Loss)	$(405,815)	$(231,746)	$(815,048)	$(756,873)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding	30,599,417	28,122,606	30,157,081	26,851,432

The accompanying notes are an integral part of these unaudited condensed financial statements.

(4)

INFORMATION SYSTEMS ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the nine months ended
	September 30,
	2012	2011

Cash Flows from Operating Activities
Net (Loss)	$(815,048)	$(756,873)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	33,054	12,664
Common stock for services	10,000	25,000
Amortization of prepaid consulting	20,000	131,687
Beneficial conversion feature, net	34,734
Detached warrants discount, net	162,256
Original issue discount, net	21,352
Changes in assets and liabilities
Accounts receivable	11,902	74,556
Prepaid expenses	2,145	(4,332)
Other assets	—	(1,690)
Accounts payable	57,449	33,317
Accrued expenses and other liabilities	19,104	(1,887)
Deferred revenue	100,907	(3,192)
Net Cash (Used in) Operating Activities	(342,145)	(490,750)

Cash Flows from Investing Activities
Loss on disposal of equipment	(257)	—
Investment in software development		(36,022)
Purchase of property and equipment		(16,130)
Net Cash (Used In) Investing Activities	(257)	(52,152)

Cash Flows from Financing Activities
Proceeds from line of credit		—
Payments on line of credit	(30,524)	(1,635)
Proceeds from accounts receivable financing	241,698
Payments on accounts receivable financing	(208,847)
Proceeds from related party debt	313,418
Payments on related party debt	(200,247)
Proceeds from convertible notes	75,000	250,000
Proceeds from note payable	110,755
Proceeds from note payable - shareholder	60,000	25,000
Payments on note payable - shareholder	(10,000)
Net proceeds from insurance financings	311	4,378
Proceeds from issuance of stock	—	280,000
Net Cash Provided by Financing Activities	351,564	557,743

Net Change in Cash and Cash Equivalents	9,162	14,841

Cash and Cash Equivalents at Beginning of period	988	70,326

Cash and Cash Equivalents at End of Period	$10,150	$85,167

Suplemental disclosure of non-cash and cash investing and financing activities:

Reduction in convertible notes payable-beneficial conversion	$—	$27,500
Increase in notes payable	348,926
Interest amortization-original issue discount	$23,390	$5,243
Interest amortization-beneficial conversion feature	$34,734	$5,767
Interest amortization - warrants	$162,256	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

(5)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

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

Recent Accounting Pronouncements

Accounting Standards Updates which were not effective until after September 30, 2012 are not expected to have a significant effect on the Company's condensed consolidated financial position or results of operations.

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

Reclassifications

Certain reclassifications may have been made to the prior period financial statements presented to conform to September 30, 2012 financial statement content. Such reclassifications have no effect on reported income.

Convertible Debt

In accordance with ASC 470-20, the Company calculated the value of any beneficial conversion features embedded in its convertible debt. If the debt is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the debt becomes convertible.

Convertible debt is split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the warrant that debt holders have to convert into common stock of the Company. If the number of shares that may be required to be issued upon conversion of the convertible debt is indeterminate, the embedded conversion option of the convertible debt is accounted for as a derivative instrument liability rather than equity in accordance with ASC 815-40.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which the employees do not render the requisite service.

The Company recognizes expenses for the fair value of its outstanding stock warrants and options as they vest, whether held by employees or others. The fair value of each stock warrant and option at the grant date is evaluated by using the Black-Scholes option pricing model based upon certain assumptions, including the expected stock price volatility.

(6)

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As reflected in the accompanying financial statements, the Company had a net operating loss for the nine months ended September 30, 2012 of $815,048. The total accumulated deficit as of September 30, 2012 was $4,326,248. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise additional capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

On February 24, 2012 the Company received $62,500 in exchange for convertible notes amounting to $68,750 and warrants to purchase 1,250,000 shares of the Company’s common stock. On May 11, 2012 the Company received an additional $12,500 in exchange for convertible notes amounting to $13,750 with warrants to purchase 275,000 shares of the Company’s common stock. On August 15, 2012, the Company received a further $60,000 in exchange for a 1 year convertible note amounting to $66,000 with warrants to purchase 1,250,000 shares of the Company’s common stock. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Also, during the current reporting period, the Company reached an agreement with a holder of a convertible note and warrants in the amount of $137,500 to replace that note with a secured note in the amount of $165,000 consisting of the principal amount of $137,500 and two years prepaid interest of $27,500. In exchange for securing this new note with the Company’s patent, the investor agreed to forgo any convertibility of the note into common stock and forfeited the associated warrants. Further the Company arranged for lines of credit from a private individual and an entity based on purchase orders received for the Company’s products in the amounts of $25,000 and $100,000 respectively. These arrangements are similar to existing factoring arrangements and facilitate working capital during implementation of projects.

NOTE 3 – CASH AND CASH EQUIVALENTS As of

September 30, 2012	December 31, 2011

Wells Fargo (FDIC insured to $250,000)	$9,973	$811
Petty cash	177	177
Total cash and cash equivalent	$10,150	$988

NOTE 4 – COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

Version 3 of the Company’s “On Site Physical Inventory” (OSPI) product has been released. The Company has capitalized the cost of the OSPI software using FASB Accounting Standards Codifications 350-40 “Internal Use Software” as follows:

	2012	2011
Development costs	$36,022	$36,022
Less: accumulated amortization	36,022	9005
	$0	$27,017

NOTE 5 – PROPERTY AND EQUIPMENT

	As of
	September 30, 2012	December 31, 2011
Computer software (developed)	$36,022	$36,022
Computer software (purchased)	590	590
Web site development	10,072	10,072
Furniture, fixtures, and equipment	40,111	40,712
Leasehold improvements	1,664	1,664
	88,459	89,060
Less accumulated depreciation and amortization	69,614	36,560
	$18,845	$52,500

Depreciation and amortization expense for property and equipment was $33,054 and $12,664 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 6 – NOTES PAYABLE

On June 27, 2012 an accredited investor loaned the Company $10,000 at a rate of 1.5% interest per month payable monthly. Between July 13, 2012 and July 24, the investor advanced a further $15,000 for a total indebtedness of $25,000 on the same terms. At September 30, 2012 there was an accrued interest balance of $25.

On August 30, 2012 an accredited investor entered into an arrangement with the Company to loan up to $100,000 on a revolving basis at a rate of 2.5% per month based on purchase orders or invoices that have not been previously factored. The terms call for interest payments at the time of receipt of funds from the invoices submitted as evidence. At September 30, 2012 there was outstanding principal and interest of $85,755. The initial deposit for this loan came via the Company’s President and CFO pursuant to the investor, who is a foreign national, setting up an appropriate entity to handle further transactions. Further, the Company’s President and CFO has personally guaranteed the loan on behalf of the Company.

At September 30, 2012 and December 31, 2011, the balance due on all notes payable was $110,755 and $0, respectively.

(7)

NOTE 7 – NOTES PAYABLE – FACTORING

On December 12, 2011, the Company entered into a purchase and sale agreement with a third party account receivable factoring company. The agreement continues in effect as long as there is an outstanding balance owed by the Company. The agreement requires a payment of 3% for the first thirty days and 1/10 of 1 percent thereafter on the face amount of the accounts receivable financed. The balance at September 30, 2012 and December 31, 2011 was $23,774 and $115,126, respectively.

NOTE 8 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of September 30, 2012 and December 31, 2011 was $4,622 and $35,146, respectively. The interest rate is the Prime Rate plus 3%. The President of the Company is a personal guarantor on the line of credit.

NOTE 9 – NOTES PAYABLE - INSURANCE

On March 1, 2012, the Company incurred additional short term financings of $8,581 for the purchase of insurance. The interest rate on the financing was 6.96% and will mature in February 2013.

As of September 30, 2012 and December 31, 2011, the balance on the notes incurred for insurance financing was $4,485 and $4,174, respectively.

NOTE 10 – NOTES PAYABLE – SHAREHOLDERS

On January 11, 2012, a shareholder loaned the Company $35,000 at 3% interest per month for one year. On April 13 2012, the shareholder loaned principal to the Company in the aggregate amount $25,000. On June 28, 2012, the Company made a $10,000 principal payment on the note. At September 30, 2012, the principal balance on the note was $50,000 with prepaid interest of $450.

On July 15, the holder of one of the convertible notes in the amount of $137,500 exchanged this note for a new secured note in the amount of $165,000 for two years. The note contains an original issue discount of $27,500 which will be amortized on a quarterly basis of $3,438 per quarter. The note is secured by the Company’s intellectual property, notably the patent for OSPI. In exchange for the security the investor agreed to waive rights to conversion of the note into the Company’s stock and the existing warrants which have been cancelled.

At September 30, 2012 and December 31, 2011, the balance due on all notes payable to shareholders was $190,401 and $0, respectively.

NOTE 11 – NOTES PAYABLE – RELATED PARTY

On May 28, 2011, the Company’s Chairman and Chief Executive Officer advanced the Company $25,000 in exchange for a promissory note, bearing an annual interest of 6% and a repayment term of seven months, in order to fund the working capital needs of the Company. On January 1, 2012, the note was extended for 12 months; the Company made two principal payments of $5,000 each on June 21 and June 28 of 2012 which reduced the principal balance at June 30, 2012 to $15,000. From July 19, 2012 until August 29, 2012 the Company made further principal payments of $15,000 such that the principal balance owed is now zero. As of September 30, 2012, accrued interest of $1,796 is now due on the note.

At various times during the three months ended June 30, 2012, the Company’s President, advanced a total of $68,500. No interest was due on these short-term advances. At June 30, 2012, there was a balance due of $40,000. On July 2, 2012, the balance was paid in full.

During the third quarter the company processed accrued payroll for two of its officers.  The resultant net pay of $89,154 was deferred and is being held by the company and is recorded as officers’ loans due (shown as Notes Payable – Related Party).  The company plans to pay these loans as sufficient funds are available.

On June 20 and 28, 2012, a partnership in which the President of the Company is a partner, made a non interest bearing short-term loan to the Company in the amount of $60,000. This loan was subsequently invested into the Company’s current private offering in exchange for a one year convertible note with a coupon of 10% , face value $66,000. The note is convertible into 1,320,000 shares at $0.05 per share and 1,250,000 warrants at $0.10 per share.

During the three months ended June 30, 2012, the Company reclassified $30,265 of accounts payable balances to notes payable-related party. These balances were a result of Company expenses charged to its Chief Executive Officer’s personal credit cards. The Company was previously paying the credit card companies directly.

At September 30, 2012, the balance due on all notes payable to related parties is $122,495.

(8)

NOTE 12 – NOTES PAYABLE – CONVERTIBLE

On July 15 and July 18, 2011, the Company received a total of $250,000 from two accredited investors in exchange for one year original issue discount notes in the aggregate amount of $275,000, convertible into the Company’s common stock at a conversion rate of $0.10 per share and bearing interest of 10%, plus five-year warrants to purchase a total of 2,500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The market value of the stock at the date of issuance of the warrants was $0.10.

On February 24, 2012, the Company received an additional $62,500 from one of the above accredited investors in exchange for a one year original issue discount note in the amount of $68,750 convertible into the Company’s common stock at a conversion rate of $0.05 per share at an interest rate of 10% plus five-year warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company determined there was an intrinsic value associated with beneficial conversion feature on this note. This feature is valued at $13,750 and is being amortized as interest expense with the corresponding amount reducing the carry value of the note. As a condition for this further investment a reduction in the conversion price of the original note and an equivalent reduction in the exercise price of the warrants were executed.

On March 6, 2012, the above investor converted his original note payable in the amount of $137,500 into 1,833,333 shares of common stock.

On May 11, 2012, the Company received $12,500 from one accredited investor in exchange for a one year original issue discount note in the amount of $13,750 convertible into the Company’s common stock at a conversion rate of $0.05 per share at an interest rate of 10% plus five-year warrants to purchase 275,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company determined there was an intrinsic value associated with beneficial conversion feature on this note. This feature is valued at $1,545 and is being amortized as interest expense with the corresponding amount reducing the carry value of the note.

On July 15, 2012 the holder of one of the convertible notes in the amount of $137,500 exchanged this note for a new secured note in the amount of $165,000 for two years. The note contains an original issue discount of $27,500 which will be amortized on a quarterly basis of $3,438 per quarter. The note is secured by the Company’s intellectual property, notably the patent for OSPI.  In exchange for the security the investor agreed to waive rights to conversion of the note into the Company’s stock and the existing warrants which have been cancelled.

As of September 30, 2012, the balance on the outstanding convertible notes, net of unamortized original issue discount is $22,372.

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

NOTE 14 – NET (LOSS) PER SHARE

Basic earnings per share (EPS) are computed by dividing net (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. During the nine months ended September 30, 2012, outstanding warrants to purchase an aggregate of 4,825,000 shares of stock and outstanding options to purchase 350 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

(9)

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

 Supplemental disclosures of cash flow information for the six months ended September 30, 2012 and 2011 is summarized as follows:

	2012	2011
Cash paid during the periods for interest and income taxes
Income taxes	$—	$—
Interest	$13,892	$426

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

During May 2012, the Company elected to close its office in Las Vegas and has notified the landlord accordingly. The Company anticipates that the security deposit held by the landlord will be applied to future unpaid rents and have accrued in the financial statements unpaid rent in the amount of $13,500 which represents rents due for the half month of May, 2012 through September 2012. Rent expense for the nine months ended September 30, 2012 and 2011 was $46,506 and $8,711.70, respectively.

NOTE 17 – COMMON STOCK

On March 6, 2012, a convertible note in the amount of $137,500 was converted into 1,833,333 shares of common stock.

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

(10)

NOTE 19 – STOCK PURCHASE WARRANTS AND OPTIONS

On August 15, 2012, the Company issued 1,250,000 warrants to a consulting company. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, and a risk free rate of 0.102% and a term of 5 years.

On May 11, 2012, warrants to purchase 275,000 shares of common stock at $0.10 per share were issued to an accredited investor in conjunction with a convertible note. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, and a risk free rate of 0.096% and a term of 5 years.

On August 2, 2012, the Company issued 250,000 options to its President and CFO. The options vest equally every six months over a three year period. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, and a risk free rate of 0.61% and a term of 5 years.

On August 2, 2012, the Company issued 100,000 options to its new Chief Operating Officer. The options vest equally every six months over a three year period. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, and a risk free rate of 0.61% and a term of 5 years.

In February 2102 warrants to purchase 1,250,000 shares of common stock at $0.10 per share were issued to an accredited investor in conjunction with a convertible note. As consideration for this further investment, the 1,250,000 existing warrants with a strike price $.10 were cancelled and reissued with a strike price of $0.075 per share. The new and existing warrants were valued both valued at using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, a risk free rate of 0.89% and a term of 5 years.

In July 2011, warrants to purchase 1,250,000 shares of common stock at $0.10 per share were issued to an accredited investor in conjunction with a convertible note. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 347.62%, and a risk free rate of 1.45% and a term of 5 years.

In July 2011, warrants to purchase 1,250,000 shares of common stock at $0.10 per share were issued to an accredited investor in conjunction with a convertible note. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 347.62%, and a risk free rate of 1.46% and a term of 5 years.

In July 2011, warrants to purchase 250,000 shares of common stock at $0.10 per share were issued to an accredited investor in conjunction with a private offering. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 347.62%, and a risk free rate of 1.51% and a term of 5 years.

In May 2011, warrants to purchase a total of 500,000 shares of common stock at $0.10 per share were issued to three accredited investors in conjunction with a private offering. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 347.62%, and a risk free rate of 1.83% and a term of 5 years.

In January 2011, warrants to purchase 50,000 shares of common stock at $0.10 per share were issued to an accredited investor in conjunction with a private offering.

A summary of the Company’s warrant and option activity during the periods ended September 30, 2012 and December 31, 2011 is presented below:

Warrants

Following is a summary of warrants outstanding:
	For the Nine Months Ended
	September 30, 2012		September 30, 2011
	Shares	Weigthed Avg Exercise Price	Shares	Weigthed Avg Exercise Price
Outstanding at beginning of period	3,300,000	$0.10	15,000,000	$3.00
Granted	4,025,000	$0.06	2,500,000	$0.10
Exercised
Forfeited	2,500,000	$0.10
Expired			15,000,000	$3.00
Outstanding at end of period	4,825,000	$0.07	2,500,000	$0.10
Exercisable at end of period	4,825,000	$0.07	2,500,000	$0.10

Weighted average remaining contractual term		$0.07		$0.10
Exercisable		$0.07		$0.10

Options

Following is a summary of options outstanding:
	For the Nine Months Ended
	September 30, 2012		September 30, 2011
	Shares	Weigthed Avg Exercise Price	Shares	Weigthed Avg Exercise Price
Outstanding at beginning of period
Granted	350,000	$0.04
Exercised
Forfeited
Expired
Outstanding at end of period	350,000	$0.04
Exercisable at end of period	58,333	$0.04

Weighted average remaining contractual term		$0.04

Weighted average grant date fair value
Exercisable		$0.04
Weighted average remaining contractual term		$0.04

(11)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and notes thereto. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the section entitled “Risk Factors,” located in our Annual Report on Form 10-K for the year ended December 31, 2011. As used herein the terms “we”, “us”, “our”, the “Registrant,” “ISA” and the “Company” means, Information Systems Associates, Inc., a Florida corporation.

COMPANY OVERVIEW

Information Systems Associates, Inc. was founded in 1994. The Company provides Mobile Data Center Management™ systems and turnkey data center management solutions to customers. Our products and services include data center asset/inventory management, data center management software and data center data collection. Utilizing its proprietary and patented technology, OSPI® (On Site Physical Inventory®), customers are able to manage data centers on a mobile basis, bringing data center management out of the office and into the data center.

CURRENT DEVELOPMENTS

The Company is in the process of focusing its future sales growth with a greater emphasis on software sales with a supporting role played by its current Professional Services business. As a result, we recently terminated our support and development provider based in the UK and are working to bring this service in-house. We currently contract for development and software services from a US company who has placed a member of staff in house full time at the Company’s Florida offices. The Company is in the process of interviewing additional software development candidates to build out the new products.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We recognize revenue in accordance with ASC 605-10 “Revenue Recognition” and ASC 605-25 “Revenue Arrangements with Multiple Deliverables”.

Software revenue is recognized when the systems are installed. In the case of multiple licenses, the revenue is recognized upon installation of the license and acceptance by the customer.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement:  availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.  If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract.  Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize these costs over the same time period as the consulting revenue is recognized.  We did not have any revenue arrangements with multiple deliverables for the period ending September 30, 2012.

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

In December of 2011, the Company released Version 3 of OSPI® software for sale in the marketplace.  The Company accounts for internally produced software with FASB Accounting Standard Codification 985-20 “Cost of Software to Be Sold, Leased, or Otherwise Marketed”.  Costs were capitalized when the second version was established as technically feasible and will be written off on a straight line method over the estimated useful life.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following discussion should be read in conjunction with the unaudited condensed financial statements included in this report.

Revenues

Gross revenues were $259,617 and $160,003 for the three months ended September 30, 2012 and 2011, respectively. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.

Operating Expenses

Operating expenses were to $345,955 and $360,344 for the three month period ended September 30, 2012 and 2011 respectively. While administrative and general expenses remained relatively unchanged between periods, our salaries and employee benefits decreased approximately $13,000.

Loss from Operations

We had a loss from operations of $119,017 for the three months ended September 30, 2012 as compared to a loss of $217,903 for the three months ended September 30, 2011. The decrease in the loss resulted mainly from 62% increase in sales and a minimal decrease in operating expenses.

Interest Expense

Interest expense was $287,018 for the three months ended September 30, 2012 as compared to interest expense of $14,101 for the three months ended September 30, 2011. This significant increase in interest expense resulted from the amortization of interest expense associated with original issue discount notes, the beneficial conversion feature and warrants issued associated with our convertible notes.

Net Loss

Net loss for the three months ended September 30, 2012 was $405,815 as compared with a net loss of $231,746 for the three months ended September 30, 2011. Net loss per common share was $0.01 for the three months ended September 30, 2012 and $0.01 for the three months ended September 30, 2011. Weighted average common shares outstanding for the three months ended September 30, 2012 and 2011 were 30,599,417 and 28,122,606, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following discussion should be read in conjunction with the unaudited condensed financial statements included in this report.

Revenues

Gross revenues were $493,321 and $361,878 for the nine months ended September 30, 2012 and 2011, respectively. The increase in 2012 revenue is due primarily to an increase in consulting service revenue of approximately $89,013. We recognize professional services revenue, which includes installation, training, consulting and engineering services, upon delivery of the services.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 were $909,293 as compared to $1,056,364 for the nine months ended September 30, 2011. The decrease resulted from a decrease in administrative and general expenses of approximately $5,769, salaries and employee benefits of $70,786 and professional fees of $70,516. Professional fees associated with public relations and capital formation has been reduced as well as our need for consulting services on our completed version of our OSPI software.

Loss from Operations

We had a loss from operations of $481,591 for the nine months ended September 30, 2012 as compared to a loss of $738,962 for the nine months ended September 30, 2011. The decrease in the loss resulted from approximately a 36% increase in sales and approximately a 14% decrease in operating expenses.

Interest Expense

Interest expense was $333,420 for the nine months ended September 30, 2012 as compared to interest expense of $17,932 for the nine months ended September 30, 2011. This significant increase in interest expense resulted from the amortization of interest expense associated with original issue discount notes, the beneficial conversion feature and warrants issued associated with our convertible notes. Over the same period we have increased our current liabilities, excluding accounts payable, from approximately $454,770 for the nine months ended September 30, 2011 to $599,811 for the nine months ended September 30, 2012.

Net Loss

Net loss for the nine months ended September 30, 2012 was $815,048 as compared with a net loss of $756,873 for the nine months ended September 30, 2011. Net loss per common share was $0.03 and $0.03 for the nine months ended September 30, 2012 and 2011, respectively. Weighted average common shares outstanding for the nine months ended September 30, 2012 and 2011 were 30,157,081 and 26,851,432, respectively.

Liquidity and Capital Resources

Cash flows used in operations were $342,145 and $490,750, respectively, during the nine months ended September 30, 2012 and 2011. Cash flows used in operations during the nine months ended September 30, 2012 were primarily attributable to a net loss of $815,048 partially offset by an increase of notes payable discounts of $218,342, a decrease in accounts receivable and prepaid expense of $11,902 and $2,145, respectively, and increase in accounts payable and accrued liabilities of $57,449 and $19,104, respectively, and an increase in deferred revenue of $100,907. Cash flows used in operations during the nine months ended September 30, 2011 were primarily attributable to a net loss of $756,873, partially offset by the amortization of prepaid consulting expenses of $131,687, a decrease in accounts receivable of $74,556, and an increase in accounts payable of $33,317.

During the nine months ended September 30, 2012, we experienced minimal effect from investing activities as opposed to the nine months ended September 30, 2011 where we invested $52,152 in new software development and property and equipment.

Cash flows provided by financing activities were $351,564 and $557,743 for the nine months ended September 30, 2012 and 2011, respectively. These cash flows were provided primarily by net proceeds from related party notes of $113,171, proceeds from convertible notes of $75,000, proceeds from notes payable of $110,755 and net proceeds from shareholder loans of $50,000. Cash flows from financing activities for the nine months ended September 30, 2012 were offset by net cash inflow on accounts receivable financing of approximately $32,851. Cash flows provided by financing activities for the nine months ended September 30, 2011 were $557,743 and were primarily attributable to proceeds from the issuance of common stock and proceeds from shareholder loans of $280,000 and $250,000, respectively.

As of December 10, 2012, we had cash on hand of $15,282. During the nine month period ending September 30, 2012, we have increased our debt by approximately $348,926 in the form of notes payable of which $25,000 is due on demand and $323,926 is due in 12 months or less. If we are unable to generate revenues sufficient to support our operations we will require additional debt or equity financing to meet the working capital needs of the Company.

Our current level of operations will require additional capital to sustain operations through Q2 2013. Management has identified the need for additional financing of up to $360,000 in order to fund the programming of the software enhancements and the market rollout of the new software product and is currently exploring various equity and debt financing alternatives. There can be no assurance that these efforts will be successful. No significant amount of our trade payables has been unpaid within the stated trade term.  We are not subject to any unsatisfied judgments, liens or settlement obligations. In March 2012, the Company put in place a new private offering to raise up to $250,000 of which $135,000 has been raised. The offering is a combination of Original Issue Discount (OID) notes, convertible into the Company’s stock at $0.05 per share with warrant coverage of one warrant for every dollar invested based on the face value of the note at $0.10 per share with cashless exercise rights. The Company’s management and board of directors is monitoring the progress of this raise and will review the Company’s capital structure and working capital requirements in Q1 2013.

We expect to spend $25,000 in capital expenditures over the next 12 months. These capital expenditures will be allocated to computer equipment necessary to build out the software development infrastructure and for support of our professional services engagements.

New Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements included herein for discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding:

●	Liquidity; and
●	Capital Expenditures.

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy, plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Important factors that could cause actual results to differ from those in the forward-looking statements include failure to generate sufficient revenue, failure to raise capital and the condition of the capital markets. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the year ended December 31, 2011.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the design, operation, and effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  During the first quarter of 2012, management determined that there were material weaknesses involving the internal controls and procedures. In addition, during the third quarter of 2012, management took further steps to review and change internal controls. This included additional separation of responsibilities and a change in one of the key staff members responsible for timely production of key accounting workpapers necessary to produce this report. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were the failure of the Company to have sufficient financial and management resources to manage the production and filing of this report in a timely manner.

Based upon the evaluation performed by our management, including its Principal Executive Officer and Principal Financial Officer, and based on a review of remediation initiative undertaken, it was determined that, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures.

The Company’s New Management Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, in Q2 2012, we retained Mr. Adrian Goldfarb in a consultancy capacity to review and recommend to management a series of measures designed to improve the effectiveness of the Company’s internal controls.  Mr. Goldfarb has public company experience and knowledge of disclosure controls and implementation of such controls. Mr. Goldfarb was appointed on August 3, 2012 as the Company’s President and Chief Financial Officer with a mandate to manage the Company’s internal controls and procedures. Since his appointment, Mr. Goldfarb has undertaken a thorough review of the Company’s internal controls and procedures and has recommended a number of substantive changes, many of which have been implemented as of the filing of this report. He has taken steps to improve the accounting systems within the Company and has hired a new Controller. In addition, per Mr. Goldfarb’s recommendation, the board has appointed a new Audit Committee chairman with significant Public company reporting and auditing experience to assist him in effecting these changes as rapidly as possible.

Changes in Internal Control Over Financial Reporting

Although certain additional changes were made during the period of this report, including the replacement of accounting personnel, our Principal Executive Officer and Principal Financial Officer have determined that, going forward, there are no further changes in our internal control over financial reporting that or are reasonably likely to materially affect, our internal control over financial reporting.

(12)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. There have been no material changes to any pending legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index below which is incorporated herein.

(13)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Information Systems Associates, Inc.
Date: December 12, 2012	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: December 12, 2012	By:	/s/ Adrian Goldfarb
Adrian Goldfarb Chief Financial Officer

(14)

EXHIBIT INDEX

Exhibit	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Articles of Incorporation	SB-2	4/27/07	3.1
3.2	Articles of Amendment to Articles of Incorporation	SB-2	4/27/07	3.2
3.3	Bylaws	SB-2	4/27/07	3.4
10.1	Form of Subscription Agreement				Filed
10.2	Form of Original Discount Note				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished **
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***  Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of any of the exhibits referred to above will be furnished at no cost to shareholders who make a written request to Adrian Goldfarb, 819 SW Federal Highway, Suite 206, Stuart, Florida