Form 10-K/A
period 2011-12-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2013-04-01
CIK 1396536

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 402 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

The aggregate market value of the issuer’s Common Stock held by non-affiliates as of December 31, 2011 was $1,103,304.

Number of shares of common stock outstanding as of March 28, 2012: 28,766,084.

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

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K for the year ended December 31, 2011 to restate our consolidated balance sheet at December 31, 2011 and our consolidated statement of operations, consolidated statement of stockholders' deficit and consolidated statement of cash flows for the year ended December 31, 2011. On April 1, 2013 we concluded that the consolidated financial statements for the year ended December 31, 2011 appearing in our Annual Report on Form 10-K for year then ended as filed on March 31, 2011 could no longer be relied upon because of errors in the financial statements. Our management determined it was necessary to restate our financial statements to properly recognize compensation expense and interest expense. The net effect was a $327,524 increase in Net Loss due to $225,000 increase in compensation expense and $102,503 increase in interest expense.  The increase in compensation expense resulted from valuing the share price for shared based services provided by the Chief Operating Officer at $0.10.  The shares were valued based on contemporaneous sales to unrelated third party investors.  The increase in interest expense resulted from valuing detachable warrants that were issued with convertible debt and from the beneficial conversion feature value that was not previously valued. Please see Note 21 - Restatement contained in the notes to consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K/A which further describes the effect of this restatement.

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

The need for a better way to capture corporate IT asset information became evident to ISA’s management team. After reviewing the methods and technology in use at that time (1st Quarter 2006) for the purpose of data collection, it was decided within ISA to define a data collection process and subsequently to design and build a software solution capable of delivering quality data (output) through the use of programming techniques that incorporated many of the much needed features and capabilities, especially real time data validation. The result was that by year end of 2007 ON SITE PHYSICAL INVENTORY® (OSPI®) was available for resale.

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

•

Enterprise asset management – related solutions – ShowRack, Nlyte

•

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

PLAN OF OPERATION

Our major activity is around the sale of asset management software and services related to the software. We have recently:

•

Received a Trademark for DataCenterEasy®

•

Received a Trademark for EasyMobile®

•

Received a Trademark for EasyPortal®

•

Received a Copyright for OSPI®

•

Received a Trademark for ON SITE PHYSICAL INVENTORY®

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

Maintain and Enhance Our TechnologyBased on the relative pricing and functionality of our product and service offerings as compared with those of our competitors, we consider our service offerings to be competitive, however it is critical that we continue to maintain and enhance our approach to delivering technology solutions. It is our understanding that the current pricing for the services we provide is in some cases significantly less than that charged by the other solution vendors as it relates to our systems integration consulting services. Relative to data collection we believe that based on information received from prospects to which we have spoken that our data collection services are approximately 20% of the project implementation cost to the customer. In addition, because our solution is provided “ready to use” the time (cost) to implement the solution is also decreased which is a direct savings for the client.

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

Our Limited Operating History and Lack of Revenues Makes Evaluating Our Business and Prospects Difficult

While our competitors have operated software development companies for a significant period of time, we have only had limited operations and revenues since our inception in May of 1994. As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we show losses of $1,221,446, $808,773, and $1,009,195 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

•

Our operating results have varied on a quarterly basis in the past and may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

•

long sales cycles, which characterize our industry

•

implementation delays, which can affect payment and recognition of revenue;

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

Operating expenses for the years December 31, 2011 and 2010 were $1,682,108 and $1,790,546, respectively. In 2011 in addition to hiring a new Chief Operating Officer we hired several additional sale and maintenance personnel in comparison to only one new position in 2010. Our salaries and employee benefits increased 199% or $562,117 over 2010. This was due primarily to the hiring of 5 new employees. This increase in 2011 was offset by a decrease over 2010 professional fees and administrative and general expenses of 27.1% and 54.2%, respectively.

We had a net loss of $1,221,447 and $808,773 from continuing operations for the years ended December 31, 2011 and 2010, respectively. Although our operating expenses decreased  6% or $108,438 from 2010 to 2011, our revenues also decreased   42% or $435,752.

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

Current liabilities were $ 446,902 and $113,510 as of December 31, 2011 and 2010, respectively. During 2011, we increased our borrowing significantly. We incurred $115,127 in notes payable from factoring our account receivables. This borrowing was collateralized by our accounts receivable balance in the amount of $184,232. Two accredited investors loaned us $250,000 in the form of OID convertible notes payable. These convertible notes can be converted into common stock. We also borrowed $25,000 from our Chief Executive Officer.

IMPACT OF INFLATION

We believe that inflation has had a negligible effect on operations during the years ended December 31, 2011 and 2010. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations were $637,768 and $135,030 for the years ended December 31, 2011 and 2010, respectively. Cash flows used in operations in 2011 were primarily attributable to a net loss of $1,221,447 and an increase in accounts receivable of $91,339, which were partially offset by non-cash expenses for depreciation and common stock issued for services of $18,459 and $385,000, respectively. An increase in accounts payable of $71,041 also was a partial offset of our net loss for 2011. Cash flows used in operations in 2010 were primarily attributable to a net loss of $808,773 and a decrease in accounts payable of $60,709. This was partially offset by non-cash expenses of common stock issued for services of $527,313 and depreciation and amortization expenses of $156,309.

Cash flows used in investing activities were $51,671 for the year ended December 31, 2011 and were due primarily to investing in software development costs for our Version 3 of OSPI and purchases of new computer equipment and office equipment for our Las Vegas administrative sales office in the amounts of $36,022 and  $15,649 , respectively. For the year ended December 31, 2010, cash of $8,295 was provided from our investing activities due mainly from $10,000 received proceeds from the sale of stock of one of our service providers. This was offset by $1,705 in purchases of new equipment.

We incurred $115,127 in notes payable from factoring our account receivables. This borrowing was collateralized by our accounts receivable balance in the amount of $184,232. Two accredited investors loan us $250,000 in the form of convertible notes payable. These convertible notes can be converted into common stock. We also borrowed $25,000 from our Chief Executive Officer. Cash flows provided by financing activities were $620,101 and $176,014 for the years ended December 31, 2011 and 2010, respectively. Cash flows provided by financing activities in 2010 were funded by the proceeds from the sale of our stock in the amount of $160,000 and proceeds, net of our payments, from borrowing on our line of credit in the amount of $16,086.

Overall, we have funded our cash needs from inception through December 31, 2011 and 2010 with a series of debt and equity transactions.

At December 31, 2011, we had cash on hand of $988 and negative working capital of $222,745 while at December 31, 2010 we had cash on hand of $70,326 and a positive working capital of $166,518. Without an infusion in capital and an increase in sales, we may not be able to sustain our operations. We increased significantly our borrowings in 2011 and we will need to obtain additional capital through equity financing to sustain operations for the near future. During 2011, we were able to sustain our operation due to new borrowings of $390,127, of which $250,000 is convertible into our common stock, $115,1267 is collateralized by our accounts receivable, and $25,000 is a loan from the Chief Executive Officer. We also incurred $139,609 in accounts payable, the majority of which is unsecured credit card debt. We were also able to sell 3,800,000 shares of our common stock for cash proceeds of $230,000. Since a majority of our debt is of a current nature and if we do not increase our revenues, we will require a capital infusion of approximately $600,000 to sustain operations through year 2012. Modifications to our business plans may require additional capital for us to operate. For example, if we want to offer a greater number of products or increase our marketing efforts, we may need additional capital. Failure to raise capital may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not anticipate any material impact on the Company’s financial statements due to this update.

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

As discussed in Note 21 to the financial statements, the 2011 financial statements have been restated to correct a misstatement.

/s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Boca Raton, Florida

March 26, 2012 except for Notes 17, 18 and 21, as to which the date is March 21, 2013

1905 Wright Boulevard	20283 State Road 7, Suite 300
Schaumburg, IL 6019	Boca Raton, Florida 33498
Phone: 847.524.0800	Phone: 866.982.9874
Fax: 847.524.1655	Fax: 561.982.7985

INFORMATION SYSTEMS ASSOCIATES, INC.

BALANCE SHEETS

ASSETS

	As of December 31,
	2011	2010
	(As Restated – Note 21)
Current Assets
Cash and cash equivalents	$988	$70,326
Accounts receivable	184,232	92,893
Prepaid consulting	22,500	109,187
Prepaid expenses	16,437	7,622

Total Current Assets	224,157	280,028

Property and Equipment (net)	52,500	19,684

TOTAL ASSETS	$276,657	$299,712

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	139,610	$68,568
Notes payable - factoring	115,126
Note payable - line of credit	35,146	36,141
Note payable - insurance	4,174	3,204
Note payable - related party	25,000	—
Notes payable - convertible, net of discount $148,049 and $0, at December 31,2011 and 2010, respectively	126,951	—
Accrued expenses and other liabilities	896	2,405
Deferred revenue	—	3,192

Total Current Liabilities	446,903	113,510

Stockholders' Equity
Common stock-$.001 par value, 50,000,000 shares authorized, 28,666,084 and 22,266,084 issued and outstanding for 2011 and 2010, respectively	28,666	22,266
Additional paid in capital	3,639,812	2,781,213
Accumulated deficit	(3,838,724)	(2,617,277)

Total Stockholders' Equity	(170,246)	186,202

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$276,657	$299,712

The accompanying notes are an integral part of these financial statements

INFORMATION SYSTEM ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	2011	2010
	(As Restated – Note 21)
Revenue	$666,152	$1,070,704

Cost of Sales	62,597	31,397

Gross Profit	603,555	1,039,307

Operating Expenses
Administrative and general	395,917	543,044
Salaries and employee benefits	844,525	282,408
Professional	441,665	965,094
Total Operating Expenses	1,682,108	1,790,546

(Loss) Before Other Income (Expense)	(1,078,552)	(751,239)

Other Income (Expense)
Miscellaneous income	—	30
Interest expense	(142,498)	(10,217)
Loss on sale of investments	—	(47,347)
Loss on sale of property and equipment	(396)	—
Total Other Income (Expense)	(142,894)	(57,534)

(Loss) From Operations Before
Income Taxes	(1,221,446)	(808,773)

Provision for Income Taxes	—	—

Net (Loss)	(1,221,446)	(808,773)

Other Comprehensive (Loss)
Unrealized gain/(loss) on securities:
Arising during the year		13,399

Total other comprehensive (loss)	—	13,399

Comprehensive (Loss)	(1,221,446)	$(795,374)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.04)	$(0.04)
Weighted average common shares
outstanding	27,308,284	20,536,920

The accompanying notes are an integral part of these financial statements

INFORMATION SYSTEMS ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010
	(As Restated – Note 21)
Cash Flows from Operating Activities
Net (Loss)	(1,221,446)	$(808,773)
Adjustments to reconcile net (loss) to net
cash provided from operating activities:
Depreciation and amortization	18,459	156,309
Loss on sales of assets	396
Bad debt expense		2,625
Common stock for services	385,000	527,313
Amortization of prepaid consulting	86,687
Beneficial conversion feature	57,705
Discount for warrants issued with note payable	57,705
Original issue discount	11,541
Loss on sale of security	—	47,347
(Increase) decrease in:
Accounts receivable	(91,339)	(60,709)
Prepaid expenses	(8,815)	67
Increase (decrease) in:
Accounts payable	71,041	1,658
Accrued expenses and other liabilities	(1,509)	(2,180)
Deferred revenue	(3,192)	1,313

Net Cash (Used in) Operating Activities	(637,768)	(135,030)

Cash Flows from Investing Activities
Software development costs	(36,022)
Purchase of property and equipment	(15,649)	(1,705)
Proceeds from sale of assets	—
Proceeds from sale of investment		10,000

Net Cash (Used In)
Investing Activities	(51,671)	8,295

Cash Flows from Financing Activities
Proceeds from line of credit	18,704	19,000
Payments made on line of credit	(19,700)	(2,914)
Borrowings from note payable		7,559
Payments made on note payable		(7,631)
Net proceeds from insurance financing	970
Proceeds from accounts receivable financing	115,127
Proceeds from related party debt	25,000
Proceeds from convertible notes payable	250,000
Proceeds from issuance of stock	230,000	160,000

Net Cash Provided by Financing Activities	620,101	176,014

Net Change in Cash and Cash Equivalents	(69,338)	49,279

Cash and Cash Equivalents at Beginning of Period	70,326	21,047

Cash and Cash Equivalents at End of period	$988	$70,326

The accompanying notes are an integral part of these financial statements

INFORMATION SYSTEMS ASSOCIATES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Shares	Amount		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income Loss	Total

	Common Stock
	Shares	Amount
Balance, January 1, 2010	18,266,084	18,266	—		—	2,179,213	(1,808,504)	(13,399)	375,576

Issuance of stock for services	2,400,000	2,400	—		—	443,600	—	—	446,000

Proceeds from issuance of stock	1,600,000	1,600	—		—	158,400	—	—	160,000

Net (loss)	—	—	—		—	—	(808,773)	—	(808,773)

Comprehensive Income:
Unrealized gain on investment	—	—	—		—	—	—	13,399	13,399

Balance, December 31, 2010	22,266,084	$22,266	$—		$—	$2,781,212	$(2,617,278)	$—	$186,201

Issuance of stock for services	2,600,000	2,600	—		—	382,400	—	—	385,000

Proceeds from issuance of stock	3,800,000	3,800				226,200	—	—	230,000

Beneficial conversion feature – Conv NP						125,000			125,000
Detachable warrants issued with Conv NP						125,000			125,000
Net Loss	—	—	—		—	—	(1,221,446)		(1,221,446)

Balance, December (As Restated – Note 21)	28,666,084	$28,266	$—	$		$3,639,812	$(3,838,724)	$—	$(170,246)

The accompanying notes are an integral part of these financial statements

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

Restatement

We have restated our Financial Statements for the year ended 2011. See Note 21.

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net operating loss for the year ended December 31, 2011 of $1,221,446. The total accumulated deficit as of December 31, 2011 was $3,838,724. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CASH AND CASH EQUIVALENT

	2011	2010
Wachovia Bank (FDIC insured to $250,000)	$811	$70,149
Petty cash	177	177
Total cash and cash equivalent	$988	$70,326

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

NOTE 4 – PROPERTY AND EQUIPMENT

	2011	2010
Computer software (developed for internal use)	$36,022	$162,346
Computer software (purchased)	590	590
Web site development	10,072	10,072
Furniture, fixtures, and equipment	40,712	27,752
Leasehold improvements	1,664	—

	89,060	200,760
Less accumulated depreciation and amortization	(36,560)	181,076
Property and equipment (net)	$52,500	$19,684

Depreciation and amortization expense	$18,729	$156,309

NOTE 5 – COMPUTER SOFTWARE DEVELOPED FOR INTERNAL USE

Version 3 of the Company’s “On Site Physical Inventory” (OSPI) product is currently under development and has been released. The Company has capitalized the cost of the OSPI software using FASB Accounting Standards Codifications 350-40 “Internal Use Software” as follows:

	2011	2010
Development costs	$36,022	$297,603
Software license agreement – payments received	—	(135,257)
	36,022	162,346
Less: accumulated depreciation and amortization	9,005	162,346
	$27,017	$—

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

NOTE 6 – INVESTMENT (cont’d)

There were no securities available-for-sale securities at December 31, 2011 or 2010:

		December 31, 2010
	Cost	Market	Unrealized Gain/ (Loss)
Type of securities:

Common stock	$73,958	$60,559	$13,399

Total	$73,968	$60,559	$13,399

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

Deferred tax assets reflect the net tax effects of net operating losses and tax credit carry forwards and temporary differences between the carrying amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2011	2010
Net operating losses	$678,894	$449,935
Common stock for services	—	—
Capital loss carryover	10,496	10,496
Contributions	333	314
	689,723	460,745

Less: deferred tax liabilities	(1,772)	(24,932)
	687,951	435,813
Valuation allowance	(687,951)	(435,813)
Net tax asset	$—	$—

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

NOTE 9 – INCOME TAXES (cont’d)

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

The Company has the following net operating loss carryovers for income tax purposes:

Expiring 2026	$82,899
Expiring 2027	131,828
Expiring 2028	236,311
Expiring 2029	1,202,060
Expiring 2030	633,736
Expiring 2031	855,223
$3,142,057

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

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the periods ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Cash paid during the periods for interest and
income taxes:
Income taxes	$—	$—
Interest	$7,106	$3,743
Non-Cash Investing Activities:
Balance of consulting services for contributed capital	$109,187	$190,500
Acquisition of consulting services for
contributed capital	60,000	446,000
Consulting services prepaid for future months	(22,500)	(109,187)
Non-cash expense of consulting services for
contributed capital	$146,687	$527,313
Forgiveness of vendor invoices for stock held
As investment	$—	$16,611

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

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

NOTE 17 – NOTES PAYABLE – CONVERTIBLE

Notes Payable	Principal	Unamort Disc	Principal, Net of Discount	Principal	Unamort Disc	Principal, Net of Discount
Shareholder	$137,500	$(74,213)	$63,287	$—	$—	$—
Shareholder	1376,500	(73,836	$63,664	—	—	—
	$275,000	$(148,049	$126,951	$—	$—	$—

On July 15th, 2011 the Company received $125,000 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants.  The face value of the note is $137,500.  The $12,500 original issue discount is expensed as interest over the term of the note.  The convertible note payable is convertible into 1,375,000 shares of the Company’s common stock at a conversion rate of $0.10 per share.  The Company has valued the beneficial conversion feature attached to the note using the intrinsic method at $62,500.  The five-year warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.10 were valued at their relative fair value of $62,500 using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 277.10%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note.  The net value of the note at December 31, 2011 is $63,664.

On July 18th, 2011 the Company received $125,000 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants.  The face value of the note is $137,500.  The $12,500 original issue discount is expensed as interest over the term of the note.  The convertible note payable is convertible into 1,375,000 shares of the Company’s common stock at a conversion rate of $0.10 per share.  The Company has valued the beneficial conversion feature attached to the note using the intrinsic method at $62,500.  The five-year warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.10 were valued at their relative fair value of $62,500 using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 277.10%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note.  The net value of the note at December 31, 2011 is $63,287.

NOTE 18 – EQUITY TRANSACTIONS, WARRANTS AND OPTIONS

On December 31, 2011, the Company issued 500,000 shares of common stock at $0.05 per share or $25,000 to its Chief Operating Officer in payment for services for the three months ended December 31, 2011.  The shares were valued based on the quoted market price.

On July 14, 2011, the Company issued 250,000 shares of common stock to one accredited investor in exchange for $25,000.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

NOTE 18 – EQUITY TRANSACTIONS, WARRANTS AND OPTIONS (cont’d)

On July 1, 2011, the Company issued 500,000 shares of common stock valued at $0.10 per share or $50,000 to its Chief Operating Officer in payment for services for the three months ended September 30, 2011.  The shares were valued based on contemporaneous sales to unrelated third party investors.

In June 7, 2011, the Company issued 200,000 shares of common stock to its two independent directors in payment of director fees for the coming year. The shares were value at $0.10 per share based upon the market value of the Company’s common stock on the date of the grant.

In May 16, 2011, the Company issued 500,000 shares of common stock to three accredited investors in exchange for $50,000.

In May 27, 2011, the Company issued 100,000 shares of common stock in connection with a one year financial communications agreement. The shares were valued at $0.10 per share based upon the market value of the Company’s common stock on the date of the grant.

On April 2, 2011, the Company issued 300,000 shares of common stock in connection with a one year investor relations agreement. The shares were valued at $0.10 per share based upon the market value of the Company’s common stock on the date of the grant.

On April 1, 2011, the Company issued 500,000 shares of common stock valued at $0.10 per share or $50,000 to its Chief Operating Officer in payment for services for the three months ended September 30, 2011.  The shares were valued based on contemporaneous sales to unrelated third party investors.

In January 7, 2011, the Company issued 50,000 shares of common stock in exchange for $5,000 in a private placement with an accredited investor.

In January 7, 2011, the Company issued 3,000,000 shares of common stock for cash at $0.05 per share in exchange for $ 150,000 in a private placement with its new director and Chief Operating Officer.  Since the fair value of the shares was $0.10 per share based on contemporaneous sales to third parties, the difference of $.05 per share was recorded as compensation expense of $150,000. In addition, the Chief Operating Officer was granted 500,000 shares of common stock valued at $0.10 per share or $50,000 in lieu of salary for the three months ended March 31, 2011. The shares were valued based on contemporaneous sales to unrelated third party investors.

In May 14, 2010, the Company issued 200,000 shares of restricted common stock to two directors. The stock will vest in May 2011. Shares were valued at the current market price of $.20 per share.

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

NOTE 18 – EQUITY TRANSACTIONS, WARRANTS AND OPTIONS (cont’d)

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

1,000,000 share option to acquire shares at $2.00 per share expiring on 8/01/11

1,000,000 share option to acquire shares at $3.00 per share expiring on 8/01/11

1,000,000 share option to acquire shares at $4.00 per share expiring on 8/01/11

1,000,000 share option to acquire shares at $5.00 per share expiring on 8/01/11

To determine the valuation of the options, FASB Accounting Standards Codification 718, “Compensation – Stock Compensation” requires a valuation technique to estimate the fair value of the options issued. The Black-Sholes Model incorporates the various characteristics for proper valuation. Using the Black-Sholes model, the Company assessed the value of the outstanding options at December 31, 2011. The Company determined that due to the lack of a marketability of the Company’s stock, no adjustments were deemed materials to the financial statements. As of December 31, 2011, there were no options outstanding and 3,300,000 warrants outstanding.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

Following is a summary of the status of options & warrants outstanding as of December 31, 2011 and 2010 respectively:

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	15,000,000	$3.00	15,000,000	$3.00
Granted	3,300,000	$0.14		—
Exercised	—	—		—
Forfeited	—	—		—
Expired	15,000,000	$3.00		—
Outstanding at end of period	3,300,000	$0.14	15,000,000	$3.00
Exercisable at end of period	3,300,000	$0.14	15,000,000	$3.00
Outstanding
Weighted average remaining contractual term		$0.14		$3.00
Exercisable		—		—
Aggregated intrinsic value		—		—
Weighted average grant date fair value		$0.14		$0.59
Aggregated intrinsic value		—		—

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

NOTE 21 – RESTATEMENT

We have restated our financial statements for the year ended 2011  The net effect is a $327,524 decrease in Net Income due to $225,000 increase in compensation expense and $102,503 increase in interest expense.  The increase in compensation expense resulted from valuing the share price for shared based services provided by the COO at $0.10.  The shares were valued based on contemporaneous sales to unrelated third party investors.  The increase in interest expense resulted from valuing detachable warrants that were issued with convertible debt and from the beneficial conversion feature value that was not previously valued.  The following Tables show the Balance Sheet and Income Statement effect.

BALANCE SHEET

	Restatement	Originally Filed	Net Effect
ASSETS
Current Assets
Cash and cash equivalents	$988	$988
Accounts receivable	184,232	184,232
Prepaid consulting	22,500	22,500
Prepaid expenses	16,437	16,437
Total Current Assets	224,157	224,157

Property and Equipment (net)	52,500	52,500

TOTAL ASSETS	$276,657	$276,657	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$139,609	$139,609
Notes payable - related party	25,000	25,000
Notes payable (Convertible), net	126,951	274,427	(147,476)
Note payable - factoring	115,127	115,126
Loans payable - insurance	4,174	4,174
Line of credit	35,146	35,146
Accrued interest	896	896
Total Current Liabilities	446,902	594,378	(147,476)

Stockholders' Equity (Deficit)

Common stock-$.001 par value, 50,000,000 shares authorized,	28,666	28,666
Additional paid in capital	3,639,812	3,164,813	475,000
Accumulated deficit	(3,838,724)	(3,511,200)	(327,524)
Total Stockholders' Equity (Deficit)	(170,245)	(317,722)	147,476

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$276,657	$276,657	$—

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2011 AND 2010

NOTE 21 – RESTATEMENT (cont’d)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

	Restatement	Originally Filed	Net Effect

Revenue	$666,152	$666,152	(0)
Cost of Sales	62,597	62,597	0
Gross Profit	603,555	603,555	(0)

Operating Expenses
Administrative and general	395,917	395,917	0
Salaries and employee benefits	844,526	619,526	225,000
Professional fees	441,665	441,665	0
Total Operating Expenses	1,682,108	1,457,108	225,000

(Loss) Before Other Income (Expense)	(1,078,553)	(853,553)	(225,000)

Other Income (Expense)
Other income (expense)	—	21	(21)
Interest expense	(142,498)	(39,995)	(102,503)
Loss on sale of property & equipment	(396)	(396)	0
Total Other Income (Expense)	(142,894)	(40,370)	(102,524)

(Loss) from operations before income taxes	(1,221,447)	(893,923)	(327,524)

Provision for Income Taxes	—	—

Net (Loss)	(1,221,447)	(893,923)	(327,524)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.04)	$(0.03)	$(0.01)

Weighted average common shares outstanding	27,308,284	27,308,284	27,308,284

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report based on that criteria.

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

Changes in Internal Control over Financial Reporting.

Our management and Audit Committee have assessed the underlying internal control deficiency giving rise to the restatement and determined we had insufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles.  To correct this deficiency we have hired personnel experienced in financial reporting for public companies. Management is committed to instilling strong control policies and procedures and ensuring that the company is committed to accuracy and completeness in all financial reporting.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Article III, of our Bylaws provides that the first Board of Directors and all subsequent Boards of the Corporation shall consist of (Joseph P Coschera), unless and until otherwise determined by vote of a majority of the entire Board of Directors. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. The term of each of the agreements is one year renewable at the end of each period by mutual agreement.

We have entered into employment agreements with our executive officers (Joseph P. Coschera and Loire A. Lucas).

Name	Age	Position
Joseph Coschera	64	CEO and Director
Loire Lucas	54	Vice President and Director
Adrian Goldfarb	54	Director
Mike Reisert	54	Director
Gary Aron	52	Director

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

———————

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

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC, ("Lake") for our audit of the annual financial statements for the years ended December 31, 2011, 2010 and 2009. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31,	2011		2010		2009
	Lake		Lake		Lake
Audit Fees (1)	$20,750	(2)	$20,750	(2)	$20,750	(2)
Audit-Related Fees (3)	—		—		—
Tax Fees (4)	—		—		—
All Other Fees (5)	—		—		—
Total Accounting fees and Services	$20,750		$20,750		$20,750

———————

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

The amounts shown for Lake in 2011, 2010 and 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2011, 2010 and 2009, and (ii) the review of the financial statements included in our filings on Form 10-K and Form 10-Q.

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

INFORMATION SYSTEMS ASSOCIATES, INC.

Date: April 1, 2013	By:	/s/ Joseph P. Coschera
Joseph P. Coschera
CEO and Director

Date: April 1, 2013	By:	/s/ Adrian Goldfarb
Adrian Goldfarb
Director

Date: April 1, 2013	By:	/s/ J. Michael Reisert
J. Michael Reisert
Director

Date: April 1, 2013	By:	/s/ Loire Lucas
Loire Lucas
VP and Director

Date: April 1, 2013	By:	/s/ Gary Aron
Gary Aron
Director