Form 10-K
period 2012-12-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2013-04-01
CIK 1396536

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2012

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Transition Period from ___ to ___

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

819 S.W. Federal Highway, Suite 206, Stuart, Florida 34994

(Address of principal executive offices)

(772) 403-2992

(Issuer's telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 402 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark if the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the closing price of the common stock of $0.04 as reported by the OTC Bulletin Board on June 30, 2012 was $1,223,977.

Number of shares of common stock outstanding as of April 1, 2013 was 30,599,417

PART I

ITEM 1. BUSINESS.

BUSINESS OVERVIEW

Information Systems Associates, Inc. (“ISA”) was incorporated in 1994 and for almost 20 years has been focused on offering professional services and software solutions that allow companies to track and manage assets with a focus on equipment maintained in corporate data centers. As part of the Company’s core competency, the founder identified a need for a better way to capture corporate IT asset information. ISA defined a patented data collection process (see Intellectual Property) and subsequently went on to design and build a software solution capable of delivering quality data with real-time data validation. In 2007 the Company released its ON SITE PHYSICAL INVENTORY® (“OSPI®”) solution that could be used by both ISA’s clients and Professional Services consultants.

Since 2008, ISA has been implementing the OSPI software solution within Fortune 500 organizations as well as providing data collection, auditing and training to its clients. On an ongoing basis, ISA provides additional consulting services including advice regarding their client’s business and technical processes. The Company has updated its software since its introduction and continues to make improvements based on input from its clients, consultants and support personnel.

Our customer list includes a number of leading organizations, such as AT&T, GE, Verizon, PG&E, Chevron and Johnson & Johnson.

INDUSTRY BACKGROUND AND OVERVIEW

The market sector that ISA competes in is within the Information Technology, Systems Management discipline. A major category of the IT Systems Management discipline is asset management which covers a broad range of offerings related to the management of IT assets (both technology and infrastructure). Data center asset management software has existed for more than 30 years, initially through computerized maintenance management systems, and more recently including more comprehensive and robust enterprise asset management and resource planning solutions. The early computerized maintenance management systems automated daily management of assets, while enterprise resource planning solutions consolidate basic asset information with financial information at the corporate level.

Enterprise asset management solutions encompass elements of both, serving as the next evolution of computerized maintenance management system solutions by bridging the gap between asset management and corporate-level planning and tracking requirements. This evolution is now referred to as Data Center Infrastructure Management (“DCIM”). According to Gartner Group, DCIM is a collection of tools capable of monitoring, managing and/or controlling major data center assets and resources including:

•

IT infrastructure — such as servers, storage and networking

•

Facilities infrastructure — such as power, cooling and space

DCIM tools are data-center-specific rather than general building tools (that is, DCIM tools do not include general-purpose building management systems). DCIM capabilities can be delivered as software, as a combination hardware and software solution, or as a service. ISA’s focus is on providing a specialized technology solution (including software and hardware) and services that operates as a part of a larger DCIM strategy that a company might implement.

The key value proposition for enterprise asset management solutions that work within a DCIM implementation is that they can provide a quick and quantifiable return on investment and return on assets. Cost and productivity improvements can immediately and measurably benefit organizations, and thus are highly desirable to potential customers, particularly in difficult economic times where the focus is increasingly bottom line oriented.

Available market data suggests an increasing interest in and adoption of DCIM tools over the next five years, with an accelerating trend through 2016. At a recent Gartner's U.S. Data Center Conference 25% of attendees polled stated that they already have DCIM tools in place, and more than 60% said they will deploy these tools within the next two years. ISA’s strength in exploiting the DCIM market comes from our in-depth understanding of how data centers are evolving especially with rapid growth in demand for computing power and associated communications driven by the latest trends in Social Networking, Search and online applications. ISA intends to exploit this growth by continuing to enhance its product offerings that complement and enhance their client’s DCIM implementations.

INTELLECTUAL PROPERTY

On July 6, 2010, the US Patent and Trademark Office issued a technology process patent to ISA for its software and methodologies. The patent is a process whereby ISA supplies an on-site server with a database and an on-site handheld computer/scanner for:

1.

Comparing and updating location input in the server database through the handheld computer/scanner at the site of physical assets being inventoried.

2.

Adding racks and rows of racks and inputting the location of the racks into the handheld computer/scanner.

3.

Specifying the location of power supplies and the type of power supplies.

4.

Designating rack unit positions and selecting manufacturer/model numbers for rack mounted devices.

5.

Entering specifications of rack mounted devices, and inputting floor mounted devices into the handheld computer/scanner.

6.

Defining floor mounted devices’ power connections and updating the handheld computer/scanner.

The patent awarded to ISA solidifies the Company’s reputation in this specialized area and provides a solid foundation for the Company to add new software enhancements and services to its portfolio.

BUSINESS UNITS

In the second half of 2012, the Company reorganized its portfolio of offerings into three distinct business areas:

•

Enterprise Software Licensing with optional hardware sales,

•

Professional Services (consulting & auditing) and

•

Customer Service (training & maintenance/support).

The goal for restructuring in this manner is to allow management and the Board of Directors (the “Board”) to carefully measure progress and quickly identify which strategies are working and which need further attention or re-direction. The organization is now set up to efficiently deliver our products and services and provide a seamless support experience for our clients.

BUSINESS CYCLES

Since many of our customers are large organizations or quasi-governmental entities, we have experienced increasingly longer sales and collection cycles. Beginning in 2011, we began factoring some of our accounts receivables with a third party whereby we receive 80% of the accounts receivable balance when funded and the remainder of the accounts receivable when collected. We also pay a fee at funding of 3%. The cost of this service is offset with the fact that we require less working capital in the short term to expand the business and also save the cost for staff to “chase” accounts receivable.

CUSTOMERS

We provide our solutions to customers in a variety of industries, including: healthcare, public authorities, manufacturing, retail, telecommunications and financial services sectors. Our services are not industry specific and therefore are not limited by industry.

The services provided vary depending upon the needs of the customer and the solution concerned. We collect service fees for implementation and training, and support and maintenance fees. The criteria used to select the customers listed in the business section and other sections of this document are based on their prominence within their industry. We do not list companies based upon any specific amount of revenue derived or whether or not they are currently active clients, but rather we have selected these clients based upon the scope of the consulting engagement. This approach provides us with clients from various industries as this sometimes becomes crucial to a prospect in their vendor selection process. Because of the ongoing nature of asset management with data centers, our clients tend to be very long term as they migrate through the cycle of solution implementation, data collection, auditing and software support.

Revenue for select clients during fiscal year 2012:

Avocent Huntsville

$315,099

AssestVue

$113,559

Rackwise

$  94,188

Revenue for select clients during fiscal year 2011:

Avocent Huntsville

$212,239

Chevron

$181,622

SALES AND MARKETING

We previously marketed our services primarily through referrals from companies with whom ISA had either a reseller’s agreement in place, are authorized to provide consulting service to their client’s, or both.

Potential customers were identified through direct contact, responses to requests for information, attendance at trade shows and through industry contacts. We principally focused on professionals and ongoing lead generation through our partner relationships and their Valued Added Reseller program referrals.

We use reference customers to assist us in our marketing efforts, both through direct contact with potential customers and through site branding and case studies. We also rely on our co-marketing partners to assist in our marketing efforts.

In January 2011, the Company hired sales and marketing representatives to pursue potential customers and channel distribution relationships. Due to the lack of revenue growth during 2011, the Company made the decision to close the Las Vegas sales office and all of the staff was terminated. As a part of an overall restructuring, the Company chose to focus its primary sales efforts in 2012 through senior management in concert with ISA’s partners and resellers. The Company is re-evaluating its sales strategy in 2013 and beyond to determine the most cost effective manner in which to market its offerings.

TECHNOLOGY PLATFORM

ISA has sought out and identified those solutions that are based upon proven technology platforms and contain the desired functionality to meet or exceed its client’s expectations.

Our partners technology platforms are based on Microsoft core applications, including the Windows operating system and a relational database, all residing on scalable server hardware.

This platform is widely accepted within commercial business and government entities worldwide.

RESEARCH AND DEVELOPMENT

Our initial software development was aimed at defining the core functionality elements of our software application OSPI®, the features and functionality of the follow-up releases, the development of new software components, and the integration of superior third party technology into our environment. The strategic alliance with Rubicon Software based in the UK allowed us to rewrite OSPI®, version 2, on budget and within the prescribed time frame. OSPI®, version 2 became available December 1, 2009.

During 2011, the management team began a project to significantly enhance the OSPI software with the objective of making the software more commercially robust and also adding features and functions that were indicated as desirable from input by ISA’s clients. The original developers did the initial scoping and in 2012 the management team elected to bring development in house as it was viewed that software sales were going to be an increasingly larger component of the overall solution. ISA is currently building its in-house development team who are now working on adding the functionality required for ISA to address the growing market for DCIM solutions that is anticipated over the next 3 – 5 years.

COMPETITION

According to Gartner Group, there are almost 70 providers of solutions and services that claim to compete in the space broadly defined as asset management/DCIM. These range from high cost integrated platforms down to niche solution providers aimed at one part of the market. The belief is that although some vendors are working towards a fully integrated approach, no one vendor has achieved dominance yet. It is within this context that ISA has taken the approach of offering its solutions directly where it can directly answer all of a client’s requirements or through a partner where a larger solution is required. Since ISA has patented the data collection process through OSPI, it is expected that we will grow our business naturally through this partnering approach. We also believe that our pricing will be stable since we are competing on offering needed functionality and value added services rather than low price.

Competition in this market space can be divided into 5 broad categories or vendor groups:

1.

Mainstream IT

2.

Electrical Systems

3.

Mainstream DCIM

4.

Logical Product Extensions

5.

New Business Models

ISA competes or co-operates with partners in all 5 areas by offering products and services within those categories. As our offerings become more functionally rich and more able to offer additional benefits we believe that we will sell more solutions directly to our clients although our partners will continue to be a focus for us in the medium term.

SPECIFIC AREAS OF COMPETITION

To become more competitive, we are making investments in new product development and improve our market visibility. While this is being implemented we will continue to offer as a value added reseller, those solutions that work with our offerings to provide a complete solution to a customer’s requirements. We will continue to face competition from smaller vendors of asset management solutions and other services companies. In addition, we face competition from organizations that use in-house developers to develop solutions for certain elements of the asset management.

Data Collection

The data collection services field has been in existence for many years. There are many vendors in this space today that are using techniques that employ the use of text based list or a formatted spread sheet. The key benefit of the ISA approach is that the data exported (extracted) from our data collection application has been validated and is available immediately to be imported into the client’s data center asset management solution. This saves a significant amount of time in researching errors that are uncovered by the application at the time of the data import thus providing our clients with significant efficiencies and cost savings.

ISA considers data collection and the software it has developed to perform these services, to be one of the two areas of focus for our business. It is the intent of ISA management to promote the software as the practical solution to the specific problems encountered during the data collection process for IT (Information Technology) assets.

ISA competes for business on the recommendations of the software vendors for whose product solutions our data collection software is compatible. At the present time, OSPI® is compatible with two vendor’s solution; VISTA600 by Avocent Huntsville Corp. (formally Aperture Technologies Inc.) and RACKWISE DCM by Visual Network Design. ISA believes that its current pricing structure combined with the extensive number of data validation processes included in its product make it very competitive. The vast majority of data collection services in existence are focused on the retail industry. Of the competitors that we have been able to identify, our research has not produced any information that would lead us to believe that the competitors can provide the same level of quality services that ISA is capable of delivering with its software solution.

PLAN OF OPERATION

During 2012, the Company began a number of initiatives to put the company back on the path toward revenue growth and attaining profitability. During 2011, the Company under the direction of its then Chief Operating Officer put in place a number of programs to develop the Company’s software offerings and increase its sales reach. Ultimately, these programs were not successful and resulted in a decline in revenues in conjunction with a large increase in expenses. After the departure of the COO in late 2011, the Board under the direction of the CEO asked an existing Board member, Adrian Goldfarb, who has considerable turnaround experience with small private and public companies to oversee the direction and management of the Company. Operating as President and interim-CFO, the following plans and actions were taken:

•

Dismissal of the remaining members of the sales force and closure of the Las Vegas office

•

Termination of the contract with Rubicon software and implementation of an in-house development team

•

Addressed weaknesses with the Company’s internal processes and financial reporting.

•

Instituted a product development road map and hire in-house resources to build and maintain new products.

•

Addressed issues with gross margins on some of our offerings.

Our business strategy is to focus on growing our software and customer services businesses. Our target market is expected to grow to more than $1.7 billion by 2016. We will focus on growing at the same rate as the market and expanding our customer base both in numbers of customers and average revenue per customer as our offerings deliver greater value. In particular, our strategy is comprised of the following key components:

ENTERPRISE SOFTWARE

ISA has traditionally operated primarily as a services company. Since 2008, however, it has been offering its OSPI solution for sale to its clients and industry partners. The partners have typically used the OSPI solutions to bolster their own offerings, and ISA has invested some of its development resources in maintaining compatibility with new releases of its partners’ software.

Earlier versions of OSPI were developed with a primary focus on improving the efficiency of ISA’s Professional Services consultants in collecting and auditing data. During 2012, the decision was taken to improve the overall offering by adding certain enhancements for compatibility with other vendors DCIMs or enabling the software to be used as a standalone offering in certain smaller data centers. As a consequence of this decision, ISA ended its contractor arrangements with Rubicon Software in the UK who had previously been engaged to build new versions and provide product support as necessary. In their place the Company engaged an in-house consultant who took on the task of completing some overdue product enhancements and in redesigning the architecture to allow for the addition of new features, functions and improved usability. This work is ongoing and is expected to be released sometime later in 2013.

PROFESSIONAL SERVICES

ISA through its extensive knowledge and experience in asset management systems within large data centers has developed a process and methodology for its clients to use in implementing these systems whether using ISA developed software or that of a third party. This methodology can be divided into the following logical steps:

Consulting

A significant number of our customers start by requesting our advice regarding their business and technical processes, often in conjunction with a scoping exercise conducted both before and after the execution of a contract. This advice can relate to the selection of a DCIM or facilities management software system, assisting in the development of technical specifications, and recommendations regarding internal workflow activities.

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

Data Collection and Auditing

Once a client has implemented a system or already has a system in place. ISA’s professional services teams are then used to undertake data collection and auditing. The professional services team consists of a team leader and 4 – 7 consultants. Using ISA’s patented process and software, the services team engages with the client to collect all of the data pertaining to installed assets and document those either through the ISA reporting tools or in conjunction with the client’s DCIM system.

This service is very high value as it is often used to confirm the correct counting and reporting of installed devices and identify incorrectly identified or even missing assets. The client’s value many times comes from future audits which can identify underutilized assets which can either be reassigned or decommissioned. ISA’s process and technology has also been used to audit other vendor’s data collection activities. ISA agrees with the client in advance a minimum error rate on collecting data and measures this through the Quality Assurance process. The quality assurance is overseen by the team leader and/or a senior member of the professional services team.

CUSTOMER SUPPORT

Once a solution is implemented, ISA’s customer support team takes over the handling of the client ensuring that they get the maximum value from their investment in the system. This is assured through two key services offered:

1.

Implementation and Training

Upon completion of implementation (and often during implementation), we train customer personnel to utilize the chosen solutions. Training can be conducted in one-on-one or group situations. We also conduct “train the trainer” sessions.

2.

Maintenance and Support

We provide regular software upgrades and ongoing support to our customers for our software solution.

We have been providing consulting, customization and implementation, training, maintenance and support services to our customers since 1994.

COMPLEMENTARY GROWTH AREAS

In addition to our focus on business through our three business units, management continues to work closely with other companies to allow for participation in additional opportunities. Specifically:

Other Partner Relationships

In addition to the sale of our core solutions and services, we maintain marketing or co-marketing agreements with companies that offer services that are complementary to our offerings. In some cases our marketing partner markets our solutions to its customers and prospects and can earn a referral fee. At the present time, we have two marketing partners.

Acquisitions

We plan to expand by seeking technologies, products, and services that complement our existing business. If appropriate opportunities are available, we may acquire businesses, technologies or products or enter into strategic relationships that may further diversify revenue sources and product offerings, expand our customer base or enhance our technology platform.

Employees

As of March 31, 2013, we had 4 full-time employees and 1 part-time employees. None of our employees are subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. Presently, we are renting an office located at 819 S.W. Federal Highway, Suite 206, Stuart, Florida 34994. We occupy 1,352 square feet. This space is adequate for our present and our planned future operations. We pay approximately $1,920 per month in rent for use of this space.

ITEM 3. LEGAL PROCEEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. There have been no updates beyond what has previously been reported.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board, under the symbol “IOSA”.

The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the Bulletin Board. The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Stock Prices	2012				2011
	31-Dec	30-Sep	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar

High	$0.02	$0.05	$0.04	$0.07	$0.05	$0.08	$0.10	$0.12
Low	$0.02	$0.05	$0.04	$0.07	$0.05	$0.08	$0.10	$0.12

Dividend Policy

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR COMPANY

We were incorporated in Florida on May 31, 1994 to engage in the business of developing software for the financial and asset management industries. We are currently engaged and plan to continue in the sale of asset management software for corporate information technology data centers and networks. ISA is a "solution provider" positioned to develop and deliver comprehensive asset management systems large data center assets.

We deliver turnkey software and service solutions that give large corporations control of their IT assets. Our mobile asset solution addresses data center equipment inventory, space utilization, power and connectivity management.

In conjunction with our data center asset management solutions, ISA also offers state of the art asset data collection and audit services focusing on the enterprise IT infrastructure. The data collection and audit services are based on our solution OSPI® which provides mobile data center asset management on a handheld device. It dramatically reduces the time and effort spent managing changes to the data center or performing asset inventories while greatly improving the accuracy of asset management data. It is the only mobile asset management system purposely built for use in the data center. It puts a full mobile solution within the data center manager's control, allowing data to be managed while in the data center at the time and place changes occur.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements included in this report.

Year ended December 31, 2012 compared to December 31, 2011

Revenues

Gross revenues were $617,188 and $666,152 for the years ended December 31, 2012 and 2011, respectively. The revenues decreased slightly for 2012 due to a decrease in professional services revenue, software licensing revenue and customer service revenue by $19,639, $28,609, and $717 respectively.

Cost of Sales

Costs of sales were $389,146 and $436,874 for the years ended December 31, 2012 and 2011, respectively. The decrease in 2012 cost of sales is due primarily to a decrease in professional services cost and customer services cost of $83,287 and $10,659, respectively, partially offset by an increase in software licensing costs of $46,218.

Operating Expenses

Operating expenses for the years ended December 31, 2012 were $804,770 as compared to $1,303,513 for the years ended December 31, 2011. The decrease resulted from a decrease in administrative and general expenses of $68,473, salaries and employee benefits of $353,854 and professional fees of $76,416.

Loss before other Income (Expense)

We had a loss from operations of $576,727 for the year ended December 31, 2012 as compared to a loss of $1,074,235 for the year ended December 31, 2011. The decrease in the loss resulted from approximately a 38% decrease in operating expenses.

Other Income (Expense)

Interest Expense

Interest expense was $273,847 for the year ended December 31, 2012 as compared to interest expense of $142,498 for the year ended December 31, 2011. This significant increase in interest expense resulted from the amortization of interest expense associated with original issue discount notes, the beneficial conversion feature and warrants issued associated with our convertible notes. Over the same period we have increased our current liabilities, excluding accounts payable, from approximately $307,293 for the year ended December 31, 2011 to $493,580 for the year ended December 31, 2012.

Factor Fees

Factoring fees were $14,421 for the year ended December 31, 2012 as compared to factoring fees of $4,317 for the year ended December 31, 2011. The Company began factoring invoices in December 2011. In 2012, invoices were factored the entire year, resulting in a significant increase in factoring fees for 2012.

Net Loss

Net loss for the year ended December 31, 2012 was $864,995 as compared with a net loss of $1,221,446 for the year ended December 31, 2011. Loss before other income (expense) decreased by $497,509, partially offset by an increase in other expense of $141,058, due to interest on additional borrowing. Net loss per common share was $0.03 and $0.04 for the years ended December 31, 2012 and 2011, respectively. Weighted average common shares outstanding for the years ended December 31, 2012 and 2011 were 30,268,270 and 27,308,284, respectively.

Liquidity and Capital Resources

Cash flows used in operations was $169,750 and $637,768, respectively, during the years ended December 31, 2012 and 2011. Cash flows used in operations during the years ended December 31, 2012 were primarily attributable to a net loss of $864,995 offset by depreciation and amortization expense, amortization of beneficial conversion value and warrant discounts, common stock issued for service and options issued for services of $98,185, $217,972, $10,000, and $4,000, respectively and a decrease in accounts receivable of $148,524 and an increase in accounts payable, accrued expenses and deferred revenue and accrued interest of $41,813, $125,694 and $38,445, $10,612, respectively. Cash flows used in operations during the year ended December 31, 2011 were primarily attributable to a net loss of $1,221,446 and an increase in accounts receivable of $91,339, partially offset by depreciation and net amortization expense of $107,871, common stock issued for services of $385,000, amortization of beneficial conversion value and warrant discounts of $115,410, and an increase in accounts payable of $71,041.

During the year ended December 31, 2012, we experienced no effect from investing activities as opposed to the year ended December 31, 2011 where we invested $51,671 in new software development and property and equipment.

Cash flows provided by financing activities were $168,762 for the year ended December 31, 2012. These cash flows were provided primarily by net proceeds from related party and shareholder notes of $263,330, net proceeds from line of credit of $1,883 and an overdraft of $3,880; offset by insurance premium repayment of $9,792 and net proceeds from factors, net of repayments of $90,539. Cash flows provided by financing activities for the months ended December 31, 2011 were $620,101 and were primarily attributable to proceeds from the issuance of common stock in the amount of $230,000, proceeds from shareholder and related party loans of $275,000 and proceeds from factor, net of repayments of $115,126; offset by net repayments of line of credit of $995.

As of March 31, 2013 we had cash on hand of $879. If we are unable to generate revenues sufficient to support our operations we will require additional debt or equity financing to meet the working capital needs of the Company. Management has arranged with a related party for working capital up to $100,000 to finance on-going projects. Our management will also be engaging in discussions with the capital markets to raise additional funds for expansion including software development and marketing.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 104, "Revenue Recognition" and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605-25 which addresses Revenue Recognition for the software industry. The general criteria for revenue recognition under ASC 985-605 for our Company which sells software licenses which do not require any significant modification or customization is that revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

The Company generates revenue from three sources: (1) professional Services (consulting & auditing); (2) software licensing with optional hardware sales; and (3) customer service (training & maintenance/support).

For sales arrangements that do not involve multiple elements:

(1)

Revenues for professional services, which are of a short term duration, are recognized when services arecompleted,

(2)

Through December 31, 2012 software license sales have been one time sales of a perpetual license to useour software product and the customer also has the option to purchase third party manufactured handheld devices from us if they purchase our software license. Accordingly the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer

(3)

Training sales are one time upfront short term training sessions and are recognized after the service has been performed.

(4)

Maintenance/support is an optional product sold to our software license customers under one yearcontracts. Accordingly, maintenance payments received upfront are deferred and recognized over the contract term.

Arrangements with customers may involve multiple elements of the above sources. Training and maintenance on software products will generally occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product.

Each element is accounted for separately when each element has value to the customer on a stand-alone basis and there is Company specific objective evidence of selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price for the items when sold separately. Once the selling price is allocated, the revenue for each element is recognized using the general and specific criteria under GAAP as discussed above for elements sold in non-multiple element arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting. The Company sells it various services and software and hardware products at established prices on a standalone basis which provides Company specific objective evidence of selling price for purposes of multiple element relative selling price allocation. All elements in multiple element arrangements with Company customers qualify as separate units of account for revenue recognition purposes.

Accounts Receivable and Factoring

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collections on the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

The Company accounts for the sale of our accounts receivable to a third party in accordance with ASC 860-10-40-5 “Transfers and Servicing”. ASC 860-10 requires that several conditions be met in order to present the sale of accounts receivable net of related debt in the asset section of our balance sheet. Even though we have isolated the transferred (sold) assets and we have the legal right to transfer our assets (accounts receivable) we do not meet the third test of effective control since our accounts receivable sales agreement requires us to be liable in the event of default by one of our customers. Because we do not meet all three conditions, we do not qualify for sale treatment and our debt incurred with respect to the sale of our accounts receivable is presented as a liability on our balance sheet. The effect of this materially impacts our financial statements by increasing debt at December 31, 2012 and 2011 to $24,587 and $115,526, respectively.

Long-Lived Assets

The Company evaluated the recoverability of its property, equipment, and other assets in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No asset impairment occurred during the years ended December 31, 2012 and 2011.

Software Development Costs

Internal Use Software

The Company accounts for costs incurred to develop or purchase computer software for internal use in accordance with FASB ASC 350-40 “Internal-Use Software” or ASC 350-50 "Website Costs". As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing.

Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of one to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Software to be sold or leased

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985-20 Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market and capitalization ceases after the general release of the software. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.

Software maintenance costs are charged to expense as incurred. The cost of the software and the related accumulated amortization are removed from the accounts upon retirement of the software with any resulting loss being recorded in operations.

On October 1, 2011 and December 31, 2010, the Company released Version 3 and Version 2 of the “On Site Physical Inventory Software (OSPI), respectively, for sale in the marketplace. Costs were capitalized when the second and third versions were established as technically feasible and were amortized on a straight line method over the estimated useful life of one year.

Share-Based Compensation

We follow the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation”. The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. We have elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Most significant estimates in the accompanying financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards, valuation of long-lived assets for impairment and the measurement and useful lives of property and equipment. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Reclassification

Certain reclassifications have been made to the 2011 Financial Statements to conform to current 2012 presentation. The material reclassification amounts of $344,227 includes labor costs for services and amortization of capitalized software costs which were formerly recorded in general and administrative expenses and are now recorded in cost of sales.

Recent Issued Accounting Standards

We have implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred a net loss of $864,995 and used cash in operating activities of $169,750 in 2012. We anticipate these losses and cash flow deficits will continue for the foreseeable future. We have not reached a profitable level of operations and have negative working capital, all of which raise substantial doubt about our ability to continue as a growing concern. Our continued existence is dependent upon generating working capital. Because of our continuing losses, we have working capital to permit us to remain in business only through June 30, 2013, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

If we do not generate positive cash flow and earnings or raise additional debt or equity capital, we may not be able to repay our debt and operating payables.

We are not able to repay our debt and old payables from our operating cash flow. Because of the lingering effects of the recession, ongoing financial issues in Europe, difficulties which microcap companies have in raising capital, the lack of available credit for companies like us and our stock price, we may be hampered in our ability to raise the necessary working capital. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Our Limited Operating History and Lack of Revenues Makes Evaluating Our Business and Prospects Difficult

While our competitors have operated software development companies for a significant period of time, we have only had limited operations and revenues since our inception in May of 1994. As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we show net losses of $864,995, $1,221,446, $808,773, and $1,009,195 for the years ended December 31, 2012, 2011, 2010 and 2009, respectively.

We May Be Unable To Obtain The Additional Funding Needed To Enable Us To Operate Profitably In The Future.

Other than the line of credit which is essentially fully used, we have no other credit facility or other committed sources of capital sufficient to fund our business plan. We may be unable to establish credit arrangements on satisfactory terms. If capital resources are insufficient to meet our future capital requirements, we may have to raise funds to continue development of our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop our operations to become profitable.

Potential Fluctuations In Our Financial Results Make Financial Forecasting Difficult.

Factors that may cause fluctuations in our financial results include:

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

Because We Face Significant Competition, We May Not Be Successful.

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

If We Encounter Significant Delays In Product Development, It Would Result In Our Loss Of Revenue.

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

•

increased service and warranty costs

•

legal action by our customers

•

increased insurance costs

Because Our Industry Is Characterized By Rapid Technological Change, We May Have To Expend Significant Resources To Keep Pace.

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

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property including our patent is our key asset. Competitors may also be able to design around our patent and to compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

•

Future patent applications will result in issued patents;

•

Patents we own or which are licensed by us will not be challenged by competitors;

•

The patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; and

•

We will be successful in defending against future patent infringement claims asserted against our products.

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. In addition, changes in U.S. patent laws could prevent or limit us from filing patent applications or patent claims to protect our services and/or technologies or limit the exclusivity periods that are available to patent holders. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law, including the transition from a "first-to-invent" system to a "first-to-file" system and changes to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources than we do to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office recently issued new Regulations effective March 16, 2013 to administer the Leahy-Smith Act. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents. However, it is possible that in order to adequately protect our patents under the "first-to-file" system, we will have to allocate significant additional resources to the establishment and maintenance of a new patent application process designed to be more streamlined and competitive in the context of the new "first-to-file" system, which would divert valuable resources from other areas of our business. In addition to obtaining a patent on our technology, we have taken steps to protect our intellectual property and trade secrets by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses and pay substantial damages.

Third parties may claim that our equipment or services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our business service delivery. Even if we were to prevail, any litigation regarding its intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some of our services unless we enter into royalty, license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering some of our equipment and services.

Because Our Business Is Sensitive To The Overall Economic Environment, Any Slowdown In Information Technology Spending Budgets Could Harm Our Operating Results.

There is generally a correlation between a robust business climate and our customer’s information technology budgets. Any significant downturn in our customers' markets or in general economic conditions that results in reduced information technology spending budgets would likely result in a decreased demand for our products and services, longer selling cycles and lower prices, any of which may harm our business.

Risks Related to Our Common Stock

Because our common stock does not trade on a securities exchange, a number of investors can not purchase our common stock, which has a depressive effect on our stock price.

Our common stock trades on the Over-The-Counter Bulletin Board which is not a national securities exchange. As a result of that and our stock price being under $5.00 most institutions can not buy our stock and brokers generally can not recommend to investors that they buy our stock. Trading is very limited. Unless an active market for our common stock develops, the price may decline in the future and is not likely to increase.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•

The resolution of our present liquidity problems;

•

Our announcements of and progress with commercialization of our business;

•

Our failure to generate increasing revenues;

•

Our failure to receive purchase orders;

•

Short selling activities;

•

The loss of key personnel;

•

Our failure to achieve and maintain profitability;

•

Actual or anticipated variations in our quarterly results of operations;

•

Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;

•

The loss of major customers or product or component suppliers;

•

The loss of significant business relationships;

•

Our failure to meet financial analysts’ performance expectations;

•

Changes in earnings estimates and recommendations by financial analysts; or

•

Changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

We may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share. This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

An investment in ISA will be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

In order to raise additional capital to meet our working capital needs, we expect to issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors. We cannot assure you that we will be successful in raising additional capital.

Because our management do not solely by virtue of their ownership of our common stock control ISA, it is possible that third parties could obtain control and change the direction of our business.

Our officers and directors own approximately 6,700,000 shares of our common stock or 21.9% of the shares actually outstanding. By including shares of common stock which are issuable upon exercise of outstanding options held by them, they beneficially own approximately 6,950,000 shares or 22.7%. A former officer who has an adversarial relationship with our management owns 16.3% of our common stock. For these reasons, a third party could obtain control of ISA and change the direction of our business.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not and do not intend to pay any dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

Because almost all of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of March 31, 2013, we had 30,599,417 shares of common stock outstanding of which our directors and executive officers own approximately 6,700,000 million shares which are subject to the limitations of Rule 144 under the Securities Act. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon exercise of options, are and will be freely tradable.

In general, Rule 144 provides that any non-affiliate of ISA, who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

An affiliate of ISA may sell after six months with the following restrictions:

(i)

we are current in our filings,

(ii)

certain manner of sale provisions, and

(iii)

filing of Form 144.

Because almost all of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we require additional capital.

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for ISA. Such discussion represents only the best present assessment from our Management.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As the Company is a “smaller reporting company”, this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements, which appears on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Operating Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report based on those criteria.

Our internal control over financial reporting is a process designed under the supervision of our Principal Operating Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected. There is one vacancy on our Board of Directors, which we refer to as our “Board”. The officers are elected by the Board.

Name	Age	Position

Joseph P. Coschera	65	Chief Executive Officer and Director
Adrian G. Goldfarb	55	President, CFO and Director
Michael R. Hull	59	Director
J. Michael Reisert	67	Director
Gary Aron	53	Director

Joseph P. Coschera

Mr. Coschera is the founder and Chief Executive Officer of ISA which he started in 1992. Prior to forming ISA, Mr. Coschera held the position of Vice President with JPMorgan Chase (“JPMC”). His career at JPMC spanned 18 years rising from the position of Systems Engineer to Manager of Facilities and Hardware Planning for the Retail Banking Division. Mr. Coschera’s responsibilities were extremely diverse and included space planning for the Division’s staff and facilities and hardware planning for several mega data centers and the network operation centers. In addition, he managed the Planning and Implementation Group whose responsibilities included the planning, acquisition and deployment of the technology infrastructure throughout the bank’s branch banking network. Mr. Coschera served as both a team member and project manager during his tenure. He managed such projects as the deployment of state of the art banking technology (ATMs and Platform Automation) to more than 200 branches on three different occasions as well as data center mergers and build-outs. Mr. Coschera was recognized for his contributions related to the relocation and consolidation of several large data processing centers. Mr. Coschera was selected as a director because he was the founder of the Company and his knowledge of ISA’s service offerings.

Adrian G. Goldfarb

Mr. Goldfarb became a director of the Company in April 2010. On June 26, 2012, he was appointed as President and Chief Financial Officer, effective July 1, 2012. On December 20, 2012, Mr. Goldfarb was appointed Chief Operating Officer, effective January 2, 2013, resigning as the Company’s Chief Financial Officer. From February 2008 through May 2012 Mr. Goldfarb was the Chief Financial Officer of Ecosphere Technologies, Inc. where he was instrumental in guiding the Company through its growth from $0.3 million in annual revenues in 2008 to more than $21 million in annual revenues in 2011. From June 2002 to December 2007, Mr. Goldfarb served on the Board of Directors of MOWIS GmbH, a Weather Technology Media company. He also was their interim Chief Financial Officer where he led the management team in securing seed capital, government grants and loans and bank guarantees. From 1998 until 2002 Mr. Goldfarb was Managing Director of WSI Europe, a division of the Weather Channel. Mr. Goldfarb has more than 30 years’ experience in a number of different technology companies, including IBM and a subsidiary of Fujitsu. His area of specialization is with new venture and early stage organizations.

Michael R. Hull

On June 26, 2012, Mr. Hull was appointed as a director of the Company and became Audit Committee Chairman. Mr. Hull served as our Chief Financial Officer from June 30, 2008 until August 31, 2011. Since March 2008, Mr. Hull has been the Chief Financial Officer for Geltech Solutions, Inc. (“Geltech”). Initially Mr. Hull worked for Geltech on a part-time basis. In September 2011, he began work on a full-time basis. From January 2008 until December 2009, Mr. Hull was the Director of CFO Services for WSR. Until August 31, 2011, Mr. Hull spent the majority of his time providing accounting services for Ecosphere Technologies, Inc. Previously, Mr. Hull spent 11 years in public accounting with the South Florida audit practice of Price Waterhouse. Mr. Hull is a Certified Public Accountant in Florida. Mr. Hull was selected as a director because of his expertise and experience with SEC financial reporting compliance.

J. Michael Reisert

Mr. Reisert became a director of the Company in April 2010. In June 2012, Mr. Reisert was appointed as the Compensation Committee Chair. Mr. Reisert founded and has been President of J. Michael Reisert, Inc., a financial consulting firm in Fort Lauderdale, Florida since 1993. Mr. Reisert was selected as a director because of his knowledge and experience in the capital markets.

Gary Aron

Mr. Aron became a director of the Company in January 2012. Since April 2010, Mr. Aron has served as VP of Business Development at AssetVue where his responsibilities span business development, application software development, project management, sales and marketing. From January 2007 through December 2009, Mr. Aron held the position of VP Infrastructure and Operations at Comcast Corporation. Reporting to the CIO, he was responsible for the Comcast National Data Center strategies, design, build and operations of data centers as well as deployment and support of all technology equipment in the data centers. Mr. Aron was selected as a director because of his experience in the data center industry.

Family Relationships

There are no family relationships among our directors and executive officers.

Board Committees and Charters

The Board and its Committees meet and act by written consent from time to time as appropriate. The Board has formed and appoints members to its: Audit and Compensation Committees. Committees regularly report on their activities and actions to the Board.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation

Gary Aron	√
Joseph P. Coschera
Adrian G. Goldfarb
Michael Hull		Chairman
J. Michael Reisert	√		Chairman

Our Board has determined that Messrs. Aron and Reisert are independent under the NASDAQ Stock Market listing rules and that Mr. Hull is not independent in accordance with the NASDAQ Stock Market independence standards for audit committees because he was employed by the Company as Chief Financial Officer until he resigned in 2011.

Financial Expert

Our Board has determined that Michael Hull is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Board Assessment of Risk

The Board is actively involved in the oversight of risks that could affect the Company. This oversight is conducted primarily through the Audit Committee, but the full Board has retained responsibility for general oversight of risks. The Audit Committee considers and reviews with our independent public accounting firm and management the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. In addition to the Audit Committee’s role, the full Board is involved in oversight and administration of risk and risk management practices. Members of our senior management have day-to-day responsibility for risk management and establishing risk management practices, and members of management are expected to report matters relating specifically to the Audit Committee directly thereto, and to report all other matters directly to the Board as a whole. Members of our senior management have an open line of communication to the Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate, and management’s reporting on issues relating to risk management typically occurs through direct communication with directors or committee members as matters requiring attention arise. Members of our senior management regularly attend portions of the Board’s meetings, and often discuss the risks related to our business.

Presently, the largest risk affecting the Company is the inability to generate sufficient revenue so that we have positive cash flow from operations. The Board focuses on this key risk at each meeting and actively interfaces with management on seeking solutions.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on the Company. Our compensation has the following risk-limiting characteristics:

•

Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

•

A portion of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term Company results.

•

Awards are not tied to formulas that could focus executives on specific short-term outcomes except for our President’s 2013 compensation, a portion of which is related to revenues;

•

Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based; and

•

Equity awards for employees generally have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14.1 hereto.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Information Systems Associates, Inc., 819 S.W. Federal Highway, Suite 206, Stuart, Florida 34994, attention: Corporate Secretary, or by facsimile (772) 403-2994. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) during 2012 and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000. No executive officer, other than our Chief Executive Officer, earned over $100,000 in 2012. We refer to him as our Named Executive Officer.

2012 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)(1)	Total ($)(j)

Joseph P. Coschera, CEO	2012	162,500	162,500
Joseph P. Coschera, CEO	2011	150,000	150,000

———————

(1)

Represents compensation paid in cash.

Named Executive Officer Employment Arrangements

One of our executive officers has an employment agreement dated January 1, 2009 through December 31, 2013.

Joseph P. Coschera. In 2012, Mr. Coschera received a base salary of $162,500 per year.

Discretionary Bonuses

Each of our executive officers is eligible for discretionary bonuses as determined by the Board.

Termination Rights

None of our executive officers is entitled to any special severance rights.

2013 Compensation Arrangements

Effective January 1, 2013, Messrs. Coschera and Adrian Goldfarb will receive a base salary of $175,000 and $135,000 respectively but not receive any benefits including medical insurance. Additionally, Mr. Goldfarb will be paid 2% of the Company’s revenue per quarter.

Outstanding Equity Awards at 2012 Fiscal Year-End

Our Named Executive Officer did not have any unvested unexercised options or shares of common stock as of December 31, 2012.

2012 Director Compensation

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of our non-employee directors during 2012.

Name (a)	Stock Awards ($)(c)(1)	Option Awards ($)(d)(1)	Total ($)(j)

Adrian Goldfarb (2)		$10,000	$10,000

———————

(1)

The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in shares or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

(2)

Represents 250,000 options which vest in six equal increments on every June 30th and December 31st, with the first vesting date being December 31, 2012. The options are exercisable at $0.035 per share. Mr. Goldfarb received these options prior to becoming an employee.

2013 Director Compensation

Effective January 1, 2013, Messrs. Reisert and Hull were granted 250,000 options and Mr. Aron was granted 150,000 options. The options are exercisable at $0.02 and vest on January 1, 2014, subject to providing services on the vesting date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as March 25, 2013 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officer and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Information Systems Associates, Inc. 819 S.W. Federal Highway, Suite 206, Stuart, Florida 34994.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Executive Officers:

Common Stock	Joseph P. Coschera (2)	6,200,000	20.3%

Common Stock	Gary Aron (3)	100,000	*

Common Stock	Adrian Goldfarb (4)	200,000	*

Common Stock	Michael Hull (5)	0	0

Common Stock	J. Michael Reisert (6)	200,000	*

Common Stock	All directors and executive officers as a group (6 persons)	6,700,000	21.9%

5% Shareholder:

Common Stock	Dominique Lesme (7)	5,000,000	16.3%

———————

*

Less than 1%.

(1)

Applicable percentages are based on 30,599,417 shares outstanding as of March 25, 2013. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

Mr. Coschera is a director and an executive officer. Represents common stock.

(3)

Mr. Aron is a director. Represents common stock.

(4)

Mr. Goldfarb is a director and an executive officer.

(5)

Mr. Hull is a director.

(6)

Mr. Reisert is a director. Represents shares of common stock.

(7)

Mr. Lesme is a former executive officer. Address is 5440 W. Cougar Avenue, Las Vegas, NV 89139. Represents shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

From September 2009 until September 2012, WSR Consulting, Inc. provided the Company with accounting and financial services including providing a Chief Financial Officer. From September 2009 until September 2011, Mr. Michael Hull, now a director, had been acting as our part-time Chief Financial Officer on behalf of WSR Consulting, Inc. We paid WSR Consulting Inc. $4,500 per month for these part-time services. Mr. Adrian Goldfarb, now our President, was paid $7,310 for consulting services as an independent consultant.

In August 2012, an affiliate for which our President holds a minority stake lent us $60,000 which was evidenced by a one-year $66,000 convertible note, convertible at $0.05 per share. The lender also received 1,320,000 five-year warrants exercisable at $0.05 per share. A different related party of our President lent the Company $25,000 in 2012, which sum with accrued interest remains outstanding.

In 2012, the Company borrowed $85,755 from an investor, which sum was due at December 31, 2012 with $8,669 of accrued interest. The loan was personally guaranteed by the Company’s President.

In 2012, the Company’s President lent the Company $80,975, which was repaid by December 31, 2012. During 2012 the Company deferred $71,012 of payroll for this officer and recorded the amount as a non-interest bearing loan payable. The Company paid down this loan by $39,788 leaving a balance at year-end of $32,602. Through March 31, 2013 the Company deferred and additional $29,943 of payroll for this officer and recorded the amount as a non-interest bearing loan payable.

In 2011, the Company’s Chief Executive Officer advanced the Company $25,000 with 6% per annum interest. The loan was paid in 2012. In 2012, the Chief Executive Officer paid personal expenses on behalf of the Company and also missed payroll. At December 31, 2012, the Company owed the Chief Executive officer $85,668. Through March 31, 2013 the Company deferred and additional $24,974 of payroll for this officer and recorded the amount as a non-interest bearing loan payable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent registered public accounting firms, Lake & Associates CPA’s LLC, ("Lake") and Salberg & Company P.A. (“Salberg”) for services for the years ended December 31, 2012 and 2011. Audit fees and other fees of auditors are listed as follows:

	Year Ended December 31,
	2012	2012	2012
	Salberg	Lake	Lake

Audit Fees (1)	$18,750 (2)	$20,750 (2)	$20,750 (2)
Audit-Related Fees (3)	-	-	-
Tax Fees (4)	-	-	-
All Other Fees (5)	-	-	-
Total Accounting fees and Services	$18,750	$20,750	$20,750

———————

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

The amounts shown for Lake in 2011 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2011 and (ii) the review of the financial statements included in our filings on Form 10-Q and amounts shown for Lake in 2012 relate to (i) the review of the Financial Statements in 2012 for our Company on Form 10-Q.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Documents filed as part of the report.

(1)

Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)

Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)

Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2013.

Information Systems Associates, Inc.

By:	/s/ Joseph P. Coschera
Joseph P. Coschera
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Coschera	Chief Executive Officer	April 1, 2013
Joseph P. Coschera	(Principal Executive Officer) and Director

/s/ Adrian Goldfarb	Chief Financial Officer	April 1, 2013
Adrian Goldfarb	(Principal Executive Officer) and Director

/s/ Gary Aron	Director	April 1, 2013
Gary Aron

/s/ Michael Hull	Director	April 1, 2013
Michael Hull

/s/ J. Michael Reisert	Director	April 1, 2013
J. Michael Reisert

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Information Systems Associates, Inc.

We have audited the accompanying balance sheet of Information Systems Associates, Inc. as of December 31, 2012, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Systems Associates, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss and net cash used in operating activities in 2012 of $864,995 and $169,750, respectively, and has a working capital deficit, stockholders' deficit and accumulated deficit of $633,856, $754,726 and $4,703,719 at December 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 1, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Information Systems Associates, Inc.

We have audited the accompanying balance sheets of Information Systems Associates, Inc. as of December 31, 2011 and the related statements of operations, stockholders’ equity and comprehensive (loss), and cash flows for each of the year ended December 31, 2011.  Information Systems Associates Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Systems Associates, Inc. as of December 31, 2011, and the results of its operations and its cash flows for year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Boca Raton, Florida

March 26, 2012

INFORMATION SYSTEMS ASSOCIATES, INC.

 BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	-	988
Accounts receivable	35,708	184,232
Prepaid consulting	-	22,500
Prepaid expenses	5,439	11,747
Total Current Assets	41,147	219,467

Property and equipment, net	18,306	25,483
Software, net	-	27,017
Other assets	4,690	4,690

TOTAL ASSETS	64,143	276,657

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Checks written in excess of cash balance	3,880	-
Accounts payable	175,265	134,080
Accounts payable - related parties	6,158	5,530
Notes payable - related parties	229,025	25,000
Notes payable - shareholder	50,000	-
Notes payable (Convertible), net of discounts - related parties	24,953	-
Notes payable (Convertible), net of discounts - shareholders	69,542	126,951
Loan payable to factor	24,587	115,126
Loans payable - insurance	4,612	4,174
Line of credit	37,028	35,146
Deferred revenue	38,445	-
Accrued interest	11,508	896
Total Current Liabilities	675,003	446,903

Long-term liabilities
Notes payable (OID) - net of discounts, shareholders	143,866	-

Total Liabilities	818,869	446,903

Commitments and contingencies (Note 13)

Stockholders' Equity (Deficit)

Common stock-$.001 par value, 50,000,000 shares authorized, 30,599,417 and 28,666,084 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	30,599	28,666
Additional paid in capital	3,918,394	3,639,812
Accumulated deficit	(4,703,719)	(3,838,724)
Total Stockholders' Equity (Deficit)	(754,726)	(170,246)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	64,143	276,657

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2012	2011

Revenue
Software and hardware sales	$112,535	$141,144
Services	504,653	525,008
Total Revenue	617,188	$666,152

Cost of Revenue
Software and hardware	60,424	14,532
Services	328,721	422,342
Total Cost of Revenue	389,145	436,874

Gross Profit	228,043	229,278

Operating Expenses
Administrative and general	188,522	256,995
Salaries and employee benefits	552,889	906,743
Professional fees	63,359	139,775
Total Operating Expenses	804,770	1,303,513

(Loss) Before Other Income (Expense)	(576,727)	(1,074,235)

Other Income (Expense)
Factoring fees	(14,421)	(4,317)
Interest expense	(273,847)	(142,498)
Loss on property and equipment	-	(396)
Total Other Income (Expense)	(288,268)	(147,211)

Net (Loss)	(864,995)	(1,221,446)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding	30,268,270	27,308,284

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2012 and 2011

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	22,266,084	$22,266	$-	$-	$2,781,212	$(2,617,278)	$-	$186,201

Issuance of stock for services	2,600,000	2,600			382,400			385,000

Proceeds from issuance of stock	3,800,000	3,800			226,200			230,000

Beneficial Conversion Feature - Conv NP					125,000			125,000

Detachable Warrants issued with Conv NP					125,000			125,000

Net Loss, 2011						(1,221,446)		(1,221,446)

Balance, December 31, 2011	28,666,084	$28,666	$-	$-	$3,639,812	$(3,838,724)	$-	$(170,246)

Stock issued to director for services	100,000	100			9,900			10,000

Options issued for services					4,000			4,000

Conversion of note payable	1,833,333	1,833			135,667			137,500

Beneficial Conversion Feature on Convertible Notes					54,722			54,722

Detachable Warrants issued with Convertible Notes					74,293			74,293

Net Loss, 2012						(864,995)		(864,995)

Balance, December 31, 2012	30,599,417	$30,599	$-	$-	$3,918,394	$(4,703,719)	$-	$(754,726)

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities
Net (Loss)	$(864,995)	$(1,221,446)
Adjustments to reconcile net (loss) to net cash provided from operating activities:
Depreciation	7,177	9,452
Amortization of software	27,017	9,006
Amortization of prepaids	16,538	(8,815)
Amortization of prepaid consulting	22,500	86,687
Amortization of original issue discount	24,953	11,541
Options issued for services	4,000	-
Stock issued for Director's services	10,000	-
Stock issued for compensation	-	385,000
Amortization of beneficial conversion value and warrant discounts	217,972	115,410
Loss on sale of asset	-	396
Changes in operating assets and liabilities:
Accounts receivable	148,524	(91,339)
Accounts payable	41,185	71,041
Accounts payable - related party	628	-
Accrued expenses	125,694	(1,509)
Deferred revenue	38,445	(3,192)
Accrued interest	10,612	-
Net Cash (Used in) Operating Activities	(169,750)	(637,768)

Cash Flows from Investing Activities
Software development costs	-	(36,022
Purchase of property and equipment	-	(15,649)
Net Cash (Used In) Investing Activities	-	(51,671)

Cash Flows from Financing Activities
Proceeds from line of credit facility	164,192	18,705
Repayments of line of credit facility	(162,309)	(19,700)
Insurance premium repayments	(9,792)	970
Proceeds provided by checks written in excess of cash balances	3,880	-
Proceeds from factor, net of repayments	(90,539)	115,126
Proceeds from shareholder	135,000	-
Repayment to shareholder	(10,000)	-
Proceeds from convertible notes, third parties	-	250,000
Proceed from notes related parties	284,094	25,000
Repayment to related parties	(145,764)	-
Proceeds from issuance of stock	-	230,000
Net Cash Provided by Financing Activities	168,762	620,101

Net Change in Cash and Cash Equivalents	(988)	(69,338)

Cash and Cash Equivalents at Beginning of period	988	70,326

Cash and Cash Equivalents at End of Period	$-	$988

INFORMATION SYSTEMS ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,500	$7,106
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Non-cash expense on consulting services for contributed capital	$-	$146,678
Premium financing	$10,230	$-
Conversion of officer's accrued payroll to loans	$125,694	$-
Conversion of note payable to common stock	$137,500	$-
Original issue discount related to notes payable	$41,000	$11,541
Beneficial conversion feature and warrants related to notes payable	$129,015	$115,410

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be a cash equivalent.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Most significant estimates in the accompanying financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards, valuation of long-lived assets for impairment and the measurement and useful lives of property and equipment. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at December 31, 2012 and 2011.

Significant Customers and Concentration of Credit Risk

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represent greater than 10% of total revenues in 2012 and 2011 and total accounts receivable at December 31, 2012 and 2011, respectively:

2012				2011
Revenue		Accounts Receivable		Revenue		Accounts Receivable
Customer A	48%	Customer A	90%	Customer A	32%	Customer A	16%
Customer B	17%			Customer B	27%	Customer B	84%
Customer C	14%

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for subordinated notes payable, net of discount, and loans payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

We follow accounting guidance for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:

Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:

Inputs, other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:

Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Accounts Receivable and Factoring

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collections on the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

The Company accounts for the transfer of our accounts receivable to a third party in accordance with ASC 860-10-40-5 “Transfers and Servicing”. ASC 860-10 requires that several conditions be met in order to present the sale of accounts receivable net of related debt in the asset section of our balance sheet. Even though we have isolated the transferred (sold) assets and we have the legal right to transfer our assets (accounts receivable) we do not meet the third test of effective control since our accounts receivable sales agreement requires us to be liable in the event of default by one of our customers. Because we do not meet all three conditions, we do not qualify for sale treatment and our debt incurred with respect to the sale of our accounts receivable is presented as a secured loan liability on our balance sheet.

Prepaid Expenses

Prepaid expenses, consisting of insurance premiums, are initially recorded as assets and their value is expensed over time as the benefit is received, usually twelve months.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment (three to ten years). When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations. Leasehold improvements are expensed over the term of our lease.

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Software Development Costs

Internal Use Software

The Company accounts for costs incurred to develop or purchase computer software for internal use in accordance with FASB ASC 350-40 “Internal-Use Software” or ASC 350-50 "Website Costs". As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing.

Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of one to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Software to be sold or leased

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985-20 Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market and capitalization ceases after the general release of the software. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.

Software maintenance costs are charged to expense as incurred. The cost of the software and the related accumulated amortization are removed from the accounts upon retirement of the software with any resulting loss being recorded in operations.

On October 1, 2011 and December 31, 2010, the Company released Version 3 and Version 2 of the “On Site Physical Inventory Software (OSPI), respectively, for sale in the marketplace. Costs were capitalized when the second and third versions were established as technically feasible and were amortized on a straight line method over the estimated useful life of one year.

Long-Lived Assets

The Company evaluated the recoverability of its property, equipment, and other long-lived assets in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

Revenue Recognition

The Company recognizes revenue in accordance with Security Exchange Commission (SEC) Staff Accounting Bulletin No. 104, "Revenue Recognition" and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605-25 which addresses Revenue Recognition for the software industry. The general criteria for revenue recognition under ASC 985-605 for our Company which sells software licenses which do not require any significant modification or customization is that revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

The Company generates revenue from three sources: (1) Professional Services (consulting & auditing); (2) Software Licensing with optional hardware sales; and (3) Customer Service (training & maintenance/support).

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

For sales arrangements that do not involve multiple elements:

(1)

Revenues for professional services, which are of a short term duration, are recognized when services are completed,

(2)

Through December 31, 2012 software license sales have been one time sales of a perpetual license to use our software product and the customer also has the option to purchase third party manufactured handheld devices from us if they purchase our software license. Accordingly the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer

(3)

Training sales are one time upfront short term training sessions and are recognized after the service has been performed.

(4)

Maintenance/support is an optional product sold to our software license customers under one year contracts. Accordingly, maintenance payments received upfront are deferred and recognized over the contract term.

Arrangements with customers may involve multiple elements of the above sources. Training and maintenance on software products will generally occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product.

Each element is accounted for separately when each element has value to the customer on a stand-alone basis and there is Company specific objective evidence of selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price for the items when sold separately. Once the selling price is allocated, the revenue for each element is recognized using the general and specific criteria under GAAP as discussed above for elements sold in non-multiple element arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting. The Company sells it various services and software and hardware products at established prices on a standalone basis which provides Company specific objective evidence of selling price for purposes of multiple element relative selling price allocation. All elements in multiple element arrangements with Company customers qualify as separate units of account for revenue recognition purposes.

Sales Return Reserve Policy

Our return policy generally allows our end users to return purchased hardware products for refund or in exchange for new products. We estimate a reserve for sales returns, if any, and record that reserve amount as a reduction of sales and as a sales return reserve liability.

Warranty Reserve Policy

The Company is a distributor of products and warranties are the responsibility of the manufacturer. Therefore the Company does not record a record a reserve for product warranty.

Cost of Revenue

Cost of revenue includes hardware costs, amortization of capitalized software and labor costs for services.

Share-Based Compensation

We follow the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation”. The fair values of share-based payments are estimated on the date of grant using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. We have elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Advertising Expenses

Advertising costs are expensed as incurred. For the years ended December 31, 2012 and 2011 advertising expenses totaled $2,361 and $1,254, respectively.

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. As of December 31, 2012, outstanding warrants to purchase an aggregate of 5,020,000 shares of stock and outstanding options to purchase 350,000 shares of stock were excluded from the computation of 2012 dilutive earnings per share because the inclusion would have been anti-dilutive. These warrants and options may dilute future earnings per share.

Reclassification

Certain reclassifications have been made to the 2011 Financial Statements to conform to current 2012 presentation. The material reclassification amounts of $344,227 includes labor costs for services and amortization of capitalized software costs which were formerly recorded in general and administrative expenses and are now recorded in cost of sales.

Recent Issued Accounting Standards

We have implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net operating loss and cash used in operations for the year ended December 31, 2012 of $864,995 and $169,750. The working capital deficit, stockholders’ deficit and accumulated deficit as of December 31, 2012 was $633,856, $754,726 and $4,703,719, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. During 2012 the company began a number of initiatives to put the company back on the path toward revenue growth and profitability. During 2011, the company under the direction of its Chief Operating Officer put in place a number of programs to develop the Company’s software offerings and increase its sales reach. Ultimately, these programs were not successful and resulted in a decline in revenues in conjunction with a large increase in expenses. After the departure of the COO in late 2011, the Board under the direction of the CEO asked an existing board member, Adrian Goldfarb, who has considerable turnaround experience with small private and public companies to oversee the direction and management of the company. Operating as President and interim-CFO, the following plans and actions were taken:

•	Dismissal of the remaining members of the sales force and closure of the Las Vegas office.
•	Termination of the contract with Rubicon software and implementation of an in-house development team.
•	Address weaknesses with the Company’s internal processes and financial reporting.
•	Institute a product development road map and hire in-house resources to build and maintain new products.
•	Address issues with Gross Margins on some of our offerings.

Our business strategy is to focus on growing our software and customer services businesses. Our target market is expected to grow to more than $1.7 billion by 2016. We will focus on growing at the same rate as the market and expanding our customer base both in numbers of customers and average revenue per customer as our offerings deliver greater value. In particular, our strategy is comprised of the following key components: Enterprise Software Licensing, Professional Services & Customer Support.

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue and to attain profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING

In December 2011 the Company entered into an agreement with a Factoring company whereby the Company will assign, in the Factor’s sole discretion, selected accounts receivable to the Factor in exchange for initial cash funding ("factor advances") for up to 80% of the factored receivable. The minimum 20% reserve held back by the Factor is released after collection of the account receivable by the Factor. The company pays a 3% factor fee for each factored receivable. Since the factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable are fully secured by substantially all assets of the Company, the factoring advances have been treated as secured loans on the accompanying balance sheets. The total accounts receivable factored in 2012 and 2011 was $334,641 and $143,908, respectively. The factor fees paid in 2012 was $14,942. Total outstanding accounts receivable factored at December 31, 2012 and 2011 which is included in Accounts Receivable on the accompanying balance sheets was $30,734 and $143,908, respectively.

The Company has total Accounts Receivable as of December 31, 2012 and 2011 as follows:

	As of December 31,
	2012	2011

Accounts Receivable	$4,974	$40,324
Factored Accounts Receivable	30,734	143,908
Allowance for Doubtful Accounts	-	-
Accounts Receivable, net	$35,708	$184,232

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 4 – PROPERTY AND EQUIPMENT

	As of December 31,
	2012	2011
Computer software (purchased)	$590	$590
Website development costs	10,072	10,072
Furniture, fixtures, and equipment	40,712	40,712
Leasehold improvements	1,664	1,664
	53,038	53,038
Less accumulated depreciation and amortization	34,732	27,555
	$18,306	$25,483

Depreciation expense was $7,177 and $9,453 for the years ended December 31, 2012 and 2011 respectively.

NOTE 5 – SOFTWARE

Version 3 of the Company’s “On Site Physical Inventory” (OSPI) product has been released. The Company has capitalized the cost of the OSPI software pursuant to the guidelines of ASC 985-20 “Costs of Software to be Sold, Leased or Marketed”.

	As of December 31,
	2012	2011
Software development costs	$36,022	$36,022
Less: accumulated amortization	36,022	9,005
	$-	$27,017

Amortization expense was $27,017 and $9,005 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 – NOTES PAYABLE – Related Parties

The Company’s notes payable to related parties classified as current at December 31, 2012 and 2011 consist of the following:

	As of December 31,
	2012		2011
Notes Payable	Principal	Interest*	Principal	Interest*
Related party	$85,755	2.5%	$-	-
Related party	25,000	1.5%	-	-
President & COO	32,602	-	-	-
CEO	85,668	-	25,000	6.0%
Total	$229,025		$25,000

———————

* interest rate per month

On August 30, 2012 a company that is majority owned by a foreign investor and personal friend of the Company’s President and COO, entered into an arrangement with the Company to loan up to $100,000 on a revolving basis at an interest rate of 2.5% per month based on purchase orders or invoices that have not been previously factored. The initial deposit for this loan came from the Company’s President and COO pursuant to the investor, who is a foreign national, setting up an appropriate entity to handle further transactions. Further, the Company’s President and COO has personally guaranteed the loan. At December 31, 2012 there was outstanding principal balance of $85,755 and accrued interest of $8,669.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On June 27, 2012 an individual whom the Company’s President and COO has significant influence over, loaned the Company $10,000 at an interest rate of 1.5% interest per month payable monthly. Between July 13, 2012 and July 24, 2012 the related party advanced an additional $15,000. At December 31, 2012 there was an outstanding principal balance of $25,000 and accrued interest of $407.

On May 31, 2012 the Company’s President and COO made a $30,000 short-term advance to the Company. During the second and third quarter, additional advances totaling $50,975 were made. No interest was due on these short-term advances. At December 31, 2012 the advances had been paid in full. During the third quarter the Company deferred $71,012 of payroll for this officer and recorded the amount as a non-interest bearing loan payable. The Company paid down the loan by $39,788 leaving a balance at year-end of $31,224. During the third quarter the officer used his personal credit card to purchase a Company computer in the amount of $1,378 which is recorded as a loan payable. The Company pays these loans as sufficient funds become available. As of December 31, 2012, this officer had an outstanding loan payable balance of $32,602.

On May 28, 2011, the Company’s Chairman and CEO, advanced the Company $25,000 in exchange for a promissory note, bearing an annual interest of 6% and a repayment term of seven months. On January 1, 2012, the note was extended for a further 12 months. As of December 31, 2012 the note and accrued interest was paid in full. During the second quarter, the Company reclassified $30,986 of accounts payable balances due to the CEO, to loan payable - officer. These balances were a result of Company expenses charged to the CEO’s personal credit cards. The Company was previously paying the credit card companies directly for these expenses incurred. During the third quarter the company recorded accrued payroll for this officer. The resultant net pay was converted to a non-interest bearing loan payable in the amount of $54,682. The Company pays these loans as sufficient funds become available. As of December 31, 2012 this officer had an outstanding loan payable balance of $85,668.

NOTE 7 – NOTE PAYABLE – Shareholder

The Company’s notes payable to shareholder classified as current at December 31, 2012 and 2011 consists of the following:

	As of December 31,
	2012		2011
Notes Payable	Principal	Interest*	Principal	Interest*
Shareholder	$50,000	3.0%	$-	-
Total	$50,000		$-

———————

* interest rate per month

On January 11, 2012 a shareholder loaned the Company $35,000 at 3% interest per month for one year. On April 13 2012, the shareholder loaned additional principal to the Company in the aggregate amount $25,000. On June 28, 2012, the Company made a $10,000 principal payment on the note. At December 31, 2012, the principal balance on the note was $50,000 with accrued interest of $2,432.

NOTE 8 – NOTE PAYABLE, CONVERTIBLE – Related Party

	As of December 31,
	2012			2011
Notes Payable - Convertible	Principal	Unamort Disc	Principal, Net of Discount	Principal	Unamort Disc	Principal, Net of Discount
Related Party Affiliate	$66,000	$(41,047)	$24,953	$-	$-	$-
	$66,000	$(41,047)	$24,953	$-	$-	$-

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On June 20 and 28, 2012, a related party who is an affiliate of the President and COO, made a non interest bearing short-term loan to the Company in the amount of $60,000. On August 15, 2012, this loan was exchanged for a one year original issue discount convertible note with detachable warrants. The face value of the note is $66,000. The $6,000 original issue discount is expensed as interest over the term of the note. The convertible note payable is convertible into 1,320,000 shares of the Company’s common stock at a conversion rate of $0.05 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at a relative fair value of $28,571. The five-year warrants to purchase 1,320,000 shares of the Company’s common stock at an exercise price of $0.10 were valued at a relative fair value of $31,429 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .102%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note to be amortized to interest expense over the term of the note term. The net value of the note at December 31, 2012 is $24,953.

NOTE 9 – NOTES PAYABLE, CONVERTIBLE – Shareholders

	As of December 31,
	2012			2011
Notes Payable - Convertible	Principal	Unamort Disc	Principal, Net of Discount	Principal	Unamort Disc	Principal, Net of Discount
Shareholder	$68,750	$(10,171)	$58,579	$137,500	$(74,213)	$63,287
Shareholder	13,750	(2,787)	10,963	-	-	-
	$82,500	$(12,958)	$69,542	$137,500	$(74,213)	$63,287

On July 18th, 2011 the Company received $125,000 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $137,500. The $12,500 original issue discount is expensed as interest over the term of the note. The convertible note payable is convertible into 1,375,000 shares of the Company’s common stock at a conversion rate of $0.10 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.10 were valued at their relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. During the first quarter 2012, the shareholder made an additional investment of $62,500. On February 24, 2012, as a condition for this further investment, the conversion price of the note issued on July 18, 2011 was reduced to $.075 and an equivalent reduction in the exercise price of the warrants was executed. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes and all remaining discounts were expensed. The exercise price exceeded the stock price on the date of modification; therefore no beneficial conversion value was recorded for the new note. On March 6, 2012 the shareholder converted this note in the amount of $137,500, at the contractual conversion rate of $.075, into 1,833,333 shares of common stock (see Note 15).

On February 24, 2012, the Company received an additional $62,500 from the shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $68,750. The $6,250 original issue discount is recorded as debt discount and expensed as interest over the term of the note. The convertible note payable is convertible into 1,375,000 shares of the Company’s common stock at a conversion rate of $0.05 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $24,606. The five-year warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.10 were valued at a relative fair value of $37,894 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .89%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. The net value of the note at December 31, 2012 is $58,579.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On May 11, 2012, the Company received an additional investment of $12,500 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $13,750. The $1,250 original issue discount is expensed as interest over the term of the note. The convertible note payable is convertible into 275,000 shares of the Company’s common stock at a conversion rate of $0.05 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $1,545. The five-year warrants to purchase 275,000 shares of the Company’s common stock at an exercise price of $0.10 were valued at the relative fair value of $4,970 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .096%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. The net value of the note at December 31, 2012 is $10,963.

NOTE 10 – NOTE PAYABLE – OID – LONG TERM LIABILITY - Shareholder

	As of December 31,
	2012			2011
Notes Payable - OID	Principal	Unamort Disc	Principal, Net of Discount	Principal*	Unamort Disc	Principal, Net of Discount
Shareholder	$165,000	$(21,134)	$143,866	$137,500	$(73,836)	$63,664

———————

* 2011 Note Payable – Convertible, OID

On July 15th, 2011 the Company received $125,000 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $137,500. The $12,500 original issue discount is recorded as debt discount and expensed as interest over the term of the note. The convertible note payable is convertible into 1,375,000 shares of the Company’s common stock at a conversion rate of $0.10 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.10 were valued at the relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. The net liability of $63,664 was included as a current liability at December 31, 2011. On July 15, 2012, the maturity date, the $137,500 note was exchanged for a new two year original discount secured note. The note is secured by the Company’s intellectual property, notably the patent for OSPI. In exchange for the security the investor agreed to waive the conversion rights and cancel the warrants issued with the original note. The face value of the note is $165,000. The $27,500 original issue discount is expensed as interest over the term of the note. The net value of the note at December 31, 2012 is $143,866.

NOTE 11 – LOANS PAYABLE - INSURANCE

On March 1, 2012, the Company incurred additional short term financings of $4,436 for the purchase of Errors & Omissions insurance. The interest rate on the financing was 6.96% and will mature in February 2013. On August 31, 2012, the Company incurred short term financing of $5,794 for the purchase of Directors’ & Officers’ insurance. The interest rate on the financing was 6.96% and will mature July 2013. As of December 31, 2012 and 2011, the balance on the notes incurred for insurance financing was $4,612 and $4,174, respectively.

NOTE 12 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of December 31, 2012 and December 31, 2011 was $37,028 and $35,146, respectively. The interest rate is the Prime Rate plus 3%. The CEO of the Company is the personal guarantor. The line of credit is due on demand with an expiration date of April 30, 2014.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating lease

On April 25, 2011, the Company entered into a 3 year escalating lease agreement for 1,352 square feet commencing July, 2011. The monthly rental rate is $1,800, $1,920 and $2,040 for the lease years ending July 31, 2012, 2013 and 2014, respectively. The Company incurred $1,664 in leasehold improvements prior to occupancy and paid a security deposit of $1,690.

On September 19, 2011, the Company entered into a 1 year sublease for 2,000 square feet in Las Vegas, Nevada. The sublease commenced on October 15, 2011 and requires monthly payments of $3,000. A security deposit of $3,000 was paid to the landlord.

Rent expense for the years ended December 31, 2012 and 2011 was $55,034 and $23,311, respectively.

Five Year Minimum Lease Payment Schedule
Year
2011	$23,311
2012	55,034
2013	23,040
2014	24,480
2015	-
Total	$125,865

NOTE 14 – RELATED PARTIES

As of December 13, 2012 and 2011 there were various notes and loans payable to related parties (see Notes 6 and 8).

NOTE 15 – STOCKHOLDERS’ EQUITY

Common stock issued for cash

On July 14, 2011, the Company issued 250,000 shares of common stock at $0.10 per share to one accredited investor in exchange for $25,000.

On May 16, 2011, the Company issued 500,000 shares of common stock at $0.10 per share to three accredited investors in exchange for $50,000.

On January 7, 2011, the Company issued 3,000,000 shares of common stock at $0.05 per share to its then new director and Chief Operating Officer in exchange for $150,000 (See below for compensation component of this issuance).

On January 7, 2011, the Company issued 50,000 shares of common stock at $0.10 per share to one accredited investor in exchange for $5,000.

Common stock based payments for services

On January 2, 2012, the Company granted 100,000 shares of common stock valued at their fair value of $10,000 to an independent director in payment of director fees for the coming year which was fully expensed as of December 31, 2012.

On December 31, 2011, the Company issued 500,000 shares of common stock valued at $0.05 per share or $25,000 to its Chief Operating Officer in payment for services for the three months ended December 31, 2011. The shares were valued based on the quoted market price.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On July 1, 2011, the Company issued 500,000 shares of common stock valued at $0.10 per share or $50,000 to its Chief Operating Officer in payment for services for the three months ended September 30, 2011. The shares were valued based on contemporaneous sales to unrelated third party investors.

On June 7, 2011, the Company issued 200,000 shares of common stock valued at $0.10 per share or $20,000 to its two independent directors in payment of director fees for the coming year. The shares were valued based on contemporaneous sales to unrelated third party investors.

On May 27 2011, the Company issued 100,000 shares of common stock valued at $0.10 per share or $10,000 in connection with a one year financial communications agreement. The shares were valued based on contemporaneous sales to unrelated third party investors.

On April 2, 2011, the Company issued 300,000 shares of common stock valued at $0.10 per share or $30,000 in connection with a one year investor relations agreement. The shares were valued based on contemporaneous sales to unrelated third party investors.

On April 1, 2011, the Company issued 500,000 shares of common stock valued at $0.10 per share to or $50,000 its Chief Operating Officer in payment for services for the three months ended June 30, 2011. The shares were valued based on contemporaneous sales to unrelated third party investors.

On January 7, 2011, the Company issued 500,000 shares of common stock valued at $0.10 per share or $50,000 to its Chief Operating Officer in payment for services for the three months ended March 31, 2011. The shares were valued based on contemporaneous sales to unrelated third party investors. In addition as discussed above, the officer on January 7, 2011 paid $0.05 per share for 3,000,000 shares that had a fair value of $0.10 per share or $300,000 resulting in $150,000 of compensation expense.

Common stock issued for the conversion of notes

On March 6, 2012, a convertible note in the amount of $137,500 was converted into 1,833,333 shares of common stock at the contractual conversion rate $0.075 per share (see Note 9).

NOTE 16 – STOCK PURCHASE WARRANTS AND OPTIONS

A summary of the Company’s warrant activity December 31, 2012 and December 31, 2011 is presented below:

Warrants

Following is a summary of warrants outstanding:

	For the Year Ended
	December 31, 2012		December 31, 2011
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	3,300,000	$0.14	-	-
Granted	4,470,000	$0.09	3,300,000	$0.14
Exercised	-	-	-	-
Forfeited	2,750,000	$0.10	-	-
Expired	-	-	-	-
Outstanding at end of period	5,020,000	$0.09	3,300,000	$0.14
Exercisable at end of period	5,020,000	$0.09	3,300,000	$0.14

Weighted average grant date fair value		$0.06		$0.10
Weighted average remaining contractual term		3.96		4.03

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On August 15, 2012, warrants to purchase 1,320,000 shares of common stock at $0.10 per share were issued to a related party in conjunction with a convertible note. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, risk free interest rate of .102% and a term of 5 years.

On May 11, 2012 warrants to purchase 275,000 shares of common stock at $0.10 per share were issued to an existing accredited investor in conjunction with a convertible note. As consideration for this further investment, the 250,000 existing warrants with a strike price $.10 were cancelled and reissued with a strike price of $0.075 per share. The new and existing warrants were both valued on the modification date using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, a risk free interest rate of 0.89% and a term of 5 years and 3 years, respectively. There was no additional expense resulting from the modification.

On February 24, 2012 warrants to purchase 1,375,000 shares of common stock at $0.10 per share were issued to an existing accredited investor in conjunction with a convertible note. As consideration for this further investment, the 1,250,000 existing warrants with a strike price $.10 were cancelled and reissued with a strike price of $0.075 per share. The new and existing warrants were valued on the modification date using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, a risk free interest rate of 0.89% and a term of 5 years. There was no additional expense resulting from the modification.

On July 18, 2011, warrants to purchase 1,250,000 shares of common stock at $0.10 per share were issued to an accredited investor in conjunction with a convertible note. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 347.62%, a risk free interest rate of 1.45% and a term of 5 years.

On July 15, 2011, warrants to purchase 1,250,000 shares of common stock at $0.10 per share were issued to an accredited investor in conjunction with a convertible note. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 347.62%, a risk free interest rate of 1.46% and a term of 5 years.

On July 14, 2011, warrants to purchase 250,000 shares of common stock at $0.10 per share were issued to an accredited investor in conjunction with a private offering. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 347.62%, a risk free interest rate of .66% and a term of 3 years.

On May 16, 2011, warrants to purchase a total of 500,000 shares of common stock at $0.10 per share were issued to three accredited investors in conjunction with a private offering. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 347.62%, a risk free interest rate of .93% and a term of 3 years.

On January 7, 2011, warrants to purchase 50,000 shares of common stock at $0.10 per share were issued to an accredited investor in conjunction with a private offering. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 347.62%, a risk free interest rate of 1.02% and a term of 3 years.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

A summary of the Company’s option activity December 31, 2012 and December 31, 2011 is presented below:

Options

Following is a summary of options outstanding:

	For the Year Ended
	December 31, 2012		December 31, 2011
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	-	-	15,000,000	$3.000
Granted	350,000	$0.035	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	15,000,000	$3.000
Outstanding at end of period	350,000	$0.035	-	-
Exercisable at end of period	100,000	$0.035	-	-

Weighted average grant date fair value		$0.04		-
Weighted average remaining contractual term		4.59		-

On August 2, 2012, the Company issued 250,000 options valued at $0.04 per options for a total of $10,000 to its President and CFO. The options vest equally every six months over a three year period. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, risk free interest rate of 0.61% and a term of 5 years. The expense in 2012 was not material.

On August 2, 2012, the Company issued 100,000 options to its new Chief Operating Officer. The options vest equally every six months over a three year period. The options were valued at $0.04 per option using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, risk free rate of 0.61% and a term of 5 years. On December 21, 2012, the COO was terminated. As part of the settlement agreement, all 100,000 options immediately vested and the Company recognized $4,000 total expense.

On July 7, 2009 three consultants were issued a series of options as follows:

1,000,000 share option to acquire shares at $1.00 per share

1,000,000 share option to acquire shares at $2.00 per share

1,000,000 share option to acquire shares at $3.00 per share

1,000,000 share option to acquire shares at $4.00 per share

1,000,000 share option to acquire shares at $5.00 per share

These options expired on August 1, 2011.

NOTE 17 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various states. There was no income tax expense in 2012 and 2011 due to the Company's net taxable losses. The Company had net operating loss carry forwards of approximately $4,201,878 as of December 31, 2012 available to offset taxable income through 2032. The valuation allowance increased by $148,362 in 2012. The Company has established a 100% valuation allowance.

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2007. None of the tax years subject to examination are currently under examination by a tax authority and the Company has not received notice of the intent by any tax authority to commence an examination.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The Company adopted the provisions of FIN No. 48 on January 1, 2009. As a result of the implementation of FIN No. 48, the Company did not recognize any liability for unrecognized tax benefits, since the Company has concluded that all of its tax positions are highly certain of being upheld upon examination by federal or state tax authorities.

The significant components of the Company’s deferred tax account balances are as follows:

	Year ended December 31,
	2012	2011
Deferred tax assets:
Net operating losses	$826,719	$625,794
Capital loss carryover	10,496	10,496
Contributions	333	333
Deferred revenue	787	-
Valuation allowance	(836,312)	(634,851)
Net deferred tax assets	$2,023	$1,772

Total deferred tax liabilities	(2,023)	(1,772)
Total net deferred taxes	$-	$-

Reconciliation of the differences between income tax benefit computed at the federal statutory tax rate of 15% and the provision for income tax benefit for the years ended December 31, 2012 and 2011 is as follows:

	Year ended December 31,
	2012	2011

Income tax (loss) at federal statutory rate	(15.00)%	(15.00)%
State taxes, net of federal benefit	(4.08)%	(4.68)%
Nondeductible items	1.93%	0.02%
Changes in valuation allowance	17.15%	19.66%
	0.00%	0.00%

NOTE 18 – SUBSEQUENT EVENTS

On January 1, 2013 the Company granted options to purchase 650,000 shares of common stock to its independent directors.  The options have an exercise price of $0.02 per share, a five-year term, vest on January 1, 2014¸ and are subject to continuing service as a director. The options were valued using the Black-Scholes model using a volatility of 508.21%, an expected term of 5 years and an interest rate of 0.76%. The options are valued at $14,500 and will be recognized as expense over the requisite service period.

On January 1, 2013, the Company received $19,400 from a related party in exchange for forty-five day original issue discount note with a face value of $20,000 and a maturity date of February 15, 2013. The original discount interest rate was 2% per month. On February 15, 2013, the related party agreed to extend the note for an additional thirteen days, through March 1, 2013 on the same terms and conditions.  The original discount interest of $200 was paid to the lender on February 15, 2013. On March 1, 2013, the related party agreed to extend the note for an additional month, through March 31, 2013 on the same terms and conditions.  The original discount interest of $400 was paid to the lender on March 1, 2013.

In January 1, 2013, the Company entered into a new agreement with a shareholder to rollover an existing line of credit in the amount of $50,000. The original line of credit was for a total of $60,000 and ISA repaid $10,000 of that obligation during 2012. The new note maintains similar terms and conditions but with a reduction in the monthly fee from 3% to 2.5%.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On February 8, 2013, the Company entered into an Inter-creditor Agreement with Liquid Capital Exchange, Inc. (the Company’s factor) and a shareholder who has a $165,000 original discount note dated July 15, 2012, secured by the intellectual property.  The Inter-creditor Agreement resolves a definition dispute concerning UCC’s filed by both parties to protect their collateral.  A part of this agreement calls for the shareholder to receive 5% of all factor advances to the company until such time the shareholder loan is paid in full.  Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the shareholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees.

On February 24, 2013, the original issue discount convertible note with a face value of $68,750 became due and payable. ISA is technically in default though no written notice has been received from the shareholder.  The Company is in discussions with the shareholder about either converting this note or extending for further period.  As of the date of this report discussions continue.

Exhibit Index

Filed or
Exhibit		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation	SB-2	4/7/07	3.1
3.2	Articles of Amendment to the Articles of Incorporation	SB-2	4/7/07	3.2
3.3	Bylaws	SB-2	4/7/07	3.4
10.1	WSR Consulting, Inc. Agreement dated September 11, 2009	8-K	10/16/09	10.3
14.1	Code of Ethics	10-K	3/29/10	14.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

———————

*

Management contract or compensatory plan or arrangement.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***

Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 819 S.W. Federal Highway, Suite 206, Stuart, Florida 34994.