Form 10-Q
period 2013-03-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2013-05-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding at May 14, 2013
Common Stock, $0.01 par value per share	30,599,417 shares

Table of Contents

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)	1

	Condensed Balance Sheets (unaudited)	1

	Condensed Statements of Operations (unaudited)	2

	Condensed Statements of Cash Flows (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	24

SIGNATURES	25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION SYSTEMS ASSOCIATES, INC.

BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,624	$-
Accounts receivable	126,081	35,708
Prepaid expenses	2,981	5,439
Total Current Assets	130,686	41,147

Property and equipment, net	16,877	18,306
Other assets	4,690	4,690

TOTAL ASSETS	$152,253	$64,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Checks written in excess of cash balance	$-	$3,880
Accounts payable	170,368	175,265
Accounts payable - related parties	9,939	6,158
Accrued payroll	87,283	-
Notes payable - related parties	290,841	229,025
Notes payable – shareholder	50,000	50,000
Notes payable (Convertible), net of discounts - related parties	40,513	24,953
Notes payable (Convertible), net of discounts - shareholders	81,607	69,542
Loan payable to factor	36,503	24,587
Loans payable – insurance	2,414	4,612
Line of credit	40,000	37,028
Deferred revenue	80,570	38,445
Accrued interest	17,172	11,508
Total Current Liabilities	907,210	675,003

Long-term liabilities
Notes payable (OID) - net of discounts, shareholders	145,917	143,866

Total Liabilities	1,053,127	818,869

Commitments and contingencies (Note 12)

Stockholders' Equity (Deficit)
Common stock-$.001 par value, 50,000,000 shares authorized, 30,599,417 and 30,599,417 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	30,599	30,599
Additional paid in capital	3,921,645	3,918,394
Accumulated deficit	(4,853,118)	(4,703,719)
Total Stockholders' Equity (Deficit)	(900,874)	(754,726)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$152,253	$64,143

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEM ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2013	2012

Revenue
Software and hardware sales	$72,085	$10,998
Services	136,777	64,597
Total Revenue	208,862	75,595

Cost of Revenue
Software and hardware	5,515	5,900
Services	93,021	39,207
Total Cost of Revenue	98,536	45,107

Gross Profit	110,326	30,488

Operating Expenses
Administrative and general	55,195	74,090
Salaries and employee benefits	128,563	127,772
Professional fees	25,948	19,990
Total Operating Expenses	209,706	221,852

(Loss) Before Other Income (Expense)	(99,380)	(191,364)

Other Income (Expense)
Factoring fees	(5,755)	(3,783)
Interest expense	(44,264)	(127,840)
Loss on property and equipment	-	-
Total Other Income (Expense)	(50,019)	(131,623)

Net (Loss)	$(149,399)	$(322,987)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding	30,599,417	30,268,816

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net (Loss)	$(149,399)	$(322,987)
Adjustments to reconcile net (loss) to net cash provided from operating activities:
Depreciation	1,429	2,702
Amortization of software	-	9,006
Amortization of prepaids	2,458	-
Amortization of prepaid consulting	-	17,500
Amortization of original issue discount	6,044	11,287
Amortization of beneficial conversion feature value	10,556	55,330
Amortization of warrant discounts	14,378	57,536
Options issued for services	3,250	-
Changes in operating assets and liabilities:
Accounts receivable	(90,374)	122,885
Accounts payable	(4,897)	22,496
Accounts payable - related party	3,781	-
Accrued expenses	87,284	-
Accrued interest	5,663	1,029
Deferred revenue	42,125	-
Net Cash (Used in) Operating Activities	(67,702)	(23,216)

Cash Flows from Investing Activities
Net Cash (Used In) Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from line of credit facility	35,385	1,675
Repayments of line of credit facility	(32,422)	(200)
Insurance premium proceeds	-	227
Insurance premium repayments	(2,198)	-
Proceeds from factor, net of repayments	11,916	-
Repayments to factor, net of proceeds	-	(71,499)
Repayment for checks written in excess of cash balances	(3,880)	-
Proceeds from shareholder	-	35,000
Repayment to shareholder	(1,302)	-
Proceeds from convertible notes, shareholders	-	62,500
Proceed from notes related parties	86,210	-
Repayment to related parties	(24,383)	-
Net Cash Provided by Financing Activities	69,326	27,703

Net Change in Cash and Cash Equivalents	1,624	4,487
Cash and Cash Equivalents at Beginning of period	-	988
Cash and Cash Equivalents at End of Period	$1,624	$5,475

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,497	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

Concentrations

Cash Concentrations

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at the date of this report.

Significant Customers and Concentration of Credit Risk

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues for the three months ended March 31, 2013 and total accounts receivable at March 31, 2013:

Revenue		Accounts Receivable
Customer A	50%	Customer A	88%
Customer B	40%	Others	12%
Other	10%

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

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. As of the date of this report, outstanding warrants to purchase an aggregate of 5,020,000 shares of stock and outstanding options to purchase 1,000,000 shares of stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive. These warrants and options may dilute future earnings per share.

Reclassification

Certain reclassifications have been made to the 2012 Financial Statements to conform to current 2013 presentation.  The reclassifications include labor costs for services and amortization of capitalized software costs which were formerly recorded in general and administrative expenses and are now recorded in cost of sales.

Recent Issued Accounting Standards

We have implemented all new accounting standards that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net operating loss and cash used in operations for the quarter ended March 31, 2013 of $149,399 and $67,702 and the working capital deficit, stockholders’ deficit and accumulated deficit as of March 31, 2013 was $776,524, $ 900,874 and $4,853,118 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. During 2013 the management has arranged with a related party for working capital up to $200,000 to finance on-going projects. Our management is also currently engaged in discussions with the capital markets to raise additional funds for expansion including software development and marketing. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING

In December 2011 the Company entered into an agreement with a Factoring company whereby the Company will assign, in the Factor’s sole discretion, selected accounts receivable to the Factor in exchange for initial cash funding ("factor advances") for up to 80% of the factored receivable. The minimum 20% reserve held back by the Factor is released after collection of the account receivable by the Factor. The company pays a 3% factor fee for each factored receivable. Since the factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable are fully secured by substantially all assets of the Company, the factoring advances have been treated as secured loans on the accompanying balance sheets. The total accounts receivable factored in during the period ending March 31, 2013 was $163,240. The factor fees paid during the period ending March 31, 2013 was $5,755. Total outstanding accounts receivable factored as of March 31, 2013, which is included in Accounts Receivable on the accompanying balance sheets, was $70,476.

The Company has total Accounts Receivable as follows:

	March 31, 2013	December 31, 2012
Accounts Receivable	$55,605	$4,974
Factored Receivables	70,476	30,734
Allowance for Doubtful Accounts	-	-
Total Accounts Receivable	$126,081	$35,708

NOTE 4 – PROPERTY AND EQUIPMENT

The Company has total Property and Equipment as follows:

	March 31, 2013	December 31, 2012
Computer software (purchased)	$590	$590
Website development costs	10,072	10,072
Furniture, fixtures, and equipment	40,712	40,712
Leasehold improvements	1,664	1,664
	53,038	53,038
Less accumulated depreciation and amortization	36,161	34,732
	$16,877	$18,306

Depreciation expense of $1,429 was recorded for the period ended March 31, 2013.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

NOTE 5 – NOTES PAYABLE – Related Parties

The Company’s notes payable to related parties classified as current consist of the following:

	March 31, 2013		December 31, 2012
Notes Payable	Principal	Interest*	Principal	Interest*
Related party	$151,965	2.5%	$85,755	2.5%
Related party	45,000	1.5%	25,000	1.5%
President & COO	20,209	-	32,602	-
CEO	73,667	-	85,668
Total	$290,841		$229,025

———————

* interest rate per month

On August 30, 2012 a company that is majority owned by a foreign investor and personal friend of the Company’s President and COO, entered into an arrangement with the Company to loan up to $200,000 on a revolving basis at an interest rate of 2.5% per month based on purchase orders or invoices that have not been previously factored. The initial deposit for this loan came from the Company’s President and COO pursuant to the investor, who is a foreign national, setting up an appropriate entity to handle further transactions. Further, the Company’s President and COO has personally guaranteed the loan. At March 31, 2013 and December 31, 2012 there was outstanding principal balance of $151, 965 and $85,755, respectively. Accrued interest at March 31, 2013 and December 31, 2012 was $15,643 and $8,669, respectively.

On June 27, 2012 an individual whom the Company’s President and COO has significant influence over, loaned the Company $10,000 at an interest rate of 1.5% interest per month payable monthly. Between July 13, 2012 and July 24, 2012 the related party advanced an additional $15,000. On January 1, 2013, the Company received $19,400 from this related party in exchange for forty-five day original issue discount note with a face value of $20,000 and a maturity date of February 15, 2013. The original discount interest rate was 2% per month. On February 15, 2013, the related party agreed to extend the note for an additional thirteen days, through March 1, 2013 on the same terms and conditions. The original discount interest of $200 was paid to the lender on February 15, 2013. On March 1, 2013, the related party agreed to extend the note for an additional month, through March 31, 2013 on the same terms and conditions. At March 31, 2013 and December 31, 2012 there was outstanding principal balance of $45,000 and $25,000, respectively. Accrued interest at March 31, 2013 and December 31, 2012 was $333 and $407.

On May 31, 2012 the Company’s President and COO made a $30,000 short-term advance to the Company. During the second and third quarter, additional advances totaling $50,975 were made. No interest was due on these short-term advances. At December 31, 2012 the advances had been paid in full. During the third quarter the Company deferred $71,012 of payroll for this officer and recorded the amount as a non-interest bearing loan payable. The Company paid down the loan by $39,788 leaving a balance at year-end of $31,224. During the third quarter the officer used his personal credit card to purchase a Company computer in the amount of $1,378 which is recorded as a loan payable. The Company pays these loans as sufficient funds become available. At March 31, 2013 and December 31, 2012 this officer had an outstanding loan balance of $20,209 and $32,602, respectively

On May 28, 2011, the Company’s Chairman and CEO advanced the Company $25,000 in exchange for a promissory note, bearing an annual interest of 6% and a repayment term of seven months. On January 1, 2012, the note was extended for a further 12 months. As of December 31, 2012 the note and accrued interest was paid in full. During the second quarter of 2012, the Company reclassified $30,265 of accounts payable balances due to the CEO, to loan payable - officer. These balances were a result of Company expenses charged to the CEO’s personal credit cards. The Company was previously paying the credit card companies directly for these expenses incurred. During the third quarter 2012 the company recorded accrued payroll for this officer. The resultant net pay was converted to a non-interest bearing loan payable in the amount of $54,682. The Company pays these loans as sufficient funds become available. At March 31, 2013 and December 31, 2012 this officer had an outstanding loan balance of $73,668 and $85,668, respectively

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

NOTE 6 – NOTE PAYABLE – Shareholder

The Company’s notes payable to shareholder classified as current at March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013		December 31, 2012
Note Payable	Principal	Interest*	Principal	Interest*
Shareholder	$50,000	3.0%	$50,000	3.0%

———————

* Interest rate per month

On January 11, 2012 a shareholder loaned the Company $35,000 at 3% interest per month for one year. On April 13 2012, the shareholder loaned additional principal to the Company in the aggregate amount $25,000. On June 28, 2012, the Company made a $10,000 principal payment on the note. In January 1, 2013, the Company entered into a new agreement with a shareholder to rollover an existing line of credit in the amount of $50,000. The original line of credit was for a total of $60,000 and ISA repaid $10,000 of that obligation during 2012. The new note maintains similar terms and conditions but with a reduction in the monthly fee from 3% to 2.5%. At March 31, 2013 and December 31, 2012 the principal balance on the note was $50,000 and $50,000, respectively. At March 31, 2013 and December 31, 2012 the accrued interest on the note balance was $1195 and $2432, respectively.

NOTE 7 – NOTE PAYABLE, CONVERTIBLE – Related Party

	March 31, 2013			December 31, 2012
Notes Payable - Convertible	Principal	Unamort Disc	Principal, Net of Discount	Principal	Unamort Disc	Principal, Net of Discount
Related Party Affiliate	$66,000	(25,487)	$40,513	$66,000	(41,047)	$24,953

On June 20 and 28, 2012, a related party who is an affiliate of the President and COO, made a non interest bearing short-term loan to the Company in the amount of $60,000. On August 15, 2012, this loan was exchanged for a one year original issue discount convertible note with detachable warrants. The face value of the note is $66,000. The $6,000 original issue discount is expensed as interest over the term of the note. The convertible note payable is convertible into 1,320,000 shares of the Company’s common stock at a conversion rate of $0.05 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at a relative fair value of $28,571. The five-year warrants to purchase 1,320,000 shares of the Company’s common stock at an exercise price of $0.10 were valued at a relative fair value of $31,429 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .102%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note to be amortized to interest expense over the term of the note term. The net value of the note at March 31, 2013 and December 31, 2012 was $40,513 and $24,953, respectively.

NOTE 8 – NOTES PAYABLE, CONVERTIBLE – Shareholders

	March 31, 2013			December 31, 2012
Notes Payable - Convertible	Principal	Unamort Disc	Principal, Net of Discount	Principal	Unamort Disc	Principal, Net of Discount
Shareholder	$68,750	$-	$68,750	$68,750	$(10,171)	$58,579
Shareholder	13,750	(893)	12,857	13,750	(2,787)	10,963
	$82,500	$(893)	$81,607	$82,500	$(12,958)	$69,542

On July 18th, 2011 the Company received $125,000 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $137,500. The $12,500 original issue discount is expensed as interest over the term of the note. The convertible note payable is convertible into 1,375,000 shares of the Company’s common stock at a conversion rate of $0.10 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.10 were valued at their relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. On February 24, 2012, the shareholder made an additional investment of $62,500 (see following paragraph for

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

details). As a condition for this further investment, the conversion price of the note issued on July 18, 2011 was reduced to $.075 and an equivalent reduction in the exercise price of the warrants was executed. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes and all remaining discounts were expensed. The exercise price exceeded the stock price on the date of modification; therefore no beneficial conversion value was recorded for the new note. On March 6, 2012 the shareholder converted this note in the amount of $137,500, at the contractual conversion rate of $.075, into 1,833,333 shares of common stock (see Note 14).

On February 24, 2012, the Company received an additional $62,500 from the shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $68,750. The $6,250 original issue discount is recorded as debt discount and expensed as interest over the term of the note. The convertible note payable is convertible into 1,375,000 shares of the Company’s common stock at a conversion rate of $0.05 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $24,606. The five-year warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.10 were valued at a relative fair value of $37,894 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .89%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. On February 24, 2013, this note became due and payable. ISA is technically in default though no written notice has been received from the shareholder. The Company is in discussions with the shareholder regarding either converting the note or extending it for further periods. As of the date of this report discussions continue. The net value of the note at March 31, 2013 and December 31, 2012 was $68,750 and $58,579 respectively.

On May 11, 2012, the Company received an additional investment of $12,500 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $13,750. The $1,250 original issue discount is expensed as interest over the term of the note. The convertible note payable is convertible into 275,000 shares of the Company’s common stock at a conversion rate of $0.05 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $1,545. The five-year warrants to purchase 275,000 shares of the Company’s common stock at an exercise price of $0.10 were valued at the relative fair value of $4,970 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .096%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. The net value of the note at March 31, 2013 and December 31, 2012 was $12,857 and $10,963, respectively.

NOTE 9 – NOTE PAYABLE – OID – LONG TERM LIABILITY – Shareholder

	March 31, 2013			December 31, 2012
Notes Payable - Convertible	Principal	Unamort Disc	Principal, Net of Discount	Principal	Unamort Disc	Principal, Net of Discount
Shareholder	$163,698	(17,781)	$145,917	$165,000	(21,134)	$143,866

On July 15th, 2011 the Company received $125,000 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $137,500. The $12,500 original issue discount is recorded as debt discount and expensed as interest over the term of the note. The convertible note payable is convertible into 1,375,000 shares of the Company’s common stock at a conversion rate of $0.10 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.10 were valued at the relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. The net liability of $63,664 was included as a current liability at December 31, 2011. On July 15, 2012, the maturity date, the $137,500 note was exchanged for a new two year original discount secured note. The note is secured by the Company’s intellectual property, notably the patent for OSPI. In exchange for the security the investor agreed to waive the conversion rights and cancel the warrants issued with the original note. On February 8, 2013, the Company entered into an Inter-creditor Agreement with Liquid Capital Exchange, Inc. (the Company’s factor) and a shareholder who has a $165,000 original discount note dated July 15,

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

2012, secured by the intellectual property. The Inter-creditor Agreement resolves a definition dispute concerning UCC’s filed by both parties to protect their collateral. A part of this agreement calls for the shareholder to receive 5% of all factor advances to the company until such time the shareholder loan is paid in full. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the shareholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. The face value of the note is $165,000. The $27,500 original issue discount is expensed as interest over the term of the note. The net value of the note at March 31, 2013 and December 31, 2012 was $147,219 and $143,866, respectively.

NOTE 10 – LOANS PAYABLE - INSURANCE

On August 31, 2012, the Company incurred short term financing of $5,794 for the purchase of Directors’ & Officers’ insurance. The interest rate on the financing was 6.96% and will mature July 2013. As of March 31, 2013 and December 31, 2012 the balance on the note incurred for insurance financing was $1,774 and $3,517, respectively.

NOTE 11 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of March 31, 2013 and December 31, 2012 was $40,000 and $37,028, respectively. The interest rate is the Prime Rate plus 3%. The CEO of the Company is the personal guarantor. The line of credit is due on demand with an expiration date of April 30, 2014.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Rent expense for the periods ending March 31, 2013 and March 31, 2012 were $5,732 and $15,214, respectively.

Five Year Minimum Lease Payment Schedule
Year
2013	$23,040
2014	24,480
2015	-
2016	-
2017	-
Total	$47,520

NOTE 13 – RELATED PARTIES

As of March 31, 2013 and December 13, 2012 there were various notes and loans payable to related parties (see Notes 5 and 7).

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

NOTE 14 – STOCKHOLDERS’ EQUITY

Common stock based payments for services

On January 2, 2012, the Company granted 100,000 shares of common stock valued at their fair value of $10,000 to an independent director in payment of director fees for the coming year which was fully expensed as of December 31, 2012.

Common stock issued for the conversion of notes

On March 6, 2012, a convertible note in the amount of $137,500 was converted into 1,833,333 shares of common stock at the contractual conversion rate $0.075 per share (see Note 8).

NOTE 15 – STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

Following is a summary of warrants outstanding:

	March 31, 2013		December 31, 2012
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg h Exercise Price
Outstanding at beginning of period	5,020,000	$0.09	3,300,000	$0.14
Granted	-	-	4,470,000	$0.09
Exercised	-	-	-	-
Forfeited	-	-	2,750,000	$0.10
Expired	-	-	-	-
Outstanding at end of period	5,020,000	$0.09	5,020,000	$0.09
Exercisable at end of period	5,020,000	$0.09	5,020,000	$0.09

Weighted average grant date fair value		$0.06		$0.06
Weighted average remaining contractual term		3.71		3.96

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

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

Options

Following is a summary of options outstanding:

	March 31, 2013		December 31, 2012
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	350,000	$0.035	-	-
Granted	650,000	$0.020	350,000	$0.035
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,000,000	$0.030	350,000	$0.035
Exercisable at end of period	100,000	$0.035	100,000	$0.035

Weighted average grant date fair value		$0.04		$0.04
Weighted average remaining contractual term		4.61		4.59

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

INFORMATION SYSTEMS ASSOCIATES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR COMPANY

We were incorporated in Florida in 1994 to engage in the business of developing software for the financial and asset management industries. We are currently engaged and plan to continue in the sale of asset management software for corporate information technology data centers and networks. ISA is a "solution provider" positioned to develop and deliver comprehensive asset management systems large data center assets.

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

For the Three months ended March 31, 2013 compared to March 31, 2012

Revenues

Revenues were $208,862 and $75,595 for the three months ended March 31, 2013 and 2012, respectively. The revenues increase for 2013 due to an increase in professional services revenue, software licensing revenue and customer service revenue by $62,326, $61,087, and $9,854 respectively.

Cost of Sales

Costs of sales were $98,536 and $45,107 for the three months ended March 31, 2013 and 2012, respectively. The increase in 2013 cost of sales is primarily due to an increase in professional services cost and customer services cost of $53,372 and $442, respectively, partially offset by a decrease in software licensing costs of $385.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 and 2012 were $209,706 and $221,852, respectfully. The decrease in operating expenses resulted primarily from a decrease in general and administrative expenses of $18,895, offset by an increase in salary and benefits of $791 and an increase in professional fees of $5,958.

Loss before other Income (Expense)

We had a loss from operations for the three months ended March 31, 2013 and 2012 of $99,380 and $191,364, respectfully. The decrease in the loss resulted from a $79,838 increase in gross profit.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended March 31, 2013 and 2012 was $44,264 and $127,840 respectfully. The decrease in interest expense resulted from decrease of amortization of interest expense of $91,631 associated with original issue discount notes, the beneficial conversion feature and warrants issued associated with our convertible notes offset by an increase in notes payable interest of $8,055.

INFORMATION SYSTEMS ASSOCIATES, INC.

Factor Fees

Factoring fees for the three months ending March 31, 2013 and 2012 were $5,755 and $3,781, respectfully. The $1,972 increase was due to an increase in the number of invoices factored.

Net Loss

Net loss for the three month period ended March 31, 2013 was $149,398 as compared with a net loss of $322,987 for the three month period ended March 31, 2012. Loss before other income (expense) decreased by $91,984, partially offset by a decrease in other expense of $81,604, due to decrease in interest on additional borrowing. Net loss per common share was $0.00 and $0.01 for the period ended March 31, 2013 and 2012, respectively. Weighted average common shares outstanding for the three month period ended March 31, 2013 and 2012 were 30,599,417 shares and 30,268,816 shares, respectively.

Liquidity and Capital Resources

Cash flows used in operations was $67,702 for the three month period ending March 31, 2013 and cash flow provided by operations was $23,216 for the three month period ending March 31, 2012.

Cash flows used in operations during the period ended March 31, 2013 were attributable to a net loss of $149,399 and an increase in accounts receivable of $90,374, offset by depreciation and amortization expense of $1,429, prepaid expenses $2,458, amortization of original issue discount, beneficial conversion value and warrant discounts of $30,978, options issued for services of $3,250, increase in accounts payable and accrued expenses $91,831, and an increase in deferred revenue of $42,125.

Cash flows used in operations during the period ended March 31, 2012 were attributable to a net loss of $322,987, offset by depreciation and amortization expense of $11,708, prepaid expenses $17,500, amortization of original issue discount, beneficial conversion value and warrant discounts of $124,153, decrease in accounts receivable of $122,885, increase in accounts payable and accrued expenses $23,525.

During the period ended March 31, 2013 and 2012, we experienced no effect from investing activities.

Cash flows provided by financing activities was $69,325 for the period ended March 31, 2013. These cash flows were provided by net proceeds from related party and shareholder notes of $60,525, net proceeds from line of credit of $2,962, and net proceeds from factors, net of repayments of $11,916; offset by insurance premium repayment of $2,198 and a repayment of checks written in excess of cash balances. Cash flows provided by financing activities was $27,703 for the period ended March 31, 2012. These cash flows were provided by net proceeds from related party and shareholder notes of $97,500, net proceeds from line of credit of $1,475, and insurance premium proceeds of $227: offset by net repayment of factors, net of proceeds of $71,498.

As of May 14, 2013 we had cash on hand of $4,250.  During 2013 the management has arranged with a related party for working capital up to $200,000 to finance on-going projects.  If we are unable to generate revenues sufficient to support our operations we will require additional debt or equity financing to meet the working capital needs of the Company. Our management also currently plans to raise additional funds for expansion including software development and marketing.

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

INFORMATION SYSTEMS ASSOCIATES, INC.

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

For sales arrangements that do not involve multiple elements:

(1)

Revenues for professional services, which are of short term duration, are recognized when services are completed.

(2)

Through the date of this report, software license sales have been one time sales of a perpetual license to use our software product and the customer also has the option to purchase third party manufactured handheld devices from us if they purchase our software license. Accordingly the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer.

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

INFORMATION SYSTEMS ASSOCIATES, INC.

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

INFORMATION SYSTEMS ASSOCIATES, INC.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INFORMATION SYSTEMS ASSOCIATES, INC.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position. There were no material changes during the first quarter to any pending legal proceedings previously reported.

ITEM 1A.  RISK FACTORS

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred a net loss of $149,399 and used cash in operating activities of $67,702 for the three months ended March 31, 2013. We anticipate these losses and cash flow deficits will continue for the foreseeable future. We have not reached a profitable level of operations and have negative working capital, all of which raise substantial doubt about our ability to continue as a growing concern. Our continued existence is dependent upon generating working capital. Because of our continuing losses, we have working capital to permit us to remain in business only through June 30, 2013, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

If we are unable to raise capital, we may not remain in business.

Other than a revolving loan from a related party which had approximately $27,000 available to borrow from at May 14, 2013, we have no other credit facility or other committed sources of capital sufficient to fund our business plan. We may be unable to establish credit arrangements on satisfactory terms. For that reason, we plan to raise additional funds by issuing convertible notes.  If we are unsuccessful in raising this capital, we may not be able to continue operations.

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

Our Lack of Revenues Makes Evaluating Our Business and Prospects Difficult

Since our inception, we have had limited revenues.  These factors make it difficult to evaluate our growth prospects. In addition, we have incurred significant losses each year.

INFORMATION SYSTEMS ASSOCIATES, INC.

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

INFORMATION SYSTEMS ASSOCIATES, INC.

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

•

The patent we own will not be challenged by competitors;

•

The patent will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; and

•

We will be successful in defending against future patent infringement claims asserted against our products.

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. In addition, changes in U.S. patent laws could prevent or limit us from filing patent applications or patent claims to protect our services and/or technologies or limit the exclusivity periods that are available to patent holders. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and included a number of significant changes to U.S. patent law, including the transition from a "first-to-invent" system to a "first-to-file" system and changed the way issued patents are challenged. These changes may favor larger and more established companies that have more resources than we do to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office recently issued new Regulations effective March 16, 2013 to administer the Leahy-Smith Act. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents. However, it is possible that in order to adequately protect our patents under the "first-to-file" system, we will have to allocate significant additional resources to the establishment and maintenance of a new patent application process designed to be more streamlined and competitive in the context of the new "first-to-file" system, which would divert valuable resources from other areas of our business. In addition to obtaining a patent on our technology, we have taken steps to protect our intellectual property and trade secrets by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

INFORMATION SYSTEMS ASSOCIATES, INC.

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

Risks Related to Our Common Stock

Because our common stock does not trade on a securities exchange, a number of investors cannot purchase our common stock, which has a depressive effect on our stock price.

Our common stock trades on the Over-The-Counter Bulletin Board which is not a national securities exchange. As a result of that and our stock price being under $5.00 most institutions cannot buy our stock and brokers generally cannot recommend to investors that they buy our stock. Trading is very limited. Unless an active market for our common stock develops, the price may decline in the future and is not likely to increase.

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

INFORMATION SYSTEMS ASSOCIATES, INC.

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

Our Board of Directors (the “Board”) may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share. This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

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

As of March 31, 2013, we had 30,599,417 shares of common stock outstanding of which our directors and executive officers own approximately 6,700,000 million shares which are subject to the limitations of Rule 144 under the Securities Act of 1933. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon exercise of options, are and will be freely tradable.

In general, Rule 144 provides that any non-affiliate of ISA, who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

INFORMATION SYSTEMS ASSOCIATES, INC.

An affiliate of ISA may sell after six months with the following restrictions:

(i)

we are current in our filings,

(ii)

certain manner of sale provisions, and

(iii)

filing of Form 144.

Because almost all of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitations), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

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

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements involving our liquidity and capital raising efforts. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the above Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

INFORMATION SYSTEMS ASSOCIATES, INC.

ITEM 6. EXHIBITS

Filed or
Exhibit		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	SB-2	4/7/07	3.1
3.2	Articles of Amendment to the Articles of Incorporation	SB-2	4/7/07	3.2
3.3	Bylaws	SB-2	4/7/07	3.4
10.1	WSR Consulting Agreement dated September 11, 2009	8-K	10/16/9	10.3
10.2	Form of Revolving Line of Credit				Filed
10.3	Form of Note Payable OID				Filed
10.4	Form of Option Agreement				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

———————

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INFORMATION SYSTEMS ASSOCIATES, INC.
Date: May 15, 2013	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: May 15, 2013	By:	/s/ Jacquelyn B. Bolles
Jacquelyn B. Bolles Chief Financial Officer