Form 10-Q
period 2013-06-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2013-08-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class A & B	Outstanding at August 14, 2013
Common Stock, $0.001 par value per share	75,873,250 shares

SIGNATURES	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,630	$-
Accounts receivable	184,893	35,708
Prepaid expenses	-	5,439
Total Current Assets	186,523	41,147

Property and equipment, net	15,448	18,306
Other assets	1,690	4,690

TOTAL ASSETS	$203,661	$64,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Checks written in excess of cash balance	$-	$3,880
Accounts payable	230,798	175,265
Accounts payable - related parties	297	6,158
Accrued payroll	172,202	-
Notes payable - related parties	288,507	229,025
Notes payable - shareholder	50,000	50,000
Notes payable (Convertible OID), net of discounts - related parties	56,967	24,953
Notes payable (Convertible OID), net of discounts - shareholders	68,750	69,542
Notes payable (Third Party)	45,000	-
Loan payable to factor	53,938	24,587
Loans payable - insurance	-	4,612
Line of credit	34,291	37,028
Deferred revenue	57,644	38,445
Accrued interest	13,930	11,508
Total Current Liabilities	1,072,324	675,003

Long-term liabilities
Notes payable (OID) - net of discounts, shareholders	141,958	143,866

Total Liabilities	1,214,282	818,869

Commitments and contingencies (Note 12)

Stockholders' Equity (Deficit)
Preferred stock $.001 par value, 1,000,000 shares authorized, -0- and -0- shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Common Stock - Class A, $.001 par value, 450,000,000 shares authorized, 57,548,251 and 57,298,251 issued and outstanding at June 30, 2013 and December 31, 2012,respectively	57,548	57,298
Common Stock - Class B, $.001 par value, 50,000,000 shares authorized, 11,500,000 and 11,500,000 issued and outstanding at June 30, 2013 and December 31, 2012,respectively	11,500	11,500
Additional paid in capital	3,921,445	3,880,196
Common Stock to be Issued - Class A 825,000 shares	13,750	-
Accumulated deficit	(5,014,864)	(4,703,719)
Total Stockholders' Equity (Deficit)	(1,010,621)	(754,726)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$203,661	$64,143

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFORMATION SYSTEM ASSOCIATES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2013	2012	2013	2012

Revenue
Software and hardware sales	$-	$615	$72,085	$11,613
Services	223,018	157,494	357,992	222,091
Total Revenue	223,018	158,109	430,077	233,704

Cost of Revenue
Software and hardware	1,277	-	6,792	5,900
Services	98,965	77,804	191,986	117,012
Total Cost of Revenue	100,242	77,804	198,778	122,912

Gross Profit	122,776	80,305	231,299	110,792

Operating Expenses
Administrative and general	92,460	60,685	147,655	135,333
Salaries and employee benefits	131,659	122,036	260,222	249,808
Professional fees	20,700	22,939	46,648	42,929
Total Operating Expenses	244,819	205,660	454,525	428,070

(Loss) Before Other Income (Expense)	(122,043)	(125,355)	(223,226)	(317,278)

Other Income (Expense)
Finance fees earned on sales	7,428	-	9,229	-
Factoring fees	(6,895)	(5,180)	(12,648)	(8,962)
Interest expense	(40,236)	(55,939)	(84,500)	(183,221)
Total Other Income (Expense)	(39,703)	(61,119)	(87,919)	(192,183)

Net (Loss)	$(161,746)	$(186,474)	$(311,145)	$(509,461)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding	68,937,140	68,798,251	68,798,501	66,802,647

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net (Loss)	$(311,145)	$(509,461)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	2,858	22,907
Amortization of prepaid consulting	-	17,500
Amortization of original issue discount	11,108	8,461
Amortization of beneficial conversion feature value	17,852	49,621
Amortization of warrant discounts	22,772	40,654
Options issued for services	8,167	-
Investor relation expense for warrant term modifications	33,333	-
Changes in operating assets and liabilities:
Accounts receivable	(149,185)	42,802
Prepaids	5,439	-
Other assets	3,000	-
Accounts payable	55,534	18,449
Accounts payable - related party	(5,861)	-
Accrued expenses	172,202	34,426
Accrued interest	2,422	1,784
Deferred revenue	19,199	-
Net Cash (Used in) Operating Activities	(112,305)	(272,857)

Cash Flows from Financing Activities
Repayment for checks written in excess of cash balances	(3,880)	-
Proceeds from notes - related parties	112,335	130,265
Repayments of notes - related parties	(52,852)	-
Proceeds from shareholder	-	50,000
Proceeds from convertible notes, shareholders	-	76,250
Repayment of convertible notes, shareholders	(8,668)	-
Proceeds from factor, net of repayments	29,351	-
Repayments to factor, net of proceeds	-	60,939
Insurance premium proceeds	-	457
Insurance premium repayments	(4,612)	-
Proceeds from line of credit facility	32,400	58,466
Repayments of line of credit facility	(35,139)	(54,633)
Proceeds from third party notes	45,000	-
Net Cash Provided by Financing Activities	113,935	321,744

Net Change in Cash and Cash Equivalents	1,630	48,887
Cash and Cash Equivalents at Beginning of period	-	988
Cash and Cash Equivalents at End of Period	$1,630	$49,875

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,816	$18,859
Cash paid for taxes	$-	$-

Non-cash investing and financing activity
Conversion of convertible note and accrued interest	$13,750	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

Unaudited

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six  months ended June 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period. These unaudited condensed financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (our “10-K”).

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be a cash equivalent.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the accompanying unaudited financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards, valuation of long-lived assets for impairment and the measurement and useful lives of property and equipment. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at the date of this report.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

Unaudited

Significant Customers and Concentration of Credit Risk

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues for the three months ended June 30, 2013 and total accounts receivable at June 30, 2013:

June 30, 2013
Revenue		Accounts Receivable
Customer A	41%	Customer A	91%
Customer B	31%	Others	9%
Customer C	14%
Customer D	10%
Other	4%

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. As of the date of this report, outstanding warrants to purchase an aggregate of 19,860,000 shares of Class A stock and outstanding options to purchase 1,000,000 shares of Class B stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive. These warrants and options may dilute future earnings per share.

Reclassification

Certain reclassifications have been made to the 2012 Financial Statements to conform to current 2013 presentation.  The reclassifications include labor costs for services and amortization of capitalized software costs which were formerly recorded in general and administrative expenses and are now recorded in cost of sales.

Recent Issued Accounting Standards

We have implemented all new accounting standards that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

Unaudited

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net operating loss and cash used in operations for the six months ended June 30, 2013 of $311,145 and $112,305 and the working capital deficit, stockholders’ deficit and accumulated deficit as of June 30, 2013 was $885,801, $1,010,621 and $5,014,864 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. During 2013 management has arranged with a related party for working capital up to $200,000 to finance on-going projects. Our management is also currently engaged in discussions with the capital markets to raise additional funds for expansion including software development and marketing. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING

In December 2011 the Company entered into an agreement with a Factoring company whereby the Company will assign, in the Factor’s sole discretion, selected accounts receivable to the Factor in exchange for initial cash funding ("factor advances") for up to 80% of the factored receivable. The minimum 20% reserve held back by the Factor is released after collection of the account receivable by the Factor. The company pays a 3% factor fee for each factored receivable. Since the factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable are fully secured by substantially all assets of the Company, the factoring advances have been treated as secured loans on the accompanying balance sheets. The total accounts receivable factored during the period ending June 30, 2013 was $200,092. The factor fees paid during the three and six months ending June 30, 2013 was $6,895 and $12,648 respectively. Total outstanding accounts receivable factored as of June 30, 2013, which is included in Accounts Receivable on the accompanying balance sheet, was $76,312.

The Company has total Accounts Receivable as follows:

	June 30, 2013	December 31, 2012
Accounts Receivable	$108,581	$4,974
Factored Receivables	76,312	30,734
Allowance for Doubtful Accounts	-	-
Total Accounts Receivable	$184,893	$35,708

NOTE 4 – PROPERTY AND EQUIPMENT

The Company has total Property and Equipment as follows:

	June 30, 2013	December 31, 2012
Computer software (purchased)	$590	$590
Website development costs	10,072	10,072
Furniture, fixtures, and equipment	40,712	40,712
Leasehold improvements	1,664	1,664
	53,038	53,038
Less accumulated depreciation and amortization	(37,590)	(34,732)
	$15,448	$18,306

Depreciation expense of $1,429 and $2,858 was recorded for the three and six months ended June 30, 2013, respectively.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

Unaudited

NOTE 5 – NOTES PAYABLE – Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following:

	June 30, 2013		December 31, 2012
Notes Payable	Principal	Interest*	Principal	Interest*
Related party	$178,090	2.5%	$85,755	2.5%
Related party	45,000	1.5%	25,000	1.5%
President & COO	-	-	32,602	-
CEO	65,417	-	85,668
Total	$288,507		$229,025

On August 30, 2012 a company that is majority owned by a foreign investor and personal friend of the Company’s President and COO, entered into an arrangement with the Company to loan up to $200,000 on a revolving basis at an interest rate of 2.5% per month based on purchase orders or invoices that have not been previously factored. The initial deposit for this loan came from the Company’s President and COO pursuant to the investor, who is a foreign national, setting up an appropriate entity to handle further transactions. Further, the Company’s President and COO personally guaranteed the loan. At June 30, 2013 and December 31, 2012 there was outstanding principal balance of $178,090 and $85,755, respectively. Accrued interest at June 30, 2013 and December 31, 2012 was $12,749 and $8,669, respectively.

On June 27, 2012 an individual whom the Company’s President and COO has significant influence over, loaned the Company $10,000 at an interest rate of 1.5% interest per month payable monthly. Between July 13, 2012 and July 24, 2012 the related party advanced an additional $15,000. On January 1, 2013, the Company received $19,400 from this related party in exchange for forty-five day original issue discount note with a face value of $20,000 and a maturity date of February 15, 2013. The original discount interest rate was 2% per month. On February 15, 2013, the related party agreed to extend the note for an additional thirteen days, through March 1, 2013 on the same terms and conditions. The original discount interest of $200 was paid to the lender on February 15, 2013. On March 1, 2013, the related party agreed to extend the note for an additional month, through March 31, 2013 on the same terms and conditions.  On April 1, 2013, the related party agreed to extend the note for an additional month, through April 30, 2013 on the same terms and conditions.  On May 1, 2013, the related party agreed to extend the note for an additional month, through May 31, 2013 on the same terms and conditions.  On June 1, 2013, the related party agreed to extend the note for an additional month, through June 30, 2013 on the same terms and conditions. At June 30, 2013 and December 31, 2012 there was outstanding principal balance of $45,000 and $25,000, respectively. Accrued interest at June 30, 2013 and December 31, 2012 was $0 and $407.

On May 31, 2012 the Company’s President and COO made a $30,000 short-term advance to the Company. During the second and third quarter, additional advances totaling $50,975 were made. No interest was due on these short-term advances. At December 31, 2012 the advances had been paid in full. During the third quarter the Company deferred $71,012 of payroll for this officer and recorded the amount as a non-interest bearing loan payable. The Company paid down the loan by $39,788 leaving a balance at year-end of $31,224. During the third quarter the officer used his personal credit card to purchase a Company computer in the amount of $1,378 which is recorded as a loan payable. The Company paid these loans as sufficient funds became available. At June 30, 2013 and December 31, 2012 this officer had an outstanding loan balance of $0 and $32,602, respectively.

On May 28, 2011, the Company’s Chairman and CEO advanced the Company $25,000 in exchange for a promissory note, bearing an annual interest of 6% and a repayment term of seven months. On January 1, 2012, the note was extended for a further 12 months. As of December 31, 2012 the note and accrued interest was paid in full. During the second quarter of 2012, the Company reclassified $30,265 of accounts payable balances due to the CEO, to loan payable - officer. These balances were a result of Company expenses charged to the CEO’s personal credit cards. The Company was previously paying the credit card companies directly for these expenses incurred. During the third quarter 2012 the company recorded accrued payroll for this officer. The resultant net pay was converted to a non-interest bearing loan payable in the amount of $54,682. The Company pays these loans as sufficient funds become available. At June 30, 2013 and December 31, 2012 this officer had an outstanding loan balance of $65,417 and $85,668, respectively.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

Unaudited

NOTE 6 – NOTE PAYABLE – Shareholder

The Company’s notes payable to shareholder classified as current liability at June 30, 2013 and December 31, 2012 consists of the following:

	June 30, 2013		December 31, 2012
Note Payable	Principal	Interest*	Principal	Interest*
Shareholder	$50,000	3.0%	$50,000	3.0%

On January 11, 2012 a shareholder loaned the Company $35,000 at 3% interest per month for one year. On April 13 2012, the shareholder loaned additional principal to the Company in the aggregate amount $25,000. On June 28, 2012, the Company made a $10,000 principal payment on the note. On January 1, 2013, the Company entered into a new agreement with the shareholder to rollover an existing line of credit in the amount of $50,000. The original line of credit was for a total of $60,000 and ISA repaid $10,000 of that obligation during 2012. The new note maintains similar terms and conditions but with a reduction in the monthly fee from 3% to 2.5%. At June 30, 2013 and December 31, 2012 the principal balance on the note was $50,000 and $50,000, respectively. At June 30, 2013 and December 31, 2012 the accrued interest on the note balance was $1,181 and $2,432, respectively.

NOTE 7 – NOTE PAYABLE, CONVERTIBLE OID – Related Party

	June 30, 2013			December 31, 2012
Notes Payable - Convertible	Principal	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Related Party Affiliate	$66,000	(9,033)	$56,967	$66,000	(41,047)	$24,953

On June 20 and 28, 2012, a related party who is an affiliate of the President and COO, made a non interest bearing short-term loan to the Company in the amount of $60,000. On August 15, 2012, this loan was exchanged for a one year original issue discount convertible note with detachable warrants. The face value of the note is $66,000. The $6,000 original issue discount is expensed as interest over the term of the note. The convertible note payable is convertible into 1,320,000 shares of the Company’s Class B common stock at a conversion rate of $0.05 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at a relative fair value of $28,571. The five-year warrants to purchase 1,320,000 shares of the Company’s Class B common stock at an exercise price of $0.10 were valued at a relative fair value of $31,429 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .102%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note to be amortized to interest expense over the term of the note. The net value of the note at June 30, 2013 and December 31, 2012 was $56,967 and $24,953, respectively.

NOTE 8 – NOTES PAYABLE, CONVERTIBLE OID – Shareholders

	June 30, 2013				December 31, 2012
Notes Payable - Convertible	Principal	Conversion to Common Stock	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Shareholder	$68,750		-	$68,750	$68,750	$(10,171)	$58,579
Shareholder	13,750	(13,750)		-	13,750	(2,787)	10,963
	$82,500		-	$68,750	$82,500	$(12,958)	$69,542

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

Unaudited

On February 24, 2012, the Company received $62,500 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $68,750. The $6,250 original issue discount is recorded as debt discount and expensed as interest over the term of the note. The convertible note payable is convertible into 4,125,000 shares of the Company’s Class A common stock at a conversion rate of $0.017 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $24,606. The five-year warrants to purchase 3,750,000 shares of the Company’s Class A common stock at an exercise price of $0.033 were valued at a relative fair value of $37,894 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .89%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. On February 24, 2013, this note became due and payable. ISA is technically in default though no written notice has been received from the shareholder. The Company is in discussions with the shareholder regarding either converting the note or extending it for further periods. As of the date of this report discussions continue. The net value of the note at June 30, 2013 and December 31, 2012 was $68,750 and $58,579 respectively.

On May 11, 2012, the Company received an additional investment of $12,500 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $13,750. The $1,250 original issue discount is expensed as interest over the term of the note. The convertible note payable is convertible into 825,000 shares of the Company’s Class A common stock at a conversion rate of $0.017 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $1,545. The five-year warrants to purchase 825,000 shares of the Company’s Class A common stock at an exercise price of $0.033 were valued at the relative fair value of $4,970 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .096%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. On May 11, 2013, the shareholder verbally requested to convert the note into 825,000 shares common stock.  At the date of this report, the Company had not received the executed conversion documents and therefore has recorded the 825,000 shares in ‘Common Stock to be Issued’ (see Note 16). On May, 10th the Board of Directors adopted the resolution to issue this shareholder 250,000 shares as a condition of this additional investment.  The Company originally issued the shareholder 750,000 shares, at $0.033 per share, for a $25,000 investment on July 14th, 2011.  This investment was recalculated at $.016 per share resulting in the additional 250,000 shares. These shares were issued on May 23rd, 2013 (see Note 14).  The Company recorded an additional expense of $1,833 related to the share issuance based on the quoted share price on the grant date of $0.022.

NOTE 9 – NOTE PAYABLE – OID – LONG TERM LIABILITY – Shareholder

	June 30, 2013			December 31, 2012
Notes Payable - OID	Current Principal	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Shareholder	$156,332	$(14,374)	$141,958	$165,000	$(21,134)	$143,866

On July 15th, 2011 the Company received $125,000 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $137,500. The $12,500 original issue discount is recorded as debt discount and expensed as interest over the term of the note. The convertible note payable is convertible into 4,125,000 shares of the Company’s Class A common stock at a conversion rate of $0.033 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 3,750,000 shares of the Company’s Class A common stock at an exercise price of $0.033 were valued at the relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

Unaudited

The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. The net liability of $63,664 was included as a current liability at December 31, 2011. On July 15, 2012, the maturity date, the $137,500 note was exchanged for a new two year original issue discount secured note. The note is secured by the Company’s intellectual property, notably the patent for OSPI. In exchange for the security the investor agreed to waive the conversion rights and cancel the warrants issued with the original note. On February 8, 2013, the Company entered into an Inter-creditor Agreement with Liquid Capital Exchange, Inc. (the Company’s factor) and a shareholder who has a $165,000 original issue discount note dated July 15, 2012, secured by the intellectual property. The Inter-creditor Agreement resolves a definition dispute concerning UCC’s filed by both parties to protect their collateral. A part of this agreement calls for the shareholder to receive 5% of all factor advances to the company until such time the shareholder loan is paid in full. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the shareholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. The face value of the note is $165,000. The $27,500 original issue discount is expensed as interest over the term of the note. The net value of the note at June 30, 2013 and December 31, 2012 was $141,958 and $143,866, respectively.

NOTE 10 – NOTE PAYABLE – THIRD PARTY

On May 7, 2013 a third party loaned the Company $45,000 at 1.5% interest per month for six months. As of June 30, 2013 and December 31, 2012 the balance on the note was $45,000 and $0, respectively.  There was -0- accrued interest due as of June 30, 2013 and December 31, 2012.

NOTE 11 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of June 30, 2013 and December 31, 2012 was $34,291 and $37,028, respectively. The interest rate is the Prime Rate plus 3%. The CEO of the Company is the personal guarantor. The line of credit is due on demand with an expiration date of April 30, 2014.

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

On September 19, 2011, the Company entered into a 1 year sublease for 2,000 square feet in Las Vegas, Nevada. The sublease commenced on October 15, 2011 and requires monthly payments of $3,000.  The security deposit of $3,000 was expensed during the period ending June 30, 2013.

Rent expense for the six months ending June 30, 2013 and 2012 were $14,465 and $15,214, respectively.

Five Year Minimum Lease Payment Schedule
Year
2013	$11,520
2014	24,480
2015	-
2016	-
2017	-
Total	$36,000

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

Unaudited

NOTE 13 – RELATED PARTIES

As of June 30, 2013 and December 13, 2012 there were various notes and loans payable to related parties (see Notes 5 and 7).

NOTE 14 – STOCKHOLDERS’ EQUITY

Common stock issued for 3:1 forward split of Class A Common Stock

On August 1, 2013, the Company issued 42,915,502 shares, of which 38,365,501 relates to June 30, 2013 shares of Common Stock – Class A to non-affiliate shareholders.  (see Note 17)

Common stock issued for the conversion of notes

On May10th, 2013 the Board of Directors adopted the resolution to issue a shareholder 250,000 Class A shares as a condition of an additional investment.  The Company originally issued the shareholder 750,000 Class A shares, at $0.033 per share, for a $25,000 investment on July 14th, 2011.  This investment was recalculated at $0.017 per share resulting in the additional 250,000 shares.  These shares were issued on May 23rd , 2013.  The Company recorded an additional expense of $1,833 related to the share issuance based on the quoted share price on the grant date of $0.022.

NOTE 15 – STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

Following is a summary of warrants for Class A common shares outstanding:

	June 30, 2013		December 31, 2012
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	19,860,000	$.031	14,700,000	$.033
Granted	-	-	13,410,000	$.02
Exercised	-	-	-	-
Forfeited	-	-	8,250,000	$.031
Expired	-	-	-	-
Outstanding at end of period	19,860,000	$.031	19,860,000	$.031
Exercisable at end of period	19,860,000	$.031	19,860,000	$.031

Weighted average grant date fair value		$.016		$.016
Weighted average remaining contractual term		3.27		3.77

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

Unaudited

Options

Following is a summary of options for Class B common stock outstanding:

	June 30, 2013		December 31, 2012
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	350,000	$0.035	-	-
Granted	650,000	$0.020	350,000	$0.035
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,000,000	$0.030	350,000	$0.035
Exercisable at end of period	100,000	$0.035	100,000	$0.035

Weighted average grant date fair value		$0.03		$0.04
Weighted average remaining contractual term		4.36		4.59

On January 1, 2013 the Company granted options to purchase 650,000 shares of Class B common stock to its independent directors. The options have an exercise price of $0.02 per share, a five-year term, vest on January 1, 2014¸ and are subject to continuing service as a director. The options were valued using the Black-Scholes model using a volatility of 508.21%, an expected term of 5 years and an interest rate of 0.76%. The options are valued at $14,500 and will be recognized as expense over the requisite service period.  Total stock option expense for the six months ended June 30, 2013 was $8167.

NOTE 16 – COMMON STOCK TO BE ISSUED

On May 11, 2012, the Company received an additional investment of $12,500 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $13,750. The $1,250 original issue discount is expensed as interest over the term of the note. The convertible note payable is convertible into 825,000 shares of the Company’s Class A common stock at a conversion rate of $0.017 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $1,545. The five-year warrants to purchase 825,000 shares of the Company’s Class A common stock at an exercise price of $0.033 were valued at the relative fair value of $4,970 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .096%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. On May 11, 2013, the shareholder verbally requested to convert the note into 825,000 shares Class A common stock.  At the date of this report, the Company had not received the executed conversion documents and therefore has recorded the 825,000 shares in ‘Common Stock to be Issued’.

NOTE 17 – RECAPITALIZATION

The Company has affected a recapitalization by splitting the common stock into two classes – Class A common stock to be held by all shareholders except for those parties who may be deemed to be affiliates, namely all officers, directors and holders of more than 10% of the outstanding shares and Class B shareholders who are the presumed affiliates.  The only difference between Class A and Class B is that Class A shareholders will no longer have voting rights while Class B shareholders retain voting rights.  Each share of Class B Stock shall be convertible into one share of Class A Stock at the option of the holder beginning 90 days after the date this Second Amendment has been filed with the Florida Secretary of State.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2013

Unaudited

On August 1st, 2013 the Company filed the Second Articles of Amendment (the “Second Amendment”) creating the two classes, and also declared a two-for-one stock dividend to holders of Class A common stock of record on August 1, 2013 (the “Record Date”).  Shareholders that held one share of common stock on the Record Date, now own three shares.  No dividend was declared for holders of what is now Class B common stock.  The stock dividend was approved by the Board of Directors, and not the shareholders, as way of thanking the Company’s shareholders for their patience and rewarding them for giving management additional time to establish a path to profitability.

All future dividends and distributions will be shared without regard to the creation of classes.  The recapitalization occurred by the written consent of holders of more than the majority of our outstanding shares, based upon the recommendation of the Board of Directors.  Following obtaining that consent, on August 1, 2013, the Company filed the Second Amendment with the Florida Secretary of State, creating the two classes and also increasing the number of authorized shares to 450,000,000 shares of Class A common stock, 50,000,000 of Class B common stock and reducing the number of shares of preferred stock to 1,000,000 shares.  The Company increased the number of authorized shares of capital stock in order to accommodate the dividend described in the above paragraph and also permit the Company to have the ability to raise additional funds in order to support our future growth and fund our operations.

During the afternoon of August 7, 2013, the Financial Industry Regulatory Authority (“FINRA”), which regulates broker-dealers but not the Company, raised an issue as to the reclassification. The Company is staying implementation of the reclassification and dividend (discussed below) pending resolution of this matter with FINRA.

This change in capital structure was recorded retroactive in the accompanying Financial Statements for all periods presented.  The following table summarizes the recapitalization:

	Recapitalization August 1, 2013
	Before		After
	Par Value	Authorized Shares	Par Value	Authorized Shares
Authorized Shares
Preferred stock	.001	2,000,000	.001	1,000,000
Common Stock	.001	50,000,000	.001	-
Common Stock - Class A	.001	-	.001	450,000,000
Common Stock - Class B	.001	-	.001	50,000,000

Total Authorized Shares		52,000,000		501,000,000

Issued and Outstanding
Preferred stock	.001	-	.001	-
Common Stock	.001	32,957,751	.001	-
Common Stock - Class A	.001	-	.001	64,373,253
Common Stock - Class B	.001	-	.001	11,500,000

Total Authorized Shares		32,957,751		75,873,253

NOTE 18 – SUBSEQUENT EVENT

On July 17th, 2013 the Company entered into a one-year Consulting Agreement with Abacus Securities, an International Business Consulting Corporation in exchange for 6,000,000 shares Common Stock – Class A giving the effect of the two-for-one stock dividend to holders of record as of August 1, 2013.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

For the Three months ended June 30, 2013 compared to June 30, 2012

Revenues

Revenues were $223,018 and $158,109 for the three months ended June 30, 2013 and 2012, respectively. The revenues increase for 2013 is primarily due to an increase in professional services revenue and customer service revenue $51,395 and $14,131 respectively.

Cost of Revenues

Costs of revenues were $100,242 and $77,804 for the three months ended June 30, 2013 and 2012, respectively. The increase in 2013 cost of sales is due to an increase in professional services cost, software licensing costs, and customer services cost of $20,366, $1,278, and $795 respectfully.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 and 2012 were $244,819 and $205,660, respectfully. The increase in operating expenses primarily resulted from an increase in marketing and investor relations expense.

Loss before other Income (Expense)

The loss from operations for the three months ended, June 30, 2013 and 2012 was $122,043 and $125,355, respectfully.   The variances reported above in Revenue, Cost of Sales and Operating Expenses explain the difference.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended June 30, 2013 and 2012 was $40,236 and $55,939 respectfully. The decrease in interest expense primarily resulted from decrease of amortization of interest expense associated with original issue discount notes, the beneficial conversion feature and warrants issued associated with our convertible notes.

Factor Fees

Factoring fees for the three months ending June 30, 2013 and 2012 were $6,895 and $5,180, respectfully. The $1,715 increase was due to an increase in the number of invoices factored.

Net Loss

Net loss for the three month period ended June 30, 2013 and 2012 was $161,746 and $186,474, respectfully. The approximate $25,000 reduction in net loss was primarily due to the decrease in the amount of debt discount amortized on convertible note payable borrowing. Net loss per common share was $0.01 and $0.01 for the period ended June 30, 2013 and 2012, respectively. Weighted average common shares outstanding for the three month period ended June 30, 2013 and 2012 were 68,937,140 shares and 68,798,251 shares, respectively.

For the six months ended June 30, 2013 compared to June 30, 2012

Revenues

Revenues were $430,077 and $233,704 for the six months ended June 30, 2013 and 2012, respectively. The revenues increase for 2013 due to an increase in professional services revenue, software licensing revenue and customer service revenue by $111,915, $60,472, and $23,985 respectively.

Cost of Revenues

Costs of revenues were $198,778 and $122,912 for the six months ended June 30, 2013 and 2012, respectively. The increase in 2013 cost of sales is primarily due to an increase in professional services cost, software licensing cost, and customer services cost of $73,737, $893, and $1,237, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2013 and 2012 were $454,525 and $428,070 respectfully. The increase in operating expenses resulted primarily from an increase in general and administrative expenses, salary and benefits and professional fees of $12,322, $10,414 and $3,719, respectfully.

Loss before other Income (Expense)

We had a loss from operations for the six months ended June 30, 2013 and 2012 of $223,226 and $317,278, respectfully. The decrease in the loss resulted primarily from a $196,373 increase in gross profit.

Other Income (Expense)

Interest Expense

Interest expense for the six months ended June 30, 2013 and 2012 was $84,500 and $183,221 respectfully. The decrease in interest expense resulted from decrease of amortization of interest expense associated with original issue discount notes, the beneficial conversion feature and warrants issued associated with our convertible notes.

Factor Fees

Factoring fees for the six months ending June 30, 2013 and 2012 were $12,648 and $8,962, respectfully. The $3,686 increase was due to an increase in the number of invoices factored.

Net Loss

Net loss for the six month period ended June 30, 2013 and 2012 were $311,145 and $509,461 respectively.  The approximate $200,000 reduction in net loss was primarily due to the decrease in the amount of debt discount amortized on convertible note payable borrowing and increased revenues. Net loss per common share for the period ended June 30, 2013 and 2012 was $(.00) and $(.01), respectively. Weighted average common shares outstanding for the six month period ended June 30, 2013 and 2012 were 68,798,501 shares and 66,802,647 shares, respectively.

Liquidity and Capital Resources

Cash flows used in operations were $112,305 for the six month period ending June 30, 2013 and cash flow used in operations was $272,856 for the six month period ending June 30, 2012.

Cash flows used in operations during the period ended June 30, 2013 were attributable to a net loss of $311,145 and an increase in accounts receivable of $149,185, offset by depreciation and amortization expense of $2,858, amortization of original issue discount, beneficial conversion value and warrant discounts of $51,732, options issued for services of $8,167, increase in accounts payable and accrued expenses $ 227,736, and an increase in deferred revenue of $19,199.

During the period ended June 30, 2013 and 2012, we experienced no effect from investing activities.

Cash flows provided by financing activities was $113,935 for the period ended June 30, 2013. These cash flows were provided by net proceeds from related party and shareholder notes of $59,483, net proceeds from line of credit of $2,739, and net proceeds from factors, net of repayments of $29,351, and a repayment of checks written in excess of cash balances of $3,880.

As of August 14th, we had cash on hand of $6,453.  During 2013 the management has arranged with a related party for working capital up to $200,000 to finance on-going projects.  If we are unable to generate revenues sufficient to support our operations we will require additional debt or equity financing to meet the working capital needs of the Company.   Our management is in the process of  raising capital but this has been delayed due to inability to correctly price an offering pending the dividend/split and insufficient authorized shares.  Management is developing a new investor slide deck with Hayden IR and plans to present this in a series of conference calls over the next several weeks.  Also, debt will be repaid from a combination of future cash flows and investment raises via conversions.

OFF BALANCE SHEET ARRANGEMENTS

We have no-off balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. We believe that the determination of the carrying value of our long-lived assets, the valuation allowance of deferred tax assets and valuation of share-based payment compensation are the most critical areas where management’s judgments and estimates most affect our reported results. While we believe our estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on our estimates, assumptions and judgments as of the balance sheet date.

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

Recent Issued Accounting Standards

We have implemented all new accounting standards that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position. There were no material changes during the period of this report to any pending legal proceedings previously reported.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May10, 2013 the Board of Directors adopted the resolution to issue a shareholder 250,000 Class A shares as a condition of an additional investment.  The Company originally issued the shareholder 750,000 Class A shares, at $0.033 per share, for a $25,000 investment on July 14th, 2011.  This investment was recalculated at $0.017 per share resulting in the additional 250,000 shares.  These shares were issued on May 23, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

					Filed or
Exhibit		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	SB-2	4/7/07	3.1
3.2	Articles of Amendment to the Articles of Incorporation	SB-2	4/7/07	3.2
3.3	Bylaws	SB-2	4/7/07	3.3
3.4	Second Amendment to Articles of Incorporation				Filed
10.1	WSR Consulting Agreement dated September 11, 2009	8-K	10/16/09	10.1
10.2	Form of Revolving Line of Credit	10Q	05/15/13	10.2
10.3	Form of Note Payable OID	10Q	05/15/13	10.3
10.4	Form of Option Agreement	10Q	05/15/13	10.4
10.5	Abacus Securities Agreement, dated July 17, 2013				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

———————

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INFORMATION SYSTEMS ASSOCIATES, INC.
Date: August 14, 2013	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: August 14, 2013	By:	/s/ Jacquelyn B. Bolles
Jacquelyn B. Bolles Chief Financial Officer