Form 10-Q
period 2013-09-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2013-11-13
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class A & B	Outstanding at November 12, 2013
Common Stock, $0.001 par value per share	84,085,763 shares

SIGNATURES	22

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$773	$—
Accounts receivable	100,972	35,708
Prepaid expenses	44,667	5,439
Total Current Assets	146,412	41,147

Property and equipment, net	14,020	18,306
Other assets	1,690	4,690

TOTAL ASSETS	$162,122	$64,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Checks written in excess of cash balance	$—	$3,880
Accounts payable	250,648	175,264
Accounts payable - related parties	130	6,158
Accrued payroll	222,076	—
Notes payable - related parties	288,595	229,025
Notes payable - shareholder	50,000	50,000
Notes payable (Convertible OID), net of discounts - related parties	66,000	24,953
Notes payable (Convertible OID), net of discounts - shareholders	—	69,542
Notes payable (OID) - net of discounts, shareholder	138,952	—
Notes payable (Third Party)	45,000	—
Loan payable to factor	79,071	24,587
Loans payable - insurance	—	4,612
Line of credit	39,949	37,028
Deferred revenue	5,666	38,445
Accrued interest	15,133	11,508
Total Current Liabilities	1,201,220	675,002

Long-term liabilities
Notes payable (OID) - net of discounts, shareholders	—	143,866

Total Liabilities	1,201,220	818,868

Commitments and contingencies (Note 12)

Stockholders' Equity (Deficit)
Preferred stock $.001 par value, 1,000,000 shares authorized, -0- and -0- shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common Stock - Class A, $.001 par value, 450,000,000 shares authorized, 72,585,763 and 57,298,251 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	72,585	57,298
Common Stock - Class B, $.001 par value, 50,000,000 shares authorized, 11,500,000 and 11,500,000 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	11,500	11,500
Additional paid in capital	4,044,783	3,880,196
Common Stock to be Issued- Class A Stock, 1,856,256 shares	30,938	—
Accumulated deficit	(5,198,904)	(4,703,719)
Total Stockholders' Equity (Deficit)	(1,039,098)	(754,725)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$162,122	$64,143

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFORMATION SYSTEM ASSOCIATES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Revenue
Software and hardware sales	$—	$83,660	$72,085	$95,273
Services	157,441	187,785	515,433	409,876
Total Revenue	157,441	271,445	587,518	505,149

Cost of Revenue
Software and hardware	649	22,415	7,441	28,314
Services	56,205	114,091	248,191	231,103
Total Cost of Revenue	56,854	136,506	255,632	259,417

Gross Profit	100,587	134,939	331,886	245,732

Operating Expenses
Administrative and general	47,459	61,059	195,114	196,392
Salaries and employee benefits	142,458	146,124	402,680	395,932
Professional fees	25,681	11,025	72,329	53,954
Total Operating Expenses	215,598	218,208	670,123	646,278

(Loss) Before Other Income (Expense)	(115,011)	(83,269)	(338,237)	(400,546)

Other Income (Expense)
Finance fees earned on sales	—	—	9,230	—
Factoring fees	(11,542)	(1,994)	(24,190)	(10,956)
Interest expense	(57,488)	(39,038)	(141,988)	(222,259)
Total Other Income (Expense)	(69,030)	(41,032)	(156,948)	(233,215)

Net (Loss)	$(184,041)	$(124,301)	$(495,185)	$(633,761)

Basic and Fully Diluted (Loss) per Share:
Basic and fully diluted	$—	$—	$(0.01)	$(0.01)

Weighted average common shares outstanding	83,048,825	68,798,251	72,316,560	67,472,704

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net (Loss)	$(495,185)	$(633,761)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	4,287	33,053
Amortization of prepaid consulting	14,833	20,000
Amortization of discounts	63,108	36,463
Options issued for services	11,417	—
Investor relation expense for warrant term modifications	33,333	—
Interest and default penalty on convertible note	24,063	—
Changes in operating assets and liabilities:
Accounts receivable	(65,264)	97,711
Prepaids	5,439	—
Other assets	3,000	—
Accounts payable	75,510	9,540
Accounts payable - related party	(6,158)	—
Accrued expenses	222,076	12,119
Accrued interest	3,625	3,714
Deferred revenue	(32,779)	—
Net Cash (Used in) Operating Activities	(138,695)	(421,161)

Cash Flows from Financing Activities
Repayment for checks written in excess of cash balances	(3,880)	—
Proceeds from notes - related parties	98,959	205,176
Repayments of notes - related parties	(39,388)	—
Proceeds from shareholder	—	50,000
Proceeds from convertible notes, shareholders	—	135,000
Repayment of convertible notes, shareholders	(14,017)	—
Proceeds from original issue discount note, shareholder	—	137,500
Proceeds from factor, net of repayments	54,484	—
Repayments to factor, net of proceeds	—	(58,335)
Insurance premium proceeds	—	457
Insurance premium repayments	(4,612)	—
Proceeds from line of credit facility	32,302	104,276
Repayments of line of credit facility	(29,380)	(139,271)
Proceeds from third party note	45,000	—
Net Cash Provided by Financing Activities	139,468	434,803

Net Change in Cash and Cash Equivalents	773	13,642
Cash and Cash Equivalents at Beginning of period	—	988
Cash and Cash Equivalents at End of Period	$773	$14,630

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,798	$12,631
Cash paid for taxes	$—	$—

Non-cash investing and financing activity:
Conversion of convertible notes and accrued interest	$106,563	$—
Common stock issued for prepaid services	$59,500	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine  months ended September 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period. These unaudited condensed financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (our “10-K”).

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

SEPTEMBER 30, 2013

Unaudited

Significant Customers and Concentration of Credit Risk

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues for the nine months ended September 30, 2013 and total accounts receivable at September 30, 2013:

September 30, 2013

Revenue		Accounts Receivable
Customer A	74%	Customer A	68%
Customer B	17%	Customer B	22%
Other	9%	Other	10%
	100%		100%

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

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Unaudited

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net operating loss and cash used in operations for the nine months ended September 30, 2013 of $495,185 and $138,695 and the working capital deficit, stockholders’ deficit and accumulated deficit as of September 30, 2013 was $1,054,808, $1,039,098 and $5,198,904, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING

In December 2011 the Company entered into an agreement with a Factoring company whereby the Company will assign, in the Factor’s sole discretion, selected accounts receivable to the Factor in exchange for initial cash funding ("factor advances") for up to 80% of the factored receivable. The minimum 20% reserve held back by the Factor is released after collection of the account receivable by the Factor. The company pays a 3% factor fee for each factored receivable. Since the factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable are fully secured by substantially all assets of the Company, the factoring advances have been treated as secured loans on the accompanying balance sheets. The total accounts receivable factored during the nine months period ending September 30, 2013 was $479,248. The factor fees paid during the three and nine months ending September 30, 2013 was $11,542 and $24,190, respectively. Total outstanding accounts receivable factored as of September 30, 2013, which is included in Accounts Receivable on the accompanying balance sheet, was $98,839.

The Company has total Accounts Receivable as follows:

	September 30, 2013	December 31, 2012
Accounts Receivable	$2,133	$4,974
Factored Receivables	98,839	30,734
Allowance for Doubtful Accounts	—	—
Total Accounts Receivable	$100,972	$35,708

NOTE 4 – PROPERTY AND EQUIPMENT

The Company has total Property and Equipment as follows:

	September 30, 2013	December 31, 2012
Computer software (purchased)	$590	$590
Website development costs	10,072	10,072
Furniture, fixtures, and equipment	40,712	40,712
Leasehold improvements	1,664	1,664
	53,038	53,038
Less accumulated depreciation and amortization	(39,018)	(34,732)
	$14,020	$18,306

Depreciation expense of $1,429 and $4,287 was recorded for the three and nine months ended September 30, 2013, respectively.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Unaudited

NOTE 5 – NOTES PAYABLE – Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following:

	September 30, 2013		December 31, 2012
Notes Payable	Principal	Interest*	Principal	Interest*
Related party	$212,565	2.5%	$85,755	2.5%
Related party	25,000	1.5%	25,000	1.5%
President & COO	—	—	32,602	—
CEO	51,030	—	85,668	—
Total	$288,595		$229,025

———————

*

interest rate per month

On August 30, 2012 a company that is majority owned by a foreign investor and personal friend of the Company’s President and COO, entered into an arrangement with the Company to loan up to $300,000 on a revolving basis at an interest rate of 2.5% per month based on purchase orders or invoices that have not been previously factored. The initial deposit for this loan came from the Company’s President and COO pursuant to the investor, who is a foreign national, setting up an appropriate entity to handle further transactions. Further, the Company’s President and COO personally guaranteed the loan. At September 30, 2013 and December 31, 2012 there was outstanding principal balance of $212,565 and $85,755, respectively. Accrued interest at September 30, 2013 and December 31, 2012 was $13,926 and $8,669, respectively.

On June 27, 2012 an individual whom the Company’s President and COO has significant influence over, loaned the Company $10,000 at an interest rate of 1.5% interest per month payable monthly. Between July 13, 2012 and July 24, 2012 the related party advanced an additional $15,000. On January 1, 2013, the Company received $19,400 from this related party in exchange for forty-five day original issue discount note with a face value of $20,000 and a maturity date of February 15, 2013. The original discount interest rate was 2% per month. On February 15, 2013, the related party agreed to extend the note for an additional thirteen days, through March 1, 2013 on the same terms and conditions. The original discount interest of $200 was paid to the lender on February 15, 2013. On March 1, 2013, the related party agreed to extend the note for an additional month, through March 31, 2013 on the same terms and conditions.  On April 1, 2013, the related party agreed to extend the note for an additional month, through April 30, 2013 on the same terms and conditions.  On May 1, 2013, the related party agreed to extend the note for an additional month, through May 31, 2013 on the same terms and conditions.  On June 1, 2013, the related party agreed to extend the note for an additional month, through June 30, 2013 on the same terms and conditions. At September 30, 2013 and December 31, 2012 there was outstanding principal balance of $25,000 and $25,000, respectively. Accrued interest at September 30, 2013 and December 31, 2012 was $0 and $407.

On May 31, 2012 the Company’s President and COO made a $30,000 short-term advance to the Company. During the second and third quarter, additional advances totaling $50,975 were made. No interest was due on these short-term advances. At December 31, 2012 the advances had been paid in full. During the third quarter the Company deferred $71,012 of payroll for this officer and recorded the amount as a non-interest bearing loan payable. The Company paid down the loan by $39,788 leaving a balance at year-end of $31,224. During the third quarter the officer used his personal credit card to purchase a Company computer in the amount of $1,378 which is recorded as a loan payable. The Company paid these loans as sufficient funds became available. At September 30, 2013 and December 31, 2012 this officer had an outstanding loan balance of $0 and $32,602, respectively.

On May 28, 2011, the Company’s Chairman and CEO advanced the Company $25,000 in exchange for a promissory note, bearing an annual interest of 6% and a repayment term of seven months. On January 1, 2012, the note was extended for a further 12 months. As of December 31, 2012 the note and accrued interest was paid in full. During the second quarter of 2012, the Company reclassified $30,265 of accounts payable balances due to the CEO, to loan payable - officer. These balances were a result of Company expenses charged to the CEO’s personal credit cards. The Company was previously paying the credit card companies directly for these expenses incurred. During the third quarter 2012 the company recorded accrued payroll for this officer. The resultant net pay was converted to a non-interest bearing loan payable in the amount of $54,682. The Company pays these loans as sufficient funds become available. At September 30, 2013 and December 31, 2012 this officer had an outstanding loan balance of $51,030 and $85,668, respectively.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Unaudited

NOTE 6 – NOTE PAYABLE – Shareholder

The Company’s notes payable to shareholder classified as current liability at September 30, 2013 and December 31, 2012 consists of the following:

	September 30, 2013		December 31, 2012
Notes Payable	Principal	Interest*	Principal	Interest*
Shareholder	$50,000	3.0%	$50,000	3.0%

———————

*

interest rate per month

On January 11, 2012 a shareholder loaned the Company $35,000 at 3% interest per month for one year. On April 13 2012, the shareholder loaned additional principal to the Company in the aggregate amount $25,000. On June 28, 2012, the Company made a $10,000 principal payment on the note. On January 1, 2013, the Company entered into a new agreement with the shareholder to rollover an existing line of credit in the amount of $50,000. The original line of credit was for a total of $60,000 and ISA repaid $10,000 of that obligation during 2012. The new note maintains similar terms and conditions but with a reduction in the monthly fee from 3% to 2.5%. At September 30, 2013 and December 31, 2012 the principal balance on the note was $50,000 and $50,000, respectively. At September 30, 2013 and December 31, 2012 the accrued interest on the note balance was $1,208 and $2,432, respectively.

NOTE 7 – NOTE PAYABLE, CONVERTIBLE OID – Related Party

	September 30, 2013			December 31, 2012
Notes Payable - Convertible	Principal	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Related Party Affiliate	$66,000	—	$66,000	$66,000	(41,047)	$24,953

On June 20 and 28, 2012, a related party who is an affiliate of the President and COO, made a non interest bearing short-term loan to the Company in the amount of $60,000. On August 15, 2012, this loan was exchanged for a one year original issue discount convertible note with detachable warrants. The face value of the note is $66,000. The $6,000 original issue discount is expensed as interest over the term of the note. The convertible note payable is convertible into 1,320,000 shares of the Company’s Class B common stock at a conversion rate of $0.05 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at a relative fair value of $28,571. The five-year warrants to purchase 1,320,000 shares of the Company’s Class B common stock at an exercise price of $0.10 were valued at a relative fair value of $31,429 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .102%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note to be amortized to interest expense over the term of the note. On August 15, 2013, this note became due and payable.  ISA is technically in default though no written notice has been received from the related party.  The company is in discussions with the related party regarding either converting the note or extending it for further periods.  As of the date of this report discussions continue. The net value of the note at September 30, 2013 and December 31, 2012 was $66,000 and $24,953, respectively.

NOTE 8 – NOTES PAYABLE, CONVERTIBLE OID – Shareholders

	September 30, 2013				December 31, 2012
Notes Payable - Convertible	Principal	Conversion to Common Stock	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Shareholder	$68,750	(68,750)	—	$—	$68,750	(10,171)	$58,579
Shareholder	13,750	(13,750)		—	13,750	(2,787)	10,963
	$82,500	(82,500)	—	$—	$82,500	(12,958)	$69,542

On February 24, 2012, the Company received $62,500 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $68,750. The $6,250 original issue discount is recorded as debt discount and expensed as interest over the term of the note. The convertible note payable is convertible into 4,125,000 shares of the Company’s Class A common stock at a conversion rate of $0.017 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $24,606. The five-year warrants to purchase 3,750,000 shares of the Company’s Class A common stock at an exercise price of $0.033 were valued at a relative fair value of $37,894 based on using the Black-Scholes pricing

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Unaudited

model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .89%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. On February 24, 2013, this note became due and payable. On August 1, 2013 a settlement agreement was reached with the shareholder. The note was extended for six months in exchange for interest plus a 30% default penalty totaling $24,063. The note, including interest and penalty, valued at $92,813 was converted into 5,568,750 shares of Class A common stock. The conversion was based on the anti-dilution provision triggered by the recent 3:1 forward split and a $0.05 conversion rate. The net value of the note at September 30, 2013 and December 31, 2012 was $0 and $58,579, respectively.

On May 11, 2012, the Company received an additional investment of $12,500 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $13,750. The $1,250 original issue discount is expensed as interest over the term of the note. The convertible note payable is convertible into 825,000 shares of the Company’s Class A common stock at a conversion rate of $0.017 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $1,545. The five-year warrants to purchase 825,000 shares of the Company’s Class A common stock at an exercise price of $0.033 were valued at the relative fair value of $4,970 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .096%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. This note was converted in July of 2013 (See Note 14). The net value of the note at September 30, 2013 and December 31, 2012 was $0 and $10,963, respectively.

NOTE 9 – NOTE PAYABLE – OID– Shareholder

	September 30, 2013			December 31, 2012
Notes Payable - OID	Current Principal	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Shareholder	$150,983	$(12,031)	$138,952	$165,000	$(21,134)	$143,866

On July 15th, 2011 the Company received $125,000 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $137,500. The $12,500 original issue discount is recorded as debt discount and expensed as interest over the term of the note. The convertible note payable is convertible into 4,125,000 shares of the Company’s Class A common stock at a conversion rate of $0.033 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 3,750,000 shares of the Company’s Class A common stock at an exercise price of $0.033 were valued at the relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. The net liability of $63,664 was included as a current liability at December 31, 2011. On July 15, 2012, the maturity date, the $137,500 note was exchanged for a new two year original issue discount secured note. The note is secured by the Company’s intellectual property, notably the patent for OSPI. In exchange for the security the investor agreed to waive the conversion rights and cancel the warrants issued with the original note. On February 8, 2013, the Company entered into an Inter-creditor Agreement with Liquid Capital Exchange, Inc. (the Company’s factor) and a shareholder who has a $165,000 original issue discount note dated July 15, 2012, secured by the intellectual property. The Inter-creditor Agreement resolves a definition dispute concerning UCC’s filed by both parties to protect their collateral. A part of this agreement calls for the shareholder to receive 5% of all factor advances to the company until such time the shareholder loan is paid in full. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the shareholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. The face value of the note is $165,000. The $27,500 original issue discount is expensed as interest over the term of the note. The net value of the note at September 30, 2013 and December 31, 2012 was $138,952 and $143,866, respectively.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Unaudited

NOTE 10 – NOTE PAYABLE – THIRD PARTY

On May 7, 2013 a third party loaned the Company $45,000 at 1.5% interest per month for six months. As of September 30, 2013 and December 31, 2012 the balance on the note was $45,000 and $0, respectively.  There was $0 accrued interest due as of September 30, 2013 and December 31, 2012.

NOTE 11 – NOTE PAYABLE – LINE OF CREDIT

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of September 30, 2013 and December 31, 2012 was $39,949 and $37,028, respectively. The interest rate is the Prime Rate plus 3%. The CEO of the Company is the personal guarantor. The line of credit is ongoing with no expiration date.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease

On April 25, 2011, the Company entered into a 3 year escalating lease agreement for 1,352 square feet commencing July, 2011. The monthly rental rate is $1,800, $1,920 and $2,030 for the lease years ending July 31, 2012, 2013 and 2014, respectively. The Company incurred $1,664 in leasehold improvements prior to occupancy and paid a security deposit of $1,690.

On September 19, 2011, the Company entered into a 1 year sublease for 2,000 square feet in Las Vegas, Nevada. The lease commenced on October 15, 2011 and requires monthly payments of $3,280.  The lease was abandoned May of 2012 with six months remaining. The present value expense of the remaining lease payments in the amount of $19,680 has been accrued by the Company. The security deposit of $3,000 was expensed during the period ending June 30, 2013.

Rent expense for the nine months ending September 30, 2013 and 2012 were $20,436 and $46,021, respectively.

Five Year Minimum Lease Payment Schedule
Year
2013	$6,091
2014	16,242
2015	—
2016	—
2017	—
Total	$22,333

NOTE 13 – RELATED PARTIES

As of September 30, 2013 and December 31, 2012 there were various notes and loans payable to related parties (see Notes 5 and 7).

NOTE 14 – STOCKHOLDERS’ EQUITY

Common stock issued for 3:1 forward split of Class A Common Stock

On August 1, 2013, the Company issued 42,915,502 shares of Common Stock – Class A to non-affiliate shareholders, pursuant to a recapitalization. (See Note 17)

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Unaudited

Common stock issued for the conversion of notes

On May 10th, 2013 the Board of Directors adopted the resolution to issue a shareholder 250,000 Class A shares as a condition of an additional investment.  The Company originally issued the shareholder 750,000 Class A shares, at $0.033 per share, for a $25,000 investment on July 14th, 2011.  This July 14, 2011, investment was repriced at $0.025 per share resulting in the additional 250,000 shares.  These shares were issued on May 23rd, 2013.  The Company recorded an additional expense of $1,833 related to the share issuance based on the quoted share price on the grant date of $0.007.

On May 11, 2013, the shareholder verbally requested to convert a $13,750 note into 825,000 shares Class A common stock at the contractual conversion rate. The shares were issued during the third quarter when the Company received the appropriate conversion notice.

Common stock based payments for services

On July 17, 2013, the Company granted a consulting firm 6,000,000 shares of Class A common stock for a one year agreement.  2,000,000 of the shares were issued on August 23, 2013 and 4,000,000 of the shares were issued on August 30, 2013. The shares were valued at $0.006667 or $40,000 based on the quoted trading price on the grant date and the company recorded a prepaid expense to be amortized over the one-year term of the agreement.

On June 1, 2013, the Company granted a consulting firm 4,500,000 shares for a one year investor relations agreement.  The shares were issued September 26, 2013. The shares were valued at $0.004333 or $19,500 based on the quoted trading price on the grant date and the company recorded a prepaid expense to be amortized over the one-year term of the agreement.

On August 1st, 2013, a settlement agreement was reached to convert a convertible note in the amount of $68,750 plus default penalty and interest of $24,063, which was expensed, into 5,568,768 shares of common stock. The conversion occurred at the contractual conversion rate of $0.01667.  Of the total shares, 1,856,256 were Class A common stock with no restrictions.  These shares are currently awaiting the attorney opinion letter and are recorded in “Common Stock to Be Issued’ at the date of this report (see Note 17).  The remaining 3,712,500 Class A shares with a 144 restriction and a one year restriction were issued on September 26, 2013.

NOTE 15 – STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

Following is a summary of warrants for class A common shares outstanding:

	September 30, 2013		December 31, 2012
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	19,860,000	$0.031	14,700,000	$0.033
Granted	—	—	13,410,000	$0.020
Exercised	—	—	—	—
Forfeited	—	—	8,250,000	$0.031
Expired	—	—	—	—
Outstanding at end of period	19,860,000	0.031	19,860,000	$0.031
Exercisable at end of period	19,860,000	0.031	19,860,000	$0.031

Weighted average grant date fair value		$0.016		$0.016
Weighted average remaining contractual term		3.02		3.77

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Unaudited

Options

Following is a summary of options outstanding:

	September 30, 2013		December 31, 2012
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	350,000	$0.035	—	—
Granted	650,000	$0.020	350,000	$0.035
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of period	1,000,000	$0.030	350,000	$0.035
Exercisable at end of period	100,000	$0.035	100,000	$0.035

Weighted average grant date fair value		$0.03		$0.04
Weighted average remaining contractual term		4.11		4.59

On January 1, 2013 the Company granted options to purchase 650,000 shares of common stock to its independent directors. The options have an exercise price of $0.02 per share, a five-year term, vest on January 1, 2014¸ and are subject to continuing service as a director. The options were valued using the Black-Scholes model using a volatility of 508.21%, an expected term of 5 years and an interest rate of 0.76%. The options are valued at $14,500 and are being recognized as expense over the requisite service period.

NOTE 16 – COMMON STOCK TO BE ISSUED

On August 1st, 2013, a settlement agreement was reached to convert a note in the amount of $68,750 plus default penalty and interest of $24,063 into 5,568,768 shares of common stock.  Of the total shares, 1,856,256 were Class A common stock with no restrictions.  These shares are currently awaiting the attorney opinion letter and are recorded in “Common Stock to Be Issued’ at the date of this report. The remaining 3,712,500 Class A shares with a 144 restriction and a one year restriction were issued on September 26, 2013. (See Note 14)

NOTE 17 - RECAPITALIZATION

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

On August 1st, 2013 the Company filed the Second Articles of Amendment (the “Second Amendment”) creating the two classes, and also declared a two-for-one stock dividend to holders of Class A common stock of record on August 1, 2013 (the “Record Date”). Shareholders that held one share of common stock on the Record Date, now own three shares. No dividend was declared for holders of what is now Class B common stock. The stock dividend was approved by the Board of Directors as a way of thanking the Company’s shareholders for their patience and rewarding them for giving management additional time to establish a path to profitability.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Unaudited

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

This change in capital structure was recorded retroactive in the accompanying Financial Statements for all periods presented. The following table summarizes the recapitalization:

	Recapitalization August 1, 2013
	Before		After
	Par Value	Authorized Shares	Par Value	Authorized Shares
Authorized Shares
Preferred stock	.001	2,000,000.001		1,000,000
Common Stock	.001	50,000,000.001		—
Common Stock - Class A	.001	—	.001	450,000,000
Common Stock - Class B	.001	—	.001	50,000,000

Total Authorized Shares		52,000,000		501,000,000

Issued and Outstanding
Preferred stock	.001	—	.001	—
Common Stock	.001	32,957,751.001		—
Common Stock - Class A	.001	—	.001	64,373,253
Common Stock - Class B	.001	—	.001	11,500,000

Total Authorized Shares		32,957,751		75,873,253

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

We deliver turnkey software and service solutions that give large corporations control of their IT assets. Our mobile asset solution addresses data center equipment inventory, space utilization, and power and connectivity management. In conjunction with our data center asset management solutions, ISA also offers state of the art asset data collection and audit services focusing on the enterprise IT infrastructure. The data collection and audit services are based on our solution OSPI® which provides mobile data center asset management on a handheld device. It dramatically reduces the time and effort spent managing changes to the data center or performing asset inventories while greatly improving the accuracy of asset management data. It is the only mobile asset management system purposely built for use in the data center. It puts a full mobile solution within the data center manager's control, allowing data to be managed while in the data center at the time and place changes occur.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

For the Three months ended September 30, 2013 compared to September 30, 2012

Revenues

Revenues were $157,441 and $271,445 for the three months ended September 30, 2013 and 2012, respectively. The decrease in revenue for 2013 is due to a decrease in professional services revenue, software licensing revenue and customer service revenue of $10,538, $83,660 and $19,806, respectively.

Cost of Revenues

Costs of revenues were $56,854 and $136,506 for the three months ended September 30, 2013 and 2012, respectively. The decrease in 2013 cost of revenues is due to a decrease in professional services costs and software licensing costs of $69,491 and $21,766, respectively, offset by an increase in customer support costs of $11,605.

The decrease in professional services costs were attributed to a more efficient use of our contractors in regards to job scheduling and related travel expenses. The decrease in software licensing costs was due to software licenses being sold without the corresponding hardware costs. The increase in customer support costs were attributed to a slight salary increase for the customer support staff.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 and 2012 were $215,598 and $218,208, respectfully. The decrease in operating expenses primarily resulted from a decrease in depreciation expense, insurance expense, general and administrative expenses and salaries and benefits expense of $8,718, $7,577, $12,809 and $3,665, respectively. These were offset by an increase in marketing and investor relations expense and professional fees of $14,492 and $14,656, respectively. The decrease in depreciation and amortization was due to no software amortization in 2013. Software was fully amortized in 2012. The Company’s decrease in insurance expense of $7,577 was due to improved negotiations of our insurance premiums. The Company’s decrease in general and administrative expense was attributed largely to a decrease in rent expense of $9,482 because the Company no longer carries the Las Vegas office lease. The Company’s increase in professional fees was due to legal fees of $12,787 attributed to the preparation of private memorandum documents.

Loss before other Income (Expense)

The loss from operations for the three months ended, September 30, 2013 and 2012 was $115,011 and $83,270, respectfully.  The loss from operations can be attributed to the decrease in overall revenue of approximately $114,000. The increase in loss can also be attributed to an increase in both marketing and investor relations expense of $14,491 and professional services expenses of $14,656. This was slightly offset by a decrease in general and administrative expense, insurance expense, and depreciation expense of $12,809, $7,577, and $8,718, respectively.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended September 30, 2013 and 2012 was $57,488 and $39,038 respectfully. The increase in interest expense primarily resulted from an increase in note payable interest expense and note payable default expense of $21,649 and $24,063, respectively. This was offset by a decrease in note payable discount interest of $19,451.

Factor Fees

Factoring fees for the three months ending September 30, 2013 and 2012 were $11,542 and $1,994, respectfully. The $9,548 increase was due to an increase in the number of invoices factored.

Net Loss

Net loss for the three month period ended September 30, 2013 and 2012 was $184,041 and $124,301, respectfully. The approximate $60,000 increase in net loss was primarily due to the decrease in gross profit by approximately $34,000 and an increase in interest expense and factoring fees of approximately $20,000 and $10,000, respectively. Net loss per common share was nil and nil for the period ended September 30, 2013 and 2012, respectively. Weighted average common shares outstanding for the three month period ended September 30, 2013 and 2012 were 83,048,825 shares and 68,798,251 shares, respectively.

For the nine months ended September 30, 2013 compared to September 30, 2012

Revenues

Revenues were $587,518 and $505,149 for the nine months ended September 30, 2013 and 2012, respectively. The revenues increase for 2013 due to an increase in professional services revenue of $101,377 which was offset by a decrease in software licensing revenue of $23,188.

Cost of Revenues

Costs of revenues were $255,632 and $259,418 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in 2013 cost of sales is primarily due to a decrease in software costs of $20,873. This was offset by an increase in both customer support costs and professional services cost of $12,842 and $4,246, respectively. The decrease in software licensing costs was due to software licenses being sold without the corresponding hardware costs. The increase in customer support costs were attributed to a slight salary increase for the customer support staff.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013 and 2012 were $670,123 and $646,278, respectfully. The increase in operating expenses resulted primarily from an increase in marketing and investor relations expense, finance and bank charges, general and administrative expense, salaries and benefits and professional fees of $29,631, $1,893, $5,669, $6,749 and $18,375 respectively. These increases were offset by a decrease in depreciation and amortization, telecommunication expense and insurance expense of $28,767, $1,967 and $7,679, respectively. The Company’s increased cost of $19,905 in legal fees attributed to the increase in professional service fees. The increase costs for investor relations largely attributed to the increase in marketing and investor relations expense. The decrease in depreciation and amortization was due to no software amortization in 2013. Software was fully amortized in 2012. The Company’s decrease in insurance expense was due to improved negotiations of our insurance premiums. The Company’s decrease in general and administrative expense was attributed largely to a decrease in rent expense of $25,585 because the Company no longer carries the Las Vegas office lease.

Loss before other Income (Expense)

We had a loss from operations for the nine months ended September 30, 2013 and 2012 of $338,237 and $400,547 respectfully. The decrease in the loss resulted primarily from an $82,369 increase in total revenues which led to an increase in gross profits of $86,155. These were slightly offset by an increase in operating expense of $23,845.

Other Income (Expense)

Interest Expense

Interest expense for the nine months ended September 30, 2013 and 2012 was $141,988 and $222,259 respectfully. The decrease in interest expense resulted from decrease of amortization of interest expense associated with original issue discount notes, the beneficial conversion feature and warrants issued associated with our convertible notes.

Factor Fees

Factoring fees for the nine months ending September 30, 2013 and 2012 were $24,190 and $10,956, respectfully. The $13,234 increase was due to an increase in the number of invoices factored.

Net Loss

Net loss for the nine month period ended September 30, 2013 and 2012 were $495,185 and $633,762 respectively.  The approximate $139,000 reduction in net loss was primarily due to the decrease in the amount of debt discount amortized on convertible note payable borrowing and increased revenues. Net loss per common share for the period ended September 30, 2013 and 2012 was $.01 and $.01, respectively. Weighted average common shares outstanding for the nine month period ended September 30, 2013 and 2012 were 72,316,560 shares and 67,472,704 shares, respectively.

Liquidity and Capital Resources

Cash flows used in operations were $138,695 for the nine month period ending September 30, 2013 and cash flow used in operations was $421,162 for the nine month period ending September 30, 2012.

Cash flows used in operations during the period ended September 30, 2013 were attributable to a net loss of $495,185 and an increase in accounts receivable of $65,264, offset by depreciation and amortization expense of $4,287, amortization of prepaid consulting of $14,833, amortization of original issue discount, beneficial conversion value and warrant discounts of $63,108, options issued for services of $11,417,  investor relation expense of $33,333, interest and default penalty of $24,063, increase in accounts payable and accrued expenses $295,053 and a decrease in deferred revenue of $32,779.

During the period ended September 30, 2013 and 2012, we experienced no effect from investing activities.

Cash flows provided by financing activities was $139,468 for the period ended September 30, 2013. These cash flows were provided by net proceeds from related party and shareholder notes of $59,571, net proceeds from line of credit of $2,922, and net proceeds from factors of $54,484, and a repayment of checks written in excess of cash balances of $3,880.

As of October 31, 2013, we had cash on hand of $852.  During 2013 the management has arranged with a related party for working capital up to $200,000 to finance on-going projects. The investor recently agreed verbally to increase this to $300,000, pending ongoing negotiations on certain future professional services projects.  If we are unable to generate revenues sufficient to support our operations we will require additional debt or equity financing to meet the working capital needs of the Company.   Our management is in the process of raising capital but this was delayed due to inability to correctly price an offering pending the dividend/split and insufficient authorized shares.  This process is now complete and management has developed a new investor slide with plans to present this in a series of conference calls over the next several weeks.  Also, debt will be repaid from a combination of future cash flows and investment raises via conversions.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6. EXHIBITS

					Filed or
Exhibit		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	SB-2	4/7/07	3.1
3.2	Articles of Amendment to the Articles of Incorporation	SB-2	4/7/07	3.2
3.3	Bylaws	SB-2	4/7/07	3.3
3.4	Second Amendment to Articles of Incorporation				Filed
10.1	WSR Consulting Agreement dated September 11, 2009	8-K	10/16/09	10.1
10.2	Form of Revolving Line of Credit	10Q	05/15/13	10.2
10.3	Form of Note Payable OID	10Q	05/15/13	10.3
10.4	Form of Option Agreement	10Q	05/15/13	10.4
10.5	Abacus Securities Agreement, dated July 17, 2013	10Q	08/14/2013	10.5
10.6	Hayden IR Agreement				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

———————

*

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INFORMATION SYSTEMS ASSOCIATES, INC.
Date: November 12, 2013	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: November 12, 2013	By:	/s/ Jacquelyn B. Bolles
Jacquelyn B. Bolles Chief Financial Officer