Form 10-K
period 2013-12-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2014-04-15
CIK 1396536

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the closing price of the common stock of $0.0067 as reported by the OTC Bulletin Board on June 30, 2013 was $461,879.

Number of shares of common stock outstanding as of April 10, 2014 was 103,440,769.

PART I

ITEM 1. BUSINESS.

BUSINESS OVERVIEW

Information Systems Associates, Inc., (ISA) is dedicated to the mission of developing, marketing and delivering software and professional services to the world’s largest data centers in the area of IT Asset Management (ITAM). The focus of its technology and knowledge-based evolved out of its core strength in collecting and analyzing data about assets resident within these large data centers. The founder has spent more than 20 years understanding the process and creating and refining efficient methodologies for IT asset management. Over the next three years, the Company plans to further develop its software and services offerings, and market these solutions for the growing ITAM market place either as a standalone asset management solution or in conjunction with a comprehensive Datacenter Center Infrastructure Management (DCIM) solution from another vendor. DCIM is the ability to bridge the gap between critical IT assets and Facilities infrastructure. The design of ISA’s process and related software mean that we are able to work with almost any other DCIM provider. Specifically, the Company will focus on the asset management requirements of our clients and partners within specific geographic locations that will allow the Company to balance its investment requirements with income potential to develop a sustainable business. The Company has selected this specific application of its technology to seek revenue opportunities that are readily available in an identified market. The Company is currently developing a new ITAM system which is expected to be released in the 2nd quarter of 2014.

After careful research of both the available markets and the technology platform most likely to succeed, the Company will aim the bulk of its efforts at mid-size, enterprise and large data-centers all of which have an issue with both the collection of data, and accurate reporting (including auditing) for better management of IT assets and associated facilities. The company will use its knowledge base acquired over many years of working with clients on these issues to bring to the market an asset management system that can be utilized by its clients in conjunction with data collection and audit consulting from ISA.

The Company has already been executing this strategy since 2012 and has been funding both existing operations and planned development activities partially from cash-flow. The intention is to build our recurring revenue base with a steadily increasing number of clients who are achieving the benefits of a quality asset management system. This system may either be used in conjunction with a client’s existing DCIM system or as a standalone system where the ISA software fulfills most or all of the requirements.

From a business growth perspective, the Company will shift the emphasis from primarily professional services to an offering of software which may include a system managed by ISA along with specialist consultants to enable the clients to get the most out of their IT assets. The system is currently completing development and will replace in its entirety the existing On-Site Physical Inventory (OSPI) product. It is based on a foundation of workflow management for facilities where the requirements are similar, albeit the opportunities are greater. ISA will have the opportunity not only to gain market share within the IT space but also compete for large facilities management projects in conjunction with its development partner, FacilityTeam. ISA has signed a multi-year agreement for software development and currently has an option to take a minority stake in FacilityTeam at pre-revenue valuation.

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

Available market data suggests an increasing interest in and adoption of DCIM tools over the next five years, with an accelerating trend through 2016. At a recent Gartner's U.S. Data Center Conference, 25% of attendees polled stated that they already have DCIM tools in place, and more than 60% said they will deploy these tools within the next two years. ISA’s strength in exploiting the DCIM market comes from our in-depth understanding of how data centers are evolving especially with rapid growth in demand for computing power and associated communications driven by the latest trends in social networking, Search and online applications. ISA intends to exploit this growth by continuing to enhance its product offerings that complement and enhance their client’s DCIM implementations.

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

BUSINESS CYCLES

Since many of our customers are large organizations or quasi-governmental entities, we have experienced increasingly longer sales and collection cycles. Beginning in 2011, we began factoring some of our accounts receivables with a third party whereby we receive 80% of the accounts receivable balance when funded and the remainder of the accounts receivable when collected. We also pay a fee at funding of 3%. Although the original cost of this service was offset with the fact that we required less working capital in the short term to expand the business and also saved the cost for staff to “chase” accounts receivable, these benefits diminished over the years as our business evolved. In addition, certain of our partners were not eligible or qualified by the factor and therefore a long collection process put additional strains on our working capital. Management took the decision in late 2013 to reduce and ultimately eliminate this type of financing. As the Company has evolved, we have been successful in raising interim working capital from sales of equity and warrants which will assist us in this endeavor going forward.

CUSTOMERS

We provide our solutions to customers in a variety of industries, including: healthcare, public authorities, manufacturing, retail, telecommunications and financial services sectors. Our services are not industry specific and therefore are not limited by industry.

The services provided vary depending upon the needs of the customer and the solution concerned. We collect service fees for implementation and training, and support and maintenance fees. The criteria used to select the customers listed in the business section and other sections of this document are based on their prominence within their industry. We do not list companies based upon any specific amount of revenue derived or whether or not they are currently active clients, but rather we have selected these clients based upon the scope of the consulting engagement. This approach provides us with clients from various industries as this sometimes becomes crucial to a prospect in their vendor selection process. Because of the ongoing nature of asset management with data centers, our clients tend to be very long term as they migrate through the cycle of solution implementation. Such an implementation includes data collection of IT assets, auditing for compliance with regulatory requirements and software support for the overall system.

Revenue for select clients during fiscal year 2013:

Avocent Huntsville

$441,457

AssestVue

$  12,362

Rackwise

$110,764

Revenue for select clients during fiscal year 2012:

Avocent Huntsville

$315,099

AssestVue

$113,559

Rackwise

$  94,188

SALES AND MARKETING

We previously marketed our services primarily through referrals from companies with whom ISA had either a reseller’s agreement in place, are authorized to provide consulting service to their clients, or both.

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

In January 2011, the Company hired sales and marketing representatives to pursue potential customers and channel distribution relationships. Due to the lack of revenue growth during 2011, the Company made the decision to close the Las Vegas sales office and all of the staff was terminated. As a part of an overall restructuring, the Company chose to focus its primary sales efforts in 2012 through senior management in concert with ISA’s partners and resellers. The Company continued this sales strategy in 2013 to save costs while the new products and services were under development. The Company also developed a strategy for sales and marketing through the use of consultants in the interim period. It is expected that some of these consultants will continue to work with us going forward including becoming full-time employees at the appropriate time.

TECHNOLOGY PLATFORM

ISA has sought out and identified those solutions that are based upon proven technology platforms and contain the desired functionality to meet or exceed its client’s expectations.

Our technology partner’s platforms are based on Microsoft core applications, including the Windows operating system and a relational database, all residing on scalable server hardware.

This platform is widely accepted within commercial business and government entities worldwide. Our strategy will be to rebase our core offerings into a “cloud” based technology and fundamentally change the business model to that of “Software as a Service”. This strategy has been successfully demonstrated by rapid growth IT suppliers and is also being embraced by the legacy suppliers as well. We believe that starting in Q3 2014, our offerings will be considerably more attractive than the current ones.

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

During 2011, the management team began a project to significantly enhance the OSPI software with the objective of making the software more commercially robust and also adding features and functions that were indicated as desirable from input by ISA’s clients. The original developers did the initial scoping and in 2012 the management team elected to bring development in house as it was viewed that software sales were going to be an increasingly larger component of the overall solution. Ultimately, management determined that this approach was both too costly and that time to market was not sufficiently rapid.

Starting in the middle of 2013, management engaged with a new development partner based in Toronto, Canada. The companies elected to cooperate on a core FacilityTeam based technology, set and then add specific modules for their respective target markets with the ability to re-license each other’s offerings as opportunities arise. This approach accomplishes the objectives of significantly reducing anticipated software development costs and vastly improving time to market. We executed a term sheet in Q4 of 2013 covering cooperation in several key areas including a potential minority stake in FacilityTeam purchased by ISA dependent on certain fund-raising milestones.

COMPETITION

According to Gartner Group, there are almost 70 providers of solutions and services that claim to compete in the space broadly defined as asset management/DCIM. These range from high cost integrated platforms down to niche solution providers aimed at one part of the market. The belief is that although some vendors are working towards a fully integrated approach, no one vendor has achieved dominance yet. It is within this context that ISA has taken the approach of offering its solutions directly where it can directly answer all of a client’s requirements or through a partner where a larger solution is required. In conjunction with a planned migration to “Software as a Service” delivery of our software currently under development, we are evaluating our pricing relative to a contemplated significant change in our business model.

Competition in this market space continues to be divided into five broad categories or vendor groups:

1.

Mainstream IT

2.

Electrical Systems

3.

Mainstream DCIM

4.

Logical Product Extensions

5.

New Business Models

ISA currently competes or co-operates with partners in all five areas by offering products and services within those categories. As our offerings become more functionally rich and more able to offer additional benefits, we believe that we will sell more solutions directly to our clients although our partners will continue to be a focus for us in the short term.

SPECIFIC AREAS OF COMPETITION

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

Of the competitors that we have been able to identify, our research has not produced any information that would lead us to believe that the competitors can provide the same level of quality services that ISA is capable of delivering with its software solution. Furthermore, we have been given specific performance feedback for our customers on the high-level of accuracy our approach has provided.

To become more competitive, we are making investments in new product development and improve our market visibility. While this is being implemented we will continue to offer, as a value added reseller, those solutions that work with our offerings to provide a complete solution to a customer’s requirements. We will continue to face competition from smaller vendors of asset management solutions and other services companies. In addition, we face competition from organizations that use in-house developers to develop solutions for certain elements of the asset management.

Until recently, ISA generally did not encounter much direct competition for our software offerings due to our almost exclusive focus on selling through partners. This is expected to change as ISA becomes more visible with new software offerings and competes more directly for specific opportunities. From a services perspective, generally we are invited to bid with a specific partner and are awarded business based on the partner’s successful closing of a deal. Occasionally, one of our partners may request a second bid for services that we are offering, specifically in the area of data collection services. This field has been in existence for many years and there are many vendors in this space today that are using techniques that employ the use of text based list or a formatted spread sheet. The key benefit of the ISA approach is that the data exported (extracted) from our data collection application has been validated and is available immediately to be imported into the client’s data center asset management solution. This saves a significant amount of time in researching errors that are uncovered by the application at the time of the data import thus providing our clients with significant efficiencies and cost savings.

PLAN OF OPERATION

During 2012, the Company began a number of initiatives to put the Company back on the path toward revenue growth and attaining profitability. During 2011, the Company under the direction of its then Chief Operating Officer put in place a number of programs to develop the Company’s software offerings and increase its sales reach. Ultimately, these programs were not successful and resulted in a decline in revenues in conjunction with a large increase in expenses. After the departure of the COO in late 2011, the Board under the direction of the CEO asked an existing Board member, Adrian Goldfarb, who has considerable turnaround experience with small private and public companies to oversee the direction and management of the Company. Operating as President and interim-CFO, the following plans and actions were taken:

•

Dismissal of the remaining members of the sales force and closure of the Las Vegas office,

•

Termination of the contract with Rubicon software and implementation of an in-house development team,

•

Addressed weaknesses with the Company’s internal processes and financial reporting,

•

Instituted a product development road map and hire in-house resources to build and maintain new products,

•

Addressed issues with gross margins on some of our offerings.

Our business strategy is to focus on significantly growing our software and customer services businesses. Our target market is expected to grow to more than $1.7 billion by 2016. We will focus on growing at the same rate as the market and expanding our customer base both in numbers of customers and average revenue per customer as our offerings deliver greater value. In particular, our strategy is comprised of the following key components:

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

Earlier versions of OSPI were developed with a primary focus on improving the efficiency of ISA’s Professional Services consultants in collecting and auditing data. During 2012, the decision was taken to improve the overall offering by adding certain enhancements for compatibility with other vendors DCIMs or enabling the software to be used as a standalone offering in certain smaller data centers. As a consequence of this decision, ISA ended its contractor arrangements with Rubicon Software in the UK who had previously been engaged to build new versions and provide product support as necessary. In their place the Company engaged an in-house consultant who took on the task of completing some overdue product enhancements and in redesigning the architecture to allow for the addition of new features, functions and improved usability. This consultant was subsequently replaced in 2013 with the work being assumed by FacilityTeam, the Company’s software development partner.

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

Acquisitions

We plan to expand by seeking technologies, products, and services that complement our existing business. If appropriate opportunities are available, we may acquire businesses, technologies or products or enter into strategic relationships that may further diversify revenue sources and product offerings, expand our customer base or enhance our technology platform. The Company signed a term sheet with FacilityTeam to acquire up to 15% of that entity based on our ability to raise sufficient funding to complete the transaction. At the end of 2013, this had not yet completed.

Employees

As of March 2014, we had 4 full-time employees. None of our employees are subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real property. Presently, we are renting an office located at 819 S.W. Federal Highway, Suite 206, Stuart, Florida 34994. We occupy 1,352 square feet. This space is adequate for our present and our planned future operations. We pay approximately $2,040 per month in rent for use of this space.

ITEM 3. LEGAL PROCEEEDINGS.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position. There was no material changes during the period of this report to any pending legal proceedings previously reported.

ITEM 4. MINE SAFETY DISCLOSURES.

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

Stock Prices	2013				2012
	31-Dec	30-Sep	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar

High	$0.02	$0.02	$0.01	$0.01	$0.01	$0.02	$0.01	$0.02
Low	$0.02	$0.02	$0.01	$0.01	$0.01	$0.02	$0.01	$0.02

Dividend Policy

In August 2013, we effected a 2 for 1 stock dividend for a certain class of shareholders. The special dividend was paid in conjunction with a reclassification of our common stock into Class A tradable shares with no voting rights and Class B, non-trading shares with voting rights. All shareholders with the exception of officers, directors and large (greater than 10%) holders received Class A shares and were entitled to the dividend.

We do not plan to pay additional dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Earnings, if any, will be retained to finance our growth.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold the following securities without registration under the Securities Act of 1933, which we refer to as the “Securities Act”:

Name or Class of Investor	Date Sold	No. of Securities	Consideration

Purchase of Stock and Warrants	Oct 24, 2013 to Dec 22, 2013	13,332,500 shares and 9,999,375 warrants exercisable at $0.012 per share.	$160,000 invested by 2 accredited investors

The sales were exempt under 4(a)(2) of the Securities Act and Rule 506 thereunder. Each investor acquired the securities for investment and without a view to distribution.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements including those relating to software as a service of our new business and our liquidity. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The discussion and analysis should be read in conjunction with our financial statements for ISA. Such discussion represents only the best present assessment from our Management.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the preceding Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Year ended December 31, 2013 compared to December 31, 2012

Revenues

Revenues were $607,596 and $617,188 for the years ended December 31, 2013 and 2012, respectively. The increase in revenue for 2013 is due to an increase in customer service and professional services of $26,854 and $1,275 respectively, offset by a decrease in software licensing of $37,721.

Cost of Revenues

Costs of revenues were $276,245 and $389,145 for the years ended December 31, 2013 and 2012 respectively. The decrease in 2013 cost of revenues is due to decreases in both professional services costs and software licensing costs of $64,837 and $48,063, respectively.

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

Operating Expenses

Operating expenses for the years ended December 31, 2013 and 2012 were $785,786 and $804,770, respectively. The decrease in operating expenses primarily resulted from a decrease in depreciation expense, insurance expense, telecommunications, meals and entertainment and salaries and benefits expense of $1,463, $13,395, $3,392, $122 and $96,822 respectively. These were offset by increases in marketing and investor relations expense, general and administration and professional fees of $49,252, $27,859 and $30,914, respectively.

The decrease in depreciation and amortization was due to the fact that there was no software amortization in 2013. Software was fully amortized in 2012. The Company’s decrease in insurance expense was due to improved negotiations of our insurance premiums. The Company’s increase in general and administrative expense was attributed largely to increases in research and development and office supplies of $45,471 and $20,092, respectively. This was offset by decreases in rent and director’s fees of $28,507 and $18,333, respectively. The decrease in rent was because the Company no longer carries the Las Vegas office lease. The Company’s increase in professional fees was due to legal fees of $33,347 including those attributed to the preparation of our recapitalization.

Loss before other Income (Expense)

The loss from operations for the years ended December 31, 2013 and 2012 was $454,435 and $576,727, respectively. The decrease in loss from operations can be attributed to the decrease in the cost of revenues of $112,900. The decrease in loss before other income can also be attributed to decreases in salaries and benefits, insurance expense and finance charges of $96,822, $13,395 and $14,244 respectively. These decreases were offset by increases in marketing and investor relations, general and administrative and professional fees of $49,252, $27,859 and $30,914 respectively.

Other Income (Expense)

Interest Expense

Interest expense for the years ended December 31, 2013 and 2012 was $191,677 and $273,847, respectively. The decrease in interest expense is primarily resulted from a decrease in note payable discount interest expense and note payable expense of $172,026 and $81,901, respectively.

Factor Fees

Factoring fees for the years ending December 31, 2013 and 2012 were $25,667 and $14,421, respectively. The $11,246 increase was due to an increase in the number of invoices factored.

Net Loss

Net loss for the years ended December 31, 2013 and 2012 was $648,567 and $864,995, respectively. The approximate $216,400 decrease in net loss was primarily due to the increases in gross profit of approximately $103,300 and a decrease in interest expense of $82,170. This was also slightly offset by a decrease in operating expense of $18,984.

Net loss per common share was $0.01 and $0.01 for the years December 31 2013 and 2012, respectively. Weighted average common shares outstanding for the years ended December 31, 2013 and 2012 were 77,871,040 shares and 67,805,902 shares, respectively.

Liquidity and Capital Resources

Cash flows used in operations was $160,834 and $169,750, respectively, during the years ended December 31, 2013 and 2012. Cash flows used in operations during the years ended December 31, 2013 were primarily attributable to a net loss of $648,567 offset by depreciation and amortization expense, amortization of beneficial conversion value and warrant discounts, amortization of common stock issued for service and options issued for services of $5,715, $67,755, $1,833, $29,708, and $16,388, respectively and a decrease in accounts receivable of $3,522 and an increase in accounts payable, accrued expenses and accrued interest of $85,243, $31,647 and $8,872, respectively. Further the loss was offset by officers contributed salaries of $195,958.

During the years ended December 31, 2013 and 2012, we experienced no effect from investing activities.

Cash flows provided by financing activities were $161,000 for the year ended December 31, 2013. These cash flows were provided primarily by net proceeds from related party, shareholder and third party notes of $280,597 and net proceeds from line of credit of $2,949; offset by insurance premium repayment of $4,613 and net proceeds from factors, net of repayments of $24,587. The company also repaid $89,466 to various note holders.

As of March 31, 2014 we had cash on hand of $653. If we are unable to generate revenues sufficient to support our operations we will require additional debt or equity financing to meet the working capital needs of the Company. Management has arranged with a related party for working capital up to $300,000 to finance on-going projects. Our management will also be engaging in discussions with the capital markets to raise additional funds for expansion including software development and marketing.

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

For sales arrangements that do not involve multiple elements:

(1)

Revenues for professional services, which are of a short term duration, are recognized when services are completed,

(2)

Throughout the date of this report, software license sales have been one time sales of a perpetual license to use our software product and the customer also has the option to purchase third party manufactured handheld devices from us if they purchase our software license. Accordingly the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer.

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

Internal Use Software:

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

Software to be sold or leased:

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

We incurred a net loss of $648,567 and used cash in operating activities of $160,834 in 2013. We anticipate these losses and cash flow deficits will continue for the foreseeable future. We have not reached a profitable level of operations and have negative working capital, all of which raise substantial doubt about our ability to continue as a growing concern. Our continued existence is dependent upon generating working capital. Because of our continuing losses, we have working capital to permit us to remain in business only through June 30, 2014, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

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

Our Limited Operating History and Lack of Revenues Makes Evaluating Our Business and Prospects Difficult

While our competitors have operated software development companies for a significant period of time, we have only had limited operations and revenues since our inception in May of 1994. As a result, we have a limited operating history upon which you can evaluate us and our prospects. In addition, we show net losses of $648,567, $864,995, $1,221,446, $808,773, and $1,009,195 for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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

As of March 31, 2014, we had 99,274,519 shares of common stock outstanding of which our directors and executive officers own approximately 6,400,000 million Class B shares which are non-tradable. If at some future date they are converted to Class A shares which are tradable, they would be subject to the limitations of Rule 144 under the Securities Act. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon exercise of options, are and will be freely tradable.

In general, Rule 144 provides that any non-affiliate of ISA, who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

An affiliate of ISA may sell after six months with the following restrictions:

(i)

we are current in our filings,

(ii)

certain manner of sale provisions, and

(iii)

filing of Form 144.

Although almost all of our outstanding shares are freely tradable (other than the number of shares held by our affiliates which not be freely sold) the shares issued as part of the stock dividend are currently subject to a time based restriction. This restriction expires in August 2014 and these freely tradable shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As the Company is a “smaller reporting company”, this item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements, which appears on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected. There is one vacancy on our Board of Directors, which we refer to as our “Board”. The officers are elected by the Board.

Name	Age	Position

Joseph P. Coschera	66	Chief Executive Officer and Director
Adrian G. Goldfarb	56	President, CFO and Director
Michael R. Hull	60	Director
Gary Aron	54	Director
Hagai Lerer	40	Director

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

Adrian G. Goldfarb

Mr. Goldfarb became a director of the Company in April 2010. On June 26, 2012, he was appointed as President and Chief Financial Officer, effective July 1, 2012. On December 20, 2012, Mr. Goldfarb was appointed Chief Operating Officer, effective January 2, 2013, resigning as the Company’s Chief Financial Officer. In January 2014, Mr. Goldfarb once again assumed the role of Chief Financial Officer following the resignation of Jacquelyn Bolles from that position. From February 2008 through May 2012 Mr. Goldfarb was the Chief Financial Officer of Ecosphere Technologies, Inc. where he was instrumental in guiding the Company through its growth from $0.3 million in annual revenues in 2008 to more than $21 million in annual revenues in 2011. From June 2002 to December 2007, Mr. Goldfarb served on the Board of Directors of MOWIS GmbH, a Weather Technology Media company. He also was their interim Chief Financial Officer where he led the management team in securing seed capital, government grants and loans and bank guarantees. From 1998 until 2002 Mr. Goldfarb was Managing Director of WSI Europe, a division of the Weather Channel. Mr. Goldfarb has more than 30 years’ experience in a number of different technology companies, including IBM and a subsidiary of Fujitsu. His area of specialization is with new venture and early stage organizations.

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

Hagai Lerer

Mr. Lerer became a director of the Company in April 2014. Since 2010, Mr. Lerer has served as Chief Operating Officer of Ayco Farms, Inc. where his responsibilities include operational and strategic oversight for corporate operations including IT, as well as managing budgeting and planning. From 2009 to 2011 Mr. Lerer served as an E-Commerce Consultant for Lehrer Enterprises, LLC. Previous to that, Mr. Lerer held the position of IT Manager at Ayco Farms, Inc. from 2004 to 2009. Since 1998, Mr. Lerer has been directly involved in a number of IT related positions including Network Administrator, IT Manager and Building Automation Engineer. Mr. Lerer was selected as a director because of his knowledge in the field of IT applications and will serve as a technical advisor to the company’s CEO.

Family Relationships

There are no family relationships among our directors and executive officers.

Board Committees and Charters

The Board and its Committees meet and act by written consent from time to time as appropriate. The Board has formed and appoints members to its: Audit and Compensation Committees. Committees regularly report on their activities and actions to the Board.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation

Gary Aron	√		Chairman
Joseph P. Coschera
Adrian G. Goldfarb
Michael Hull		Chairman
Hagai Lerer	√

Our Board has determined that Mr. Aron and Mr. Lerer are independent under the NASDAQ Stock Market listing rules and that Mr. Hull is not independent in accordance with the NASDAQ Stock Market independence standards for audit committees because he was employed by the Company as Chief Financial Officer until he resigned in 2011.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable

ITEM 11. EXECUTIVE COMPENSATION.

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) during 2013 and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000.

2013 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)(1)	Total ($)(g)

Joseph P. Coschera, CEO	2013	22,115	22,115
Joseph P. Coschera, CEO	2012	162,500	162,500
Adrian G. Goldfarb, COO	2013	68,656	68,656

———————

(1)

Represents compensation paid in cash.

Named Executive Officer Employment Arrangements

One of our executive officers has an employment agreement dated January 1, 2009 through December 31, 2013.

Joseph P. Coschera. In 2013 Mr. Coschera received a base salary of $137,500 per year plus 15% of Gross Profits as a bonus for the second half of the reporting period.

Adrian G. Goldfarb. In 2013 Mr. Goldfarb received a base salary of $105,000 per year plus 2% of revenues for the first half of the reporting period and 15% of Gross Profits as a bonus for the second half of the reporting period.

During the reporting period, Mr. Coschera accrued part of his salary and bonus in the amount of $132,676 and Mr. Goldfarb accrued part of his salary and bonus in the amount of $62,282. The total accrual of $194,958 for Messrs. Coschera and Goldfarb was waived by them as of December 31, 2013. After waiving their salary amounts Mr. Coschera and Mr. Goldfarb’s paid salaries were $22,115 and $68,656 respectively.

Discretionary Bonuses

Each of our executive officers is eligible for discretionary bonuses as determined by the Board.

Termination Rights

None of our executive officers is entitled to any special severance rights.

2014 Compensation Arrangements

Effective January 1, 2014, Messrs. Coschera and Goldfarb will receive a base salary of $100,000 and $60,000 respectively but not receive any benefits including medical insurance. Additionally, both executives will be paid 15% of the Company’s gross profit per quarter.

Outstanding Equity Awards at 2013 Fiscal Year-End

As of December 31, 2013, Mr. Goldfarb had 145,560 unvested options. The options are exercisable at $0.04.

Listed below is information with respect to options for each Named Executive Officer as of December 31, 2013:

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise
	Options	Options	Price
	Exercisable	Unexercisable	($)

Adrian Goldfarb	104,440	145,560	0.04

2013 Director Compensation

Effective January 1, 2013, Messrs. Reisert and Hull were granted 250,000 options and Mr. Aron was granted 150,000 options. The options are exercisable at $0.02 and vest on January 1, 2014, subject to providing services on the vesting date.

	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(1)

Michael Reisert	1/1/2013	—	250,000	0.02	5,000

Michael Hull	1/1/2013	—	250,000	0.02	5,000

Gary Aron	1/1/2013	—	150,000	0.02	3,000

———————

(1)

This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as March 31, 2014 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officer and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Information Systems Associates, Inc. 819 S.W. Federal Highway, Suite 206, Stuart, Florida 34994. For purposes of this table, we combine the non-voting Class A Common Stock and the voting Class B Common Stock. The voting power numbers are contained in footnote (1).

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Executive Officers:

Class B Common Stock	Joseph P. Coschera (2)	7,200,000	7.2%

Class B Common Stock	Gary Aron (3)	250,000	*

Class B Common Stock	Adrian Goldfarb (4)	1,450,000	1.4%

Class B Common Stock	Michael Hull (5)	250,000	*

Class B Common Stock	Hagai Lerer	150,000	*

Common Stock	All directors and executive officers as a group (6 persons)	9,300,000	8.6%

5% Shareholder:

Class B Common Stock	Dominique Lesme (6)	5,000,000	5%
Class A Common Stock	Abacus Securities (7)	6,000,000	6%
Class A Common Stock	David Keating	8,332,500	8.4%
Class A Common Stock	Thomas S. Bridges Revocable Trust	5,000,000	5%

———————

*

Less than 1%.

(1)

Applicable percentages are based on 99,424,519 shares outstanding as of March 31, 2014. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. Mr. Coschera has 50.4%, Mr. Aron 1.75%, Mr. Goldfarb 10.1%, Mr. Hull has 1.75% and Mr. Lerer has 1.1% of our voting power.

(2)

Mr. Coschera is a director and an executive officer. Represents Class B common stock and Options

(3)

Mr. Aron is a director. Represents Class B common stock and options

(4)

Mr. Goldfarb is a director and an executive officer. Represents Class B common stock and options

(5)

Mr. Hull is a director. Represents options

(6)

Mr. Lesme is a former executive officer. Address is 5440 W. Cougar Avenue, Las Vegas, NV 89139. Represents shares of Class B common stock.

(7)

Abacus securities is an advisor to the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In 2012 Mr. Adrian Goldfarb, now our President, was paid $7,310 for consulting services as an independent consultant.

In August 2012, an affiliate for which our President holds a minority stake lent us $60,000 which was evidenced by a one-year $66,000 convertible note, convertible at $0.05 per share. The lender also received 1,320,000 five-year warrants exercisable at $0.05 per share. A different related party of our President lent the Company $25,000 in 2012, of which sum $20,000 with accrued interest remains outstanding.

In 2012, the Company borrowed $85,755 from an investor, which sum was due at December 31, 2012 with $8,669 of accrued interest. In 2013 this was subject to a new revolving credit line arrangement for up to $300,000. The loan is personally guaranteed by the Company’s President.

In 2012, the Company’s President lent the Company $80,975, which was repaid by December 31, 2012. During 2013 the Company accrued $62,282 of payroll for this officer which was forgiven by the officer at year end.

In 2011, the Company’s Chief Executive Officer advanced the Company $25,000 with 6% per annum interest. The loan was paid in 2012. In 2012, the Chief Executive Officer paid personal expenses on behalf of the Company and also missed payroll. At December 31, 2013, the Company owed the Chief Executive officer $168,885. The officer forgave the missed payroll portion of this in the amount of $132,676 with the remaining balance of $36,009 still owed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent registered public accounting firm Salberg & Company P.A. (“Salberg”) for services for the years ended December 31, 2013 and 2012 as stated below. The fees also include 2012 fees paid to Lake and Associates CPA’s LLC. (‘Lake”) Audit fees and other fees of auditors are listed as follows:

	Year Ended December 31,
	2013	2012	2012
	Salberg	Salberg	Lake

Audit Fees (1)	$31,400	$18,750 (5)	$20,750 (6)
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	—	—	—
All Other Fees (4)	—	—	—
Total Accounting fees and Services	$31,400	$18,750	$20,750

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

(3)

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

(5)

The amounts shown for Salberg relate to our 2012 audit of our annual financial statements included in our 10-K filing.

(6)

The amounts shown for Lake and Associates relate to our 2012 interim review of our financial statements included in our Form 10-Q filings in fiscal 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Documents filed as part of the report.

(1)

Financial Statements. See Index to Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Financial Statements are filed herewith in response to this Item.

(2)

Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(3)

Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2014.

Information Systems Associates, Inc.

By:	/s/ Joseph P. Coschera
Joseph P. Coschera
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Coschera	Chief Executive Officer	April 15, 2014
Joseph P. Coschera	(Principal Executive Officer) and Director

/s/ Adrian Goldfarb	Chief Financial Officer	April 15, 2014
Adrian Goldfarb	(Principal Financial Officer) and Director

/s/ Gary Aron	Director	April 15, 2014
Gary Aron

/s/ Michael Hull	Director	April 15, 2014
Michael Hull

/s/ Hagai Lerer	Director	April 15, 2014
Hagai Lerer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Information Systems Associates, Inc.

We have audited the accompanying balance sheets of Information Systems Associates, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Systems Associates, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss and net cash used in operating activities in 2013 of $648,567 and $160,834, respectively, and has a working capital deficit, stockholders' deficit and accumulated deficit of $946,832, $932,551 and $5,352,286 at December 31, 2013. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 15, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

INFORMATION SYSTEMS ASSOCIATES, INC.

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$166	$—
Accounts receivable, net	26,696	35,708
Prepaid expenses	29,792	5,439
Total Current Assets	56,654	41,147

Property and equipment, net	12,591	18,306
Other assets	1,690	4,690

TOTAL ASSETS	$70,935	$64,143

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Checks written in excess of cash balance	$—	$3,880
Accounts payable	246,528	175,265
Accounts payable - related parties	—	6,158
Accrued payroll	31,646	—
Notes payable - related parties	330,087	229,025
Notes payable - shareholder	50,000	50,000
Notes payable (Convertible OID), net of discounts - related parties	66,000	24,953
Notes payable (Convertible OID), net of discounts - shareholders	—	69,542
Notes payable (OID) - net of discounts, shareholder	142,684	—
Notes payable (Third Party)	45,000	—
Loan payable to factor	—	24,587
Loans payable - insurance	—	4,612
Line of credit	39,979	37,028
Deferred revenue	31,182	38,445
Accrued interest	20,380	11,508
Total Current Liabilities	1,003,486	675,003

Long-term liabilities
Notes payable (OID) - net of discounts, shareholders	—	143,866

Total Liabilities	1,003,486	818,869

Commitments and contingencies (Note 12)

Stockholders' Deficit
Preferred stock $.001 par value, 1,000,000 shares authorized, -0- and -0- shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Common Stock - Class A, $.001 par value, 450,000,000 shares authorized, 79,442,019 and 57,298,251 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	79,442	57,298
Common Stock - Class B, $.001 par value, 50,000,000 shares authorized, 11,500,000 and 11,500,000 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	11,500	11,500
Additional paid in capital	4,420,460	3,880,195
Common Stock to be Issued- Class A Stock, 8,332,500 shares	8,333	—
Subscription Receivable	(100,000)	—
Accumulated deficit	(5,352,286)	(4,703,719)
Total Stockholders' Deficit	(932,551)	(754,726)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,935	$64,143

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2013	2012

Revenue
Software and hardware sales	$74,814	$112,535
Services	532,782	504,653
Total Revenue	607,596	617,188

Cost of Revenue
Software and hardware	12,361	60,424
Services	263,884	328,721
Total Cost of Revenue	276,245	389,145

Gross Profit	331,351	228,043

Operating Expenses
Administrative and general	235,446	188,522
Salaries and employee benefits	456,067	552,889
Professional fees	94,273	63,359
Total Operating Expenses	785,786	804,770

Loss Before Other Income (Expense)	(454,435)	(576,727)

Other Income (Expense)
Finance fees earned on sales	9,231	—
Gain on Settlement	13,981	—
Factoring fees	(25,667)	(14,421)
Interest expense	(191,677)	(273,847)
Total Other Expense	(194,132)	(288,268)

Net Loss	$(648,567)	$(864,995)

Basic and Fully Diluted Loss per Share:
Basic and fully diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding	77,871,040	67,805,902

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2013 and 2012

							Additional
	Preferred Stock		Common Stock		Common Stock - Issuable		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2011	—	$—	63,198,252	$63,198	—	$—	$3,605,280	$—	$(3,838,724)	$(170,246)

Stock issued to director for services	—	—	100,000	100	—	—	9,900	—	—	10,000

Options issued for services	—	—	—	—	—	—	4,000	—	—	4,000

Conversion of note payable	—	—	5,499,999	5,500	—	—	132,000	—	—	137,500

Beneficial Conversion Feature on Convertible Notes	—	—	—	—	—	—	54,722	—	—	54,722

Detachable Warrants issued with Convertible Notes	—	—	—	—	—	—	74,293	—	—	74,293

Net Loss, 2012	—	—	—	—	—	—	—	—	(864,995)	(864,995)

Balance, December 31, 2012	—	—	68,798,251	68,798	—	—	3,880,195	—	(4,703,719)	(754,726)

Stock issued for services	—	—	10,500,000	10,500	—	—	49,000	—	—	59,500

Stock options	—	—	—	—	—	—	16,388	—	—	16,388

Warrants Reset expense	—	—	—	—	—	—	31,500	—	—	31,500

Shares for additional investment	—	—	250,000	250	—	—	1,583	—	—	1,833

Conversion of notes payable	—	—	6,393,768	6,394	—	—	100,170	—	—	106,564

Shares for cash investment	—	—	5,000,000	5,000	8,332,500	8,333	146,666	(100,000)	—	60,000

Contributed services	—	—	—	—	—	—	194,958	—	—	194,958

Net Loss 2013	—	—	—	—	—	—	—	—	(648,567)	(648,567)

Balance, December 31, 2013	—	$—	90,942,019	$90,942	8,332,500	$8,333	$4,420,460	$(100,000)	$(5,352,286)	$(932,551)

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(648,567)	$(864,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,715	7,177
Amortization of software	—	27,017
Amortization of prepaids	—	16,538
Amortization of prepaid consulting shares for services	29,708	22,500
Amortization of discounts	67,755	24,953
Gain on Settlement	(13,981)	—
Officers contributed salaries	194,958	—
Options issued for services	16,388	4,000
Stock issued for Director's services	—	10,000
Amortization of beneficial conversion value and warrant discounts	1,833	217,972
Bad Debt Expense	5,490	—
Expense for warrant term modifications	31,500	—
Interest and default penalty on convertible note	24,063	—
Changes in operating assets and liabilities:
Accounts receivable	3,522	148,524
Prepaids	5,439	—
Other assets	3,000	—
Accounts payable	85,243	41,185
Accounts payable - related party	(6,156)	628
Accrued expenses	31,647	125,694
Accrued interest	8,872	10,612
Deferred revenue	(7,263)	38,445
Net Cash Used in Operating Activities	(160,834)	(169,750)

Cash Flows from Financing Activities
Proceeds (Repayments) from checks written in excess of cash balances	(3,880)	3,880
Proceeds from notes - related parties	175,597	—
Repayments of notes - related parties	(74,534)	—
Proceeds from shareholder	60,000	135,000
Repayment to shareholder	—	(10,000)
Repayment of convertible notes, shareholders	(14,932)	—
Proceeds from factor, net of repayments	(24,587)	(90,539)
Proceed from notes related parties	—	284,094
Repayment of notes related parties	—	(145,764)
Insurance premium repayments	(4,613)	(9,792)
Proceeds from line of credit facility	39,981	164,192
Repayments of line of credit facility	(37,032)	(162,309)
Proceeds from third party note	45,000	—
Net Cash Provided by Financing Activities	161,000	168,762

Net Change in Cash and Cash Equivalents	166	(988)
Cash and Cash Equivalents at Beginning of year	—	988
Cash and Cash Equivalents at End of year	$166	$—

INFORMATION SYSTEMS ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended December 31,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$87,592	$25,500
Cash paid for taxes	$—	$—

Non-cash investing and financing activity:
Conversion of convertible notes and accrued interest	$106,563	$—
Common stock issued for prepaid services	$59,500	$—
Premium financing	$—	$10,230
Conversion of officer's accrued payroll to loans	$—	$125,694
Conversion of note payable to common stock	$—	$137,500
Original issue discount related to notes payable	$—	$41,000
Beneficial conversion feature and warrants related to notes payable	$—	$129,015

The accompanying notes are an integral part of these financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. Most significant estimates in the accompanying financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards, valuation of long-lived assets for impairment and the measurement and useful lives of property and equipment. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations:

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at December 31, 2013 and 2012.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Significant Customers and Concentration of Credit Risk:

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues in 2013 and 2012 and total accounts receivable at December 31, 2013 and 2012, respectively:

2013				2012
Revenue		Accounts Receivable		Revenue		Accounts Receivable
Customer A	49%	Customer A	68%	Customer A	48%	Customer A	90%
Customer B	18%	Customer B	22%	Customer B	17%
				Customer C	14%

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

ASC Topic 820 provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Internal Use Software:

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

Software to be sold or leased:

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment, and other long-lived assets in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

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

For sales arrangements that do not involve multiple elements:

(1)

Revenues for professional services, which are of short term duration, are recognized when services are completed,

(2)

Through December 31, 2013 software license sales have been one time sales of a perpetual license to use our software product and the customer also has the option to purchase third party manufactured handheld devices from us if they purchase our software license. Accordingly the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer,

(3)

Training sales are one time upfront short term training sessions and are recognized after the service has been performed,

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Advertising Expenses

Advertising costs are expensed as incurred. For the years ended December 31, 2013 and 2012 advertising expenses totaled $0 and $2,361, respectively.

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

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. As of December 31, 2013 and 2012, outstanding warrants to purchase an aggregate of 29,859,375 and 19,860,000 shares of Class A stock respectively and outstanding options to purchase 1,000,000 and 350,000 shares of Class B stock respectively were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive. These warrants and options may dilute future earnings per share. The Company also has convertible debt convertible into 3,959,921 shares of common stock that may dilute future earnings.

Recent Issued Accounting Standards

We have implemented all new accounting standards that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 2 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss and cash used in operations for the year ended December 31, 2013 of $648,567 and $160,834, respectively. The working capital deficit, stockholders’ deficit and accumulated deficit as of December 31, 2013 was $946,832, $932,551 and $5,352,286, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. During 2013 management arranged with a related party for an increase in a working capital line of credit from $200,000 to $300,000 to finance on-going projects. Management has been supplementing this line of credit with short term loans from friends and family, postponement of salary payments by officers with subsequent forgiveness of accrued amounts and extensions on payments to certain suppliers. Although our overall debt level has increased, we were successful in getting most of our convertible note holders to convert into common stock.

Our management continues to engage in discussions with the capital markets to raise additional funds for expansion including software development and marketing. Our business strategy is to focus on growing our software and customer services businesses. Our target market is expected to grow to more than $1.7 billion by 2016. We will focus on growing at the same rate as the market and expanding our customer base both in numbers of customers and average revenue per customer as our offerings deliver greater value. Part of the increase in our debt relates to costs for developing a new software product which is expected to be released sometime in 2014.  This new product is anticipated to provide an increase in recurring revenues and subsequently narrow and eventually eliminate the ongoing losses as sustainable profitability is achieved.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING

In December 2011 the Company entered into an agreement with a Factoring company whereby the Company will assign, in the Factor’s sole discretion, selected accounts receivable to the Factor in exchange for initial cash funding ("factor advances") for up to 80% of the factored receivable. The minimum 20% reserve held back by the Factor is released after collection of the account receivable by the Factor. The company pays a 3% factor fee for each factored receivable. Since the factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable are fully secured by substantially all assets of the Company, the factoring advances have been treated as secured loans on the accompanying balance sheets. The total accounts receivable factored in 2013 and 2012 was $479,248 and $334,641 respectively. The factor fees paid in 2013 and 2012 were $25,667 and $14,421,respectively. The Company intends to reduce or eliminate the use of Factoring in 2014 due to the high cost of this facility. Total outstanding accounts receivable factored at December 31, 2013 and 2012 which is included in Accounts Receivable on the accompanying balance sheets was $0 and $30,734, respectively.

The Company has total Accounts Receivable as of December 31, 2013 and 2012 as follows:

	As of December 31,
	2013	2012
Accounts Receivable	$32,186	$4,974
Factored Accounts Receivable	—	30,734
Allowance for Doubtful Accounts	(5,490)	—
Accounts Receivable, net	$26,696	$35,708

NOTE 4 – PROPERTY, EQUIPMENT AND SOFTWARE

Property and Equipment

	December 31,
	2013	2012
Computer software (purchased)	$590	$590
Website development costs	10,072	10,072
Furniture, fixtures, and equipment	40,712	40,712
Leasehold improvements	1,664	1,664
	53,038	53,038
Less accumulated depreciation and amortization	(40,447)	(34,732)
	$12,591	$18,306

Depreciation expense was $5,715 and $7,177 for the years ended December 31, 2013 and 2012 respectively.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Software

Version 3 of the Company’s “On Site Physical Inventory” (OSPI) product has been released. The Company has capitalized the cost of the OSPI software pursuant to the guidelines of ASC 985-20 “Costs of Software to be Sold, Leased or Marketed”.

As of December 31,
2012
Software development costs	$36,022
Less: accumulated amortization	(36,022)
$—

Amortization expense was $27,017 for the year ended December 31, 2012.

NOTE 5 – NOTES PAYABLE – Related Parties

The Company’s notes payable to related parties classified as current at December 31, 2013 and 2012 consist of the following:

	As of December 31,
	2013		2012
Notes Payable	Principal	Interest*	Principal	Interest*
Related party	$274,078	2.5%	$85,755	2.5%
Related party	20,000	1.5%	25,000	1.5%
President & COO	—	—	32,602	—
CEO	36,009	—	85,668	—
Total	$330,087		$229,025

———————

* interest rate per month

On August 30, 2012 a company that is majority owned by a foreign investor and personal friend of the Company’s President and COO, entered into an arrangement with the Company to loan up to $100,000 (subsequently increased to $300,000) on a revolving basis at an interest rate of 2.5% per month based on purchase orders or invoices that have not been previously factored. The initial deposit for this loan came from the Company’s President and COO pursuant to the investor, who is a foreign national, setting up an appropriate entity to handle further transactions. Further, the Company’s President and COO has personally guaranteed the loan. At December 31, 2013 and December 31, 2012 there was outstanding principal balance of $274,078 and $85,755, respectively. Accrued interest at December 31, 2013 and December 31, 2012 was $17,923 and $8,669, respectively.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

On June 27, 2012 an individual whom the Company’s President and COO has significant influence over, loaned the Company $10,000 at an interest rate of 1.5% interest per month payable monthly. Between July 13, 2012 and July 24, 2012 the related party advanced an additional $15,000 (the 2012 advances). On January 1, 2013, the Company received $19,400 from this related party in exchange for forty-five day original issue discount note with a face value of $20,000 and a maturity date of February 15, 2013 (the 2013 note). The original discount interest rate was 2% per month. On February 15, 2013, the related party agreed to extend the 2013 note for an additional thirteen days, through March 1, 2013 on the same terms and conditions. The original discount interest of $200 was paid to the lender on February 15, 2013. On March 1, 2013, the related party agreed to extend the note for an additional month, through March 31, 2013 on the same terms and conditions.  On April 1, 2013, the related party agreed to extend the note for an additional month, through April 30, 2013 on the same terms and conditions.  On May 1, 2013, the related party agreed to extend the note for an additional month, through May 31, 2013 on the same terms and conditions. On June 1, 2013, the related party agreed to extend the note for an additional month, through June 30, 2013 on the same terms and conditions at which time the 2013 note was paid in full. At December 31, 2013 and December 31, 2012, there were outstanding principal balances of $20,000 and $25,000, respectively related to the 2012 advances. Accrued interest at December 30, 2013 and December 31, 2012 was $0 and $407, respectively.

On May 31, 2012 the Company’s President and COO made a $30,000 short-term advance to the Company. During the second and third quarter, additional advances totaling $50,975 were made. No interest was due on these short-term advances. At December 31, 2012 the advances had been paid in full. During the third quarter the Company deferred $71,012 of payroll for this officer and recorded the amount as a non-interest bearing loan payable. The Company paid down the loan by $39,788 leaving a balance at December 31, 2012 of $31,224. During the third quarter the officer used his personal credit card to purchase a Company computer in the amount of $1,378 which is recorded as a loan payable. The Company paid these loans as sufficient funds became available. At December 31, 2013 and December 31, 2012 this officer had an outstanding loan balance of $0 and $32,602, respectively.

On May 28, 2011, the Company’s Chairman and CEO advanced the Company $25,000 in exchange for a promissory note, bearing an annual interest of 6% and a repayment term of seven months. On January 1, 2012, the note was extended for a further 12 months. As of December 31, 2012 the note and accrued interest was paid in full. During the second quarter of 2012, the Company reclassified $30,265 of accounts payable balances due to the CEO, to loan payable - officer. These balances were a result of Company expenses charged to the CEO’s personal credit cards. The Company was previously paying the credit card companies directly for these expenses incurred. During the third quarter 2012 the company recorded accrued payroll for this officer. The resultant net pay was converted to a non-interest bearing loan payable in the amount of $54,682. The Company pays these loans as sufficient funds become available. At December 31, 2013 and December 31, 2012 this officer had an outstanding loan balance of $36,009 and $85,668, respectively.

NOTE 6 – NOTE PAYABLE – Shareholder

The Company’s notes payable to shareholder classified as current at December 31, 2013 and 2012 consists of the following:

	As of December 31,
	2013		2012
Notes Payable	Principal	Interest*	Principal	Interest*
Shareholder	$50,000	3.0%	$50,000	3.0%
Total	$50,000		$50,000

———————

* interest rate per month

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

On January 11, 2012 a shareholder loaned the Company $35,000 at 3% interest per month for one year. On April 13 2012, the shareholder loaned additional principal to the Company in the aggregate amount $25,000. On June 28, 2012, the Company made a $10,000 principal payment on the note. On January 1, 2013, the Company entered into a new agreement with the shareholder to rollover an existing line of credit in the amount of $50,000. The original line of credit was for a total of $60,000 and ISA repaid $10,000 of that obligation during 2012. The new note maintains similar terms and conditions but with a reduction in the monthly fee from 3% to 2.5%. At December 31, 2013 and December 31, 2012 the principal balance on the note was $50,000 and $50,000, respectively. At December 31, 2013 and December 31, 2012 the accrued interest on the note balance was $2,457 and $2,432, respectively.

NOTE 7 – NOTE PAYABLE, CONVERTIBLE – Related Party

	As of December 31,
	2013			2012
Notes Payable - Convertible	Principal	Unamort Disc	Principal, Net of Discount	Principal	Unamort Disc	Principal, Net of Discount
Related Party Affiliate	$66,000	$—	$66,000	$66,000	$(41,047)	$24,953
	$66,000	$—	$66,000	$66,000	$(41,047)	$24,953

On June 20 and 28, 2012, a related party who is an affiliate of the President and COO, made a non interest bearing short-term loan to the Company in the amount of $60,000. On August 15, 2012, this loan was exchanged for a one year original issue discount convertible note with detachable warrants. The face value of the note is $66,000. The $6,000 original issue discount is expensed as interest over the term of the note. The convertible note payable is now convertible into 3,959,921 shares of the Company’s Class A common stock at a conversion rate of $0.0167 per share because of the anti-dilution provisions contained in the note and in effect due to the forward split undertaken by the company in August 2013. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at a relative fair value of $28,571. The five-year warrants to purchase 3,959,921 shares of the Company’s Class A common stock at an exercise price of $0.033 were valued at a relative fair value of $31,429 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .102%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note to be amortized to interest expense over the term of the note. On August 15, 2013, this note became due and payable. ISA is technically in default though no written notice has been received from the related party. The company is in discussions with the related party regarding either converting the note or extending it for further periods.  As of the date of this report discussions continue. The net value of the note at December 31, 2013 and December 31, 2012 was $66,000 and $24,953, respectively.

NOTE 8 – NOTES PAYABLE, CONVERTIBLE – Shareholders

	As of December 31,
	2013			2012
Notes Payable - Convertible	Principal	Conversion to Common Stock	Principal, Net of Discount	Principal	Unamort Disc	Principal, Net of Discount
Shareholder	$68,750	$(68,750)	$—	$68,750	$(10,171)	$58,579
Shareholder	13,750	(13,750)	—	13,750	(2,787)	10,963
	$82,500	$(82,500)	$—	$82,500	$(12,958)	$69,542

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

On July 18th, 2011 the Company received $125,000 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $137,500. The $12,500 original issue discount is expensed as interest over the term of the note. The convertible note payable is convertible into 4,125,000 shares of the Company’s common stock at a conversion rate of $0.033 per share. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 3,750,000 shares of the Company’s common stock at an exercise price of $0.033 were valued at their relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. During the first quarter 2012, the shareholder made an additional investment of $62,500. On February 24, 2012, as a condition for this further investment, the conversion price of the note issued on July 18, 2011 was reduced to $.025 and an equivalent reduction in the exercise price of the warrants was executed. This modification qualifies for treatment as a debt extinguishment for financial accounting purposes and all remaining discounts were expensed. The exercise price exceeded the stock price on the date of modification; therefore no beneficial conversion value was recorded for the new note. On March 6, 2012 the shareholder converted this note in the amount of $137,500, at the contractual conversion rate of $.025, into 5,499,999 shares of Class A common stock.

On February 24, 2012, the Company received $62,500 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $68,750. The $6,250 original issue discount is recorded as debt discount and expensed as interest over the term of the note. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $24,606. The five-year warrants to purchase 3,750,000 shares of the Company’s Class A common stock at an exercise price of $0.033 were valued at a relative fair value of $37,894 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .89%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. On February 24, 2013, this note became due and payable. On August 1st, 2013, a settlement agreement was reached to convert a convertible note in the amount of $68,750 plus default penalty and interest of $24,063 for a total of $92,813, which was expensed, into 5,568,768 shares of common stock. The conversion occurred at the contractual conversion rate of $0.01667 based on the anti-dilution provision triggered by the recent 3:1 forward split and a $0.05 conversion rate. The net value of the note at December 31, 2013 and December 31, 2012 was $0 and $58,579, respectively.

On May 11, 2012, the Company received an additional investment of $12,500 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $13,750. The $1,250 original issue discount is expensed as interest over the term of the note. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $1,545. The five-year warrants to purchase 825,000 shares of the Company’s Class A common stock at an exercise price of $0.017 were valued at the relative fair value of $4,970 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .096%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. This note was converted in July of 2013 (See Note 14). The net value of the note at December 31, 2013 and December 31, 2012 was $0 and $10,963, respectively.

NOTE 9 – NOTE PAYABLE – OID– Shareholder

	As of December 31,
	2013			2012
Notes Payable - OID	Principal	Unamort Disc	Principal, Net of Discount	Principal*	Unamort Disc	Principal, Net of Discount
Shareholder	$150,068	$(7,384)	$142,684	$165,000	$(21,134)	$143,866

———————

* 2011 Note Payable – Convertible, OID

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

On July 15th, 2011 the Company received $125,000 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note was $137,500. The $12,500 original issue discount was recorded as debt discount and expensed as interest over the term of the note. The convertible note payable was convertible into 4,125,000 shares of the Company’s common stock at a conversion rate of $0.33 per share. The Company valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 3,750,000 shares of the Company’s common stock at an exercise price of $0.33 were valued at the relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants were recorded as an increase to additional paid in capital and a discount to the note. The net liability of $63,664 was included as a current liability at December 31, 2011. On July 15, 2012, the maturity date, the $137,500 note was exchanged for a new two year original discount secured note with no conversion rights. The note is secured by the Company’s intellectual property, notably the patent for OSPI. In exchange for the security the investor agreed to waive the conversion rights and cancel the warrants issued with the original note. The face value of the note is $165,000. The $27,500 original issue discount is expensed as interest over the term of the note. On February 8, 2013, the Company entered into an Inter-creditor Agreement with Liquid Capital Exchange, Inc. (the Company’s factor) and the shareholder The Inter-creditor Agreement resolves a definition dispute concerning UCC’s filed by both parties to protect their collateral.  A part of this agreement calls for the shareholder to receive 5% of all factor advances to the company until such time the shareholder loan is paid in full.  Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the shareholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. The net value of the note at December 31, 2013 and 2012 is $142,684 and $143,866 respectively.

NOTE 10 – NOTE PAYABLE – THIRD PARTY

On May 7, 2013 a third party, having a personal relationship with the Company’s President and COO, loaned the Company $45,000 at 1.5% interest per month for six months. On November 8, 2013, this note was extended for a further 3 months with the same terms and conditions. As of December 31, 2013 and December 31, 2012 the balance on the note was $45,000 and $0, respectively. There was no accrued interest due as of December 31, 2013.

NOTE 11 – NOTE PAYABLE – LINE OF CREDIT AND INSURANCE

Line of Credit:

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of December 31, 2013 and December 31, 2012 was $39,979 and $37,028, respectively. The interest rate is the Prime Rate plus 3%. The CEO of the Company is the personal guarantor.

Insurance:

On March 1, 2012, the Company incurred additional short term financings of $4,436 for the purchase of Errors & Omissions insurance. The interest rate on the financing was 6.96% and will mature in February 2013. On August 31, 2012, the Company incurred short term financing of $5,794 for the purchase of Directors’ & Officers’ insurance. The interest rate on the financing was 6.96% and matured July 2013. As of December 31, 2013 and 2012, the balance on the notes incurred for insurance financing was $0 and $4,612, respectively.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

On September 19, 2011, the Company entered into a 1 year sublease for 2,000 square feet in Las Vegas, Nevada. The sublease commenced on October 15, 2011 and requires monthly payments of $3,000. A security deposit of $3,000 was paid to the landlord. The $3,000 security deposit was forfeited in 2013.

Rent expense for the years ended December 31, 2013 and 2012 was $26,527 and $55,034, respectively. Management is currently in payment negotiations with the property owner to come to terms with the renewal of the lease to begin after the current lease is completed.

Five Year Minimum Lease Payment Schedule
Year
2014	$14,280
2015	—
2016	—
2017	—
2018	—
Total	$14,280

NOTE 13 – RELATED PARTIES

As of December 13, 2013 and 2012 there were various notes and loans payable to related parties (see Notes 5 and 7).

NOTE 14 – STOCKHOLDERS’ DEFICIT

Common stock issued for 3:1 forward split of Class A Common Stock

On August 1, 2013, the Company issued 42,915,502 shares of Common Stock – Class A to non-affiliate shareholders, pursuant to a recapitalization. (See Note 17)

Common stock issued for cash

On October 24, 2013, the Company issued 5,000,000 shares of Class A common stock at $0.012 per share to one accredited investor in exchange for $60,000. The Company also issued 3,750,000 warrants with the investment (See Note 15).

On December 22, 2013, the Company entered into an agreement to issue 8,332,500 shares of Class A common stock at $0.012 per share to one accredited investor in exchange for $100,000. The company received the funds in early January 2014 and issued the 8,332,500 shares. The Company also issued 6,249,375 warrants with this offering (See Note 15).

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

On May 11, 2013, the shareholder verbally requested to convert a $13,750 note into 825,000 shares Class A common stock at the contractual conversion rate. The shares were issued during the third quarter when the Company received the appropriate conversion notice (See Note 8).

On August 1st, 2013, a settlement agreement was reached to convert a convertible note in the amount of $68,750 plus default penalty and interest of $24,063, which was expensed, into 5,568,768 shares of Class A common stock. The conversion occurred at the contractual conversion rate of $0.01667 (See Note 8).

On March 6, 2012, a convertible note in the amount of $137,500 was converted into 5,499,999 shares of Class A common stock at the contractual conversion rate $0.025 per share (See Note 8).

Common stock based payments for services

On July 17, 2013, the Company granted a consulting firm 6,000,000 restricted shares of Class A common stock for a one year agreement.  The purpose of the agreement is to provide consultation to the Company with respect to various fund raising and other capital market activities related to international sources of funding. 2,000,000 shares were issued on August 23, 2013. As a result of the reclassification of the Company’s common stock and subsequent dividend, an additional 4,000,000 shares were issued on August 30, 2013. The shares were valued at $0.006667 or $40,000 based on the quoted trading price on the grant date and the company recorded a prepaid expense to be amortized over the one-year term of the agreement.

On June 1, 2013, the Company granted a consulting firm 4,500,000 Class A common shares for a one year investor relations agreement.  The shares were issued September 26, 2013. The shares were valued at $0.004333 or $19,500 based on the quoted trading price on the grant date and the company recorded a prepaid expense to be amortized over the one-year term of the agreement.

On January 2, 2012, the Company granted 100,000 shares of Class B common stock valued at their fair value of $10,000 to an independent director in payment of director fees for the coming year which was fully expensed as of December 31, 2012.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 15 – STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

Following is a summary of warrants for Class A common shares outstanding:

	December 31, 2013		December 31, 2012
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of year	19,860,000	$0.031	14,700,000	$0.033
Granted	9,999,375	$0.012	13,410,000	$0.020
Exercised	—	—	—	—
Forfeited	—	—	8,250,000	$0.031
Expired	—	—	—	—
Outstanding at end of year	29,859,375	$0.031	19,860,000	$0.031
Exercisable at end of year	29,859,375	$0.031	19,860,000	$0.031

Weighted average grant date fair value		$0.016		$0.016
Weighted average remaining contractual term		3.02		3.77

On October 24, 2013, warrants to purchase 3,750,000 shares of Class A common stock at $0.012 per share were issued to an accredited investor in conjunction with a private offering (See Note 14).

On December 22, 2013, warrants to purchase 6,249,375 shares of Class A common stock at $0.012 per share were issued to an accredited investor in conjunction with a private offering. (See Note 14).

On August 15, 2012, warrants to purchase 3,960,000 shares of Class A common stock at $0.033 per share were issued to a related party in conjunction with a convertible note. The warrants were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, risk free interest rate of 0.102% and a term of 5 years.

On May 11, 2012 warrants to purchase 825,000 shares of Class A common stock at $0.033 per share were issued to an existing accredited investor in conjunction with a convertible note. As consideration for this further investment, the 750,000 existing warrants with a strike price $0.033 were cancelled and reissued with a strike price of $0.025 per share. The new and existing warrants were both valued on the modification date using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, a risk free interest rate of 0.89% and a term of 5 years and 3 years, respectively. There was no additional expense resulting from the modification.

On February 24, 2012 warrants to purchase 4,125,000 shares of Class A common stock at $0.033 per share were issued to an existing accredited investor in conjunction with a convertible note. As consideration for this further investment, the 3,750,000 existing warrants with a strike price $.033 were cancelled and reissued with a strike price of $0.025 per share. The new and existing warrants were valued on the modification date using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, a risk free interest rate of 0.89% and a term of 5 years. There was no additional expense resulting from the modification.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Options

Following is a summary of options outstanding:

	December 31, 2013		December 31, 2012
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of year	350,000	$0.035	—	—
Granted	650,000	$0.020	350,000	$0.035
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of year	1,000,000	$0.030	350,000	$0.035
Exercisable at end of year	100,000	$0.035	100,000	$0.035

Weighted average grant date fair value		$0.03		$0.04
Weighted average remaining contractual term		4.11		4.59

The total unrecognized option expense to be recorded over the remaining 2 years is $6,667.

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

On August 2, 2012, the Company issued options to purchase 250,000 shares of Class B common stock valued at $0.04 per options for a total of $10,000 to its President and CFO. The options vest equally every six months over a three year period. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, risk free interest rate of 0.61% and a term of 5 years. The expense in 2012 was not material.

On August 2, 2012, the Company issued options to purchase 100,000 shares of Class B common stock to its new Chief Operating Officer. The options vest equally every six months over a three year period. The options were valued at $0.04 per option using the Black-Scholes model with a dividend rate of 0%, volatility of 462.61%, risk free rate of 0.61% and a term of 5 years. On December 21, 2012, the COO was terminated. As part of the settlement agreement, all 100,000 options immediately vested and the Company recognized $4,000 total expense.

NOTE 16 – COMMON STOCK TO BE ISSUED

As of December 31, 2013, the Company had not received the payment for the subscription agreement therefore has recorded the 8,332,500 shares of Class A Common Stock in ‘Common Stock to be Issued’ (See Note 14).

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

NOTE 18 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various states. There was no income tax expense in 2013 and 2012 due to the Company's net taxable losses. The Company had net operating loss carry forwards of approximately $4,513,000 as of December 31, 2013 available to offset taxable income through 2033. The valuation allowance increased by $854,986 in 2013. The Company has established a 100% valuation allowance.

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2008. None of the tax years subject to examination are currently under examination by a tax authority and the Company has not received notice of the intent by any tax authority to commence an examination.

The Company adopted the provisions of FIN No. 48 on January 1, 2009. As a result of the implementation of FIN No. 48, the Company did not recognize any liability for unrecognized tax benefits, since the Company has concluded that all of its tax positions are highly certain of being upheld upon examination by federal or state tax authorities.

INFORMATION SYSTEMS ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The significant components of the Company’s deferred tax account balances are as follows:

	Year ended December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$1,698,286	$777,970
Allowance for bad debts	2,066	—
Stock options	6,167	—
Capital loss carryover	—	10,496
Common Stock for Services	—	10,000
Deferred revenue	—	38,445
Valuation allowance	(1,691,298)	(835,637)
Net deferred tax assets	$15,221	$1,274

Total deferred tax liabilities	(15,221)	(1,274)
Total net deferred taxes	$—	$—

Reconciliation of the differences between income tax benefit computed at the federal statutory tax rate of 34% and 15% for 2013 and 2012, respectively and the provision for income tax benefit for the years ended December 31, 2013 and 2012 is as follows:

	Year ended December 31,
	2013	2012

Income tax (loss) at federal statutory rate	(34.00)%	(15.00)%
State taxes, net of federal benefit	(3.63)%	(4.08)%
Nondeductible items	(93.37)%	12.90%
Changes in valuation allowance	131.00%	6.18%
	0.00%	0.00%

NOTE 19 – SUBSEQUENT EVENTS

On January 1, 2014 the Company granted options to purchase 500,000 shares of common stock to its non-executive directors. The options have an exercise price of $0.02 per share, a five-year term, vest on January 1, 2015¸ and are subject to continuing service as a director. The options were valued using the Black-Scholes model using a volatility of 294%, an expected term of 5 years and an interest rate of 0.76%. The options are valued at $10,000 and will be recognized as an expense over the requisite service period.

On Jan 22, 2014, the Company approved the issuance of 1,000,000 options to an independent financial consultant to act as an advisor to the Company with respect to international capital markets strategy. The consultant received no other cash or stock compensation and continues to work closely with the Company on matters directly pertaining to capitalization. The options have an exercise price of $0.018 per share, a five-year term, vesting immediately. The options were valued using the Black-Scholes model using a volatility of 294%, an expected term of 5 years and an interest rate of 0.76%. The options are valued at $18,000 and will be immediately expensed.

On February 14, 2014, the Company issued 4,166,250 shares of Class A common stock at $0.012 per share to one accredited investor in exchange for $50,000. The Company also issued 3,124,688, warrants with the investment.

On March 26, 2014, Information System Associates, Inc. (the “Company”) elected Mr. Hagai Lerer to the Company’s Board of Directors with the effective date of April 1, 2014. As compensation for his services as a director, Mr. Lerer received 150,000 options of the Company stock at $0.012 vesting on June 30, 2014. The options were valued using the Black-Scholes model using a volatility of 294%, an expected term of 5 years and an interest rate of 0.76%. The options are valued at $1,800 and will be recognized as expense over the requisite service period.

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