Form 10-Q
period 2014-03-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2014-05-20
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class A & B	Outstanding at May 18, 2014
Common Stock, $0.001 par value per share	113,891,856 shares

SIGNATURES	19

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$653	$166
Accounts receivable, net allowance of $5,490 at March 31, 2014 and December 31, 2013	54,590	26,696
Prepaid expenses	14,918	29,792
Total current assets	70,161	56,654

Property and Equipment, net	11,162	12,591
Other Assets	1,690	1,690

TOTAL ASSETS	$83,013	$70,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$245,933	$246,528
Accrued expenses	37,401	31,646
Notes payable - related parties	348,661	330,087
Notes payable - stockholder	50,000	50,000
Notes payable (Convertible OID), net of discounts - related parties	66,000	66,000
Notes payable - (OID) net of discounts, stockholder	145,783	142,684
Notes payable (Third party)	45,000	45,000
Line of credit	39,847	39,979
Deferred revenue	22,478	31,182
Accrued interest	37,890	20,380
Total current liabilities	1,038,993	1,003,486

Commitments and contingencies (Note 10)

Stockholders' Deficit:
Preferred stock $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common Stock - Class A, $.001 par value, 450,000,000 shares authorized, 96,940,769 and 79,442,019 issued and outstanding at March 31, 2014 and December 31, 2013	96,941	79,442
Common Stock - Class B, $.001 par value, 50,000,000 shares authorized, 6,500,000 and 11,500,000 issued and outstanding at March 31, 2014 and December 31, 2013	6,500	11,500
Additional paid in capital	4,555,461	4,420,460
Common stock to be Issued- Class A Stock, 9,451,087 and 8,332,500 shares as of March 31, 2014 and December 31, 2013, respectively	9,451	8,333
Subscription receivable	(20,000)	(100,000)
Accumulated deficit	(5,604,333)	(5,352,286)
Total stockholders' deficit	(955,980)	(932,551)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$83,013	$70,935

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2014	2013

Revenue
Software and hardware sales	$66,724	$72,085
Services	60,441	136,777
Total revenue	127,165	208,862

Cost of Revenue
Software and hardware	36,218	5,515
Services	36,218	93,021
Total cost of revenue	72,436	98,536

Gross Profit	54,729	110,326

Operating Expenses
Administrative and general	103,259	55,195
Salaries and employee benefits	148,990	128,563
Professional fees	16,835	25,948
Total Operating Expenses	269,084	209,706

Loss from Operations	(214,355)	(99,380)

Other Expense
Factoring fees	—	(5,755)
Interest expense	(37,692)	(44,264)
Total Other Expense	(37,692)	(50,019)

Net Loss	$(252,047)	$(149,399)

Basic and Fully Diluted Loss per Share:
Basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	106,060,244	30,599,417

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(252,047)	$(149,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,429	1,429
Amortization of prepaids	14,875	2,458
Amortization of discounts	3,099	6,044
Amortization of beneficial conversion feature value	—	10,556
Amortization of warrant discounts	—	14,378
Other	608	—
Options issued for services	38,010	3,250
Changes in operating assets and liabilities:
Accounts receivable	(27,894)	(90,374)
Accounts payable	(595)	(4,897)
Accounts payable - related party	—	3,781
Accrued expenses	5,756	87,284
Accrued interest	17,510	5,663
Deferred revenue	(8,705)	42,125
Net Cash Used In Operating Activities	(207,954)	(67,702)

Cash Flows from Financing Activities
Proceeds from line of credit facility	39,847	35,385
Repayments of line of credit facility	(39,979)	(32,422)
Insurance premium repayments	—	(2,198)
Proceeds from factor, net of repayments	—	11,916
Repayment for checks written in excess of cash balances	—	(3,880)
Proceeds from Sale of Common Stock and Warrants	190,000	—
Repayment to stockholder	—	(1,302)
Proceeds from note payable related parties	61,000	86,210
Repayments from note payable related parties	(42,427)	(24,383)
Net Cash Provided by Financing Activities	208,441	69,326

Net Change in Cash and Cash Equivalents	487	1,624
Cash and Cash Equivalents at Beginning of period	166	—
Cash and Cash Equivalents at End of Period	$653	$1,624

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,183	$9,497
Cash paid for taxes	$—	$—
Non-cash investing and financing Activity:
Subscription Receivable	$20,000	—

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

 INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Information Systems Associates, Inc. (Company) was incorporated under the laws of the State of Florida on May 31, 1994. The Company provides Mobile Data Center Management™ systems and turnkey data center management solutions to customers primarily located within the United States specializing in various industries. Our products and services include data center asset/inventory management, data center management software and data center data collection. Utilizing the Company’s proprietary and patented technology, OSPI® (On Site Physical Inventory®), customers are able to manage data centers on a mobile basis, bringing data center management out of the office and into the data center.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period. These unaudited condensed financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (our “10-K”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. Most significant estimates in the accompanying financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be a cash equivalent.

Concentrations

Cash Concentrations:

Cash and cash equivalents are maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at the date of this report.

 INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

Significant Customers and Concentration of Credit Risk:

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues in 2014 and total accounts receivable at March 31, 2014.

March 31, 2014
Revenue		Accounts Receivable
Customer A	48%	Customer A	100%
Customer B	42%

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, and loans payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. For the three months ended March 31, 2014, outstanding warrants to purchase an aggregate of 28,859,063 shares of Class A stock and outstanding options to purchase 4,150,000 of Class B stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive shares of common stock issued upon conversion of convertible debt.

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

 INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net loss and cash used in operations for the period ended March 31, 2014 of $252,047 and $207,954 and the working capital deficit, stockholders’ deficit and accumulated deficit as of March 31, 2014 was $968,832, $955,980 and $5,604,333, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. During 2013 and on-going periods, management arranged with a related party for an increase in a working capital line of credit from $200,000 to $300,000 to finance on-going projects. Management has been supplementing this line of credit with short term loans from friends and family, postponement of salary payments by officers with subsequent forgiveness of accrued amounts and extensions on payments to certain suppliers. Although our overall debt level has increased, we were successful in getting most of our convertible note holders to convert into common stock.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company has total Property and Equipment as follows:

	March 31, 2014	December 31, 2013
Computer software (purchased)	$590	$590
Website development costs	10,072	10,072
Furniture, fixtures, and equipment	40,712	40,712
Leasehold improvements	1,664	1,664
	53,038	53,038
Less accumulated depreciation and amortization	(41,876)	(40,447)
	$11,162	$12,591

Depreciation expense of $1,429 was recorded for the three months ended March 31, 2014.

 INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

The Company’s notes payable to related parties classified as current liabilities consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Notes Payable	Principal	Interest*	Principal	Interest*
Related party	$296,260	2.5%	$274,078	2.5%
Related party	20,000	1.5%	20,000	1.5%
President & COO	—	—	—	—
CEO – Related party	32,401	—	36,009	—
Total	$348,661		$330,087

———————

*

interest rate per month

On August 30, 2012 a company that is majority owned by a foreign investor and personal friend of the Company’s President and COO, entered into an arrangement with the Company to loan up to $100,000 (subsequently increased to $300,000) on a revolving basis at an interest rate of 2.5% per month based on purchase orders or invoices that have not been previously factored. The initial deposit for this loan came from the Company’s President and COO pursuant to the investor, who is a foreign national, setting up an appropriate entity to handle further transactions. Further, the Company’s President and COO has personally guaranteed the loan. At March 31, 2014 and December 31, 2013 there was outstanding principal balance of $296,260 and $274,078, respectively. Accrued interest at March 31, 2014 and December 31, 2013 was $36,726 and $17,923, respectively.

On June 27, 2012 an individual whom the Company’s President and COO has significant influence over, loaned the Company $10,000 at an interest rate of 1.5% per month payable monthly. Between July 13, 2012 and July 24, 2012 the related party advanced an additional $15,000 (the 2012 advances) due on demand. On January 1, 2013, the Company received $19,400 from this related party in exchange for forty-five day original issue discount note with a face value of $20,000 and a maturity date of February 15, 2013 (the 2013 note). The original discount interest rate was 2% per month. At March 31, 2014 and December 31, 2013, there were outstanding principal balances of $20,000 and $20,000, respectively related to the 2012 advances. Accrued interest at March 31, 2014 and December 31, 2013 was $0.

During the second quarter of 2012, the Company reclassified $30,265 of accounts payable balances due to the CEO, to Notes payable – related parties. These balances were a result of Company expenses charged to the CEO’s personal credit cards. The Company was previously paying the credit card companies directly for these expenses incurred. During the third quarter 2012 the company recorded accrued payroll of $54,682 for this officer. These amounts are non-interest bearing and are on demand. The Company pays these loans as sufficient funds become available. During the three months ending March 31, 2014 the Company repaid $3,608. At March 31, 2014 and December 31, 2013 this officer had an outstanding loan balance of $32,401 and $36,009, respectively.

NOTE 5 – NOTE PAYABLE – Stockholder

The Company’s notes payable to stockholder classified as current liability at March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014		December 31, 2013
Notes Payable	Principal	Interest*	Principal	Interest*
Stockholder	$50,000	2.5%	$50,000	2.5%

———————

*

interest rate per month

 INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

On January 11, 2012 a stockholder loaned the Company $35,000 at 3% interest per month for one year. On April 13, 2012, the stockholder loaned additional principal to the Company in the aggregate amount $25,000. On June 28, 2012, the Company made a $10,000 principal payment on the note. On January 1, 2013, the Company entered into a new agreement with the stockholder to rollover an existing line of credit in the amount of $50,000. The original line of credit was for a total of $60,000 and the Company repaid $10,000 of that obligation during 2012. The new note maintains similar terms and conditions but with a reduction in the monthly fee from 3% to 2.5%. At March 31, 2014 and December 31, 2013 the principal balance on the note was $50,000. At March 31, 2014 and December 31, 2013 the accrued interest on the note balance was $1,164 and $2,457 respectively.

NOTE 6 – NOTE PAYABLE, CONVERTIBLE OID – Related Party

	March 31, 2014			December 31, 2013
Notes Payable - Convertible	Principal	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Related Party Affiliate	$66,000	—	$66,000	$66,000	—	$66,000

In June 2012, a related party who is an affiliate of the President and COO, made a non interest bearing short-term loan to the Company in the amount of $60,000. On August 15, 2012, this loan was exchanged for a one year original issue discount convertible note with detachable warrants. The face value of the note is $66,000. The $6,000 original issue discount was expensed as interest over the term of the note which matures in August 2013. The convertible note payable is convertible into 3,959,921 shares of the Company’s Class A common stock at a conversion rate of $0.0167 per share. The Company valued the beneficial conversion feature attached to the note using the intrinsic value method at a relative fair value of $28,571. The five-year warrants to purchase 3,959,921 shares of the Company’s Class A common stock at an exercise price of $0.033 were valued at a relative fair value of $31,429 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .102%. The beneficial conversion feature and the relative fair value of the warrants were recorded as an increase to additional paid in capital and a discount to the note to be amortized to interest expense over the term of the note. The Company is technically in default though no written notice has been received from the related party. The Company is in discussions with the related party regarding either converting the note or extending it for further periods. As of the date of this report discussions continue. The net carrying value of the note at March 31, 2014 and December 31, 2013 was $66,000.

NOTE 7 – NOTE PAYABLE – OID– STOCKHOLDER

	March 31, 2014			December 31, 2013
Notes Payable - OID	Principal	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Stockholder	$150,068	$(4,285)	$145,783	$150,068	$(7,384)	$142,684

———————

*

2011 Note Payable – Convertible, OID

 INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

On July 15th, 2011 the Company received $125,000 from a stockholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note was $137,500. The $12,500 original issue discount was recorded as debt discount and expensed as interest over the term of the note which matured in July 2012. The convertible note payable was convertible into 4,125,000 shares of the Company’s common stock at a conversion rate of $0.33 per share. The Company valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 3,750,000 shares of the Company’s common stock at an exercise price of $0.33 were valued at the relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants were recorded as an increase to additional paid in capital and a discount to the note. On July 15, 2012, the maturity date, the $137,500 note was exchanged for a new two year original discount secured note with no conversion rights. The note is secured by the Company’s intellectual property, notably the patent for OSPI. In exchange for the security the investor agreed to waive the conversion rights and cancel the warrants issued with the original note. The face value of the note is $165,000. The $27,500 original issue discount is expensed as interest over the term of the note. On February 8, 2013, the Company entered into an Inter-creditor Agreement with Liquid Capital Exchange, Inc. (the Company’s factor) and the stockholder The Inter-creditor Agreement resolves a definition dispute concerning UCC’s filed by both parties to protect their collateral.  A part of this agreement calls for the stockholder to receive 5% of all factor advances to the Company until such time the stockholder loan is paid in full.  Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the stockholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. The net carry value of the note at March 31, 2014 and December 31, 2013 is $145,783 and $142,684, respectively, net of unamortized original issue discount of $4,285 and $7,384, respectively.

NOTE 8 – NOTE PAYABLE – THIRD PARTY

On May 7, 2013, a third party loaned the Company $45,000 at 1.5% interest per month for six months. On November 8, 2013, this note was extended for a further 3 months with the same terms and conditions. As of March 31, 2014 and December 31, 2013 the balance on the note was $45,000.

NOTE 9 – LINE OF CREDIT

Line of Credit:

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of March 31, 2014 and December 31, 2013 was $39,847 and $39,979, respectively. This line of credit has no maturity date. The annual interest rate is the Prime Rate plus 3%. The CEO of the Company is the personal guarantor.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease

On April 25, 2011, the Company entered into a 3 year escalating lease agreement for 1,352 square feet commencing in July. The monthly rental rate is $1,800, $1,920 and $2,040 for the lease years ending July 31, 2012, 2013 and 2014, respectively.

Rent expense for the periods ended March 31, 2014 and 2013 was $6,120 and $5,732, respectively. Management is currently in payment negotiations with the property owner to come to terms with the renewal of the lease to begin after the current lease is completed.

NOTE 11 – RELATED PARTIES

As of March 31, 2014 and December 31, 2013 there were various notes and loans payable to related parties (see Notes 4, 5, 6 and 7).

 INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

NOTE 12 – STOCKHOLDERS’ DEFICIT

Common stock issued for cash

On January 4, 2014, the Company received $100,000 which was recorded as a subscription receivable at December 31, 2013 and issued the previously issuable common stock of 8,332,500.

On January 27, 2014, the Company entered into an agreement to issue 5,000,000 shares of Class A common stock at $0.012 per share to one accredited investor in exchange for $60,000. The company received the funds in three equal payments of $20,000 with the final $20,000 received on April 22, 2014. The Company also issued warrants to purchase 3,750,000 shares of Class A common stock at an exercise price of $0.012 per share with this offering.

On February 14, 2014, the Company issued 4,166,250 shares of Class A common stock at $0.012 per share to one accredited investor in exchange for $50,000. The Company also issued warrants to purchase 3,124,688 shares of Class A common stock at an exercise price of $0.012 per share with this offering.

On March 19, 2014, 5,000,000 shares of Class B common stock held by a former officer were converted into Class A common stock subject to a “leak-out” agreement.

Common stock issued for cashless warrant exercise

On February 10, 2014, the Company issued 4,451,087 shares of common stock in connection with the cashless exercise of warrants to purchase 3,750,000 and 4,125,000 shares of the Company’s common stock exercisable at $0.01 per share and based upon the market values of the Company’s common stock of $0.023 per share.

NOTE 13 – COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

Following is a summary of activity for warrants to purchase Class A common stock for the three months ending March 31, 2014.

	March 31, 2014
	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	29,859,375	$0.031
Granted	6,874,688	$0.012
Exercised	7,875,000	$0.012
Outstanding at end of period	28,859,063	$0.02
Exercisable at end of period	28,859,063	$0.02

See Note 12 for discussion of warrant activity for the three months ended March 31, 2014.

On January 22, 2014, the Board of Directors approved the modification of warrants to purchase 3,750,000 and 4,125,000 shares of the Company’s common stock by reducing the exercise price of each prior grant from $0.025 and $0.033 respectively, to $0.01 per share.  The Company revalued the warrants just prior to and after the modification and there was no material incremental increase in value.  The warrants were then exercised under the cashless exercise provisions (See Note 12).

 INFORMATION SYSTEMS ASSOCIATES, INC.

CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

Options

Following is a summary of stock option activity for the three months ending March 31, 2014.

	March 31, 2014
	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	1,000,000	$0.030
Granted	3,150,000	$0.02
Outstanding at end of period	4,150,000	$0.02
Exercisable at end of period	2,000,000	$0.02

The total unrecognized option expense to be recorded over the remaining 3 months is $21,870.

On January 1, 2014, the Company issued stock options to purchase 1,000,000 shares of Class A common stock with an exercise price of $0.02 and valued at $0.02 per option for a total of $20,000 to its CEO. The options vest June 30, 2014. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 294%, risk free interest rate of 0.76% and a term of 5 years. The expense in 2014 was $10,000.

On January 1, 2014, the Company issued stock options to purchase 1,000,000 shares of Class A common stock with an exercise price of $0.02 and valued at $0.02 per option for a total of $20,000 to its President and CFO. The options vest June 30, 2014. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 294%, risk free interest rate of 0.76% and a term of 5 years. The expense in 2014 was $10,000.

On January 22, 2014, the Company approved the issuance of 1,000,000 options to an independent financial consultant to act as an advisor to the Company with respect to international capital markets strategy. The consultant received no other cash or stock compensation and continues to work closely with the Company on matters directly pertaining to capitalization. The options have an exercise price of $0.018 per share, a five-year term, vesting immediately. The options were valued using the Black-Scholes model using a volatility of 294%, an expected term of 5 years and an interest rate of 0.76%. The options were valued at $18,000 and were immediately expensed.

On March 26, 2014, the Company issued stock options to purchase 150,000 shares of Class A common stock with an exercise price of $0.012 valued at $0.013 per option for a total of $1,900 to its independent director. The options vest June 30, 2014. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 294%, risk free interest rate of 0.76% and a term of 5 years. The expense in 2014 was not material.

NOTE 14 – SUBSEQUENT EVENTS

On May 1, 2014, the Company entered into two agreements with affiliates of Owings Capital Group LLC.  The first agreement with OG Hybrid Fund LLC (“OG”) is to accept an investment of $150,000 into ISA in exchange for the issuance of 12.5M shares of ISA restricted stock to OG together with options to invest a further $450,000 in Convertible Preferred stock of a new subsidiary to be formed for ISA’s software business. The second agreement covers the engagement of J16 Enterprises Inc. (J16) to execute a re-organization of the ISA entity and recapitalization including legal and accounting work required to create and “spin-out” a new subsidiary with a planned future IPO on a major stock exchange. As of this report, ISA had not yet received the funds pending certain decisions forthcoming related to execution of the second agreement. The $150,000 investment by OG has a specific use of proceeds which is to fund the costs of the engagement with J16.

On May 5, 2014, the Company signed a letter of authorization with Hayden IR authorizing the conversion of four past due Hayden IR invoices which totaled $12,000 to be converted into 1,000,000 shares of Class A common stock at a conversion price of $0.012 based on prior cash sales and no gain or loss will be recorded. The shares are to be split up amongst Hayden IR and its subsidiary Stratcon Partners.

On May 7, 2014, the Company entered into an agreement with a third party to modify an existing note in the amount of $45,000 to extend the term for a further 90 days. The modified Note will be repaid in two consecutive monthly installments of $675 representing interest only on the first day of each month commencing the month following execution of this Note with a third and final payment of forty-five thousand, six hundred and seventy-five dollars ($45,675) due three months after the commencement of this note. This note is also “callable” with sixty (60) days’ notice from June 7th, 2014. The lender may also extend this note for a further period at their sole discretion. There was no accounting effect of this note modification.

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

For the Three months ended March 31, 2014 compared to Three months ended March 31, 2013

Revenues

Revenues were $127,165 and $208,862 for the three months ended March 31, 2014 and 2013, respectively. The decrease in revenue for 2014 is due to a decrease in software sales and professional services revenue of $5,361and $76,336, respectively. The majority of the Company’s revenue came from two customers.

Cost of Revenues

Costs of revenues were $72,436 and $98,536 for the three months ended March 31, 2014 and 2013, respectively. The decrease in 2014 cost of revenues is due to a decrease in professional services costs of $56,804. This was offset by an increase in software and hardware costs of $30,704.The decrease in professional services costs were attributed to a more efficient use of our contractors in regards to job scheduling and related travel expenses.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 and 2013 were $269,084 and $209,706, respectively. The increase in operating expenses resulted from an increase in administrative and general expense, salaries and employee benefits expense of $48,064 and $20,427, respectively. These amounts were slightly offset by a decrease in professional fees of $9,113.

Loss before other Income (Expense)

The loss from operations for the three months ended, March 31, 2014 and 2013 was $214,355 and $99,380, respectively.  The loss from operations can be attributed to the decrease in overall revenue of approximately $81,697. The increase in loss can also be attributed to an increase in operating expenses of $59,378.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended March 31, 2014 and 2013 was $37,692 and 44,264, respectively. The decrease in interest expense primarily resulted from a decrease in note payable discount interest expense of $29,423. This was offset by a decrease in note payable interest expense of $18,217.

Factor Fees

Factoring fees for the three months ending March 31, 2014 and 2013 were $0 and $5,755, respectively. The decrease in factoring fees was due to the Company choosing not to factor any accounts receivables invoices for the three months ending March 31, 2014.

Net Loss

Net loss for the three month period ended March 31, 2014 and 2013 was $252,047 and $149,399, respectively. The approximate $102,000 increase in net loss was primarily due to the decrease in gross profit of $55,597.The increase in net loss was also attributed to an increases in total operating expenses of $59,378. This was slightly offset by a decrease in cost of revenue of $26,100.

Net loss per common share was nil and nil for the period ended March 31, 2014 and 2013, respectively. Weighted average common shares outstanding for the three month period ended March 31, 2014 and 2013 were 106,060,244 shares and 30,599,417 shares, respectively.

Liquidity and Capital Resources

Cash flows used in operations were $207,954 and $67,702, respectively, during the periods ended March 31, 2014 and 2013. Cash flows used in operations during the periods ended March 31, 2014 were primarily attributable to a net loss of $252,047 offset by depreciation and amortization expense, stock option expense, amortization of beneficial conversion value discounts, of $1,429, $14,875, $38,010 and $3,099, respectively and a increase in accounts receivable of $27,894. Cash flows used in operations during the period ended March 31, 2013 were attributable to a net loss of $149,399 and an increase in accounts receivable of $90,374, offset by depreciation and amortization expense of $1,429, amortization of prepaid expenses of $2,458, amortization of original issue discount, beneficial conversion value and warrant discounts of $30,978, options issued for services of $3,250, increase in accounts payable and accrued expenses $91,831, and an increase in deferred revenue of $42,125.

During the periods ended March 31, 2014 and 2013, we experienced no effect from investing activities.

Cash flows provided by financing activities were $208,441 and $69,326, respectively, during the periods ended March 31, 2014 and 2013. Cash flows provided by financing activities during the period March 31, 2014 were provided primarily by proceeds from the sale of common stock and warrants of $190,000 and proceeds from note payable related party, net of repayments. Cash flows provided by financing activities during the period ended March 31, 2013 were provided primarily by net proceeds from related party and shareholder notes of $60,525, net proceeds from line of credit of $2,963, and net proceeds from factors, net of repayments of $11,916; offset by insurance premium repayment of $2,198 and a repayment of checks written in excess of cash balances.

As of May 14, 2014 we had cash on hand of $1,031. If we are unable to generate revenues sufficient to support our operations we will require additional debt or equity financing to meet the working capital needs of the Company. Management has arranged with a related party for working capital up to $300,000 to finance on-going projects. Our management will also be engaging in discussions with the capital markets to raise additional funds for expansion including software development and marketing.

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements involving our future revenue, liquidity and the planned spin-out. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the completion of our new software, the future acceptance of it by customers, and the condition of the capital markets for microcap companies. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors in our form 10-k for the year ended December 31, 2013.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the disclosure controls and procedures of our Company were ineffective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will continue to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  As of March 31, 2014, we had identified the following material weaknesses which still exist through the date of this report:

•

Because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been implemented.

•

Controls and procedures designed to ensure the effective communication to management of all information required to be disclosed in its reports have not been implemented or adhered to.

Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

Due to a change in our executive management, staffing and other financial reporting modifications that were made during the three months ended March 31, 2014, changes in internal controls over financial reporting were made during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to those unregistered securities previously disclosed in filings with the SEC, we have sold securities which are not registered under the Securities Act of 1933 (the “Act”), as described below.

Name or Class of Investor	Date Issued	No. of Securities	Consideration

Officer (1)	January 1, 2014	1,000,000 options to purchase shares of Class A common stock at an exercise price of $0.02 per share (3)	Services

Officer (1)	January 1, 2014	1,000,000 options to purchase shares of Class A common stock at an exercise price of $0.02 per share (3)	Services

Investor (1)	January 4, 2014	8,332,500 shares of Class A common stock and 6,249,375 warrants to purchase shares of Class A common stock with an exercise price of $0.012 per share	$100,000

Consultant (1)	January 22, 2014	1,000,000 options to purchase shares of common stock at an exercise price of $0.018 per share	Advisory Services

Warrant Holders (2)	January 22, 2014	4,451,087 shares of common stock	Cashless exercise of 7,875,000 warrants at a price of $0.01 per share

Investor (1)	January 27, 2014	5,000,000 shares of Class A common stock and 3,750,000 warrants to purchase shares of Class A common stock with an exercise price of $0.012 per share	$60,000

Investor (1)	February 14, 2014	4,166,250 shares of Class A common stock and 3,124,688 warrants to purchase shares of Class A common stock with an exercise price of $0.012 per share	$50,000

Director (1)	March 26, 2014	150,000 options to purchase shares of Class A common stock at an exercise price of $0.012 per share (3)	Services

———————

(1)

Issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

(2)

Exempt under Section 3(a)(9) of the Act.

(3)

The options vest June 30, 2014.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6. EXHIBITS

					Filed or
Exhibit		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	SB-2	4/7/07	3.1
3.2	Articles of Amendment to the Articles of Incorporation	SB-2	4/7/07	3.2
3.3	Bylaws	SB-2	4/7/07	3.3
3.4	Second Amendment to Articles of Incorporation	10-Q	11/13/13	3.4
10.1	WSR Consulting Agreement dated September 11, 2009	8-K	10/16/09	10.1
10.2	Form of Revolving Line of Credit	10-Q	05/15/13	10.2
10.3	Form of Note Payable OID	10-Q	05/15/13	10.3
10.4	Form of Option Agreement	10-Q	05/15/13	10.4
10.5	Abacus Securities Agreement, dated July 17, 2013	10-Q	08/14/2013	10.5
10.6	Hayden IR Agreement	10-Q	11/13/13	10.6
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

———————

*

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INFORMATION SYSTEMS ASSOCIATES, INC.
Date: May 20, 2014	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: May 20, 2014	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Signature	Title	Date

/s/ Joseph P. Coschera	Chief Executive Officer	May 20, 2014
Joseph P. Coschera	(Principal Executive Officer) and Director

/s/ Adrian Goldfarb	Chief Financial Officer	May 20, 2014
Adrian Goldfarb	(Principal Financial Officer) and Director

/s/ Gary Aron	Director	May 20, 2014
Gary Aron

/s/ David Brooks	Director	May 20, 2014
David Brooks

/s/ Hagai Lerer	Director	May 20, 2014
Hagai Lerer