Form 10-Q
period 2014-06-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2014-08-19
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-14229

INFORMATION SYSTEMS ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2114 SE Rays Way Stuart, Florida	34994
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class A & B	Outstanding at August 19, 2014
Common Stock, $0.001 par value per share	113,891,856 shares

SIGNATURES	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$785	$166
Accounts receivable, net allowance of $5,490 at June 30, 2014 and December 31, 2013	—	26,696
Other current assets	125	—
Prepaid expenses	64	29,792
Total Current Assets	974	56,654

Property and equipment, net	10,001	12,591
Other assets	2,890	1,690

TOTAL ASSETS	$13,865	$70,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$229,987	$246,528
Accrued expenses	44,458	31,646
Notes payable - related parties	365,160	330,087
Notes payable - stockholder	50,000	50,000
Notes payable (Convertible OID), net of discounts - related parties	66,000	66,000
Notes payable (OID), net of discounts - stockholder	149,173	142,684
Notes payable (Third Party)	45,000	45,000
Line of credit	40,329	39,979
Deferred revenue	13,468	31,182
Accrued interest	37,819	20,380
Total Current Liabilities	1,041,394	1,003,486

Commitments and contingencies (Note 10)

Stockholders' Deficit
Preferred stock $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common Stock - Class A, $.001 par value, 450,000,000 shares authorized, 106,391,856, and 79,442,019, issued and outstanding at June 30, 2014 and December 31, 2013	106,392	79,442
Common Stock - Class B, $.001 par value, 50,000,000 shares authorized, 6,500,000 and 11,500,000 issued and outstanding at June 30, 2014 and December 31, 2013	6,500	11,500
Additional paid in capital	4,583,061	4,420,460
Common Stock to be Issued - Class A Stock, 1,000,000 and 8,332,500 shares as of June 30, 2014 and December 31, 2013	1,000	8,333
Subscription receivable	—	(100,000)
Accumulated deficit	(5,724,482)	(5,352,286)
Total Stockholders' Deficit	(1,027,529)	(932,551)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,865	$70,935

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six month ended June 30,
	2014	2013	2014	2013

Revenue:
Software and hardware sales	$13,607	$—	$80,331	$72,085
Services	121,812	223,018	182,253	357,992
Total Revenue	135,419	223,018	262,584	430,077

Cost of Revenue:
Software and hardware	24,287	1,277	60,505	6,792
Services	18,496	98,965	54,714	191,986
Total Cost of Revenue	42,783	100,242	115,219	198,778

Gross Profit	92,636	122,776	147,365	231,299

Operating Expenses
Administrative and general	55,234	92,460	158,493	147,655
Salaries and employee benefits	98,556	131,659	247,546	260,222
Professional fees	23,565	20,700	40,400	46,648
Total Operating Expenses	177,355	244,819	446,439	454,525

Loss from Operations	(84,719)	(122,043)	(299,074)	(223,226)

Other Income (Expenses):
Finance fees earned on sales	—	7,428	—	9,229
Gain on Settlement	5,200	—	5,200	—
Factoring fees	—	(6,895)	—	(12,648)
Loss on Fixed Asset Disposal	(305)	—	(305)	—
Interest expense	(40,325)	(40,236)	(78,017)	(84,500)
Total Other Income (Expense), net	(35,430)	(39,703)	(73,122)	(87,919)

Net Loss	$(120,149)	$(161,746)	$(372,196)	$(311,145)

Basic and Fully Diluted Loss per Share:
Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	113,514,078	68,937,140	110,010,281	68,798,501

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(372,196)	$(311,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,060	2,858
Amortization of prepaids	29,750	—
Amortization of discounts	6,489	11,108
Amortization of beneficial conversion feature value	—	17,852
Amortization of warrant discounts	—	22,772
Other	608	—
Options issued for services	59,810	8,167
Investor relation expense for warrant term modifications	—	33,333
Gain on equipment sale	305	—
Changes in operating assets and liabilities:
Accounts receivable	26,696	(149,185)
Prepaids	(147)	5,439
Other Assets	(1,200)	3,000
Accounts payable	10,258	55,534
Accounts payable - related party	—	(5,861)
Accrued expenses	12,812	172,202
Accrued interest	17,439	2,422
Deferred revenue	(17,714)	19,199
Net Cash Used In Operating Activities	(225,030)	(112,305)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	225	—
Net Cash Provided by Investing Activities	225	—

Cash Flows from Financing Activities
Proceeds from line of credit facility	40,329	32,400
Repayments of line of credit facility	(39,979)	(35,139)
Insurance premium repayments	—	(4,612)
Repayment for checks written in excess of cash balances	—	(3,880)
Proceeds from factor, net of repayments	—	29,351
Proceed from notes third party	—	45,000
Proceeds from Sale of Common Stock and Warrants	210,000	—
Repayment of convertible notes, stockholders	—	(8,668)
Proceeds from notes payable related parties	62,500	112,335
Repayments from notes payable related parties	(47,426)	(52,852)
Net Cash Provided by Financing Activities	225,424	113,935

Net Change in Cash and Cash Equivalents	619	1,630
Cash and Cash Equivalents at Beginning of period	166	—
Cash and Cash Equivalents at End of Period	$785	$1,630

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the six months ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$71,528	$35,816
Cash paid for taxes	$—	$—

Non-cash investing and financing activity:
Conversion of convertible notes and accrued interest	$—	$13,750
Reclassification of accounts payable to notes payable, related party	$20,000	$—
Conversion of accounts payable to common stock	$6,800	$—

The accompanying unaudited notes are an integral part of these unaudited condensed financial statements.

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

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

In late June 2014, the Company announced the formation of a new wholly owned subsidiary, TrueVue 360, Inc. TrueVue 360’s mission is to develop and market a new Software as a Service (SaaS) offering for IT asset management. TrueVue 360 will operate independently of the parent company, ISA, which will now focus exclusively on providing independent consulting and professional services through its partners to large data centers worldwide. ISA recently completed several engagements in this arena and received excellent ratings for quality and efficiency.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period. These unaudited condensed financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (our “10-K”).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary TrueVue 360. All significant inter-company transactions and balances are eliminated in consolidation.

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

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Unaudited

Concentrations

Cash Concentrations:

Cash and cash equivalents are maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at the date of this report.

Significant Customers and Concentration of Credit Risk:

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues in 2014 and total accounts receivable at June 30, 2014.

Six Months Ended June 30, 2014
Revenue		Accounts Receivable
Customer A	75%	Customer A	—
Customer B	22%	Customer B	—

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. For the six months ended June 30, 2014, outstanding warrants to purchase an aggregate of 28,859,063 shares of Class A common stock and outstanding options to purchase 4,150,000 shares of Class B common stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive shares of common stock issued upon conversion of convertible debt.

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Unaudited

Recent Issued Accounting Standards

We have implemented all new accounting standards that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net loss and cash used in operations for the six months ended June 30, 2014 of $372,196 and $225,030 and the working capital deficit, stockholders’ deficit and accumulated deficit as of June 30, 2014 was $1,040,420, $1,027,529 and $5,724,482, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. Management has been obtaining short term loans from friends and family, postponement of salary payments by officers with subsequent forgiveness of accrued amounts and extensions on payments to certain suppliers.

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

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue and to attain profitable operations. These unaudited financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company has total Property and Equipment as follows:

	June 30, 2014	December 31, 2013
Computer software (purchased)	$590	$590
Website development costs	10,072	10,072
Furniture, fixtures, and equipment	39,535	40,712
Leasehold improvements	1,664	1,664
	51,861	53,038
Less accumulated depreciation and amortization	(41,860)	(40,447)
	$10,001	$12,591

Depreciation expense of $2,060 was recorded for the six months ended June 30, 2014.

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Unaudited

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

The Company’s notes payable to related parties classified as current liabilities consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Notes Payable	Principal	Interest*	Principal	Interest*
Related party	$317,760	2.5%	$274,078	2.5%
Related party	15,000	1.5%	20,000	1.5%
CEO – Related Party	32,400	—	36,009
Total	$365,160		$330,087

———————

* interest rate per month

On August 30, 2012 a company that is majority owned by a foreign investor and personal friend of the Company’s President and COO, entered into an arrangement with the Company to loan up to $100,000 (subsequently increased to $300,000) on a revolving basis at an interest rate of 2.5% per month based on purchase orders or invoices that have not been previously factored. The initial deposit for this loan came from the Company’s President and COO pursuant to the investor, who is a foreign national, setting up an appropriate entity to handle further transactions. Further, the Company’s President and COO has personally guaranteed the loan. At June 30, 2014 and December 31, 2013 there was outstanding principal balance of $317,760 and $274,078, respectively. Accrued interest at June 30, 2014 and December 31, 2013 was $35,405 and $17,923, respectively.

On June 27, 2012 an individual whom the Company’s President and COO has significant influence over, loaned the Company $10,000 at an interest rate of 1.5% per month payable monthly. Between July 13, 2012 and July 24, 2012 the related party advanced an additional $15,000 (the 2012 advances) due on demand. On January 1, 2013, the Company received $19,400 from this related party in exchange for forty-five day original issue discount note with a face value of $20,000 and a maturity date of February 15, 2013 (the 2013 note). The original discount interest rate was 2% per month. On May 30, 2014 a principal payment was made to the related party in the amount of $5,000. At June 30, 2014 and December 31, 2013 there was an outstanding principal balance of $15,000 and $20,000, respectively. Accrued interest at June 30, 2014 and December 31, 2013 was $0 and $0.

During the second quarter of 2012, the Company reclassified $30,265 of accounts payable balances due to the CEO, to Notes payable – related parties. These balances were a result of Company expenses charged to the CEO’s personal credit cards. The Company was previously paying the credit card companies directly for these expenses incurred. During the third quarter 2012 the company recorded accrued payroll of $54,682 for this officer. These amounts are non-interest bearing and are on demand. The Company pays these loans as sufficient funds become available. On January 3, 2014 a payment was made in the amount of $3,000 and an additional payment of $608 was made on January 10, 2014. At June 30, 2014 and December 31, 2013 this officer had an outstanding loan balance of $32,400 and $36,009, respectively.

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Unaudited

NOTE 5 – NOTE PAYABLE – STOCKHOLDER

The Company’s notes payable to stockholder classified as current liability at June 30, 2014 and December 31, 2013 consists of the following:

	June 30, 2014		December 31, 2013
Note Payable	Principal	Interest*	Principal	Interest*
Stockholder	$50,000	2.5%	$50,000	2.5%

———————

* interest rate per month

On January 11, 2012 a stockholder loaned the Company $35,000 at 2.5% interest per month for one year. On April 13, 2012, the stockholder loaned additional principal to the Company in the aggregate amount $25,000. On June 28, 2012, the Company made a $10,000 principal payment on the note. On January 1, 2013, the Company entered into a new agreement with the stockholder to rollover an existing line of credit in the amount of $50,000. The original line of credit was for a total of $60,000 and the Company repaid $10,000 of that obligation during 2012. The new note maintains similar terms and conditions but with a reduction in the monthly fee from 3% to 2.5%. At June 30, 2014 and December 31, 2013 the principal balance on the note was $50,000. At June 30, 2014 and December 31, 2013 the accrued interest on the note balance was $2,458 and $2,458, respectively.

NOTE 6 – NOTE PAYABLE, CONVERTIBLE OID – RELATED PARTY

	June 30, 2014			December 31, 2013
Notes Payable – Convertible	Principal	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Related Party Affiliate	$66,000	-	$66,000	$66,000	-	$66,000

In June 2012, a related party who is an affiliate of the President and COO, made a non interest bearing short-term loan to the Company in the amount of $60,000. On August 15, 2012, this loan was exchanged for a one year original issue discount convertible note with detachable warrants. The face value of the note is $66,000. The $6,000 original issue discount was expensed as interest over the term of the note which matured in August 2013. The convertible note payable is convertible into 3,959,921 shares of the Company’s Class A common stock at a conversion rate of $0.0167 per share. The Company valued the beneficial conversion feature attached to the note using the intrinsic value method at a relative fair value of $28,571. The five-year warrants to purchase 3,959,921 shares of the Company’s Class A common stock at an exercise price of $0.033 were valued at a relative fair value of $31,429 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .102%. The beneficial conversion feature and the relative fair value of the warrants were recorded as an increase to additional paid in capital and a discount to the note to be amortized to interest expense over the term of the note. The Company is technically in default though no written notice has been received from the related party. The Company is in discussions with the related party regarding either converting the note or extending it for further periods. As of the date of this report discussions continue. The net carrying value of the note at June 30, 2014 and December 31, 2013 was $66,000.

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Unaudited

NOTE 7 – NOTES PAYABLE, CONVERTIBLE OID – STOCKHOLDER

	June 30, 2014			December 31, 2013
Notes Payable - OID	Principal	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Stockholder	$150,068	(895)	$149,173	$150,068	(7,384)	$142,684

On July 15th, 2011 the Company received $125,000 from a stockholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note was $137,500. The $12,500 original issue discount was recorded as debt discount and expensed as interest over the term of the note which matured in July 2012. The convertible note payable was convertible into 4,125,000 shares of the Company’s common stock at a conversion rate of $0.33 per share. The Company valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 3,750,000 shares of the Company’s common stock at an exercise price of $0.33 were valued at the relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants were recorded as an increase to additional paid in capital and a discount to the note. On July 15, 2012, the maturity date, the $137,500 note was exchanged for a new two year original discount secured note with no conversion rights. The note is secured by the Company’s intellectual property, notably the patent for OSPI. In exchange for the security the investor agreed to waive the conversion rights and cancel the warrants issued with the original note. The face value of the note is $165,000. The $27,500 original issue discount is expensed as interest over the term of the note. On February 8, 2013, the Company entered into an Inter-creditor Agreement with Liquid Capital Exchange, Inc. (the Company’s factor) and the stockholder. The Inter-creditor Agreement resolves a definition dispute concerning UCC’s filed by both parties to protect their collateral.  A part of this agreement calls for the stockholder to receive 5% of all factor advances to the Company until such time the stockholder loan is paid in full.  Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the stockholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. The net carry value of the note at June 30, 2014 and December 31, 2013 is $149,173 and $142,684, respectively, net of unamortized original issue discount of $895 and $7,384, respectively.

NOTE 8 – NOTE PAYABLE – THIRD PARTY

On May 7, 2013, a third party loaned the Company $45,000 at 1.5% interest per month for six months. On November 8, 2013, this note was extended for a further 3 months with the same terms and conditions. As of June 30, 2014 and December 31, 2013 the balance on the note was $45,000.

NOTE 9 – LINE OF CREDIT

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of June 30, 2014 and December 31, 2013 was $40,329 and $39,979, respectively. This line of credit has no maturity date and the company was overdrawn as of June 30, 2014. The annual interest rate is the Prime Rate plus 3%. The CEO of the Company is the personal guarantor.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease

On April 25, 2011, the Company entered into a 3 year escalating lease agreement for 1,352 square feet commencing in July. The monthly rental rate is $1,800, $1,920 and $2,040 for the lease years ending July 31, 2012, 2013 and 2014, respectively.  The Company terminated this lease in July of 2014. The July rent was taken from the security deposit and $4,401 is due to terminate the contract.

Rent expense for the periods ended June 30, 2014 and 2013 was $6,120 and 6,120, respectively.

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Unaudited

On May 9, 2014 a two year lease was signed by Management for a new office located at 2114 Rays Way, Stuart, Florida, 34994. A security deposit in the amount of $1,200 was paid at the time of signing. The monthly rental rate is $1,200 and $1,260 for the lease years ending July 31, 2015 and July 31, 2016, respectively.

NOTE 11 – RELATED PARTIES

As of June 30, 2014 and December 13, 2013 there were various notes and loans payable to related parties (see Notes 4, 5, 6 and 7).

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

Common stock issued for settlement of accounts payable

On May 5, 2014, the Company signed a letter of authorization with Hayden IR authorizing the conversion of four past due Hayden IR invoices which totaled $12,000 to be converted into 1,000,000 shares of Class A common stock at a conversion price of $0.012. Based on prior cash sales with warrants, the value of the shares was $0.0068 and a gain was recorded of $5,200.

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Unaudited

NOTE 13 – COMMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

Following is a summary of activity for warrants for Class A common stock for the six months ending June 30, 2014:

	June 30, 2014
	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	29,859,375	$0.031
Granted	6,874,688	$0.012
Exercised	(7,875,000)	$0.012
Outstanding at end of period	28,859,063	$0.02
Exercisable at end of period	28,859,063	$0.02

See Note 12 for discussion of warrant activity for the six months ended June 30, 2014.

On January 22, 2014, the Board of Directors approved the modification of warrants to purchase 3,750,000 and 4,125,000 shares of the Company’s common stock by reducing the exercise price of each prior grant from $0.025 and $0.033 respectively, to $0.01 per share.  The Company revalued the warrants just prior to and after the modification and there was no material incremental increase in value.  These warrants were then exercised under the cashless exercise provisions (See Note 12).

Options

Following is a summary of stock option activity for the six months ending June 30, 2014.

	June 30, 2014
	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	1,000,000	$0.03
Granted	3,150,000	$0.02
Outstanding at end of period	4,150,000	$0.02
Exercisable at end of period	2,000,000	$0.02

The total unrecognized option expense was $0 at June 30, 2014.

On January 1, 2014, the Company issued stock options to purchase 1,000,000 shares of Class A common stock with an exercise price of $0.02 and valued at $0.02 per option for a total of $20,000 to its CEO. The options vest June 30, 2014. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 294%, risk free interest rate of 0.76% and a term of 5 years. The expense in 2014 was $20,000.

On January 1, 2014, the Company issued stock options to purchase 1,000,000 shares of Class A common stock with an exercise price of $0.02 and valued at $0.02 per option for a total of $20,000 to its President and CFO. The options vest June 30, 2014. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 294%, risk free interest rate of 0.76% and a term of 5 years. The expense in 2014 was $20,000.

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

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

Unaudited

On March 26, 2014, the Company issued stock options to purchase 150,000 shares of Class A common stock with an exercise price of $0.012 valued at $0.013 per option for a total of $1,800 to its independent director. The options vest June 30, 2014. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 294%, risk free interest rate of 0.76% and a term of 5 years. The expense in 2014 was $1,800.

NOTE 14 – SUBSEQUENT EVENTS

On July 16, 2014 a note for $165,000 owed to a stockholder of the company matured.  Although the Company has made principal payments of approximately $15,000 towards the outstanding balance, there were insufficient available funds to pay the balance of the note at the time of its expiration.  The Company has requested and been granted a 1-year extension the terms of which are still being finalized as of the publication of this report.

On August 11, 2014, an investor agreed to advance the Company’s subsidiary, TrueVue 360 Inc., $50,000 against future receivables.  The terms of the advance require repayment over the next 12 months of $4,800 every 4 weeks for a total $62,400.  $40,000 of this advance was transferred to ISA as partial payment for $60,000 of software development costs incurred on behalf of TrueVue 360 for the TrueVue IT Software as a Service (SaaS) offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR COMPANY

We were incorporated in Florida on May 31, 1994 to engage in the business of developing software for the financial and asset management industries. We are currently engaged and plan to continue in the sale of asset management software for corporate information technology data centers and networks. ISA is a "solution provider" positioned to develop and deliver comprehensive asset management systems large data center assets. In late June 2014, the Company announced the formation of a new wholly owned subsidiary, TrueVue 360, Inc.  TrueVue 360’s mission is to develop and market a new Software as a Service (SaaS) offering for IT asset management.

TrueVue 360 will operate independently of the parent company, ISA, which will now focus exclusively on providing independent consulting and professional services through its partners to large data centers worldwide. ISA recently completed several engagements in this arena and received excellent ratings for quality and efficiency.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

For the Three months ended June 30, 2014 compared to June 30, 2013

Revenues

Revenues were $135,419 and $223,018 for the three months ended June 30, 2014 and 2013, respectively. The decrease in revenue for 2014 is primarily due to a decrease in professional services revenue and customer service revenue of $101,206. This amount was slightly offset by an increase in software and hardware sales of $13,607.

Cost of Revenues

Costs of revenues were $42,783 and $100,242 for the three months ended June 30, 2014 and 2013, respectively. The decrease in 2014 cost of sales is due to a decrease in professional services cost of $80,469. This amount was slightly offset by an increase in software and hardware costs of $23,010.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 and 2013 were $177,355 and $244,819, respectfully. The decrease in operating expenses primarily resulted from decreases in both administrative and general expenses and salaries and employee benefits of $37,226 and $33,103, respectively. These amounts were slightly offset by an increase in professional fees of $2,865.

Loss before other Income (Expense)

The loss from operations for the three months ended, June 30, 2014 and 2013 was $84,719 and $122,043, respectfully. The decrease in loss from operations can be attributed to the decrease in overall revenue, costs of revenue and operating expenses of $87,598, $57,458 and $67,464, respectively.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended June 30, 2014 and 2013 was $40,325 and $40,236 respectfully.

Factor Fees

Factoring fees for the three months ending June 30, 2014 and 2013 were $0 and $6,895, respectfully. The decrease in factoring fees was due to the Company choosing not to factor any accounts receivables invoices for the three months ending June 30, 2014.

Gain

On June 11, 2014 the Company sold non-utilized office furniture to a private party and experienced a gain of $305 on the sale.

Net Loss

Net loss for the three month period ended June 30, 2014 and 2013 was $120,149 and $161,746, respectively. The approximate $41,000 decrease in net loss was primarily due to the decrease in gross profit of $30,140.The decrease in net loss was also attributed to a decrease in total operating expenses of $67,464. Net loss per common share was nil for the periods ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014 compared to June 30, 2013

Revenues

Revenues were $262,584 and $430,077 for the six months ended June 30, 2014 and 2013, respectively. The decrease in revenue for 2014 was attributed to a decrease in professional services revenue of $175,739. This was slightly offset by an increase in software and hardware sales of $8,246.

Cost of Revenues

Costs of revenues were $115,219 and $198,778 for the six months ended June 30, 2014 and 2013, respectively. The decrease in cost of sales for 2014 is primarily due to a decrease in professional services cost of $137,272. This was slightly offset by an increase in software and hardware costs of $53,713.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 and 2013 were $446,439 and $454,525, respectfully. The decrease in operating expenses resulted primarily from decreases in salaries and employee benefits and professional fees of $12,676 and $6,248, respectively. These amounts were slightly offset by an increase in administrative and general expenses of $10,836.

Loss before other Income (Expense)

We had a loss from operations for the six months ended June 30, 2014 and 2013 of $299,074 and $223,226, respectfully. The increase in the loss resulted primarily from a $83,934 decrease in gross profit.

Other Income (Expense)

Interest Expense

Interest expense for the six months ended June 30, 2014 and 2013 was $78,017 and $84,500 respectfully. The decrease in interest expense resulted from decrease of amortization of interest expense associated with original issue discount notes, the beneficial conversion feature and warrants issued associated with our convertible notes.

Factor Fees

Factoring fees for the six months ending June 30, 2014 and 2013 were $0 and $12,648, respectfully. The decrease in factoring fees was due to the Company choosing not to factor any accounts receivables invoices for the six months ending June 30, 2014.

Net Loss

Net loss for the six month period ended June 30, 2014 and 2013 was $372,196 and $311,145 respectively.  The approximate $60,000 increase in net loss was primarily due to the decrease in total revenue. Net loss per common share for the period ended June 30, 2014 and 2013 was nil and nil, respectively. Weighted average common shares outstanding for the six month period ended June 30, 2014 and 2013 were 110,010,281 shares and 68,798,501 shares, respectively.

Liquidity and Capital Resources

Cash flows used in operations were $225,030 for the six month period ending June 30, 2014 and cash flow used in operations was $112,305 for the six month period ending June 30, 2013. Cash flows used in operations during the period ended June 30, 2014 were attributable to a net loss of $372,196 and decreases in accounts receivable and deferred revenue of $26,696 and 17,714, respectively. This was offset by depreciation and amortization expense of $36,239 and an increase in accounts payable and accrued expenses $23,070.

Cash flows provided by investing activities was $225 for the six months ending June 30, 2014 and cash flows provided by investing activities was $0 for the six months ending June 30, 2013. These cash flows were provided by net proceeds from the sale of property and equipment.

Cash flows provided by financing activities was $225,424 for the six months ending June 30, 2014 and cash flows provided by financing was $113,935 for the six month period ending June 30, 2013. These cash flows were provided by net proceeds from related party and shareholder notes of $15,073 and the proceeds from the sale of Common Stock and Warrants of $210,000.This was offset by net payments to the line of credit of $350.

As of August 6, 2014, we had cash on hand of $97.  If we are unable to generate revenues sufficient to support our operations we will require additional debt or equity financing to meet the working capital needs of the Company. Management has arranged with a related party for working capital up to $300,000 to finance on-going projects. Our management will also be engaging in discussions with the capital markets to raise additional funds for expansion including software development and marketing.

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

During the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the disclosure controls and procedures of our Company were ineffective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will continue to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  As of June 30, 2014, we had identified the following material weaknesses which still exist through the date of this report:

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

Changes in Internal Controls Over Financial Reporting

Due to a change in our executive management, staffing and other financial reporting modifications that were made during the three months ended June 30, 2014, changes in internal controls over financial reporting were made during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INFORMATION SYSTEMS ASSOCIATES, INC.
Date: August 19, 2014	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: August 19, 2014	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer