Form 10-Q
period 2014-09-30
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2014-11-19
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-14229

INFORMATION SYSTEMS ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7401 Wiles Road. Suite 232 Coral Springs, Florida	33067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (772) 403-2992

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ  No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes þ  No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ¨ (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class A & B	Outstanding at November 17, 2014
Common Stock, $0.001 par value per share	138,155,740 shares

(1)

SIGNATURES	17

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,094	$166
Accounts receivable, net allowance of $5,490 at September 30, 2014 and December 31, 2013	22	26,696
Prepaid expenses	800	29,792
Total Current Assets	3,916	56,654

Property and equipment, net	8,928	12,591
Other assets	1,200	1,690

TOTAL ASSETS	$14,044	$70,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$231,253	$246,528
Accrued expenses	88,245	31,646
Notes payable - related parties	310,038	330,087
Notes payable - stockholder	50,000	50,000
Notes payable (Convertible OID), net of discounts - related parties	66,000	66,000
Notes payable (OID), net of discounts - stockholder	144,293	142,684
Notes payable (Third Party) net of discounts	93,548	45,000
Line of credit	40,411	39,979
Deferred revenue	15,631	31,182
Accrued interest	15,926	20,380
Total Current Liabilities	1,055,345	1,003,486

Commitments and contingencies (Note 10)

Stockholders' Deficit
Preferred stock $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common Stock - Class A, $.001 par value, 450,000,000 shares authorized, 114,725,189, and 79,442,019, issued and outstanding at September 30, 2014 and December 31, 2013	114,725	79,442
Common Stock - Class B, $.001 par value, 50,000,000 shares authorized, 6,500,000 and 11,500,000 issued and outstanding at September 30, 2014 and December 31, 2013	6,500	11,500
Additional paid in capital	4,764,626	4,420,460
Common Stock to be Issued - Class A Stock, 1,000,000 and 8,332,500 shares as of September 30, 2014 and December 31, 2013	1,000	8,333
Subscription receivable	—	(100,000
Accumulated deficit	(5,928,152)	(5,352,286
Total Stockholders' Deficit	(1,041,301)	(932,551

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,044	$70,935

The accompanying unaudited notes are an intregal part of these unaudited condensed financial statements

(3)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenue
Software and Hardware Sales	13,637	—	93,968	72,085
Services	7,173	157,441	189,426	515,433

Total Revenue	20,810	157,441	283,394	587,518
Cost of Goods Sold
Software and Hardware	6,074	649	66,579	7,441
Services	5,395	56,205	60,109	248,191

Total Cost of Revenue	11,469	56,854	126,688	255,632
Gross Profit	9,341	100,587	156,706	331,886
Operating Expenses
Administrative and General	24,328	47,459	182,821	195,114
Salaries and Employee Benefits	60,882	142,458	308,428	402,680
Professional Fees	10,944	25,681	51,344	72,329

Total Operating Expenses	96,154	215,598	542,593	670,123
Loss from Operations	(86,813)	(115,011)	(385,887)	(338,237)
Other Income (Expenses)
Finance Fee earned on sales	—	—	—	9,230
Gain on settlement	—	—	5,200	—
Factoring Fees and other interest	(12,776)	(11,542)	(12,776)	(24,190)
Loss on Fixed Asset Disposal	—	—	(305)	—
Interest Expense	(104,081)	(57,488)	(182,098)	(141,988)

Total Other Income(Expense), net	(116,857)	(69,030)	(189,979)	(156,948)
Net Loss	$(203,670)	$(184,041)	$(575,866)	$(495,185)

Basic and Fully Diluted (Loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Avg Common shares outstanding	117,099,553	83,048,825	111,737,040	72,316,560

The accompanying unaudited notes are an intregal part of these unaudited condensed financial statements

(4)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(575,866)	$(495,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,134	4,287
Amortization of prepaid shares issued for services	29,792	14,833
Amortization of discounts	14,463	63,108
Loss on debt conversion	77,997	—
Interest and default penalty of convertible note	—	24,063
Officer Contributed Salaries	608	—
Options issued for services	59,810	11,417
Investor relation expense for warrant term modifications	—	33,333
Gain on equipment sale	305	—
Changes in operating assets and liabilities:
Accounts receivable	26,674	(65,264)
Prepaids	(800)	5,439
Other Assets	490	3,000
Accounts payable	11,525	75,510
Accounts payable - related party	—	(6,158)
Accrued expenses	54,580	222,076
Accrued interest	40,261	3,625
Deferred revenue	(15,551)	(32,779)
Net Cash Used In Operating Activities	(272,578)	(138,695)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	225	—
Net Cash Provided by Investing Activities	225	—

Cash Flows from Financing Activities
Proceeds from line of credit facility	41,469	32,302
Repayments of line of credit facility	(41,037)	(29,380)
Insurance premium repayments	—	(4,612)
Repayment for checks written in excess of cash balances	—	(3,880)
Proceeds from factor, net of repayments	50,000	54,484
Proceed from (repayment to) notes third party	(5,475)	45,000
Proceeds from Sale of Common Stock and Warrants	210,000	—
Repayment of convertible notes, stockholders	—	(14,017)
Proceeds from notes payable related parties	20,324	98,959
Repayments from notes payable related parties	—	(39,388)
Net Cash Provided by Financing Activities	275,281	139,468

Net Change in Cash and Cash Equivalents	2,928	733
Cash and Cash Equivalents at Beginning of period	166	—
Cash and Cash Equivalents at End of Period	$3,094	$733

Supplemental disclosure of cash flow information:
Cash paid for interest	$103,285	$49,798
Cash paid for taxes	$—	$—

Non-cash investing and financing activity:
Conversion of convertible notes and accrued interest	$—	$106,563
Reclassification of accounts payable to notes payable, related party	$20,000	$—
Conversion of accounts payable to common stock	$6,800	$—
Conversion of note payable	$100,000	$—
Warrants issued in note modification	$11,900	$—
Original issued discount in note modification	$14,932	$—
Common Stock issued for prepaid services	$—	$59,500

The accompanying unaudited notes are an intregal part of these unaudited condensed financial statements

(5)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATMENTS SEPTEMBER 30, 2014

 (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Information Systems Associates, Inc. (“ISA”) or (“The Company”) was incorporated in Florida on May 31, 1994 to engage in the business of developing software for the financial and asset management industries under the laws of the State of Florida. The Company currently derives the majority of its revenue from Mobile Data Center Management™ systems and turnkey data center management solutions to customers primarily located within the United States specializing in various industries. Our products and services include data center asset/inventory management, data center management software and data center data collection.

We are currently engaged and plan to continue in the sale of asset management software for corporate information technology data centers and networks. ISA is a "solution provider" positioned to develop and deliver comprehensive asset management systems large data center assets. As part of a long term reorganization of the entity, the Company announced the formation of a new wholly owned subsidiary, TrueVue 360, Inc. TrueVue 360’s mission is to develop and market a new Software as a Service (SaaS) offering for IT asset management. TrueVue 360 will operate independently of the parent company, ISA, which will now focus exclusively on providing independent consulting and professional services through its partners to large data centers worldwide. ISA continues to receive excellent ratings for quality and efficiency.

In addition, the Company continues to evaluate other related technology offerings and has entered into discussions with a new venture whose mission is to develop and market a new platform for “collaborative consumption”, a rapidly growing industry aimed at connecting individuals to services and products. The Company signed a term sheet with the entity pending further collaboration on certain technologies owned by ISA and is anticipating signing definitive agreements in the fourth quarter as part of a larger restructuring of ISA.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the periods presented are not indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period. These unaudited condensed financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (our “10-K”).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TrueVue 360 Inc. All significant inter-company transactions and balances are eliminated in consolidation.

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

(6)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATMENTS SEPTEMBER 30, 2014

 (UNAUDITED)

Significant Customers and Concentration of Credit Risk:

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues in 2014 and total accounts receivable at September 30, 2014.

Nine Months Ended September 30, 2014
Revenue		Accounts Receivable
Customer A	74%	Customer A	-
Customer B	16%	Customer B	-

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. For the nine months ended September 30, 2014, outstanding warrants to purchase an aggregate of 39,234,063 shares of Class A shares of common stock issuable upon converson of contertible dedt and outstanding options to purchase 4,150,000 shares of Class B common stock and 4,459,921 shares of common stock issuable upon conversion of convertible debt were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

Recent Issued Accounting Standards

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after September 30, 2014 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the implementaiton of this standard to have a material effect on its disclosures.

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net loss and cash used in operations for the nine months ended September 30, 2014 of $575,866 and $272,578 and the working capital deficit, stockholders’ deficit and accumulated deficit as of September 30, 2014 was $1,051,429, $1,041,301 and $5,928,152 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. Management has been obtaining short term loans from friends and family, postponement of salary payments by officers with subsequent forgiveness of accrued amounts and extensions on payments to certain suppliers.

Our management continues to engage in discussions with the capital markets to raise additional funds for expansion including software development and marketing. Our strategy is to grow revenues by looking for additional markets outside of our core business focus in addition to developing our software and customer services businesses. Part of the increase in our debt relates to investments in sales and marketing and costs for developing a new software product which is expected to be released sometime in late 2014.

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

(7)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATMENTS SEPTEMBER 30, 2014

 (UNAUDITED)

NOTE 3 – PROPERTY AND EQUIPMENT

The Company has total Property and Equipment as follows:

	September 30, 2014	December 31, 2013
Computer software (purchased)	$590	$590
Website development costs	10,072	10,072
Furniture, fixtures, and equipment	39,535	40,712
Leasehold improvements	1,664	1,664
	51,861	53,038
Less accumulated depreciation and amortization	(42,933)	(40,447)
	$8,928	$12,591

Depreciation expense of $3,134 and $4,287 was recorded for the nine months ended September 30, 2014 and 2013 respectively.

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

The Company’s notes payable to related parties classified as current liabilities consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Notes Payable	Principal	Interest*	Principal	Interest*
Related party	$264,212	2.5%	$274,078	2.5%
Related party	15,000	1.5%	20,000	1.5%
CEO – Related Party	30,826	-	36,009
Total	$310,038		$330,087

On August 30, 2012 a company that is majority owned by a foreign investor and personal friend of the Company’s President and CFO, entered into an arrangement with the Company to loan up to $100,000 (subsequently increased to $300,000) based on purchase orders or invoices that have not been previously factored on a revolving basis at a rate of 2.5% per month (1.5% interest plus 1% penalty fee on the outstanding balance when interest is accrued). The initial deposit for this loan came from the Company’s President and CFO pursuant to the investor, who is a foreign national, setting up an appropriate entity to handle further transactions. Further, the Company’s President and CFO continues to personally guarantee the loan. On May 14, 2014, the investor agreed and the Board voted by Unanimous Consent, to convert the original note of $100,000 to stock and warrants based on the Company’s existing PPM based on converting the amount in to stock at the rate of $0.012 per share for 8,333,333 shares and receiving 6,250,000 5-year warrants based on 75% of the amount of shares to be issued at a strike price of $0.012. The investor agreed to this conversion on the condition that the shares would be issued without a restrictive legend and that the investor was able to deposit them in a brokerage account within 90 days. On August 1, 2014, the investor notified the Company that they were successful in depositing the shares into a brokerage account and the Company was credited a principal and interest payment of $100,000 allocated $47,445 and $57,555 respectively. At September 30, 2014 and December 31, 2013 there was outstanding principal balance of $264,212 and $274,078, respectively. Accrued interest and fees at September 30, 2014 and December 31, 2013 was $10,589, and $17,923 respectively.

On June 27, 2012 an individual whom the Company’s President and COO has significant influence over, loaned the Company $10,000 at an interest rate of 1.5% per month payable monthly. Between July 13, 2012 and July 24, 2012 the related party advanced an additional $15,000 (the 2012 advances) due on demand. On January 1, 2013, the Company received $19,400 from this related party in exchange for forty-five day original issue discount note with a face value of $20,000 and a maturity date of February 15, 2013 (the 2013 note). The original discount interest rate was 2% per month. On May 30, 2014 a principal payment was made to the related party in the amount of $5,000. At September 30, 2014 and December 31, 2013 there was an outstanding principal balance of $15,000 and $20,000, respectively. Accrued interest at September 30, 2014 and December 31, 2013 was $336 and $0.

During the second quarter of 2012, the Company reclassified $30,265 of accounts payable balances due to the CEO, to Notes payable – related parties. These balances were a result of Company expenses charged to the CEO’s personal credit cards. The Company was previously paying the credit card companies directly for these expenses incurred. During the third quarter 2012 the company recorded accrued payroll of $54,682 for this officer. These amounts are non-interest bearing and are on demand. The Company pays these loans as sufficient funds become available. On January 3, 2014 a payment was made in the amount of $3,000 and an additional payment of $608 was made on January 10, 2014. At September 30, 2014 and December 31, 2013 this officer had an outstanding loan balance of $30,826 and $36,009, respectively.

(8)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATMENTS SEPTEMBER 30, 2014

 (UNAUDITED)

NOTE 5 – NOTE PAYABLE – STOCKHOLDER

The Company’s notes payable to stockholder classified as current liability at September 30, 2014 and December 31, 2013 consists of the following:

	September 30, 2014		December 31, 2013
Note Payable	Principal	Interest*	Principal	Interest*
Stockholder	$50,000	2.5%	$50,000	2.5%

On January 11, 2012 a stockholder loaned the Company $35,000 based on purchase orders or invoices that have not been previously factored on a revolving basis at a rate of 3% per month (1.5% interest plus 1.5% penalty fee on the outstanding balance when the company does not remit funds received from the invoices but uses them as working capital) for one year. On April 13, 2012, the stockholder loaned additional principal to the Company in the aggregate amount $25,000. On June 28, 2012, the Company made a $10,000 principal payment on the note. On January 1, 2013, the Company entered into a new agreement with the stockholder to rollover an existing line of credit in the amount of $50,000. The new note maintains similar terms and conditions but with a reduction in the monthly penalty fee from 1.5% to 1%. At September 30, 2014 and December 31, 2013 the principal balance on the note was $50,000. At September 30, 2014 and December 31, 2013 the accrued interest on the note balance was $5,000 and $2,458, respectively.

NOTE 6 – NOTE PAYABLE, CONVERTIBLE OID – RELATED PARTY

	September 30, 2014			December 31, 2013
Notes Payable – Convertible	Principal	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Related Party Affiliate	$66,000	-	$66,000	$66,000	-	$66,000

In June 2012, a related party who is an affiliate of the President and COO, made a non interest bearing short-term loan to the Company in the amount of $60,000. On August 15, 2012, this loan was exchanged for a one year original issue discount convertible note with detachable warrants. The face value of the note is $66,000. The $6,000 original issue discount was expensed as interest over the term of the note which matured in August 2013. The convertible note payable is convertible into 3,959,921 shares of the Company’s Class A common stock at a conversion rate of $0.0167 per share. The Company valued the beneficial conversion feature attached to the note using the intrinsic value method at a relative fair value of $28,571. The five-year warrants to purchase 3,959,921 shares of the Company’s Class A common stock at an exercise price of $0.033 were valued at a relative fair value of $31,429 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .102%. The beneficial conversion feature and the relative fair value of the warrants were recorded as an increase to additional paid in capital and a discount to the note to be amortized to interest expense over the term of the note. The Company is technically in default though no written notice has been received from the related party. The Company is in discussions with the related party regarding either converting the note or extending it for further periods. As of the date of this report discussions continue. The net carrying value of the note at September 30, 2014 and December 31, 2013 was $66,000.

NOTE 7 – NOTES PAYABLE, CONVERTIBLE OID – STOCKHOLDER

	September 30, 2014			December 31, 2013
Notes Payable - OID	Principal	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Stockholder	$165,000	$(20,707)	$144,293	$150,068	$(7,384)	$ 142,684

On July 15th, 2011 the Company received $125,000 from a stockholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note was $137,500. The $12,500 original issue discount was recorded as debt discount and expensed as interest over the term of the note which matured in July 2012. The convertible note payable was convertible into 4,125,000 shares of the Company’s common stock at a conversion rate of $0.33 per share. The Company valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 3,750,000 shares of the Company’s common stock at an exercise price of $0.33 were valued at the relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants were recorded as an increase to additional paid in capital and a discount to the note. On July 15, 2012, the maturity date, the $137,500 note was exchanged for a new two year original discount secured note with no conversion rights. The note is secured by the Company’s intellectual property, notably the patent for OSPI. In exchange for the security the investor agreed to waive the conversion rights and cancel the warrants issued with the original note. The face value of the note is $165,000. The $27,500 original issue discount is expensed as interest over the term of the note. On February 8, 2013, the Company entered into an Inter-creditor Agreement with Liquid Capital Exchange, Inc. (the Company’s factor) and the stockholder. The Inter-creditor Agreement resolves a definition dispute concerning UCC’s filed by both parties to protect their collateral. A part of this agreement calls for the stockholder to receive 5% of all factor advances to the Company until such time the stockholder loan is paid in full. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the stockholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. On July 15th, 2014, the maturity date, the Company entered into a 1-year forbearance agreement extending the maturity of the note until July 14th, 2015. The agreement calls for the note’s face value to be increased to $165,000 with a $14,932 original issue discount expensed as interest over the term of the note. The forbearance agreement calls for a 25% penalty on the outstanding balance of the note if it is not paid by the maturity date. As consideration for the extension of time, the stockholder requested 1.5 million warrants which the board granted on September 8, 2014. The five-year warrants to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.008 were valued at the relative fair value of $11,900 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 236.31%, and a risk free interest rate of 1.65%. (See Note 13)

The net carry value of the note at September 30, 2014 and December 31, 2013 is $144,293 and $142,684, respectively, net of unamortized original issue discount of $11,782 and $8,925 related to the warrant discount at September 30, 2014 and $7,384, at December 31, 2013.

(9)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATMENTS SEPTEMBER 30, 2014

 (UNAUDITED)

NOTE 8 – NOTES PAYABLE – THIRD PARTY

On May 7, 2013, a third party loaned the Company $45,000 at 1.5% interest per month for six months. On November 8, 2013, this note was extended for a further 3 months with the same terms and conditions. On February 8, 2014 this note was extended for a further 3 months with the same terms and conditions. On May 8, 2014 this note was extended for a further 3 months with the same terms and conditions. On August 8, the note holder requested repayment of 50% of the note by November 30, 2014 and the note was further extended until that time at the same terms and conditions. As of September 30, 2014 and December 31, 2013 the balance on the note was $44,325 and $45,000 respectively.

The Company received advances of $3,069 to assist in funding TrueVue 360, Inc. during the three months ended September 30, 2014.

On August 8, 2014, a deposit of $50,000 was received by ISA on behalf of its wholly owned subsidiary TrueVue 360 Inc., which had entered into a 1-year funding agreement with a Third Party beginning on September 1, 2014 for an advance of $50,000 against future receivables of $62,400. The agreement calls for thirteen payments of $4,800 every four weeks until the total due of $62,400 is paid to the party advancing the funds. The company is amortizing the original issue discount over the term of debt. The unamortized discount at September 30, 2014 was $11,446 and the principal due after the first payment on the note was $57,600.

NOTE 9 – LINE OF CREDIT

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of September 30, 2014 and December 31, 2013 was $40,411 and $39,979, respectively. This line of credit has no maturity date. The annual interest rate is the Prime Rate plus 3%. The CEO of the Company is the personal guarantor.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease

On April 25, 2011, the Company entered into a 3 year escalating lease agreement for 1,352 square feet commencing in July. The monthly rental rate is $1,800, $1,920 and $2,040 for the lease years ending July 31, 2012, 2013 and 2014, respectively. The Company terminated this lease in July of 2014 owing three months’ rent for total of $6,091. On August 1st, 2014, the Company entered into a settlement agreement with the landlord whereby a note was executed for a total of $4,401 to be paid in 7 monthly installments of $600 with the first payment in September 1st, 2014, foregoing the original rent deposit of $1,690 and an 8th final payment of $201 for a total settlement of $6,091.

On May 9, 2014 a two year lease was signed by Management for a new office located at 2114 Rays Way, Stuart, Florida, 34994. A security deposit in the amount of $1,200 was paid at the time of signing. The monthly rental rate is $1,200 and $1,260 for the lease years ending July 31, 2015 and July 31, 2016, respectively.

Rent expense for the nine months ended September 30, 2014 and 2013 was $20,342 and $20,436, respectively.

NOTE 11 – RELATED PARTIES

As of September 30, 2014 and December 13, 2013 there were various notes and loans payable to related parties (see Notes 4, 5, 6 and 7).

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

Common stock issued for services

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

Conversion of notes payable related parties to common stock

On August 1, 2014, the Company converted principal and interest payment of $100,000 into 8,333,333 shares of common stock. No gain or loss on conversion was recorded as the shares were issued at fair market value. In conjunction with the note conversion, the company issued the lender five year warrants to purchase 6,250,000 shares of class A common stock at an exercise price of $0.012. The warrants were valued at a fair value of $77,997 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 280%, and a risk free interest rate of 1.65%. The $77,997 is included in interest expense in the accompanying unaudited consolidated financial statements.

(10)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATMENTS SEPTEMBER 30, 2014

 (UNAUDITED

NOTE 13 – COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

Following is a summary of activity for warrants for Class A common stock for the nine months ending September 30, 2014:

	September 30, 2014
	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	29,859,375	$0.031
Granted	17,249,688	$0.012
Exercised	(7,875,000)	$0.012
Outstanding at end of period	39,234,063	$0.02
Exercisable at end of period	39,234,063	$0.02

See Notes 7 and 12 for discussion of warrant activity for the nine months ended September 30, 2014.

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

Options

Following is a summary of stock option activity for the nine months ending September 30, 2014.

	September 30, 2014
	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	1,000,000	$0.03
Granted	3,150,000	$0.02
Outstanding at end of period	4,150,000	$0.02
Exercisable at end of period	4,150,000	$0.02

The total unrecognized option expense was $0 at September 30, 2014.

On January 1, 2014, the Company issued stock options to purchase 1,000,000 shares of Class A common stock with an exercise price of $0.02 and valued at $0.02 per option for a total of $20,000 to its CEO. The options vested on June 30, 2014. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 294%, risk free interest rate of 0.76% and a term of 5 years. The expense in 2014 was $20,000.

On January 1, 2014, the Company issued stock options to purchase 1,000,000 shares of Class A common stock with an exercise price of $0.02 and valued at $0.02 per option for a total of $20,000 to its President and CFO. The options vested on June 30, 2014. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 294%, risk free interest rate of 0.76% and a term of 5 years. The expense in 2014 was $20,000.

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

On March 26, 2014, the Company issued stock options to purchase 150,000 shares of Class A common stock with an exercise price of $0.012 valued at $0.013 per option for a total of $1,800 to its independent director. The options vested on June 30, 2014. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 294%, risk free interest rate of 0.76% and a term of 5 years. The expense in 2014 was $1,800.

NOTE 14 – SUBSEQUENT EVENTS

On October 30, 2014 the Company entered into an arrangement with two companies to assign approximately $80k of the Company’s high-cost debt to them in exchange for 16.9 million shares. The deal is expected to close concurrently with the release of this report.

On October 31, 2014, the Company vacated its Stuart offices at 2114 Rays Way. The original decision to move to these premises was for reduction in costs since ISA’s staff was becoming increasingly distributed. After the move, one of the local staff members elected to resign their position and management made the decision to move its HQ to the newly opened Coral Springs, FL office with remaining local staff becoming home office based. The Company was successful in cancelling its lease in exchange for relinquishing the security deposit.

On November 12, 2014 the Company announced that it had entered into an agreement with a local startup venture and had agreed terms to take a 3% position in that entity as well as securing an option to purchase the technology and IP assets for $3.23M in cash or stock. At this time, the Company has also entered into preliminary discussions with another, more established, technology company as an alternative. At this time there are no definitive agreements signed for a larger engagement with either entity and the Company will brief shareholders if further developments occur.

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

ISA is also engaged in discussions with a number of technology ventures to broaden the Company’s reach into new areas.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

For the Three months ended September 30, 2014 compared to September 30, 2013

Revenues

Revenues were $20,810 and $157,441 for the three months ended September 30, 2014 and 2013, respectively. The decrease in revenue for third quarter 2014 reflects the variable nature of our professional services revenue accounting for a decrease of $150,268. In addition, we had no software revenue as the Company continues its development and marketing of the TrueVue IT product which is still undergoing final development and testing.

Cost of Revenues

Costs of revenues were $11,469 and $56,854 for the three months ended September 30, 2014 and 2013, respectively. The decrease in 2014 cost of sales is due to a decrease in professional services delivery cost of $50,810.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 and 2013 were $96,154 and $215,598, respectfully. The decrease in operating expenses primarily resulted from significant decreases in administrative and general expenses, salaries and employee benefits, and professional fees as the Company scaled back operations in anticipation of lower revenues during this period as it re-configures operations to become primarily a software vendor.

Loss before other Income (Expense)

The loss from operations for the three months ended, September 30, 2014 and 2013 was $86,813 and $115,011, respectfully. The increase in loss from operations was due to significantly lower operating expenses in the light of a much lower revenue contribution.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended September 30, 2014 and 2013 was $104,081 and $57,488 respectfully. The large increase in interest expense was related to approximately $78,000 non-cash charge for loss on conversion of certain debt.

Factor Fees OID/Other Interest Costs

Factoring fees and other interest costs for the three months ending September 30, 2014 and 2013 were $12,776 and $11,542, respectfully. The decrease was down to an almost complete elimination of factoring fees and continues the Company’s emphasis on eliminating factoring costs wherever possible.

Net Loss

Net loss for the three month period ended September 30, 2014 and 2013 was $203,670 and $184,041, respectively. The $19,629 increase in net loss is attributed to a significant decrease in total operating expenses offset by a large increase in non-cash interest costs. Net loss per common share was nil for the periods ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014 compared to September 30, 2013

Revenues

Revenues were $283,394 and $587,518 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in revenue for 2014 was attributed primarily to a decrease in professional services revenue of $286,061. Software sales also declined $18,063 as the Company transitions its business to software as a service. (“SaaS”).

Cost of Revenues

Costs of revenues were $126,688 and $255,632 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in cost of sales for 2014 is primarily due to a decrease in professional services cost of $157,289. This was slightly offset by an increase in software and hardware costs of $28,345.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 and 2013 were $542,593 and $670,123, respectfully. The decrease in operating expenses resulted primarily from decreases in all operating costs as the company prepared itself for lower revenues during this transition period.

Loss before other Income (Expense)

We had a loss from operations for the nine months ended September 30, 2014 and 2013 of $385,887 and $338,237, respectfully. The increase in the loss resulted primarily from lower revenues combined with increased costs for software development in the first half of $60,000.

Other Income (Expense)

Interest Expense

Interest expense for the nine months ended September 30, 2014 and 2013 was $182,098 and $141,988 respectfully. The increase in interest expense resulted from increased cost of interest expense associated with original issue discount notes and warrants issued as consideration.

Factor Fees OID/Other Interest Costs

Factoring fees and OID discounts for notes payable as well as other non-cash finance charges for the nine months ending September 30, 2014 and 2013 were $12,776 and $24,190 respectfully. The decrease was largely due to the Company choosing not to factor any significant accounts receivables invoices for the nine months ending September 30, 2014.

Net Loss

Net loss for the nine month period ended September 30, 2014 and 2013 was $575,866 and $495,185 respectively. The approximately $80,000 increase in net loss was primarily due to increased non-cash charges for interest related to the conversions of debt and consideration given for extensions of other debt. Net loss per common share for the period ended September 30, 2014 and 2013 was nil and ($0.01), respectively. Weighted average common shares outstanding for the nine month period ended September 30, 2014 and 2013 were 111,737,040 shares and 72,316,560 shares, respectively.

(12)

Liquidity and Capital Resources

Cash flows used in operations were $272,578 for the nine month period ending September 30, 2014 and cash flow used in operations was $138,695 for the nine month period ending September 30, 2013. The increase in cash used in operations stemmed from a significant increase in net loss of $575,866. This was offset by higher depreciation and amortization expenses and an increase in the cost of options issued for services.

Cash flows provided by investing activities was $225 for the nine months ending September 30, 2014 and cash flows provided by investing activities was $0 for the nine months ending September 30, 2013.

Cash flows provided by financing activities was $275,281 for the nine months ending September 30, 2014 and cash flows provided by financing was $139,468 for the nine month period ending September 30, 2013. These cash flows were provided by net proceeds from related party and shareholder notes of $20,324, proceeds from the sale of Common Stock and Warrants of $210,000 and proceeds from an advance against future receivables of $50,000. This was offset by net re-payments to a third party of $5,475.

As of November 19, 2014, we had cash on hand of $11,836. If we are unable to generate revenues sufficient to support our operations we will require additional debt or equity financing to meet the working capital needs of the Company. Management has arranged with a related party for working capital up to $300,000 to finance on-going projects. Our management will also be engaging in discussions with the capital markets to raise additional funds for expansion including software development and marketing.

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

(13)

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

(14)

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

During the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the disclosure controls and procedures of our Company were ineffective in ensuring that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company will continue to improve its internal control over financial reporting and improve its disclosure controls and procedures as it is able to add administrative support staff and overcome the financial constraints of the Company as to be able to invest in these areas.  As of September 30, 2014, we had identified the following material weaknesses which still exist through the date of this report:

·	Because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been implemented.

·	Controls and procedures designed to ensure the effective communication to management of all information required to be disclosed in its reports have not been implemented or adhered to.

Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Controls over Financial Reporting

Due to a change in our executive management, staffing and other financial reporting modifications that were made during the three months ended September 30, 2014, changes in internal controls over financial reporting were made during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(15)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position. There was no material change during the period of this report to any pending legal proceedings previously reported.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 3. MINE SAFETY DISCLOSURES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

					Filed or
Exhibit		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	SB-2	4/7/07	3.1
3.2	Articles of Amendment to the Articles of Incorporation	SB-2	4/7/07	3.2
3.3	Bylaws	SB-2	4/7/07	3.3
3.4	Second Amendment to Articles of Incorporation				Filed
10.1	WSR Consulting Agreement dated September 11, 2009	8-K	10/16/09	10.1
10.2	Form of Revolving Line of Credit	10Q	05/15/13	10.2
10.3	Form of Note Payable OID	10Q	05/15/13	10.3
10.4	Form of Option Agreement	10Q	05/15/13	10.4
10.5	Abacus Securities Agreement, dated July 17, 2013	10Q	08/14/13	10.5
10.6	Hayden IR Agreement	10Q	11/13/13	10.6
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**	Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

(16)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INFORMATION SYSTEMS ASSOCIATES, INC.
Date: November 19, 2014	By:	/s/ Joseph P. Coschera
Joseph P. Coschera Chief Executive Officer

Date: November 19, 2014	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

(17)

Signature	Title	Date

/s/ Joseph P. Coschera	Chief Executive Officer	November 19, 2014
Joseph P. Coschera	(Principal Executive Officer) and Director

/s/ Adrian Goldfarb	Chief Financial Officer	November 19, 2014
Adrian Goldfarb	(Principal Financial Officer) and Director

/s/ Gary Aron	Director	November 19, 2014
Gary Aron

/s/ David Brooks	Director	November 19, 2014
David Brooks

/s/ Hagai Lerer	Director	November 19, 2014
Hagai Lerer