Form 10-K
period 2014-12-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2015-04-15
CIK 1396536

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2014

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Transition Period from ___ to ___

Commission file number 333-142429

INFORMATION SYSTEMS ASSOCIATES, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6622 Southpoint Drive South, Jacksonville, Florida 32216

(Address of principal executive offices)

(904) 652 1616

(Issuer's telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on such date, based upon the closing price of the common stock of $2.80 as reported by the OTC Bulletin Board on June 30, 2014 was $1,538,838.

Number of shares of common stock outstanding as of April 15, 2015 was 62,500,000

(1)

(2)

PART I

ITEM 1. BUSINESS.

GENERAL

Information Systems Associates, Inc. (“ISA” or the “Company”) was incorporated in Florida on May 31, 1994 to engage in the business of developing software for the financial and asset management industries. ISA developed a methodology for the efficient data collection of assets contained within large data centers and was awarded a patent in 2010. ISA’s original mission was to develop, market and implement software and professional services to the world’s largest data centers in the area of IT Asset Management (ITAM). From the Company’s inception, ISA’s strategy included expanding its technology base through organic development efforts and strategic partnerships. More recently, the Company engaged in discussions with multiple companies with the objective of merging with or being acquired by a strategic partner. In late 2014, ISA entered into negotiations with Duos Technologies, Inc. (“Duos”) for the purposes of executing a reverse triangular merger. This transaction was completed on March 31, 2015 and effective as of April 1, 2015 (“Effective Date”). Duos was incorporated under the laws of the State of Florida on November 30, 1990 for the purpose of the design, development and deployment of proprietary technology applications and turn-key engineered systems. Duos, based in Jacksonville, Florida, employs approximately 30 people and is a technology company with a strong portfolio of intellectual property, with core competencies that include advanced intelligent technologies that are delivered through its proprietary integrated enterprise command and control platform.

Background of the Merger

On December 5, 2014, Duos and ISA executed a non-binding Letter of Intent (“LOI”) to merge their respective companies. As outlined in the LOI, the proposed transaction was to be structured as a reverse triangular merger pursuant to which a newly formed subsidiary of ISA would merge with and into Duos, with Duos as the surviving entity.

In connection with the proposed transaction, the Duos shareholders were expected to receive securities of ISA that would equal approximately 96% of the issued and outstanding common stock of ISA, on a fully diluted basis, as of the Effective Date. Subject to satisfaction of certain conditions, the parties intended to enter into a definitive merger agreement on the transactions contemplated under the LOI by January 31, 2015. Duos and ISA subsequently extended this deadline. Following the closing of the proposed Merger, Duos planned to effect a change in the ISA Board of Directors and management as Duos’ management would deem appropriate.

On February 6, 2015, ISA, Duos and Duos Acquisition Corporation, a Florida corporation and wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions therein, Merger Sub would merge with and into Duos in a statutory reverse triangular merger (the “Merger”) with Duos as the surviving wholly owned subsidiary of the Company. Once consummated, at the closing of the Merger (the "Closing"), the Company would issue to Duos’ shareholders, in exchange for all of the issued and outstanding shares of Duos, such number of the Company’s common stock equal to 96% of the Company’s issued and outstanding common stock on a fully diluted basis.

In anticipation of the Merger, and as required under the Merger Agreement, ISA executed a recombination of its Class A and Class B Common stock into a single class and implemented a reverse stock split in the ratio of 1 for 200 of its outstanding common stock.

The Merger Agreement contained customary representations, warranties and covenants from each of the parties. Closing of the Merger was subject to various closing conditions, including the right to terminate the Merger Agreement by either party if Closing did not occur on or before March 15, 2015 (“Execution Date” or “Closing Date”) unless mutually extended by both parties. The parties subsequently amended the Merger Agreement by extending the Closing Date to April 30, 2015. The Merger became effective on April 1, 2015.

ISA intends to continue to operate the Duos business as an independent subsidiary (Duos Technologies, Inc. under the brand name “duostech”) and to shift its legacy services operation to its wholly owned subsidiary TrueVue360, Inc.

BUSINESS OVERVIEW

The original focus of ISA evolved from the founder’s twenty-year expertise in technology and knowledge-based professional services for the collection and analyzes of large data center assets. Over the years, the Company created and refined efficient methodologies for IT asset management. Although the Company plans to continue and to expand this line of business, the recent merger with Duos will drive significant emphasis and focus to Duos’ core business of creating and marketing sophisticated, proprietary technology applications and turnkey engineered systems.

Duos provides an array of sophisticated, proprietary intelligent technology applications and turnkey engineered systems to the government, healthcare, transportation, utilities and commercial/industrial sectors. From its inception, Duos initially focused on security solutions for the homeland security and critical infrastructure protection markets, and has adapted its technologies over the years to a highly diversified suite of applications.

Duos IP is built upon two of its core technology platforms (praesidium® and centraco™), both distributed as licensed software suites, and natively embedded within engineered turnkey systems.

praesidium® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and subsystems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (AMS). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected.

The core modules are tailored to specific industry applications and its analytics engine(s) process any type of conventional sensor outputs, thereby adding “intelligence” to any third party sensor technology. The processed information is instantly distributed simultaneously to an unlimited number of users in a visualized and correlated user interface using the Duos’ proprietary modular centraco™ command and control platform, i.e. enterprise information management suite.

This multi-layered command and control interface functions as the central point for information consolidation, connectivity and communications. The platform is browser based and completely agnostic to the interconnected sub-systems and provides full LDAP (Active Directory) integration for seamless user credentialing. centraco™ performs the following major functions:

·	Collection: Device management independently collects data from any number of disparate devices or sub-systems;
·	Analysis: Correlates and analyzes data, events, and alarms to identify real-time situations and their priorities for response measures and end-user’s Concept of Operations (CONOPS);
·	Verification: The contextual layer represents relevant information in a quick and easily interpreted format which provides operators optimal situational awareness;
·	Resolution: Event-specific presentation of user-defined Standard Operating Procedures (SOPs), that includes a step-by-step instruction on how to resolve situation(s);
·	Reporting: Tracking of data and events for statistical, pattern and/or forensic analysis;
·	Auditing: Device-level drill down that records each operator’s login interaction with the system and tracks manual changes including calculations of operator alertness and reaction time for each event.

centraco™ can be securely installed as a stand-alone application suite inside a local area network or pushed outside a wide area network using the same browser-based interface. It leverages industry standards for data security, access, and encryption as appropriate. The platform also operates as a cloud-hosted solution. The permission tree is based on (a) the number of technology modules licensed to a customer and (b) individual permissions assigned to each user inside the customer organization. All devices and systems can be networked into a common framework which provides secure, remote access to each node on the network, real-time alert capabilities at the sensor level, integration into the client’s operating environment and automated detection points of failure anywhere along the network. This provides a seamless, cost-effective solution with a demonstrable ROI to our customers. The centraco™ suite of broad based solutions were designed to be hardware agnostic.

Duos made its initial mark with the development and deployment of a comprehensive homeland and border security-centric critical infrastructure applications suite. These applications are currently operated by major (Class-1) freight rail operators and by various divisions of the Department of Homeland Security (DHS). After achieving initial success in the transportation industry, Duos broadened its market reach and expanded into servicing the commercial, industrial, healthcare, utilities and government sectors.

Duos’ revenue is derived from a combination of turnkey project delivery (predominantly to its Fortune 500 client base) and post-sales technical support contracts (“TSC”).

INTELLECTUAL PROPERTY

On July 6, 2010, the US Patent and Trademark Office issued a technology process patent to ISA for its software and methodologies. The patent awarded to ISA solidifies the Company’s reputation in this specialized area and provides a solid foundation for the Company to add new software enhancements and services to its portfolio.

With the acquisition of Duos, ISA has significantly expanded its IP portfolio. Duos currently holds 17 patents as well as other proprietary technology built upon two of its core technology platforms (praesidium® and centraco™). Duos’ proprietary technologies are distributed as licensed software suites, as well as natively embedded within engineered turnkey systems. praesidium® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and subsystems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (AMS). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface if and when an issue, event or performance anomalies are detected.

(3)

INDUSTRY BACKGROUND AND OVERVIEW

The market sector that ISA’s legacy services compete in is within the Information Technology, Systems Management discipline. The addition of Duos as a subsidiary through the merger significantly expands the technology portfolio of ISA. Duos will continue to focus on the design, development and deployment of “Intelligent Technologies” with specialization in the areas of video analytics for security applications, data analytics of a wide range of sensor outputs, and specialized applications for a broad range of industries. One of Duos’ flagship technologies is its comprehensive automated rail inspection portal system.

The Company’s proprietary Intelligent Video Analytics technology is primarily focused on the video surveillance market, which according to Homeland Security Research Corporation (“HSRC”) [1] represents the fastest growing segment within the homeland security market. According to the Homeland Security Research group, the Intelligent Video Surveillance, ISR Analytics and Video Analytics industry is forecasted to experience decades of rapid growth. The industry revenues totaled $13.5 billion in 2012, expected to grow at a CAGR of 13.8% from 2012 to 2020. This growth is being driven by the following industry trends:

·	Increased use of video surveillance.
·	Migration from analog to digital and IP-based cameras.
·	Technology maturity.
·	Cost reduction of video analytic systems.
·	Improved cost-performance of new edge-based video analytics DSP technologies (e.g., Intel & Texas Instruments DSPs).
·	Human operators entail high cost & high rate of overlooked events.

In the past year, intelligent video surveillance, ISR and video analytics with mature technology have attracted a lot of attention. HSRC estimates that the global market*[2] will triple by 2020.

The Company’s comprehensive rail inspection portal system which includes automated inspection of all sides of a rail car for anomalies and particularly a newly developed sub system for the inspection of vehicle under carriages, is expected to drive significant revenues for years to come. This proprietary system branded the “vue” encompasses broad coverage of the rail cars inspection that includes:

·	Freight Rail Infrastructure Security
·	Border Security (illegal riders, rail border crossings)
·	Transit Rail Infrastructure and Platform Security
·	Freight and Transit Rail mechanical inspection sector

CUSTOMERS

We provide our solutions to customers in a variety of industries, including: healthcare, public authorities, manufacturing, retail, telecommunications and financial services sectors. Our services are not industry specific and therefore are not limited by industry. With the acquisition of Duos, we will be focusing on specific industries for future growth, specifically the freight and transit rail industries and targeted government entities with an emphasis on border security.

SALES AND MARKETING

Both ISA and Duos previously marketed their services primarily through referrals from customers, entities with whom the companies had either a reseller agreement, or are authorized to provide consulting service to their clients. Potential customers were identified through direct contact, responses to requests for information, attendance at trade shows and through industry contacts. We principally focused on professionals and ongoing lead generation through our partner relationships and their valued added reseller program referrals. With the Company’s merger with Duos, we now have the ability to go direct to many of the same clients.

TECHNOLOGY PLATFORM

ISA has sought out and identified those solutions that are based upon proven technology platforms and contain the desired functionality to meet or exceed its client’s expectations. With the merger of Duos as a subsidiary, ISA now has access to a diversified set of products and services which can be further developed to deliver specific solutions to a rapidly growing number of customers.

praesidium® Platform

The core function of our praesidium® platform is the simultaneous processing and continuous analysis of data feeds from an unlimited number and types of sensors. All input data is algorithmically compared against specific, multi-dimensional, user defined rules. Anomalies are automatically flagged. Rules can be variable and/or conditional. In simple words: the result of an analytical test may be subject to an unlimited number of parameters, such as a specific time or a list of special conditions, and may result in different actions if such conditions change. The praesidium® platform essentially acts as the “back end” process that captures, organizes, analyzes and classifies the data streams. The built-in Alarm Management Module (“AMS”), which includes a powerful rules-based engine, automatically dispatches events considered actionable breaches of any rule. All data is passed on to and graphically visualized in our centraco® Physical Security Information Management (PSIM) user interface, which enables operators to view and respond to actionable events. The following diagram is a simplified topology of the interaction between the praesidium® back end process and the centraco® front end interface.

The praesidium® platform consists of a large number of responsive and analytical modules, which when combined in a certain sequence result in the various end user applications currently offered to our customers.

Each module acts as an essential building block for the adaptations of existing applications and/or the development of new applications.

A major natively embedded sub system includes our proprietary Video Analytics Suite, which encompasses a substantial number of application-specific “analytics” modules, discussed in more detail below.

(4)

RESEARCH AND DEVELOPMENT

ISA’s initial software development was aimed at defining the core functionality elements of our software application OSPI®, the features and functionality of the follow-up releases, the development of new software components, and the integration of superior third party technology into our environment. Starting in the middle of 2013, well before the merger with Duos, management engaged with a new development partner based in Toronto, Canada. The companies elected to cooperate on a core FacilityTeam based technology set, and then add specific modules for their respective target markets with the ability to re-license each other’s offerings as opportunities arise. This approach would have accomplished the objectives of significantly reducing anticipated software development costs and vastly improving time to market. As of the end of 2014, FacilityTeam had not completed the anticipated initial release of the new software and given that management was in discussions with Duos and their extensive software development experience, we elected to have the Duos research & development team perform a review of the FacilityTeam product and advise us as to further investment in this effort.

Following the merger with Duos, ISA will gain access to experienced research & development resources. Since its inception Duos has provided a broad variety of sophisticated, artificial intelligence-based technology applications and turnkey engineered solutions to a growing range of clientele. Duos not only develops and owns the application software source code for the various analytics processes, but also designs, develops and deploys turnkey engineered solutions, which pair their own proprietary applications with any third-party technology. The feedback from actual field deployments has enabled us to develop superior artificial intelligence-based analytics applications and is one of the major contributing factors as to why Duos intelligent analytics applications register the lowest false alarm rate in the industry.

As a result of the merger, Duos’ Chief Technology Officer has joined ISA’s executive management team, and under his direction, the R&D team will evaluate ISA’s core offerings and will begin working on designing and testing a series of engineered solutions to make ISA’s original business far more comprehensive and competitive.

COMPETITION (ISA CORE BUSINESS LINE)

According to Gartner Group, there are almost 70 providers of solutions and services that claim to compete in the space broadly defined as asset management/DCIM. These range from high cost integrated platforms down to niche solution providers aimed at select parts of the market. The belief is that although some vendors are working towards a fully integrated approach, no one vendor has achieved dominance yet. It is within this context that ISA has taken the approach of offering its solutions directly where it can directly answer all of a client’s requirements or through a partner where a larger solution is required. In conjunction with a planned migration to “Software as a Service” delivery of our software currently under development, we are evaluating our pricing relative to a contemplated significant change in our business model.

Competition in this market space continues to be divided into five broad categories or vendor groups:

1.	Mainstream IT
2.	Electrical Systems
3.	Mainstream DCIM
4.	Logical Product Extensions
5.	New Business Models

ISA currently competes or co-operates with partners in all five areas by offering products and services within those categories.

With the Duos merger, our offerings will broaden substantially and will allow us to not only compete in the IT services sector but also in the Cloud services space as well as the Intelligent Technologies sector where Duos is already a leading player. What significantly differentiates Duos from its competitors, is that it not only develops and owns the application software code for the various analytics processes, but it also designs, develops and deploys turnkey engineered solutions, which integrates Duos’ own proprietary applications with any third-party technology through its native centraco™ platform. Typically, competitors specialize either on analytics software, command and control software or technology integration. The feedback from field deployments of turnkey engineered systems and the knowledge base built over many years of involvement in post-sales technical support services, uniquely positions Duos to continuously expand and advance their technology solutions, which we believe are unparalleled in today’s marketplace.

SPECIFIC AREAS OF COMPETITION

ISA considers data collection and the software it has developed to perform these services, to be one of the two areas of focus for our business. With the Duos merger, it is the intent of ISA management to continue to promote the software as the practical solution to the specific problems encountered during the data collection process for IT (Information Technology) assets. As such, the combined entity is making investments in new product development to improve our market visibility. During the implementation process, we will continue to offer conventional full service solutions that meet our customer’s requirements.

Until recently, ISA generally did not encounter much direct competition for our software offerings due to our almost exclusive focus on selling through partners. This is expected to change as ISA becomes much more visible with new software offerings and competes more directly for specific opportunities.

PLAN OF OPERATION

As reported previously, ISA has been unable to scale the business as originally contemplated, which resulted in the appointment of Adrian Goldfarb as President and interim CFO in late 2011. The Board directed management under the leadership of Mr. Goldfarb, to change the Company's direction and to prioritize on identifying a strategic partner that would allow the Company to execute an aggressive growth plan. This mission was successfully accomplished with the merger with Duos. The combined entities will now be able to execute on our growth strategy and tap into an expanded total available market that is expected to grow to more than $2.5 billion by 2017 (Source: Homeland Security Research). We will focus on expanding our customer base both in numbers of customers and average revenue per customer as our offerings deliver greater value. In particular, our strategy is comprised of the following key components:

The Company is pursuing a two pronged strategy, i.e.

1.	Organic growth through scaling sales of the Company’s combined products and services, and
2.	Growth through strategic acquisitions

1.	Organic Growth: The Company intends to raise working capital to scale both ISA’s and Duos’ core businesses by expanding Duos’ research & development resource pool and adding business development resources. With the merger, the Company has become the owner of Duos’ current project portfolio and a substantial pipeline of business opportunities with many project opportunities expected to solidify in the immediate future. The Company will continue to expand its IP library, which is expected to broaden market reach and increase sales. Based on a review of the existing technology and development efforts, the Company’s expanded research & development team is currently evaluating all aspects of the current offering as well as planned enhancements. The Company’s new management team will be making decisions based on this analysis and adjust the Company’s strategic plans accordingly.

2.	Strategic Acquisition: Prior to the merger, Duos executed a Stock Purchase Agreement to acquire Uni-Data Communications, Inc. (UDC), a New York-based IT Infrastructure and Cloud Services company. The Company is currently seeking financing to complete this transaction. Once consummated, the Company will operate with three divisions, i.e.:

1.	Intelligent Technologies (Duos’ core business);
2.	IT Infrastructure Services, which will incorporate ISA’s legacy business (“IIS”)
3.	Cloud Services.

Acquisition Agreement entered into By Duos Prior to the Merger

Prior to the Merger, on September 19, 2014, Duos entered into a Stock Purchase Agreement, as subsequently amended as of February 12, 2015 (the “Stock Purchase Agreement”), with Unity International Group, Inc. (“Seller”) and Uni-Data and Communications, Inc. (“UDC”), pursuant to which Duos undertook to purchase all of the issued and outstanding shares of UDC for an aggregate consideration of $7,000,000. Prior to the amendment of the Stock Purchase Agreement in February 2015, Duos was obligated to pay $10,000,000 in cash. Following the amendment, Duos is entitled to pay up to $250,000 of the agreed upon consideration in shares of the Company’s Common Stock, valued at the average closing price of the Company’s Common Stock during the five (5) trading day period preceding the closing.

The Stock Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions, including, among others, a covenant that requires UDC to conduct its business in the ordinary course of business, consistent with past practice and to comply with certain covenants regarding the operations of its business from the date of the Stock Purchase Agreement until closing.

The Stock Purchase Agreement provides for certain termination rights of the parties, including termination by a party if the closing does not occur on or before May 31, 2015.

The closing of the UDC acquisition is subject to the Company raising significant capital. While the Company intends to undertake capital raising efforts, the Company currently has no commitments from any party for the needed amounts and no assurance can be provided that the Company will be able to raise the necessary amount on commercial terms acceptable to the Company (see also Item 1A “Risk Factors).

UDC is a fully owned subsidiary of the Seller whose main operating subsidiary, Unity Electric, Inc., is a New York City-based provider of electrical construction, installation and maintenance services. UDC was established in 1989 to support the growing technology needs of the Seller’s Fortune 500 client base. UDC’s operations are comprised of two business units, IT Infrastructure Services and Cloud Hosting Services.

Uni-Data’s IT Infrastructure Services Division (“IIS”)

Since the company’s inception in 1989, this division has supported the information technology needs of marquee customers and today is considered a leading provider of infrastructure support to the financial services industry with a national footprint. Uni-Data is known for its broad range of expertise, ranging from software imaging, print management, server and desktop virtualization, desktop maintenance, data center support, to installing trading floors and mission critical systems. The IIS division’s revenue for FY’14 was approximately $19M. .. IIS’ services are contracted and delivered under multi-year service agreements that produce predictable recurring revenues.

Uni-Data’s Cloud Services Division ("CS")

The CS division employs a subscription-based business model, catering to the (SMB) market segment under the brand name “SKYLINE Cloud Services by Uni-Data”.

This business was designed to deliver the same enterprise-scale technologies to the SMB market as Uni-Data has been providing to its Wall Street customers: LANDesk for remote capabilities, utilizing BMC Remedy and ServiceNow.com for incident management, server technologies from HP, IBM Corporation, and Lenovo, and virtualization from Microsoft Corporation, Citrix Systems, Inc., VMware Inc. and Numecent, Inc. The company implements security protocols consistent with leading financial services firm standards, incorporating technologies from Cisco Systems Inc., Juniper Networks, Inc., F5 Networks, Inc. and Barracuda Networks, Inc. Typically SMB business owners resist making technology decisions, a key driver accelerating the transition to cloud-based services. Utilizing these best of breed technologies, Uni-Data deploys a robust and affordable cloud based service and data storage platform so that the SMB industry segment owners can focus on running their business and not waste time on day to day technology issues.

Uni-Data’s cloud is comprised of several physical locations and is managed centrally from the company’s own network operations center (NOC) located at its New York City headquarters. Disaster recovery and business continuity concerns are met at Uni-Data’s co-location facility located on Long Island, NY. The company is in the process of expanding its private Cloud and is planning to build a third data management node which will go live in Q4 of 2015. Longer term plans are driven around the need to reduce network latency and increase overall reliability by implementing data center nodes in the Southeast, Midwest and West. The company’s deep experience in deploying full network-enabled cloud hosting environments will allow rapid implementation as the company evolves.

If the Company successfully consummates the acquisition of UDC as contemplated by the terms of the Stock Purchase Agreement, then it is planned that UDC will operate as a free standing subsidiary of the Company. The organization has been modeled to incorporate each entity as a division of ISA, with ISA’s legacy business being integrated into UDC’s IT.

The acquisition of Uni-Data and the merger of their respective talent pools, products and services will create significant synergies that will result in a highly diversified technology provider. To date, Duos has predominantly delivered its high-tech solutions into their customer’s local area network (LAN) and wide area network (WAN) environments. Duos recently launched its enterprise-level command and control platform over the cloud, under the brand “Connected Intelligence”. This will provide customers with the ability to allow end-users to combine data streams from any format, location and source into a unified fusion platform. The combination of this model with Uni-Data’s cloud and SaaS expertise will allow Duos to overcome potential cloud connectivity vulnerabilities and offer its expanding services under a new brand “Cloud Enabled Connected Intelligence”. The industry is trending towards the virtualization of server installations and is undergoing a paradigm shift favoring delivery of software under a SaaS model over ownership and perpetual licensing of complex software.

(5)

Organization and Business Units

ISA will act as the holding company which will only be staffed with the corporate senior management team and administration (CEO, COO, CSO, CFO, and CTO). Subject to size and scope, future acquisitions may either be managed as subsidiaries or incorporated into one of the existing subsidiaries. Administrative and other general services will be streamlined to avoid duplication of overhead.

The growth and M&A strategy anticipates that ISA will eventually operate three main business units, each with its own leadership.

Intelligent Technologies Division

·	praesidium (Analytics Suite)

o	Rail Applications
o	Rail Inspection Portal
o	Illegal Train Rider Detection Pantograph Inspection
o	Vehicle Undercarriage Examiner
o	Virtual Security Corridor
o	Smart Tunnel Security
o	Smart Bridge Security
o	Smart Yards
o	Transit Platform Security

·	Industrial/Commercial Applications
o	Video Analytics Security Apps.
o	Smart Facility Security
o	Smart Logistics Security
o	Chemical Facility Anti-Terror Security (CFATS)

·	Centraco
o	EIM
o	PSIM
o	Unified Command and Control

Cloud Services and SaaS Division

·	Cloud Services (CS)

·	Software as a Service

·	Newly Developed IP

IT Services Division (IIS)

o	Infrastructure and Networks
o	IT Outsourcing
o	Staff Augmentation
o	Desktop Relocations
o	Enterprise IT Infrastructure
o	IT Polices & Procedures
o	Managed Services
o	Network/Cyber Security
o	IT Data Center Auditing (ISA legacy business)

The divisions will cross-sell their products and services to their respective customer bases.

Products and Services

The Company’s enterprise command and control platform (centraco™) will become central to its digital products offering as it will be distributed as the “aggregator” of its family of applications and 3rd party applications. Additional services and/or products developed or acquired through mergers in the future will be bolted on to the centraco™ platform, thereby taking advantage of the economies of scale of the Company’s marketing campaigns. The centraco™ platform is modular and was designed to be agnostic with respect to third-party hardware and applications, hence the incorporation i.e. development of new applications and services into additional “modules” (each new technology will represent a new module which will expand the diversified application suite of this platform), will require minimal effort to become “market ready”.

The addition of delivering the Company’s software application suite through centraco™ as a service (SaaS) will position ISA significantly ahead of its competition. A major growth driver will be the Company’s rapidly expanding cloud services, currently marketed under “SKYLINE Cloud Services by Uni-Data”. This product will be offered in a combination of owned and leased capacity.

COMPLEMENTARY GROWTH AREAS

In addition to our focus on business through our two business units, management continues to work closely with other companies to allow for participation in additional opportunities. Specifically we plan to expand by seeking technologies, products, and services that complement our existing business. If appropriate opportunities are available, we may acquire businesses, technologies or products or enter into strategic relationships that may further diversify revenue sources and product offerings, expand our customer base or enhance our technology platform.

Increase in Revenue and Profitability Opportunities

Based upon our analysis, we believe that through the combination of resources, logistics and the addition of working capital, we can substantially increase profitability of each division. Over the next few years, the CS Division will experience a major transformation with respect to creating and acquiring intellectual property, reducing third party licensing expenses, moving upstream into higher valued software and services. The management team will be chiefly focused on extending server management efficiencies, attaining lower customer acquisition costs, achieving higher conversion rates, and lower churn. As such, we plan to implement the following initiatives immediately following the acquisition:

·	Complete the Service Management Portal and build the active directory to complete phase one of the Skyline check out experience. This platform will provide a more engaging self-service purchase process that we believe will substantially increase conversion rates.
·	Incorporate the sales of digital rights management services to commercial Desktop as a Service (DaaS) providers. These services will provide our partners an opportunity to better monetize utilization of software licensing.
·	Component technology will be augmented with platform enhancements derived from the Company’s centraco™ technology, which will extend server management efficiencies and reduce third party licensing expenses.
·	Identify software acquisitions or build intellectual property that fits within the Skyline SMB marketplace. We are currently evaluating several opportunities.
·	Continue to improve churn rate, by acquiring the data by surveys to improve the customer experience while on the Skyline Platform and be fanatical about serving our customers with a well-trained 24/7 service and support center that will translate into a longer life time value of a customer.
·	Increase the Average Sales Price by implementing price increases, increasing the tie ratio by selling more applications per customer. We believe our new self-service Management Portal will improve this along with offering competitive pricing with bundles by industry category.
·	Better allocate sales and marketing dollars to minimize Cost of Acquisition and maximize Return On Investment.
·	Explore a channel partner relationship with SMB financing institutions as well as SaaS payroll providers.

EMPLOYEES

As of April 2015, following the merger, we now have 35 full-time employees. None of our employees are subject to a collective bargaining agreement.

(6)

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in ISA. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you may lose all or part of your investment.

The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

Risk Factors Relating to our Company

We may fail to realize some or all of the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the Company’s ability to realize anticipated cost savings and to combine the businesses of ISA and Duos in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of Duos nor result in decreased revenues due to any loss of customers. However, to realize these anticipated benefits, the businesses of ISA and Duos must be successfully combined and their management teams and employees successfully integrated. If our management is not able to achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

The anticipated cost savings from the Merger are largely expected to derive from elimination of duplicative costs upon completion of the Merger. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect ISA's ability to maintain relationships with clients, customers, suppliers and employees or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies will also divert management attention and resources. Some of these risks are beyond the control of either company. A failure to successfully navigate the complicated integration process could have an adverse effect on the combined company.

We will need to raise significant capital in order to realize our business plan and the failure to obtain the needed funding could lead to our operational failure.

We will need to raise at least $2 million in order to maintain operations following the Merger and not accounting for the acquisition of UDC. In order to consummate the UDC acquisition we will need to raise a total of $14 million. Without adequate funding, we also may not be able to accelerate the development and deployment of our products, respond to competitive pressures and develop new or enhanced products. At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders.   Any failure to achieve adequate funding will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities.

Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

Even if we raise funds to address our immediate working capital requirements, we also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities.

These conditions raise substantial doubt as to our ability to continue as a going concern and may make it more difficult for us to raise additional capital when needed. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern

We have a history of losses and expect to incur losses and negative operating cash flows in the future.

Our accumulated deficit was approximately $6.1 million as of December 31, 2014, not accounting for Duos. We expect our operating losses to continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until licensing revenues increase from our planned acquisitions.

We do not have a long operating history which makes it difficult for you to evaluate our business.

Although ISA commenced operations in 1994 and we introduced our first product into the marketplace in 2008, there is no history of our company post-Merger. Accordingly, there is currently no historical information regarding our revenue trends and operations upon which investors can evaluate our business. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasing intense competition and the relative failure rates.

The nature of the technology management platforms utilized by Duos is complex and highly integrated, and if we fail to successfully manage releases or integrate new solutions, it could harm our revenues, operating income, and reputation.

The technology platforms developed by Duos accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing costs, and improves overall management efficiencies.

Due to this complexity and the condensed development cycles under which we operate, we may experience errors in our software, corruption or loss of our data, or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our customers, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.

Our inability to protect our intellectual property could impair our competitive advantage, reduce our revenue, and increase our costs.

Post-Merger, our success and ability to compete depend in part on our ability to maintain the proprietary aspects of our technologies and products. We rely on a combination of trade secrets, patents, copyrights, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. We generally enter into written confidentiality and non-disclosure agreements with our employees, consultants, customers, manufacturers, and other recipients of our technologies and products and assignment of invention agreements with our employees and consultants. We may not always be able to enforce these agreements and may fail to enter into any such agreement in every instance when appropriate. We license from third parties certain technology used in and for our products. These third-party licenses are granted with restrictions; therefore, such third-party technology may not remain available to us on terms beneficial to us. Our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, operating results, and financial condition. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

Patents may not issue from the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have not applied for, and do not have, any copyright registration on our technologies or products. We have applied to register certain of our trademarks in the United States and other countries. We cannot assure you that we will obtain registrations of principal or other trademarks in key markets. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands, and could increase the risk of challenge from third parties to our use of our trademarks and brands.

(7)

We may be required to incur substantial expenses and divert management attention and resources in defending intellectual property litigation against us.

We cannot be certain that our technologies and products do not and will not infringe on issued patents or other proprietary rights of others. While we are not currently subject to any infringement claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and licensing agreements, any of which could have a material adverse effect on our business. We may not be able to obtain such licenses on commercially reasonable terms, if at all, or the terms of any offered licenses may be unacceptable to us. If forced to cease using such technology, we may be unable to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding, or failure to obtain necessary licenses, could prevent us from manufacturing, using, or selling certain of our products, which could have a material adverse effect on our business, operating results, and financial condition.

Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, or sell our products in the United States or abroad. Such a judgment could have a material adverse effect on our business, operating results, and financial condition. In addition, we are obligated under certain agreements to indemnify the other party in connection with infringement by us of the proprietary rights of third parties. In the event that we are required to indemnify parties under these agreements, it could have a material adverse effect on our business, financial condition, and results of operations.

We may incur substantial expenses and divert management resources in prosecuting others for their unauthorized use of our intellectual property rights.

Other companies, including our competitors, may develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents, and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Although we do not have foreign operations at this time, we may compete for contracts in non-US countries from time to time. Effective intellectual property protection may be unavailable, or limited, in some foreign countries in which we may do business, such as China. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. Our means of protecting our proprietary rights in the United States or abroad may not be adequate or competitors may independently develop similar technologies. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our technologies and products.

Should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions, because our business would be harmed if we fail to enforce and protect our intellectual property rights. Even if the outcome is favorable, this proceeding could result in substantial cost to us and disrupt our business.

In the future, we also may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition, and results of operations.

We depend on key personnel who would be difficult to replace, and our business plans will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management and key personnel. The competition for qualified management and key personnel, especially engineers, is intense. Although we maintain noncompetition and nondisclosure covenants with most of our key personnel, we do not have employment agreements with most of them. The loss of services of one or more of our key employees, or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

Potential strategic alliances may not achieve their objectives, and the failure to do so could impede our growth.

We may enter into strategic alliances. Among other matters, we continually explore strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology; to provide necessary know-how, components, or supplies; to attract additional customers; and to develop, introduce, and distribute products utilizing our technology. Any strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products.

Risks Related to Our Common Stock

There is not an active liquid trading market for the Company’s common stock.

The Company voluntarily reports under the Exchange Act and its Common Stock is eligible for quotation on the OTC Markets. However, there is no regular active trading market in the Company’s Common Stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s Common Stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below analysts’ expectations;

•	general economic slowdowns;

•	sales of large blocks of the Company’s common stock; and

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

(8)

We may not be able to attract the attention of brokerage firms because we became a public company by means of a reverse acquisition.

Because we became public through a “reverse acquisition,” securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

Our Board of Directors may issue and fix the terms of shares of our Preferred Stock without stockholder approval, which could adversely affect the voting power of holders of our Common Stock or any change in control of our Company.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of "blank check" preferred stock, $0.001 par value per share (the "Preferred Stock"), with such designation rights and preferences as may be determined from time to time by the Board of Directors.  Our Board of Directors is empowered, without shareholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock.  In the event of such issuances, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company.

We will incur increased costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies.

We incur legal, accounting and other expenses as a result of being a public company.  Prior to the Merger, Duos was a private company and not subject to these expenses. We may need to enhance and supplement Duos’ internal accounting resources with additional accounting and finance personnel with the requisite public company experience and expertise, as well as refine our quarterly and annual financial statement closing process, to enable us to satisfy our reporting obligations. We will need to devote time and financial resources to compliance programs, investor relations activities, financial reporting obligations and other activities relevant to being a public company. The costs associated with these activities, as well as any diversion of management’s time and attention, may have a material adverse effect on our future business.

We do not expect to pay dividends and investors should not buy our Common Stock expecting to receive dividends.

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our Common Stock if the price appreciates. You should not purchase our Common Stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in establishing an orderly trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

We are likely to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing Common Stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our Common Stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our Common Stock to decline.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of the bankruptcy laws.

Our operating results are likely to fluctuate from period to period.

We anticipate that there may be fluctuations in our future operating results. Potential causes of future fluctuations in our operating results may include:

· period-to-period fluctuations in financial results;

· issues in manufacturing products;

· unanticipated potential product liability claims;

· the introduction of technological innovations or new commercial products by competitors;

· the entry into, or termination of, key agreements, including key strategic alliance agreements;

· the initiation of litigation to enforce or defend any of our intellectual property rights;

· the loss of key employees;

· regulatory changes;

· failure of any of our products to achieve commercial success;

· general and industry-specific economic conditions that may affect research and development expenditures;

· future sales of our Common Stock; and

· changes in the structure of healthcare payment systems resulting from proposed healthcare legislation or otherwise.

Moreover, stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our Common Stock.

(9)

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. In early 2015, in preparation for the Merger, the President and CFO of ISA relocated to the HQ of Duos in Jacksonville, Florida. Duos did not charge any rent for the use of its facilities.

ITEM 3. LEGAL PROCEEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

In early 2015, the Company elected to cancel its software development with FacilityTeam of Ontario, Canada. This cancellation was based primarily on a lack of deliverables against pre-agreed project milestones. FacilityTeam elected to file a suit for breach of contract in Palm Beach county Florida which both had no merit and was in direct contravention of the agreed resolution for disputes being mediation and, if necessary, Arbitration. The Company’s counsel is currently working to resolve this issue without incurring undue legal expense and the Company believes there is no merit to their claims.

Duos Litigation

Duos Technologies, Inc. was served on January 5, 2015, with a complaint filed in the state of Kentucky by CW Electric, Inc. The complaint is based on the outstanding balance of the promissory note dated December 10, 2008 in the amount of $741,329.33. The current principal balance is $524,434 plus $104,683 accrued interest at the rate of 10% per annum through 12/31/14 for a total of $629,117.

The complaint seeks payment of $1,411,649.96 and includes accrued interest at a rate of 18% per annum, compounded monthly through 1/1/2015. Duos disagrees with the amounts contained in the complaint and has engaged local legal counsel to represent the company.

Duos Tax Matters

Duos has outstanding payroll taxes for the periods of the 1st quarter 2013, 2nd quarter 2013, 3rd quarter 2013, 1st quarter 2014 and 2nd quarter 2014 in the amount of $626,713.12. This amount does not include penalty and interest that hasn’t been finalized at this time of approximately $70,000. Duos is currently working with the local IRS office and awaiting approval of an installment agreement of $25,000 per month. Duos has been making payments of $25,000 per month since September 2014 in respect of this matter, and as of April 10, 2015, Duos has recently made payments to the IRS and reduced its currently outstanding balance to less than $500,000.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

(10)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Market (Pink Sheets) under the symbol “IOSA”.

The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the Bulletin Board. The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices listed are based on the one for two-hundred share reverse split that the Company instituted on April 9, 2015.

Stock Prices	2014				2013
	31-Dec	30-Sep	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar

High	$3.00	$3.00	$4.00	$4.60	$5.60	$6.00	$1.94	$1.94
Low	$0.60	$1.00	$2.00	$2.00	$2.00	$0.88	$0.86	$0.08

Dividend Policy

In August 2013, we effected a 2 for 1 share dividend stock dividend for a certain class of shareholders. The special dividend was paid in conjunction with a reclassification of our common stock into Class A tradable shares with no voting rights and Class B, non-trading shares with voting rights. All shareholders with the exception of officers, directors and large (greater than 10%) holders received Class A shares and were entitled to the dividend.

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

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold the following securities without registration under the Securities Act of 1933, which we refer to as the “Securities Act”:

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Purchase of Stock	October 30, 2014	84,653 shares	Debt assignment of $39,962 and $13,347 by note holder to two third parties

The sales were exempt under 4(a)(2) of the S-A and Rule 506 thereunder. Each investor acquired the securities for investment and without a view to distribution.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY’S INTENDED BUSINESS PLANS; THE ABILITY TO RAISE WORKING CAPITAL; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY’S PRODUCTS; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY’S INABILITY TO RAISE FUNDS TO CONTINUE OPERATIONS; THE EFFECT OF A GOING CONCERN STATEMENT BY THE COMPANY’S AUDITORS; THE SUCCESS OF OUR RECENT MERGER WITH DUOS TECHNOLOGIES, INC. (“DUOS”); THE SUCCESS OF THE MERGED OPERATIONS; THE CLOSING OF THE PLANNED ACQUISITION OF UNI-DATA AND COMMUNICATIONS INC. (“UDC”); THE COMPANY’S ABILITY TO RAISE THE FUNDS NEEDED TO CLOSE THE UC TRANSCTION; THE COMPNAY’S ABILITY INTEGRATE COMBISNED OPERATIONS, ASSUMING THAT THE UDC TRANSACTION IS COMPLETED; THE COMPANY’S ABILITY TO IMPLEMENT THE PLANS GOING FORWARD, INCLUDING THE INTEGRATION OF UDC INTO THE COMPANY; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY’S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY’S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

OUR COMPANY

ISA was incorporated in Florida on May 31, 1994 to engage in the business of developing software for the financial and asset management industries. ISA developed a methodology for the efficient data collection of assets contained within a data center and was awarded a patent in 2010. ISA is dedicated to the mission of developing, marketing and delivering software and professional services to the world’s largest data centers in the area of IT Asset Management (ITAM). ISA’s strategy has always been to expand its technology base and has been engaged in several development efforts in the past 3 years. More recently, it began seeking out and engaging in discussions with other companies with the intention of partnering and merging or being acquired. In late 2014, ISA entered into negotiations with Duos Technologies for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015. Duos Technologies, Inc. (Duos) was incorporated under the laws of Florida on November 30, 1990 for the purpose of design, development and deployment of proprietary technology applications and turn-key engineered systems. Duos, based in Jacksonville, Florida, employ approximately 30 people and are a technology company with a strong portfolio of intellectual property, with core competencies that include advanced intelligent technologies that are delivered through its proprietary integrated enterprise command and control platform.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements included in this report.

For the years ended December 31, 2014 compared to December 31, 2013

Revenues

Revenues were $401,311 and $607,596 for the years ended December 31, 2014 and 2013, respectively. The decrease in revenue during 2014 reflects the variable nature of our professional services revenue accounting for a decrease of $206,285. In addition, we had no software revenue during the last two quarters of 2014 as the Company continues its development and marketing of the TrueVue IT product which is still undergoing final development and testing.

Cost of Revenues

Costs of revenues were $168,293 and $276,245 for the years ended December 31, 2014 and 2013, respectively. The decrease in 2014 cost of sales is due primarily to a decrease in professional services delivery cost of $164,020, partially offset by a $55,798 increase in cost of sales related to software and hardware revenues.

Operating Expenses

Operating expenses for the years ended December, 2014 and 2013 were $662,808 and $785,786, respectively, a decrease of $122,978. The decrease in operating expenses primarily resulted from significant decreases in administrative and general expenses, salaries and employee benefits, and professional fees as the Company scaled back operations in anticipation of lower revenues during this period as it re-configured operations to become primarily a software vendor and in anticipation of a potential merger or aquisition.

Loss before other Income (Expense)

The loss from operations for the years ended, December 31, 2014 and 2013 was $429,790 and $454,435, respectively. The decrease in loss from operations was primarily due to significantly lower operating expenses in the light of a much lower revenue contribution.

Other Income (Expense)

Interest Expense

Interest expense for the years ended December 31, 2014 and 2013 was $141,205 and $191,677 respectively. The decrease in interest expense was primarily related to settlements of certain notes during 2014. The Company also converted certain notes into common stock during 2014 which gave rise to $150,274 in onetime non-cash charges in connection with the conversions.

Factor Fees OID/Other Interest Costs

Factoring fees and other interest costs for the years ending December 31, 2014 and 2013 were $14,032 and $25,667, respectively. The decrease was primarily attributable to a conscious effort by management to eliminate factoring fees. The Company will attempt to avoid factoring as a method of financing whenever possible as the terms are not as beneficial to the Company.

Net Loss

The net loss for the years ended December 31, 2014 and 2013 was $735,223 and $648,567, respectively. The $86,656 increase in net loss is primarily attributable onetime non-cash charges in connection with converting certain notes payable into common stock, partially offset by to a significant decrease in total operating expenses. Net loss per common share was $1.25 and $1.67 for the years ended December 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Cash flows used in operating activities for the years ended December 31, 2014 and 2013 were $297,920 and $160,834, respectively. Cash flows used in operations for the years ended December 31, 2014 and 2013were due primarily to the net losses for the years. These losses increased in 2014 primarily from a decrease in revenues as the Company undertook its transition from its older product lines in anticipation of the new software becoming available during the year. Due to the extensive delays in delivery of the new software products, the Company was unable to maintain its traditional revenue base from that line of business.

Cash flows provided by investing activities for the years ended December 31, 2014 and 2013 were $1,725 and $0, respectively. Cash flows from investing activities during 2014 were attributable to proceeds from a sale of fixed assets.

Cash flows provided by financing activities for the years ended December 31, 2014 and 2013 were $299,507 and $161,000, respectively. Cash flows from financing activities during 2014 were primarily attributable to sales of common stock and proceeds from the issuances of new notes payable, partially offset by repayments of existing notes and short term credit facilities. Cash flows from financing activities during 2013 were primarily from proceeds of new notes payable partially offset by repayment of existing notes and short term credit facilities. During the year ended 2014 we were able to finance operations more through equity issuances rather than debt in an attempt to improve the overall health of our balance sheet.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $2 million for the year of 2015, which may be funded through a combination of debt and/or equity instruments.

Overall, we have funded our cash needs from inception through December 31, 2014 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $x,xxx on hand as of April 15, 2015. Currently, we do not have enough cash to fund our operations for the next twelve months. This is based on our cash flows needs from operations and our existing working capital deficit. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require additional capital of at least $500,000. Modifications to our business plans may also require additional capital for us to operate. For example, if we have an opportunity to an accretive acquisition it would likely require additional capital above our current need. Conversely, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from any offering will also be used to market our products and services as well as contribute to existing working capital needs.

Demand for the products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations may be adversely affected by our competitors and prolonged recession periods.

(11)

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

(12)

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

(13)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected. There is one vacancy on our Board of Directors, which we refer to as our “Board”. The officers are elected by the Board.

Name	Age	Position

Gianni B. Arcaini	67	Chairman and Chief Executive Officer
Adrian G. Goldfarb	57	CFO and Director
Gjis van Thiel	48	Director
Joseph S.Glodek	54	Director
Alfred J. (Fred) Mulder	40	Director

Gianni B. Arcaini

On April 1, 2015, following the Effective Time of the Merger, the Company’s board of directors appointed Gianni Arcaini, as the Chairman of the Company’s board of directors and the Company’s Chief Executive Officer, to serve at the discretion of the Company’s board of directors. In 1990, Gianni Arcaini, together with a group of European investors primarily from The Netherlands, founded Environmental Capital Holdings, Inc. (ECH) a company engaged in the technology transfer from Europe to the US. Shortly thereafter, ECH acquired a Dutch engineering company (Duos Engineering B.V.) and subsequently formed Duos Engineering (USA), Inc., the forerunner to Duos, as a fully owned subsidiary of ECH. In 2002, Duos was spun off from ECH as part of a restructuring process and, under the leadership of Mr. Arcaini, expanded into a broad based technology company with special focus on homeland security. Prior to his involvement with ECH, Mr. Arcaini spent over 10 years in various executive capacities with Robex International, a joint venture of Royal Volker Stevin, Royal Bijenkorf and the Westland Utrecht Bank, ultimately acquiring the company in a management buyout after having expanded its operations into the United States. In 1984, he sold the company’s European operations and immigrated with his family to the United States. Mr. Arcaini subsequently founded and later sold Strategic Planning Group, Inc., an economic and strategic planning, research and international permitting firm. Mr. Arcaini completed his early education at a Jesuit Boarding school in Austria and Germany, and graduated from a state business school in Frankfurt, Germany. He is fluent in German, Dutch, Italian, Spanish and English.

Adrian G. Goldfarb

Mr. Goldfarb became a director of the Company in April 2010. On June 26, 2012, he was appointed as President and Chief Financial Officer, effective July 1, 2012 charged with rebuilding the company. Mr. Goldfarb also currently serves as a director of Gelstat Corporation, a small public company engaged in the development, manufacturing and marketing of homeopathic and natural supplements. Mr. Goldfarb is a 30-year industry veteran including more than 20 years in information technology. He began his career with IBM as a financial specialist in an enterprise systems group focused on the IT solutions in the oil industry. Over a more than 33-year career span he has worked in marketing, operations and finance with both large and small organizations. Mr. Goldfarb will continue as Chief Financial Officer of ISA and remain on the Board of Directors.

Alfred J. (Fred) Mulder

Fred Mulder was appointed to serve on the Board of ISA effective April 1, 2015. He is an independent consultant (M&A / Corporate Finance) and informal investor in various companies in the USA and Europe, including Duos.  Between 2001 and 2013, Mr. Mulder served as Executive Chairman of the Board of LBI International N.V. and from 2009 until 2014 as non-executive member of the board of W.P. Stewart in New York. He also was, Chairman of the Supervisory Board of Stahomij B.V., Amsterdam (vehicle traffic management), Member of the Board of Aleri / MPCT Solutions - Chicago/London (financial data base management solutions), Member of the Supervisory Board of Debitel N.V. – Hoofddorp (mobile telecom operations), Environmental Capital Holdings – Jacksonville, Florida. He also serves as Chairman of the Investment Committee of Nethave N.V. (ICT Technology), Berghave N.V. (Turnaround/reshaping funding) and the Pension Fund of Radio Holland N.V. In 1993, Mr. Mulder was co-founder and became Chairman and Managing Director of Greenfield Capital Partners N.V., an independent private equity and corporate finance group headquartered in The Netherlands. From 1981 to 1993, he held positions of Managing Director, Chief Executive Officer of Transmark Holding B.V. and Managing Director of Pon Holdings B.V. and subsequently was a non-executive board member of companies such as HAL Investments N.V. (the holding company of Holland America Line), Pon Holdings B.V., and Transmark Holding B.V., Meulenhoff en Co N.V., SAIT Radio Holland SA, Lacis Communication N.V., Meijn Processing Industrie B.V., and CapCorp Investments N.V. During his early career (1963 - 1981), Mr. Mulder worked at Rank Xerox where he held various executive positions starting as a Manager of, Marketing, Sales and Planning, throughout the 60’s, as Deputy Managing Director of the Dutch Region during the 70’s, and finally, as International Marketing Director, based in London, England and Stanford, Connecticut. Mr. Mulder obtained his PMD in 1973 from the Harvard Business School, with special emphasis on Marketing & Corporate Strategy.

Gijs van Thiel

Gijs Van Thiel was appointed to serve on the Board of ISA effective April 1, 2015. He is co-founder and Managing Partner of 747 Capital, a private equity investment firm focused on investments in private equity funds. 747 Capital, through fund and managed accounts, focuses exclusively on the small-cap private equity market in the U.S. and Canada.  Mr. van Thiel is responsible for the firm’s new product development and is actively involved in the portfolio management, due diligence and manager selection process.  He has been active in private equity since 1997. Prior to 747 Capital, Mr. van Thiel was founder and General Partner of Triad Media Ventures, a $50 million venture capital fund that made direct investments in US companies.  In addition, he was Director of Financial Services for Icon International, a member of Omnicom Group. He started his career at the Netherlands Foreign Investment Agency, a diplomatic function, in New York in 1993. Mr. van Thiel holds an M.B.A. in international management from Thunderbird School of Global Management and a B.A. from Webster University.

Joseph S. Glodek

Joseph Glodek was appointed to serve on the Board of ISA effective April 1, 2015. He is a Managing Principal and Co-Founder of Black River Wealth Management and heads the firm's Executive Committee. He co-founded Black River Wealth Management LTD in 2008 with the senior management team of William Scott and Co. LLC. While Mr. Glodek oversees Black River's long-term strategy and growth, he also plays a very active role in many of the firm's key client relationships. Under his leadership, Black River has continuously built upon its longstanding strengths in the investment management process. Mr. Glodek began his 20+ year career in the financial services industry in 1991. In 1993, at the age of 23, Mr. Glodek acquired a controlling interest of William Scott & Co. LLC, a full service investment bank where he was acting President for over 12 years. Simultaneously to working in the financial services industry, Mr. Glodek served his country for just under ten years in the United States as Counterintelligence/HUMIT Specialist I, II, and III in the Marine Air-Ground Task Force. Each of the non-employee directors will be paid an annual fee of $15,000 for his services on the Company’s board of directors. Committee chairs will receive an additional annual fee of $5,000. Payment terms will be subject to the Company’s cash flow and will be determined by the Company’s compensation committee at a later time.

David Brooks

On May 1, 2014, the Company appointed David Brooks to the Board of Directors replacing Mr. Hull. From June 2012 through December 2013, Mr. Brooks has served as the Chief Financial Officer of SKM Media Corp., a data and services marketing company. Since November 2009, Mr. Brooks has been the Managing Shareholder of D. Brooks and Associates CPAs, P.A., which provides Chief Financial Officer and related services to businesses on a consulting basis. From August 2008 through October 2009, Mr. Brooks was an audit director and consultant for McGladrey & Pullen, LLP (now McGladrey LLP), a large assurance, tax and consulting services company. Since February 2013, Mr. Brooks was appointed and continues to serve as interim CFO for Ecosphere Technologies on an independent consulting basis. Mr. Brooks is a Certified Public Accountant in Florida. Mr. Brooks has been compensated both as a director of ISA and as an independent contractor through D. Brooks and Associates CPAs, P.A. and was paid on an hourly basis for providing specific accountancy consultation related to SEC reporting. Mr. Brooks is 43 years old. Effective April 1, 2015, Mr. Brooks resigned from the Board of ISA as a part of the merger agreement with Duos Technologies

Gary Aron

Mr. Aron became a director of the Company in January 2012. Since April 2010, Mr. Aron has served as VP of Business Development at AssetVue where his responsibilities span business development, application software development, project management, sales and marketing. From January 2007 through December 2009, Mr. Aron held the position of VP Infrastructure and Operations at Comcast Corporation. Reporting to the CIO, he was responsible for the Comcast National Data Center strategies, design, build and operations of data centers as well as deployment and support of all technology equipment in the data centers. Mr. Aron was selected as a director because of his experience in the data center industry. Effective April 1, 2015, Mr. Aron resigned from the Board of ISA as a part of the merger agreement with Duos Technologies.

Hagai Lerer

Mr. Lerer became a director of the Company in April 2014. Currently, Mr. Lerer serves as Chief Operating Officer of Ayco Farms, Inc. where his responsibilities include operational and strategic oversight for corporate operations including IT, as well as managing budgeting and planning. Since 1998, Mr. Lerer has been directly involved in a number of IT related positions including Network Administrator, IT Manager and Building Automation Engineer. Mr. Lerer was selected as a director because of his knowledge in the field of IT applications and will serve as a technical advisor to the company’s CEO. Effective April 1, 2015, Mr. Aron resigned from the Board of ISA as a part of the merger agreement with Duos Technologies.

(14)

Family Relationships

There are no family relationships among our directors and executive officers.

Financial Expert

Our Board has determined that David Brooks is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

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

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on the Company. Our compensation has the following risk-limiting characteristics:

·	Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

·	A portion of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term Company results.

·	Awards are not tied to formulas that could focus executives on specific short-term outcomes except for our President’s 2014 compensation, a portion of which is related to revenues;

·	Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based; and

·	Equity awards for employees generally have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14.1 hereto.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Information Systems Associates, Inc., 6622 Southpoint Drive South, Jacksonville, FL 32216, attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) during 2014 and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000.

2014 Summary Compensation Table

Name and	Year	Salary	Bonus	Gross Pay	Total
Principal Position	(b)	($)(c)(1)	($)(d)	($)(e)	($)(g)
(a)

Joseph P. Coschera, CEO	2014 2013	100,000 22,115	23,302 -	123,302 22,115	123,302* 22,115
Adrian G. Goldfarb, CFO	2014 2013	100,000 68,656	23,302 -	123,302 68,656	123,302* 68.,656

*During 2014, Messrs. Coschera and Goldfarb accrued $64,698 and $42,248 of their salaries respectively.

(1) Represents compensation paid in cash.

Named Executive Officer Employment Arrangements

Mr. Coschera had an employment agreement dated January 1, 2009 through December 31, 2013. This agreement expired and has not been replaced at this time

Joseph P. Coschera. In 2014 Mr. Coschera received a base salary of $100,000 per year plus 10% of Gross Profits as a bonus for the reporting year. The bonus is calculated based upon the filings of the Company.

Adrian G. Goldfarb. In 2014 Mr. Coschera received a base salary of $100,000 per year plus 10% of Gross Profits as a bonus for the reporting year. The bonus is calculated based upon the filings of the Company.

During the reporting period, Mr. Coschera accrued part of his salary and bonus in the amount of $64,698 and Mr. Goldfarb accrued part of his salary and bonus in the amount of $42,248.

Discretionary Bonuses

Each of our executive officers is eligible for discretionary bonuses as determined by the Board. No bonuses were awarded by the board in 2014.

Option Grants

On January 1, 2014, the Company issued stock options to purchase 5,000 shares of common stock with an exercise price of $4 and valued at $4 per option for a total of $20,000 to its CEO.

On January 1, 2014, the Company issued stock options to purchase 5,000 shares of common stock with an exercise price of $4.00 and valued at $4.00 per option for a total of $20,000 to its President and CFO.

Termination Rights

None of our executive officers is entitled to any special severance rights.

2015 Compensation Arrangements

Effective January 1, 2015, Messrs. Coschera and Goldfarb received base salaries of $100,000 per annum pending new agreements post the merger with Duos Technology.

2014 Director Compensation

Effective January 1, 2013, Messrs. Reisert and Hull were granted 2, 500 options and Aron was granted 750 options. On April 28, 2014, Mr. Hull resigned from the board of ISA and forefeited his option grant as he had not completed the year of service. On May 1, David Brooks was appointed to the board in place of Mr. Hull. Due to some uncertainty concerning the Company’s future direction and pending merger activity, the CEO and CFO were granted 5,000 options each for service in 2014 vesting on January 1, 2015. The original options granted are exercisable at $4.00 and vest on January 1, 2015, subject to providing services on the vesting date. In March 2014, each serving director were granted 750 options at $2.40 per share.

Gianni Arcaini. Duos and Gianni Arcaini entered into an employment agreement dated as of May 1, 2003, pursuant to which Mr. Arcaini served prior to the Merger as Chief Executive Officer and Chairman of the Duos board of directors. Under the agreement, Mr. Arcaini was paid an annual salary at the per annum rate of $226,600 in 2014.   In addition, as incentive based compensation, Mr. Arcaini is entitled to 1% of gross revenues of Duos and an annual car allowance of $18,000. However, in order to reduce operating expenses and conserve cash, since January 2008, Mr. Arcaini has been deferring a part of his compensation and, as of December 31, 2014, such deferred amount totaled an aggregate of $527,524. The employment agreement had an initial term that extended through April 30, 2006, subject to renewal for successive one-year terms unless either party gives notice of that party’s election to not renew to the other at least 60 days prior to the expiration of the then-current term. The agreement also contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect. It is anticipated that Mr. Arcaini’s compensation terms will be revisited in the future by the compensation committee of the Company’s board of directors.

Adrian Goldfarb, continues in the role of Chief Financial Officer and as a director of the Company post-Merger. Mr. Goldfarb will continue as President of TrueVue 360, Inc. In connection with and following the Merger, Mr. Goldfarb will be paid at a base salary of $120,000, on a per annum basis. Subject to and following the closing of the UDC acquisition, it is expected that Mr. Goldfarb’s annual base salary will be increased to $175,000 with additional amounts (up to $25,000) subject to achieving certain milestones. It is anticipated that Mr. Goldfarb’s compensation terms will be revisited in the future by the compensation committee of the Company’s board of directors.

(15)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as April 10, 2015 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officer and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Information Systems Associates, Inc. 6622, Southpoint Drive South, Suite 310, Jacksonville, FL 32216. The basis for the Common Stock voting power numbers are contained in footnote (1).

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Executive Officers:

Class A Common Stock	Gianni Arcaini (2)	4,465,283	7.1%

Class A Common Stock	Adrian Goldfarb (3)	69,850	*

Class A Common Stock	Gjis Van Thiel	-	*

Class A Common Stock	Joseph Glodek	-	*

Class A Common Stock	Fred Mulder (4)	381,329	*

Class A Common Stock	All directors and executive officers as a group (5 persons)	4,916,462	7.9%

5% Shareholder:

Class A Common Stock	De Hoge Noot BV (5)	17,080,155	27.3%
Class A Common Stock	Alain Hirschler (6)	5,227,030	8.4%
Class A Common Stock	Michael Hirschler (7)	6,018,620	9.6%

* Less than 1%.

(1)	Applicable percentages are based on 62,500,00 shares outstanding or issuable as of April 1, 2015. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them

(2) Mr. Arcaini is a director and an executive officer. Shares are held by Robex International, Inc., of which Mr. Arcaini is a 95% shareholder. Holdings are ISA stock that is issuable as a result of the merger.

(3)	Mr. Goldfarb is a director and an executive officer.

(4)	Mr. Mulder is a director. Holdings are ISA stock that is outstanding as a result of the merger..

(5)	De Hoge Noot is a Dutch corporation. Holdings are ISA stock that is outstading as a result of the merger.

(6)	Mr. Hirschler is a >5% holder and a resident of the Netherlands. Holdings are ISA stock that is outstanding as a result of the merger.

(7) Mr. Hirschler is a >5% holder and a resident of the Netherlands. Holdings are ISA stock that is outstanding as a result of the merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On August 30, 2012 a company that is majority owned by a foreign investor and personal friend of the Company’s President and CFO, entered into an arrangement with the Company to loan up to $100,000 (subsequently increased to $300,000) based on purchase orders or invoices that have not been previously factored on a revolving basis at a rate of 2.5% per month (1.5% interest plus 1% penalty fee on the outstanding balance when interest is accrued). The initial deposit for this loan came from the Company’s President and CFO pursuant to the investor, who is a foreign national, setting up an appropriate entity to handle further transactions. Further, the Company’s President and CFO continues to personally guarantee the loan. On May 14, 2014, the investor agreed and the Board voted by Unanimous Consent, to convert the original note of $100,000 to stock and warrants based on the Company’s existing PPM based on converting the amount in to stock at the rate of $2.40 per share for 41,667 shares and receiving 6,250,000 5-year warrants based on 75% of the amount of shares to be issued at a strike price of $0.012. The investor agreed to this conversion on the condition that the shares would be issued without a restrictive legend and that the investor was able to deposit them in a brokerage account within 90 days. On August 1, 2014, the investor notified the Company that they were successful in depositing the shares into a brokerage account and the Company was credited a principal and interest payment of $100,000 allocated $47,445 and $57,555 respectively.

On December 21, 2014, the Company issued a note in total amount of $28,040, consisting of principal of $25,000 plus $3,040 additional advance. The note bears interest at a rate of 18% per annum and due 30 days from the date of the note. It can be extended each time for a further 30 days on payment of a 1% extension fee which can be accrued.

Between November 7 and November 20, 2014 , part of the outstanding principal of $58,059 and accrued interest of $21,986 were converted into 84,653 shares of the Company’s common stock, the fair value of which were $152,322, resulting in loss on debt conversion in amount of $72,277. At December 31, 2014 and 2013 there was outstanding principal balance of $241,915 and $274,078, respectively. Accrued interest and fees at December 31, 2014 and 2013 was $7,157, and $17,923 respectively.

On June 27, 2012 an individual whom the Company’s President and CFO has significant influence over, loaned the Company $10,000 at an interest rate of 1.5% per month payable monthly. Between July 13, 2012 and July 24, 2012 the related party advanced an additional $15,000 (the 2012 advances) due on demand. On January 1, 2013, the Company received $19,400 from this related party in exchange for forty-five day original issue discount note with a face value of $20,000 and a maturity date of February 15, 2013 (the 2013 note). The original discount interest rate was 2% per month. On May 30, 2014 a principal payment was made to the related party in the amount of $5,000. At December 31, 2014 and 2013 there was an outstanding principal balance of $15,000 and $20,000, respectively. Accrued interest at December 31, 2014 and 2013 was $0 and $0.

On October 14, 2014, the Company issued a note of $10,000 with OID in amount of $750 to an individual that the Company’s President and CFO has significant influence over .. At December 31, 2014, the balance of the note was $9,843, including accrued interest of $593.

During the second quarter of 2012, the Company reclassified $30,265 of accounts payable balances due to the CEO, to Notes payable – related parties. These balances were a result of Company expenses charged to the CEO’s personal credit cards. The Company was previously paying the credit card companies directly for these expenses incurred. During the third quarter 2012 the company recorded accrued payroll of $54,682 for this officer. These amounts are non-interest bearing and are on demand. The Company pays these loans as sufficient funds become available. At December 31, 2014 and 2013 this officer had an outstanding loan balance of $26,326 and $36,009, respectively.

In June 2012, a related party who is an affiliate of the President and CFO, made a non interest bearing short-term loan to the Company in the amount of $60,000. On August 15, 2012, this loan was exchanged for a one year original issue discount convertible note with detachable warrants. The face value of the note is $66,000. The $6,000 original issue discount was expensed as interest over the term of the note which matured in August 2013. The convertible note payable is convertible into 19,800 shares of the Company’s common stock at a conversion rate of $3.34 per share. The Company valued the beneficial conversion feature attached to the note using the intrinsic value method at a relative fair value of $28,571. The five-year warrants to purchase 3,959,921 shares of the Company’s common stock at an exercise price of $0.033 were valued at a relative fair value of $31,429 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .102%. The beneficial conversion feature and the relative fair value of the warrants were recorded as an increase to additional paid in capital and a discount to the note to be amortized to interest expense over the term of the note. The Company is technically in default though no written notice has been received from the related party. The Company is in discussions with the related party regarding either converting the note or extending it for further periods. As of the date of this report discussions continue. The net carrying value of the note at December 31, 2014 and 2013 was $66,000.

During 2013 the Company accrued $62,282 of payroll for this officer which was forgiven by the officer at year end. During 2014, the Company accrued $42,248.07 of payroll for this officer which remains owing at this time. During 2014, the CFO also advanced amounts up to $5,000 to cover short term working capital requirements. These amounts are repaid when the company receives money and no interest accrues.

In 2011, the Company’s Chief Executive Officer advanced the Company $25,000 with 6% per annum interest. The loan was paid in 2012. In 2012, the Chief Executive Officer paid personal expenses on behalf of the Company and also missed payroll. At December 31, 201, the Company owed the Chief Executive officer $168,885. The officer forgave the missed payroll portion of this in the amount of $132,676 with the remaining balance of $36,009 still owed. In 2014, The CEO accrued payroll in the amount of $64,698.

(16)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent registered public accounting firm Salberg & Company P.A. (“Salberg”) for services for the years ended December 31, 2014 and 2013. Audit fees and other fees of auditors are listed as follows:

	2014	2013
	Salberg	Salberg

Audit Fees (1)	$32,736	$31,400
Audit-Related Fees (3)	-	-
Tax Fees (4)	-	-
All Other Fees (5)	-	-
Total Accounting fees and Services	$32,736	$31,400

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees. These fees relate primarily to the review of registration statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

(17)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(18)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2015.

Information Systems Associates, Inc.

By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date: April 15, 2014

/s/ Gianni B. Arcaini	Chief Executive Officer
Gianni B. Arcaini	(Principal Executive Officer) and Director

/s/ Adrian Goldfarb	Chief Financial Officer
Adrian Goldfarb	(Principal Financial Officer) and Director

/s/ Gjis van Thiel	Director
Gjis van Thiel

/s/ Joseph Glodek	Director
Joseph Glodek
/s/ Alfred Mulder
Alfred Mulder	Director

(19)

(F-1)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Information Systems Associates, Inc.

We have audited the accompanying consolidated balance sheets of Information Systems Associates, Inc. and Subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Information Systems Associates, Inc. and Subsidiary as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $735,223 and used cash in operating activities of $297,920 in 2014. At December 31, 2014, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $1,049,955, $1,048,337 and $6,087,509 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 15, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

(F-2)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$3,478	$166
Accounts receivable, net	39,289	26,696
Prepaid expenses	—	29,792
Total Current Assets	42,767	56,654

Property and equipment, net	1,618	12,591
Other assets	—	1,690

TOTAL ASSETS	$44,385	$70,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$238,459	$246,528
Accrued payroll	156,250	31,646
Notes payable - related parties	293,084	330,087
Notes payable - stockholder	50,000	50,000
Notes payable (Convertible OID) - related parties	66,000	66,000
Notes payable (OID) - net of discounts, shareholder	151,031	142,684
Notes payable (Third Party), net of discount	79,616	45,000
Line of credit	37,996	39,979
Deferred revenue	6,879	31,182
Accrued interest	13,407	20,380
Total Current Liabilities	1,092,722	1,003,486

Commitments and contingencies (Note 12)

Stockholders' Deficit
Preferred stock $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Common Stock $.001 par value, 500,000,000 shares authorized, 690,779, and 454,710, issued and outstanding as of December 31, 2014 and 2013, respectively	691	455
Additional paid in capital	5,038,476	4,519,238
Common Stock to be Issued - 5,000 and 41,663 shares as of December 31, 2014 and 2013, respectively	5	42
Subscription receivable	—	(100,000)
Accumulated deficit	(6,087,509)	(5,352,286)
Total Stockholders' Deficit	(1,048,337)	(932,551)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$44,385	$70,935
The accompanying notes are an integral part of these consolidated financial statements

(F-3)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2014	December 31, 2013

Revenue
Software and Hardware Sales	$102,720	$74,814
Services	298,591	532,782
Total Revenue	401,311	607,596

Cost of Revenue
Software and Hardware	68,429	12,361
Services	99,864	263,884
Total Cost of Revenue	168,293	276,245

Gross Profit	233,018	331,351

Operating Expenses
Administrative and General	236,132	235,446
Salaries and Employee Benefits	369,093	456,067
Professional Fees	57,583	94,273
Total Operating Expenses	662,808	785,786

Loss from Operations	(429,790)	(454,435)

Other Income (Expenses)
Finance Fee earned on sales	—	9,231
Gain on settlement	5,200	13,981
Factoring fees and other interest	(14,032)	(25,667)
Loss on note conversion	(150,274)	—
Loss on Fixed Asset Disposal	(5,122)	—
Interest Expense	(141,205)	(191,677)
Total Other Income(Expense), net	(305,433)	(194,132)

Net Loss	(735,223)	(648,567)

Basic and Fully Diluted (Loss) per share	$(1.25)	$(1.67)
Weighted Avg Common shares outstanding	588,730	389,355

The accompanying notes are an integral part of these consolidated financial statements

(F-4)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2014	December 31, 2013

Cash Flows from Operating Activities
Net Loss	$(735,223)	$(648,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,126	5,715
Amortization of prepaid consulting shares for services	29,792	29,708
Amortization of discounts	25,071	69,588
Gain on Settlement	(5,200)	(13,981)
Officers contributed salaries	608	194,958
Options issued for services	59,810	16,388
Bad Debt Expense	—	5,490
Expense for warrant term modifications	—	31,500
Interest and default penalty on convertible note	—	24,063
Loss on Fixed Asset Disposal	5,122	—
Loss on debt conversion	150,274	—
Changes in operating assets and liabilities:
Accounts receivable	(12,593)	3,522
Prepaids	—	5,439
Other assets	1,690	3,000
Accounts payable	17,391	85,243
Accounts payable - related party	—	(6,156)
Accrued payroll	124,604	31,647
Accrued interest	60,911	8,872
Deferred revenue	(24,303)	(7,263)
Net Cash Used In Operating Activities	(297,920)	(160,834)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	1,725	—
Net Cash Provided by Investing Activities	1,725	—

Cash Flows from Financing Activities
Proceeds (Repayments) from checks written in excess of cash balances	—	(3,880)
Proceeds from notes - related parties	127,618	175,597
Repayments of notes - related parties	(75,512)	(74,534)
Proceeds from shareholder	—	60,000
Repayment of third party notes	(23,016)	—
Repayment of convertible notes, shareholders	—	(14,932)
Proceeds from factor, net of repayments	—	(24,587)
Insurance premium repayments	—	(4,613)
Proceeds from line of credit facility	41,469	39,981
Repayments of line of credit facility	(43,452)	(37,032)
Proceeds from third party note	62,400	45,000
Proceeds from sales of stock	210,000	—
Net Cash Provided by Financing Activities	299,507	161,000

Net Change in Cash and Cash Equivalents	3,312	166
Cash and Cash Equivalents at Beginning of year	166	—
Cash and Cash Equivalents at End of year	$3,478	$166

Supplemental disclosure of cash flow information:
Cash paid for interest	$108,898	$87,592
Cash paid for taxes	$—	$—

Non-cash investing and financing activity:
Conversion of convertible notes and accrued interest	$—	$106,563
Reclassification of accounts payable to notes payable, related party	$20,000	$—
Conversion of accounts payable to common stock	$6,800	$—
Conversion of note payable	$180,045	$—
Warrants issued in note modification	$11,900	$—
Original issued discount	$27,332	$—
Common stock issued for prepaid services	$—	$59,500
Third party payment on convertible notes	$6,540	$—

The accompanying notes are an integral part of these financial statements.

(F-5)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Deficit
For The Years Ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Common Stock - Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total
Balance at December 31, 2012	-	$ -	343,991	$ 344	-	$ -	$ 3,948,649	$ -	$ (4,703,719)	$ (754,726)

Stock issued for services	-	-	52,500	53	-	-	59,447	-	-	59,500

Stock option expense	-	-	-	-	-	-	16,388	-	-	16,388

Warrants Reset expense	-	-	-	-	-	-	31,500	-	-	31,500

Shares for additional investment	-	-	1,250	1	-	-	1,832	-	-	1,833

Conversion of notes payable	-	-	31,969	32	-	-	106,532	-	-	106,564

Shares for cash investment	-	-	25,000	25	41,663	42	159,932	(100,000)	-	60,000

Contributed services	-	-	-	-	-	-	194,958	-	-	194,958

Net Loss 2013	-	-	-	-	-	-	-	-	(648,567)	(648,567)

Balance at December 31, 2013	0	$ -	454,710	$ 455	41,663	$ 42	$ 4,519,238	$ (100,000)	$ (5,352,286)	$ (932,551)

Warrant cashless exercise	-	-	-	-	22,255	22	(22)	-	-	-

Warrants issued in note extension	-	-	-	-	-	-	11,900	-	-	11,900

Warrants issued in note conversion	-	-	-	-	-	-	77,997	-	-	77,997

Stock option expense	-	-	-	-	-	-	59,810	-	-	59,810

Receipt of subscription receivable	-	-	-	-	-	-	-	120,000	-	120,000

Shares for cash investments	-	-	20,831	21	25,000	25	109,954	(20,000)	-	90,000

Issuance of previsouly issuable shares	-	-	88,918	89	(88,918)	(89)	-	-	-	-

Conversion of note payable - related party	-	-	41,667	41	-	-	99,959	-	-	100,000

Contributed capital	-	-	-	-	-	-	608	-	-	608

Shares Issued with Debt assignment	-	-	84,653	85	-	-	152,237	-	-	152,322

Conversion of accounts payable to common stock	-	-	-	-	5,000	5	6,795	-	-	6,800

Net Loss 2014	-	-	-	-	-	-	-	-	(735,223)	(735,223)

Balance at December 31, 2014	0	$ -	$ 690,779	$ 691	$ 5,000	$ 5	$ 5,038,476	$ -	$ (6,087,509)	$ (1,048,337)

The accompanying notes are an integral part of these consolidated financial statements

(F-6)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES

Nature of Operations

Information Systems Associates, Inc. (“ISA” or the “Company”) was incorporated in Florida on May 31, 1994 to engage in the business of developing software for the financial and asset management industries. ISA developed a methodology for the efficient data collection of assets contained within large data centers and was awarded a patent in 2010. ISA’s original mission was to develop, market and implement software and professional services to the world’s largest data centers in the area of IT Asset Management (ITAM). From the Company’s inception, ISA’s strategy included expanding its technology base through organic development efforts and strategic partnerships. More recently, the Company engaged in discussions with multiple companies with the objective of merging with or being acquired by a strategic partner. In late 2014, ISA entered into negotiations with Duos Technologies, Inc. (“Duos”) for the purposes of executing a reverse triangular merger. This transaction was completed on March 31, 2015 and effective as of April 1, 2015 (“Effective Date”). See Note 18.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TrueVue 360 Inc. All significant inter-company transactions and balances are eliminated in consolidation.

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

Concentrations

Cash Concentrations:

Cash and cash equivalents are maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at December 31, 2014 and 2013.

Significant Customers and Concentration of Credit Risk:

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues in 2014 and 2013, and total accounts receivable at December 31, 2014 and 2013, respectively.

2014				2013
Revenue		Accounts Receivable		Revenue		Accounts Receivable
Customer A	66%	Customer A	100%	Customer A	49%	Customer A	68%
Customer B	17%	Customer B	0%	Customer B	18%	Customer B	22%

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

(F-7)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

For sales arrangements that do not involve multiple elements:

(1) Revenues for professional services, which are of short term duration, are recognized when services are completed,

(2) Through December 31, 2014 software license sales have been one time sales of a perpetual license to use our software product and the customer also has the option to purchase third party manufactured handheld devices from us if they purchase our software license. Accordingly the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer,

(3) Training sales are one time upfront short term training sessions and are recognized after the service has been performed,

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

(F-8)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net (loss) by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. As of December 31, 2014 and 2013, outstanding warrants to purchase an aggregate of 196,170 and 149,297 shares of common stock respectively and outstanding options to purchase 20,750 and 5,000 shares of common stock respectively were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive. These warrants and options may dilute future earnings per share. The Company also has convertible debt convertible into 19,800 shares of common stock that may dilute future earnings.

Recent Issued Accounting Standards

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after December 31, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the implementation of this standard to have a material effect on its disclosures.

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net loss and cash used in operations for the year ended December 31, 2014 of $735,223 and $297,920 and the working capital deficit, stockholders’ deficit and accumulated deficit as of December 31, 2014 was $1,049,955, $1,048,337 and $6,087,509 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. Management has been obtaining short term loans from friends and family, postponement of salary payments by officers with subsequent forgiveness of accrued amounts and extensions on payments to certain suppliers.

Our management continues to engage in discussions with the capital markets to raise additional funds for expansion including software development and marketing. Our strategy is to grow revenues by looking for additional markets outside of our core business focus in addition to developing our software and customer services businesses (see Note 18).

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue and to attain profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING

In December 2011 the Company entered into an agreement with a Factoring company whereby the Company will assign, in the Factor’s sole discretion, selected accounts receivable to the Factor in exchange for initial cash funding ("factor advances") for up to 80% of the factored receivable. The minimum 20% reserve held back by the Factor is released after collection of the account receivable by the Factor. The company pays a 3% factor fee for each factored receivable. Since the factoring agreement provides for full recourse against the Company for factored accounts receivable that are not collected by the Factor for any reason, and the collection of such accounts receivable are fully secured by substantially all assets of the Company, the factoring advances have been treated as secured loans on the accompanying balance sheets. The total accounts receivable factored in 2014 and 2013 was $5,978 and $479,248 respectively. The factor fees incurred in 2014 and 2013 were $1,386 and $25,667, respectively. The Company eliminated the use of Factoring in 2014 due to the high cost of this facility. Total outstanding accounts receivable factored at December 31, 2014 and 2013 which is included in Accounts Receivable on the accompanying balance sheets was $0 and $0, respectively.

The Company has total Accounts Receivable as of December 31, 2014 and 2013 as follows:

	As of December 31,
	2014	2013
Accounts Receivable	$39,289	$32,186
Factored Accounts Receivable	—	—
Allowance for Doubtful Accounts	—	(5,490)
Accounts Receivable, net	$39,289	$26,696

(F-9)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 4 – PROPERTY AND EQUIPMENT

The Company has total Property and Equipment as follows:

	December 31, 2014	December 31, 2013
Computer software (purchased)	$590	$590
Website development costs	10,072	10,072
Furniture, fixtures, and equipment	33,218	40,712
Leasehold improvements	1,664	1,664
	45,544	53,038
Less accumulated depreciation and amortization	(43,926)	(40,447)
	$1,618	$12,591

Depreciation expense was $4,126 and $5,715 for the years ended December 31, 2014 and 2013 respectively.

During the year of 2014, we sold a portion of our fixed assets upon moving locations and had cash proceeds of $1,725, resulting in loss on disposal in amount of $5,122.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

The Company’s notes payable to related parties classified as current liabilities consist of the following as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Notes Payable	Principal	Interest*	Principal	Interest*
Related party	$241,915	2.5%	$274,078	2.5%
Related party	15,000	1.5%	20,000	1.5%
Related party	9,843	N/A	0	N/A
CEO – Related Party	26,326	—	36,009
Total	$293,084		$330,087

On August 30, 2012 a company that is majority owned by a foreign investor and personal friend of the Company’s President and CFO, entered into an arrangement with the Company to loan up to $100,000 (subsequently increased to $300,000) based on purchase orders or invoices that have not been previously factored on a revolving basis at a rate of 2.5% per month (1.5% interest plus 1% penalty fee on the outstanding balance when interest is accrued). The initial deposit for this loan came from the Company’s President and CFO pursuant to the investor, who is a foreign national, setting up an appropriate entity to handle further transactions. Further, the Company’s President and CFO continues to personally guarantee the loan. On May 14, 2014, the investor agreed and the Board voted by Unanimous Consent, to convert the original note of $100,000 to stock and warrants based on the Company’s existing PPM based on converting the amount in to stock at the rate of $2.40 per share for 41,667 shares and receiving 31,250 5-year warrants based on 75% of the amount of shares to be issued at a strike price of $2.40. The investor agreed to this conversion on the condition that the shares would be issued without a restrictive legend and that the investor was able to deposit them in a brokerage account within 90 days. On August 1, 2014, the investor notified the Company that they were successful in depositing the shares into a brokerage account and the Company was credited a principal and interest payment of $100,000 allocated $47,445 and $57,555 respectively.

On December 21, 2014, the Company issued a note in total amount of $28,040, consisting of principal of $25,000 plus $3,040 additional advance. The note bears interest at a rate of 18% per annum and due 30 days from the date of the note. It can be extended each time for a further 30 days on payment of a 1% extension fee which can be accrued.

Between November 7 and November 20, 2014 , part of the outstanding principal of $58,059 and accrued interest of $21,986 were converted into 84,653 shares of the Company’s common stock, the fair value of which were $152,322, resulting in loss on debt conversion in amount of $72,277. (see Note 14)

At December 31, 2014 and 2013 there was outstanding principal balance of $241,915 and $274,078, based on the above mentioned activity respectively. Accrued interest and fees at December 31, 2014 and 2013 was $7,157, and $17,923 respectively.

On June 27, 2012 an individual whom the Company’s President and COO has significant influence over, loaned the Company $10,000 at an interest rate of 1.5% per month payable monthly. Between July 13, 2012 and July 24, 2012 the related party advanced an additional $15,000 (the 2012 advances) due on demand. On January 1, 2013, the Company received $19,400 from this related party in exchange for forty-five day original issue discount note with a face value of $20,000 and a maturity date of February 15, 2013 (the 2013 note). The original discount interest rate was 2% per month. On May 30, 2014 a principal payment was made to the related party in the amount of $5,000. At December 31, 2014 and 2013 there was an outstanding principal balance of $15,000 and $20,000, respectively. Accrued interest at December 31, 2014 and 2013 was $0 and $0.

On October 14, 2014, the Company issued a note of $10,000 with OID in amount of $750. At December 31, 2014, the balance of the note was $9,843, including accrued interest of $593.

During the second quarter of 2012, the Company reclassified $30,265 of accounts payable balances due to the CEO, to Notes payable – related parties. These balances were a result of Company expenses charged to the CEO’s personal credit cards. The Company was previously paying the credit card companies directly for these expenses incurred. During the third quarter 2012 the company recorded accrued payroll of $54,682 for this officer. These amounts are non-interest bearing and are on demand. The Company pays these loans as sufficient funds become available. At December 31, 2014 and 2013 this officer had an outstanding loan balance of $26,326 and $36,009, respectively.

NOTE 6 – NOTE PAYABLE – STOCKHOLDER

The Company’s notes payable to stockholder classified as current liability at December 31, 2014 and 2013 consists of the following:

	December 31, 2014		December 31, 2013
Note Payable	Principal	Interest*	Principal	Interest*
Stockholder	$50,000	2.5%	$50,000	2.5%
Interest per month

On January 11, 2012 a stockholder loaned the Company $35,000 based on purchase orders or invoices that have not been previously factored on a revolving basis at a rate of 3% per month (1.5% interest plus 1.5% penalty fee on the outstanding balance when the company does not remit funds received from the invoices but uses them as working capital) for one year. On April 13, 2012, the stockholder loaned additional principal to the Company in the aggregate amount $25,000. On June 28, 2012, the Company made a $10,000 principal payment on the note. On January 1, 2013, the Company entered into a new agreement with the stockholder to rollover an existing line of credit in the amount of $50,000. The new note maintains similar terms and conditions but with a reduction in the monthly penalty fee from 1.5% to 1% for a total of 2.5% monthly cost until the receivables advance is repaid. At December 31, 2014 and 2013 the principal balance on the note was $50,000. At December 31, 2014 and 2013 the accrued interest on the note balance was $6,250 and $2,458, respectively.

(F-10)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 – NOTE PAYABLE, CONVERTIBLE OID – RELATED PARTY

	December 31, 2014			December 31, 2013
Notes Payable – Convertible	Principal	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Related Party Affiliate	$66,000	—	$66,000	$66,000	—	$66,000

In June 2012, a related party who is an affiliate of the President and COO, made a non interest bearing short-term loan to the Company in the amount of $60,000. On August 15, 2012, this loan was exchanged for a one year original issue discount convertible note with detachable warrants. The face value of the note is $66,000. The $6,000 original issue discount was expensed as interest over the term of the note which matured in August 2013. The convertible note payable is convertible into 19,800 shares of the Company’s common stock at a conversion rate of $3.34 per share. The Company valued the beneficial conversion feature attached to the note using the intrinsic value method at a relative fair value of $28,571. The five-year warrants to purchase 19,800 shares of the Company’s common stock at an exercise price of $6.60 were valued at a relative fair value of $31,429 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .102%. The beneficial conversion feature and the relative fair value of the warrants were recorded as an increase to additional paid in capital and a discount to the note to be amortized to interest expense over the term of the note. The Company is technically in default though no written notice has been received from the related party. The Company is in discussions with the related party regarding either converting the note or extending it for further periods. As of the date of this report discussions continue. The net carrying value of the note at December 31, 2014 and 2013 was $66,000.

NOTE 8 – NOTES PAYABLE, CONVERTIBLE – Shareholders

	As of December 31,
	2014					2013
Notes Payable - Convertible	Principal		Conversion to Common Stock		Principal, Net of Discount	Principal	Conversion to Common Stock	Principal, Net of Discount
Shareholder	$	—-	$—		$—	$68,750	$(68,750)	$—
Shareholder		—	—	—	—	13,750	(13,750)	—
		$—	—	—	$—	$82,500	$(82,500)	$—

On February 24, 2012, the Company received $62,500 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $68,750. The $6,250 original issue discount is recorded as debt discount and expensed as interest over the term of the note. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $24,606. The five-year warrants to purchase 18,750 shares of the Company’s common stock at an exercise price of $6.60 were valued at a relative fair value of $37,894 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .89%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. On February 24, 2013, this note became due and payable. On August 1st, 2013, a settlement agreement was reached to convert a convertible note in the amount of $68,750 plus default penalty and interest of $24,063 for a total of $92,813, which was expensed, into 27,844 shares of common stock (see Note 14). The conversion occurred at the contractual conversion rate of $3.33 based on the anti-dilution provision triggered by the 2013 3:1 forward split and a $10.00 conversion rate. The net value of the note at December 31, 2014 and December 31, 2013 was $0 and $58,579, respectively.

On May 11, 2012, the Company received an additional investment of $12,500 from a shareholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note is $13,750. The $1,250 original issue discount is expensed as interest over the term of the note. The Company has valued the beneficial conversion feature attached to the note using the intrinsic value method at $1,545. The five-year warrants to purchase 4,125 shares of the Company’s common stock at an exercise price of $3.40 were valued at the relative fair value of $4,970 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .096%. The beneficial conversion feature and the relative fair value of the warrants are recorded as an increase to additional paid in capital and a discount to the note. This note was converted in July of 2013 (See Note 14). The net value of the note at December 31, 2014 and December 31, 2013 was $0 and $10,963, respectively.

NOTE 9 – NOTES PAYABLE, CONVERTIBLE OID – STOCKHOLDER

	December 31, 2014			December 31, 2013
Notes Payable - OID	Principal	Unamort Discount	Principal, Net of Discount	Principal	Unamort Discount	Principal, Net of Discount
Stockholder	$165,000	$(13,969)	$151,031	$150,068	$(7,384)	$142,684

On July 15th, 2011 the Company received $125,000 from a stockholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note was $137,500. The $12,500 original issue discount was recorded as debt discount and expensed as interest over the term of the note which matured in July 2012. The convertible note payable was convertible into 20,625 shares of the Company’s common stock at a conversion rate of $6.60 per share. The Company valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 18,750 shares of the Company’s common stock at an exercise price of $6.60 were valued at the relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants were recorded as an increase to additional paid in capital and a discount to the note. On July 15, 2012, the maturity date, the $137,500 note was exchanged for a new two year original discount secured note with no conversion rights. The note is secured by the Company’s intellectual property, notably the patent for OSPI. In exchange for the security the investor agreed to waive the conversion rights and cancel the warrants issued with the original note. The face value of the note is $165,000. The $27,500 original issue discount is expensed as interest over the term of the note. On February 8, 2013, the Company entered into an Inter-creditor Agreement with Liquid Capital Exchange, Inc. (the Company’s factor) and the stockholder. The Inter-creditor Agreement resolves a definition dispute concerning UCC’s filed by both parties to protect their collateral. A part of this agreement calls for the stockholder to receive 5% of all factor advances to the Company until such time the stockholder loan is paid in full. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the stockholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. On July 15th, 2014, the maturity date, the Company entered into a 1-year forbearance agreement extending the maturity of the note until July 14th, 2015. The agreement calls for the note’s face value to be increased to $165,000 with a $14,932 original issue discount expensed as interest over the term of the note. The forbearance agreement calls for a 25% penalty on the outstanding balance of the note if it is not paid by the maturity date. As consideration for the extension of time, the stockholder requested 7,500 warrants which the board granted on September 8, 2014. The five-year warrants to purchase 7,500 shares of the Company’s common stock at an exercise price of $1.60 were valued at the relative fair value of $11,900 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 236.31%, and a risk free interest rate of 1.65%. (See Note 15)

The net carry value of the note at December 31, 2014 and 2013 is $151,031 and $142,684, respectively, net of unamortized original issue discount of $8,019 and $5,950 related to the warrant discount at December 31, 2014 and $7,384, at December 31, 2013.

NOTE 10 – NOTES PAYABLE – THIRD PARTY

On May 7, 2013, a third party loaned the Company $45,000 at 1.5% interest per month for six months. On November 8, 2013, this note was extended for a further 3 months with the same terms and conditions. On February 8, 2014 this note was extended for a further 3 months with the same terms and conditions. On May 8, 2014 this note was extended for a further 3 months with the same terms and conditions. On August 8, the note holder requested repayment of 50% of the note by November 30, 2014 and the note was further extended until that time at the same terms and conditions. The company did not make the 50% payment but agreed that the note would be paid in full as part of the debt reduction in conjunction with the Duos Technologies merger. As of December 31, 2014 and 2013 the balance on the note was $45,000 and $45,000 respectively.

On August 8, 2014, a deposit of $50,000 was received by ISA on behalf of its wholly owned subsidiary TrueVue 360 Inc., which had entered into a 1-year funding agreement with a Third Party beginning on September 1, 2014 for an advance of $50,000 against future receivables of $62,400. The agreement calls for thirteen payments of $4,800 every four weeks until the total due of $62,400 is paid to the party advancing the funds. The company is amortizing the original issue discount over the term of debt. The unamortized discount at December 31, 2014 was $8,584 and the principal due at December 31, 2014 was $43,200.

(F-11)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 11 – LINE OF CREDIT

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of December 31, 2014 and 2013 was $37,996 and $39,979, respectively. This line of credit has no maturity date. The annual interest rate is the Prime Rate plus 3%. The CEO of the Company is the personal guarantor.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease

On April 25, 2011, the Company entered into a 3 year escalating lease agreement for 1,352 square feet commencing in July. The monthly rental rate is $1,800, $1,920 and $2,040 for the lease years ending July 31, 2012, 2013 and 2014, respectively. The Company terminated this lease in July of 2014 owing three months’ rent for total of $6,091. On August 1st, 2014, the Company entered into a settlement agreement with the landlord whereby a note was executed for a total of $4,401 to be paid in 7 monthly installments of $600 with the first payment in September 1, 2014, foregoing the original rent deposit of $1,690 and an 8th final payment of $201 for a total settlement of $6,091. The balance at December 31, 2014 was $2,965 and included in accounts payable.

On May 9, 2014 a two year lease was signed by Management for a new office located at 2114 Rays Way, Stuart, Florida, 34994. A security deposit in the amount of $1,200 was paid at the time of signing. The monthly rental rate is $1,200 and $1,260 for the lease years ending July 31, 2015 and July 31, 2016, respectively. The lease was terminated due to the relocation of our office to Jacksonville, FL as a result of the completion of reverse triangular merger (see Note 18). Accordingly, deposit of $1,200 was forfeited for early termination.

Rent expense for the years ended December 31, 2014 and 2013 was $24,887 and $26,527, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2014 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, other than noted below.

In early 2015, the Company elected to cancel its software development with FacilityTeam of Ontario, Canada. This cancellation was based primarily on a lack of deliverables against pre-agreed project milestones. FacilityTeam elected to file a suit for breach of contract in Palm Beach county Florida which both had no merit and was in direct contravention of the agreed resolution for disputes being mediation and, if necessary, Arbitration. The Company’s counsel is currently working to resolve this issue without incurring undue legal expense and the Company believes there is no merit to their claims.

NOTE 13 – RELATED PARTIES

As of December 31, 2014 and 2013 there were various notes and loans payable to related parties (see Notes 5 through 9).

NOTE 14 – STOCKHOLDERS’ DEFICIT

Common stock issued for 3:1 forward split of Class A Common Stock

On August 1, 2013, the Company issued 214,578 shares of Common Stock to non-affiliate shareholders, pursuant to a recapitalization. (See Note 16)

Common stock issued for cash

On January 27, 2014, the Company entered into an agreement to issue 25,000 shares of common stock at $2.40 per share to one accredited investor in exchange for $60,000. The company received the funds in three equal payments of $20,000 with the final $20,000 received on April 22, 2014. The Company also issued warrants to purchase 18,750 shares of common stock at an exercise price of $2.40 per share with this offering.

On February 14, 2014, the Company issued 20,831 shares of common stock at $2.40 per share to one accredited investor in exchange for $50,000. The Company also issued warrants to purchase 15,623 shares of common stock at an exercise price of $2.40 per share with this offering.

On October 24, 2013, the Company issued 25,000 shares of common stock at $2.40 per share to one accredited investor in exchange for $60,000. The Company also issued 18,750 warrants with the investment (See Note 15).

On December 22, 2013, the Company entered into an agreement to issue 41,663 shares of common stock at $2.40 per share to one accredited investor in exchange for $100,000. The Company received the funds in early January 2014 and issued the 41,663 shares. The Company also issued 31,247 warrants with this offering (See Note 15).

Common stock issued for cashless warrant exercise

On February 10, 2014, the Company issued 22,255 shares of common stock in connection with the cashless exercise of warrants to purchase 18,750 and 20,625 shares of the Company’s common stock exercisable at $2 per share and based upon the market values of the Company’s common stock of $4.60 per share.

Common stock issued for services

On May 5, 2014, the Company signed a letter of authorization with Hayden IR authorizing the conversion of four past due Hayden IR invoices which totaled $12,000 to be converted into 5,000 shares of common stock at a conversion price of $2.40. Based on prior cash sales with warrants, the value of the shares was $1.36 and a gain was recorded of $5,200. The shares are to be split up amongst Hayden IR and its subsidiary Stratcon Partners.

On July 17, 2013, the Company granted a consulting firm 30,000 restricted shares of common stock for a one year agreement.  The purpose of the agreement is to provide consultation to the Company with respect to various fund raising and other capital market activities related to international sources of funding. 10,000 shares were issued on August 23, 2013. As a result of the reclassification of the Company’s common stock and subsequent dividend, an additional 20,000 shares were issued on August 30, 2013. The shares were valued at $1.34 or $40,000 based on the quoted trading price on the grant date and the company recorded a prepaid expense to be amortized over the one-year term of the agreement.

On June 1, 2013, the Company granted a consulting firm 22,500 common shares for a one year investor relations agreement.  The shares were issued September 26, 2013. The shares were valued at $0.87 or $19,500 based on the quoted trading price on the grant date and the company recorded a prepaid expense to be amortized over the one-year term of the agreement.

Conversion of notes payable related parties to common stock

Between November 7 and November 20, 2014 the principal of $58,059 and accrued interest of $21,986 were converted into 84,653 shares of the Company’s common stock, the fair value of which were $152,322, resulting in loss on debt conversion in amount of $72,277. (see Note 5)

On August 1, 2014, the Company converted principal and interest payment of $100,000 into 41,667 shares of common stock. No gain or loss on conversion was recorded as the shares were issued at fair market value. In conjunction with the note conversion, the company issued the lender five year warrants to purchase 31,250 shares of common stock at an exercise price of $2.40. The warrants were valued at a fair value of $77,997 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 280%, and a risk free interest rate of 1.65%. The $77,997 is included in interest expense in the accompanying unaudited consolidated financial statements.

On May 10, 2013 the Board of Directors adopted the resolution to issue a shareholder 1,250 shares as a condition of an additional investment.  The Company originally issued the shareholder 3,750 shares, at $6.60 per share, for a $25,000 investment on July 14, 2011.  This July 14, 2011, investment was repriced at $5 per share resulting in the additional 1,250 shares.  These shares were issued on May 23, 2013.  The Company recorded an additional expense of $1,833 related to the share issuance based on the quoted share price on the grant date of $1.40.

On May 11, 2013, the shareholder verbally requested to convert a $13,750 note into 4,125 shares common stock at the contractual conversion rate. The shares were issued during the third quarter when the Company received the appropriate conversion notice (See Note 8).

On August 1, 2013, a settlement agreement was reached to convert a convertible note in the amount of $68,750 plus default penalty and interest of $24,063, which was expensed, into 27,844 shares of common stock. The conversion occurred at the contractual conversion rate of $3.33 (See Note 8).

(F-12)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 15 – COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

Following is a summary of activity for warrants for common stock for the years ended December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of year	149,297	$6.20	99,300	$6.20
Granted	86,248	$2.40	49,997	$2.40
Exercised	(39,375)	$2.40	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of year	196,170	$4.00	149,297	$6.20
Exercisable at end of year	196,170	$4.00	149,297	$6.20

Weighted average grant date fair value		$3.20		$3.20
Weighted average remaining contractual term		3.02		3.02

See Notes 9 and 13 for discussion of warrant activity for the years ended December 31, 2014 and 2013.

On January 22, 2014, the Board of Directors approved the modification of warrants to purchase 18,750 and 20,625 shares of the Company’s common stock by reducing the exercise price of each prior grant from $5.00 and $6.60 respectively, to $2 per share. The Company revalued the warrants just prior to and after the modification and there was no material incremental increase in value. These warrants were then exercised under the cashless exercise provisions (See Note 14).

On October 24, 2013, warrants to purchase 18,750 shares of Class A common stock at $2.40 per share were issued to an accredited investor in conjunction with a private offering (See Note 14).

On December 22, 2013, warrants to purchase 31,247 shares of Class A common stock at $2.40 per share were issued to an accredited investor in conjunction with a private offering. (See Note 14).

Options

Following is a summary of stock option activity for the years ended December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of year	5,000	$6.00	1,750	$7.00
Granted	15,750	$4.00	3,250	$4.00
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of year	20,750	$4.00	5,000	$6.00
Exercisable at end of year	20,750	$4.00	500	$7.00

Weighted average grant date fair value		$6.00		$6.00
Weighted average remaining contractual term		4.11		4.11

The total unrecognized option expense was $0 and $6,667 at December 31, 2014 and 2013, respectively.

On January 1, 2014, the Company issued stock options to purchase 5,000 shares of common stock with an exercise price of $4 and valued at $4 per option for a total of $20,000 to its CEO. The options vested on June 30, 2014. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 294%, risk free interest rate of 0.76% and a term of 5 years. The expense in 2014 was $20,000.

On January 1, 2014, the Company issued stock options to purchase 5,000 shares of common stock with an exercise price of $4.00 and valued at $4.00 per option for a total of $20,000 to its President and CFO. The options vested on June 30, 2014. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 294%, risk free interest rate of 0.76% and a term of 5 years. The expense in 2014 was $20,000.

On January 22, 2014, the Company approved the issuance of 5,000 options to an independent financial consultant to act as an advisor to the Company with respect to international capital markets strategy. The consultant received no other cash or stock compensation and continues to work closely with the Company on matters directly pertaining to capitalization. The options have an exercise price of $3.60 per share, a five-year term, vesting immediately. The options were valued using the Black-Scholes model using a volatility of 294%, an expected term of 5 years and an interest rate of 0.76%. The options were valued at $18,000 and were immediately expensed.

On March 26, 2014, the Company issued stock options to purchase 750 shares of common stock with an exercise price of $2.40 valued at $2.40 per option for a total of $1,800 to its independent director. The options vested on June 30, 2014. The options were valued using the Black-Scholes model with a dividend rate of 0%, volatility of 294%, risk free interest rate of 0.76% and a term of 5 years. The expense in 2014 was $1,800.

On January 1, 2013 the Company granted options to purchase 3,250 shares of common stock to its independent directors. The options have an exercise price of $4 per share, a five-year term, vest on January 1, 2014¸ and are subject to continuing service as a director. The options were valued using the Black-Scholes model using a volatility of 508.21%, an expected term of 5 years and an interest rate of 0.76%. The options are valued at $14,500 and are being recognized as expense over the requisite service period.

NOTE 16 - RECAPITALIZATION

In 2013, the Company affected a recapitalization by splitting the common stock into two classes – Class A common stock to be held by all shareholders except for those parties who may be deemed to be affiliates, namely all officers, directors and holders of more than 10% of the outstanding shares and Class B shareholders who are the presumed affiliates. The only difference between Class A and Class B is that Class A shareholders no longer had voting rights while Class B shareholders retained voting rights. Each share of Class B Stock shall be convertible into one share of Class A Stock at the option of the holder beginning 90 days after the date this Second Amendment has been filed with the Florida Secretary of State. (see Note 18)

On August 1st, 2013 the Company filed the Second Articles of Amendment (the “Second Amendment”) creating the two classes, and also declared a two-for-one stock dividend to holders of Class A common stock of record on August 1, 2013 (the “Record Date”). Shareholders that held one share of common stock on the Record Date, now own three shares. No dividend was declared for holders of what is now Class B common stock. The stock dividend was approved by the Board of Directors as a way of thanking the Company’s shareholders for their patience and rewarding them for giving management additional time to establish a path to profitability. (see Note 18)

All future dividends and distributions will be shared without regard to the creation of classes. The recapitalization occurred by the written consent of holders of more than the majority of our outstanding shares, based upon the recommendation of the Board of Directors. Following obtaining that consent, on August 1, 2013, the Company filed the Second Amendment with the Florida Secretary of State, creating the two classes and also increasing the number of authorized shares to 450,000,000 shares of Class A common stock, 50,000,000 of Class B common stock and reducing the number of shares of preferred stock to 1,000,000 shares. The Company increased the number of authorized shares of capital stock in order to accommodate the dividend described in the above paragraph and also permit the Company to have the ability to raise additional funds in order to support our future growth and fund our operations. (see Note 18)

This change in capital structure was recorded retroactive in the accompanying Financial Statements for all periods presented. The following table summarizes the recapitalization:

	Recapitalization August 1, 2013
	Before		After
	Par Value	Authorized Shares	Par Value	Authorized Shares
Authorized Shares
Preferred stock	.001	2,000,000.001		1,000,000
Common Stock	.001	50,000,000.001		—
Common Stock - Class A	.001	—	.001	450,000,000
Common Stock - Class B	.001	—	.001	50,000,000

Total Authorized Shares		52,000,000		501,000,000

Issued and Outstanding
Preferred stock	.001	—	.001	—
Common Stock	.001	*164,789	.001	—
Common Stock - Class A	.001	—	.001	*321,867
Common Stock - Class B	.001	—	.001	*57,500

Total Authorized Shares		32,957,751		75,873,253
·	The issued and outstanding share counts do not reflect the one for two-hundred share reverse split and are not directly comparable with other share counts in the notes of these financials.

(F-13)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 17 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various states. There was no income tax expense in 2014 and 2013 due to the Company's net taxable losses. The Company had net operating loss carry forwards of approximately $5,122,000 as of December 31, 2014 available to offset taxable income through 2034. The valuation allowance increased by $236,204 in 2014. The Company has established a 100% valuation allowance. Due to the Company’s change in control that occurred on April 1, 2015 (see Note 18) the Company’s usage of its Net Operating Loss (NOL) carryforwards will be limited by Section 382 of the US Internal Revenue Service Code.

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2011. None of the tax years subject to examination are currently under examination by a tax authority and the Company has not received notice of the intent by any tax authority to commence an examination.

The Company has concluded that all of its tax positions are highly certain of being upheld upon examination by federal or state tax authorities.

The significant components of the Company’s deferred tax account balances are as follows:

	At December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$1,927,502	$1,698,286
Allowance for bad debts	—	2,066
Stock options	—	6,167
Capital loss carryover	—	—
Common Stock for Services	—	—
Deferred revenue	—	—
Valuation allowance	(1,927,502)	(1,691,298)
Net deferred tax assets	$—	$15,221

Total deferred tax liabilities	—	(15,221)
Total net deferred taxes	$—	$—

Reconciliation of the differences between income tax benefit computed at the federal statutory tax rate of 34% for 2014 and 2013, respectively and the provision for income taxes benefit for the years ended December 31, 2014 and 2013 is as follows:

	Year ended December 31,
	2014	2013

Income tax expense (benefit) at federal statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(3.63)%	(3.63)%
Nondeductible items	(5.5)%	(93.37%
Changes in valuation allowance	32.1%	131.00%
	0.00%	0.00%

NOTE 18 – SUBSEQUENT EVENTS

On February 20, 2015, the Company issued 25,000 shares of common stock to a consultant for accounting and filing related services. Shares vested on issuance and were valued at $25,000.

On March 17, 2015 the Company entered into a 1-year convertible promissory note in the amount of $50,000 with a current shareholder.  The note bears an interest rate of 12% per annum until the entire Principal Amount is paid in full.  The Holder may convert at any time with 5 day notice at 50% of the average closing bid prices on the primary market on which the Common stock is quoted.  The note may be prepaid at any time with no penalty or premium upon giving the holder 15 days advance notice.

On March 31, 2015, the Company filed an Amendment to Articles of Incorporation with the Secretary of State of Florida regarding the following:

1)       Combine Class A Common Stock and Class B Common Stock into Common Stock;

2)       Increase the authorized shares of Common Stock to 500,000,000 shares, par value $0.001; and

3)       Increase the authorized shares of Preferred Stock to 10,000,000 shares, par value $0.001

Also, on March 31, 2015, the Board of Directors approved the following actions:

1.   Authorization to issue up to 501,811 shares of common stock upon the conversion of outstanding notes, which the Company specifically is authorized to make convertible, with two  note holders who are also shareholders and have agreed to convert their notes in conjunction with the merger of Duos and ISA

2.   Authorization  to issue up to a 390,626 shares of common stock in connection with the conversion of a further $250,000 in notes payable for which the Company expressly has made convertible.

3.   Authorization to issue up to 312,500 shares of common stock in connection with the payment of up to $107,500 for accounts payable and future services to be rendered in the next 12 months relating to investor relations, capital markets consulting and Securities and Exchange Commission’s filings, including Edgarizing costs.

4.   Authorization to issue up to 127,366 shares of common stock in exchange for outstanding warrants and 14,750 shares  in exchange for outstanding stock options which will comply with the covenant in the Merger Agreement with Duos that no warrants or option shall be in effect as of the closing of the merger.

5.   Authorization that the Company shall issue up to 175,044 shares of common stock in full payment of accrued executive salaries, it being understood that the total amount owed had not yet been finalized and to issue up to 170,000 shares of common stock to its executive officers and directors as compensation for services and (in the case of executives) discretionary bonuses awarded by the board

On April 1, 2015, the Company completed the reverse triangular merger, pursuant to the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”) among Duos Technologies, Inc., a Florida corporation (“Duos”), the Company and Duos Acquisition Corporation, a Florida corporation and wholly owned subsidiary of the Company (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub merged with and into Duos, with Duos remaining as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). The Merger was effective as of April 1, 2015, upon the filing of a copy of the Merger Agreement and articles of merger with the Secretary of State of the State of Florida (the “Effective Time”) , whereby Duos became a wholly owned subsidiary of the Company. As part of the merger agreement and based upon a final ISA share count outstanding and issuable of 2,500,000 shares based on the 1 for 200 reverse split, ISA confirmed to Duos executives that it would receive 60,000,000 shares to distribute among its shareholders. The Company intends to carry on Duos’ business as a line of business following the Merger. The Company also intends to continue its existing operations through its existing wholly owned subsidiary, TrueVue 360, Inc. The merger is being accounted for as a reverse merger with the Company deemed to be the acquired company for accounting purposes.  This determination is based on Duos shareholders obtaining 96% voting control as well as management and Board control of the combined entity.

On April 9, 2015 the Company‘senacted1 for 200 reverse stock split was made effective by FINRA. All share numbers in these consolidated statements are retroactively restated herein except where noted.