Form 10-K/A
period 2014-12-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2015-04-17
CIK 1396536

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2014, based upon the closing price of the common stock of $2.80 as reported by the OTC Markets on such date was $1,538,838.

Number of shares of common stock outstanding as of April 15, 2015 was 62,500,000

(1)

(2)

Cautionary Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this form 10-K/A. Certain statements made in this discussion are “forward-looking statements” within the meaning of the private securities litigation reform act of 1995. Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the company’s ability to continue as a going concern; the company’s intended business plans; the ability to raise working capital; expectations as to market acceptance of the company’s products; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. these factors include, but are not limited to, the company’s ability to continue as a going concern; the company’s inability to raise funds to continue operations; the effect of a going concern statement by the company’s auditors; the success of our recent merger with Duos Technologies, Inc. (“Duos”); the success of the merged operations; the closing of the planned acquisition of Uni-Data and Communications Inc. (“UDC”); the company’s ability to raise the funds needed to close the UDC transaction; the company’s ability to integrate combined operations, assuming that the UDC transaction is completed; the company’s ability to implement the plans going forward, including the integration of UDC into the company; the competitive environment generally and in the company’s specific market areas; changes in technology; the availability of and the terms of financing; changes in costs and availability of goods and services; economic conditions in general and in the company’s specific market areas; demographic changes; changes in federal, state and /or local government law and regulations affecting the technology; changes in operating strategy or development plans; and the ability to attract and retain qualified personnel. Although the company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. the company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

Explanatory Note

We are amending our Annual Report on Form 10-K for the year ended December 31, 2014 to correct certain formatting issues as well as missing information with respect to cash on hand as of April 15, 2015 which were inadvertently left out of the original submission. All of the financial statements were materially correct at the time of submission, can be relied upon and remain unchanged with this amendment.

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

In connection with the proposed transaction, the Duos shareholders were expected to receive common stock of ISA that would equal approximately 96% of the issued and outstanding common stock of ISA, on a fully diluted basis, as of the Effective Date. Subject to satisfaction of certain conditions, the parties intended to enter into a definitive merger agreement on the transactions contemplated under the LOI by January 31, 2015. Duos and ISA subsequently extended this deadline. Following the closing of the proposed Merger, Duos planned to effect a change in the ISA Board of Directors and management as Duos’ management would deem appropriate.

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

In the past year, intelligent video surveillance, ISR and video analytics with mature technology have attracted a lot of attention. HSRC estimates that the global market [2] will triple by 2020.

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

Acquisition Agreement entered into By Duos Prior to the Merger

Prior to the Merger, on September 19, 2014, Duos entered into a Stock Purchase Agreement, as subsequently amended as of February 12, 2015 (the “Stock Purchase Agreement”), with Unity International Group, Inc. (“Seller”) and Uni-Data and Communications, Inc. (“UDC”), pursuant to which Duos agreed to purchase all of the issued and outstanding shares of UDC for an aggregate consideration of $7,000,000. Prior to the amendment of the Stock Purchase Agreement in February 2015, Duos was obligated to pay $10,000,000 in cash. Following the amendment, Duos is entitled to pay up to $250,000 of the agreed upon consideration in shares of the Company’s Common Stock, valued at the average closing price of the Company’s Common Stock during the five (5) trading day period preceding the closing.

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

Uni-Data’s IT Infrastructure Services Division (“IIS”)

Since UDC’S inception in 1989, this division has supported the information technology needs of marquee customers and today is considered a leading provider of infrastructure support to the financial services industry with a national footprint. Uni-Data is known for its broad range of expertise, ranging from software imaging, print management, server and desktop virtualization, desktop maintenance, data center support, to installing trading floors and mission critical systems. The IIS division’s revenue for FY’14 was approximately $19M (unaudited). IIS’ services are contracted and delivered under multi-year service agreements that produce predictable recurring revenues.

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

If the Company successfully consummates the acquisition of UDC as contemplated by the terms of the Stock Purchase Agreement, then it is planned that UDC will operate as a subsidiary of the Company. The organization has been modeled to incorporate each entity as a division of ISA, with ISA’s legacy business being integrated into UDC’s IT.

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

(5)

Organization and Business Units

ISA will act as the parent company which will only be staffed with the corporate senior management team and administration (CEO, COO, CSO, CFO, and CTO). Subject to size and scope, future acquisitions may either be managed as subsidiaries or incorporated into one of the existing subsidiaries. Administrative and other general services will be streamlined to avoid duplication of overhead.

The growth and M&A strategy anticipates that ISA will eventually operate three main business units, each with its own management team.

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

Products and Services

The Company’s enterprise command and control platform (centraco™) will become central to its digital products offering as it will be distributed as the “aggregator” of its family of applications and third party applications. Additional services and/or products developed or acquired through mergers in the future will be bolted on to the centraco™ platform, thereby taking advantage of the economies of scale of the Company’s marketing campaigns. The centraco™ platform is modular and was designed to be agnostic with respect to third-party hardware and applications, hence the incorporation i.e. development of new applications and services into additional “modules” (each new technology will represent a new module which will expand the diversified application suite of this platform), will require minimal effort to become “market ready”.

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

Increase in Revenue and Profitability Opportunities

Based upon our analysis, we believe that through the combination of resources, logistics and the addition of working capital, we can substantially increase profitability of each division. Over the next few years, the CS Division plans a major transformation with respect to creating and acquiring intellectual property, reducing third party licensing expenses, moving upstream into higher valued software and services. The management team will be chiefly focused on extending server management efficiencies, attaining lower customer acquisition costs, achieving higher conversion rates, and lower churn. As such, we plan to implement the following initiatives immediately following the acquisition:

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

(6)

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to the other information presented in this report before deciding whether to invest in ISA. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you may lose all or part of your investment.

Risk Factors Relating to our Company

Our ability to continue as going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred a net loss of approximately $735,000 in 2014. We anticipate that we may continue to lose money during 2015 as we integrate new operations and acquire additional entities as part of our plan of operation. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may have to continue to reduce our expenditures, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

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

These conditions raise substantial doubt as to our ability to continue as a going concern and may make it more difficult for us to raise additional capital when needed. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

If we successfully raise the needed capital and the UDC transaction is completed, we will need to successfully combine and merge the business of a entity far larger than ours and failure to successfully integrate the business of UDC may have negative implication for our operations.

The acquisition of UDC is subject to several conditions, the primary one being our successful raise of the needed capital. Assuming that we are able to raise the needed funds and close on the UDC acquisition, we then face the challenge of integrating the operations of a much larger entity than our current business. UDC employs approximately 250 employees and is based in New York, with scale of operations that exceed our current scale of operations. While we specific plans to integrate the UDC business and operations to realize our business plan, no assurance can be provided that we will be able to successfully integrate the UDC business, retain the continued service employees of UDC and otherwise realize our business plans. Failure to are likely to negatively affect our business, prospects and profitability.

In addition, even if we are able to successfully integrate the UDC business, we may not achieve the anticipated increase in revenues and profitability. As noted, the historical revenues measures of the various UDC divisions have not been audited and we are unable to provide assurance that these historical figures present the basis for measuring success. Failure to meet our planned revenue and profitability goals may adversely affect our prospects and stock price.

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

Duos Litigation

Duos Technologies, Inc. was served on January 5, 2015, with a complaint filed in the state of Kentucky by CW Electric, Inc. The complaint is based on the outstanding balance of the promissory note dated December 10, 2008 in the amount of $741,329.33. The current principal balance is $524,434 plus $104,683 accrued interest at the rate of 10% per annum through 12/31/14 for a total of $629,117. The complaint seeks payment of $1,411,649.96 and includes accrued interest at a rate of 18% per annum, compounded monthly through 1/1/2015. Duos disagrees with the EXCESS amounts contained in the complaint and has engaged local legal counsel to represent the company.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this form 10-K/A. Certain statements made in this discussion are “forward-looking statements” within the meaning of the private securities litigation reform act of 1995. Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the company’s ability to continue as a going concern; the company’s intended business plans; the ability to raise working capital; expectations as to market acceptance of the company’s products; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. these factors include, but are not limited to, the company’s ability to continue as a going concern; the company’s inability to raise funds to continue operations; the effect of a going concern statement by the company’s auditors; the success of our recent merger with Duos Technologies, Inc. (“Duos”); the success of the merged operations; the closing of the planned acquisition of Uni-Data and Communications Inc. (“UDC”); the company’s ability to raise the funds needed to close the UDC transaction; the company’s ability to integrate combined operations, assuming that the UDC transaction is completed; the company’s ability to implement the plans going forward, including the integration of UDC into the company; the competitive environment generally and in the company’s specific market areas; changes in technology; the availability of and the terms of financing; changes in costs and availability of goods and services; economic conditions in general and in the company’s specific market areas; demographic changes; changes in federal, state and /or local government law and regulations affecting the technology; changes in operating strategy or development plans; and the ability to attract and retain qualified personnel. Although the company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. the company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

OUR COMPANY

ISA was incorporated in Florida on May 31, 1994 to engage in the business of developing software for the financial and asset management industries. ISA developed a methodology for the efficient data collection of assets contained within a data center and was awarded a patent in 2010. ISA is dedicated to the mission of developing, marketing and delivering software and professional services to the world’s largest data centers in the area of IT Asset Management (ITAM). ISA’s strategy has always been to expand its technology base and has been engaged in several development efforts in the past 3 years. More recently, it began seeking out and engaging in discussions with other companies with the intention of partnering and merging or being acquired. In late 2014, ISA entered into negotiations with Duos Technologies for the purposes of executing a reverse triangular merger whereby Duos would become a wholly owned subsidiary of ISA ..This transaction was completed on April 1, 2015. Duos Technologies, Inc. (Duos) was incorporated under the laws of Florida on November 30, 1990 for the purpose of design, development and deployment of proprietary technology applications and turn-key engineered systems. Duos, based in Jacksonville, Florida, employ approximately 30 people and are a technology company with a strong portfolio of intellectual property, with core competencies that include advanced intelligent technologies that are delivered through its proprietary integrated enterprise command and control platform.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements included in this report.

For the year ended December 31, 2014 compared to December 31, 2013

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

Other Income (Expense)

Interest Expense and loss on note conversion

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

Liquidity and Capital Resources

Cash flows used in operating activities for the years ended December 31, 2014 and 2013 were $297,920 and $160,834, respectively. Cash flows used in operations for the years ended December 31, 2014 and 2013 were due primarily to the net losses for the years. These losses increased in 2014 primarily from a decrease in revenues as the Company undertook its transition from its older product lines in anticipation of the new software becoming available during the year. Due to the extensive delays in delivery of the new software products, the Company was unable to maintain its traditional revenue base from that line of business.

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

We had cash of $656,958 on hand as of April 15, 2015. Currently, we do not have enough cash to fund our operations for the next twelve months. This is based on our cash flows needs from operations and our existing working capital deficit. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require additional capital of at least $2M. Modifications to our business plans may also require additional capital for us to operate. For example, if we have an opportunity to an accretive acquisition it would likely require additional capital above our current need. Conversely, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

9B. OTHER INFORMATION.

None

(13)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our executive officers and directors who assumed their offices on April 1, 2015 after the effective date of the merger. All directors serve one-year terms or until each of their successors are duly qualified and elected. There is one vacancy on our Board of Directors, which we refer to as our “Board”. The officers are elected by the Board.

Name	Age	Position

Gianni B. Arcaini	67	Chairman and Chief Executive Officer
Adrian G. Goldfarb	57	CFO and Director
Gjis van Thiel	48	Director
Joseph S.Glodek	46	Director
Alfred J. (Fred) Mulder	72	Director

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

Board Assessment of Risk

The Board is actively involved in the oversight of risks that could affect the Company. This oversight will be conducted primarily through the Audit Committee, but currently the full Board has retained responsibility for general oversight of risks. The Audit Committee will consider and review with our independent public accounting firm and management the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. In addition to the Audit Committee’s role, the full Board is currently involved in oversight and administration of risk and risk management practices. Members of our senior management have day-to-day responsibility for risk management and establishing risk management practices, and members of management are expected to report matters relating specifically to the Audit Committee directly thereto, and to report all other matters directly to the Board as a whole. Members of our senior management have an open line of communication to the Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate, and management’s reporting on issues relating to risk management typically occurs through direct communication with directors or committee members (once established) as matters requiring attention arise. Members of our senior management regularly attend portions of the Board’s meetings, and often discuss the risks related to our business.

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

2014 and 2013 Summary Compensation Table

Name and	Year	Salary	Bonus	Option	Gross Pay	Total
Principal Position (a)	(b)	($)(c)(1)	($)(d)	Awards	($)(f)	($)(g)

Joseph P. Coschera, CEO	2014 2013	100,000 22,115	23,302 -	20,000	123,302 22,115	143,302* 22,115
Adrian G. Goldfarb, CFO	2014 2013	100,000 68,656	23,302 -	20,000	123,302 68,656	143,302* 68.,656

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

Discretionary Bonuses

Each of our executive officers is eligible for discretionary bonuses as determined by the Board. No bonuses were awarded by the board in 2014 and 2013.

Termination Rights

None of our executive officers is entitled to any special severance rights.

2015 Compensation Arrangements

Effective January 1, 2015, Messrs. Coschera and Goldfarb received base salaries of $100,000 per annum pending new agreements post the merger with Duos Technology.

2014 and 2013 Director Compensation

Effective January 1, 2013, Messrs. Reisert and Hull were granted 2,500 options and Aron was granted 750 options. On April 28, 2014, Mr. Hull resigned from the board of ISA and forefeited his option grant as he had not completed the year of service. On May 1, David Brooks was appointed to the board in place of Mr. Hull. Due to some uncertainty concerning the Company’s future direction and pending merger activity, the CEO and CFO were granted 5,000 options each for service in 2014 vesting on January 1, 2015. The original options granted are exercisable at $4.00 and vest on January 1, 2015, subject to providing services on the vesting date. In March 2014, each serving director were granted 750 options at $2.40 per share.

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

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Executive Officers:

Class A Common Stock	Gianni Arcaini (2)	4,465,283	7.1%

Class A Common Stock	Adrian Goldfarb (3)	69,850	*

Class A Common Stock	Gjis Van Thiel	—	*

Class A Common Stock	Joseph Glodek	—	*

Class A Common Stock	Fred Mulder (4)	381,329	*

Class A Common Stock	All directors and executive officers as a group (5 persons)	4,916,462	7.9%

5% Shareholder:

Class A Common Stock	De Hoge Noot BV (5)	17,080,155	27.3%
Class A Common Stock	Alain Hirschler (6)	5,227,030	8.4%
Class A Common Stock	Michael Hirschler (7)	6,018,620	9.6%

* Less than 1%.

(1)	Applicable percentages are based on 62,500,000 shares outstanding or issuable as of April 1, 2015. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them

(2)	Mr. Arcaini is a director and an executive officer. Shares are held by Robex International, Inc., of which Mr. Arcaini is a 95% shareholder. Holdings are ISA stock that is issuable as a result of the merger.

(3)	Mr. Goldfarb is a director and an executive officer.

(4)	Mr. Mulder is a director. Holdings are ISA stock that is outstanding as a result of the merger.

(5)	De Hoge Noot is a Dutch corporation. Holdings are ISA stock that is outstading as a result of the merger.

(6)	Mr. Hirschler is a >5% holder and a resident of the Netherlands. Holdings are ISA stock that is outstanding as a result of the merger.

(7)	Mr. Hirschler is a >5% holder and a resident of the Netherlands. Holdings are ISA stock that is outstanding as a result of the merge.

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

On October 14, 2014, the Company issued a note of $10,000 with OID in amount of $750 to an individual that the Company’s President and CFO has significant influence over. At December 31, 2014, the balance of the note was $9,843, including accrued interest of $593.

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

(16)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent registered public accounting firm Salberg & Company P.A. (“Salberg”) for services for the years ended December 31, 2014 and 2013. Audit fees and other fees of auditors are listed as follows:

	2014	2013
	Salberg	Salberg

Audit Fees (1)	$32,700	$31,400
Audit-Related Fees (3)	—	—
Tax Fees (4)	—	—
All Other Fees (5)	—	—
Total Accounting fees and Services	$32,700	$31,400

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These fees relate primarily to the review of registration statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees

(17)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)   Financial Statements:

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules

Not applicable

 (a)(3)   Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Current Report on Form 8-K of Information Systems Associates filed April 7, 2015.

3.2	Amended & Restated Bylaws of Information Systems Associates. *

10.1	Employment Agreement dated as of May 1, 2003 between Duos Technologies, Inc., a subsidiary of the Company, and Gianni Arcaini.*+

31.1	Certification of Chief Executive Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended) *

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)*

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Attached Herewith

+ Management Agreement

101.INS	XBRL Instance Document	***
101.SCH	XBRL Taxonomy Extension Schema Document	***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(18)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2015.

Information Systems Associates, Inc.

By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date:

/s/ Gianni B. Arcaini	Chief Executive Officer	April 16, 2015
Gianni B. Arcaini	(Principal Executive Officer) and Director

/s/ Adrian Goldfarb	Chief Financial Officer	April 16, 2015
Adrian Goldfarb	(Principal Financial Officer) and Director

/s/ Gjis van Thiel	Director	April 16, 2015
Gjis van Thiel

/s/ Joseph Glodek	Director	April 16, 2015
Joseph Glodek
/s/ Alfred Mulder
Alfred Mulder	Director	April 16, 2015

(19)

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

	Preferred Stock		Common Stock		Common Stock - Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total
Balance at December 31, 2012	—	$—	343,991	$344	—	$—	$3,948,649	$—	$(4,703,719)	$(754,726)

Stock issued for services	—	—	52,500	53	—	—	59,447	—	—	59,500

Stock option expense	—	—	—	—	—	—	16,388	—	—	16,388

Warrants Reset expense	—	—	—	—	—	—	31,500	—	—	31,500

Shares for additional investment	—	—	1,250	1	—	—	1,832	—	—	1,833

Conversion of notes payable	—	—	31,969	32	—	—	106,532	—	—	106,564

Shares for cash investment	—	—	25,000	25	41,663	42	159,932	(100,000)	—	60,000

Contributed services	—	—	—	—	—	—	194,958	—	—	194,958

Net Loss 2013	—	—	—	—	—	—	—	—	(648,567)	(648,567)

Balance at December 31, 2013	0	$—	454,710	$455	41,663	$42	$4,519,238	$(100,000)	$(5,352,286)	$(932,551)

Warrant cashless exercise	—	—	—	—	22,255	22	(22)	—	—	—

Warrants issued in note extension	—	—	—	—	—	—	11,900	—	—	11,900

Warrants issued in note conversion	—	—	—	—	—	—	77,997	—	—	77,997

Stock option expense	—	—	—	—	—	—	59,810	—	—	59,810

Receipt of subscription receivable	—	—	—	—	—	—	—	120,000	—	120,000

Shares for cash investments	—	—	20,831	21	25,000	25	109,954	(20,000)	—	90,000

Issuance of previsouly issuable shares	—	—	88,918	89	(88,918)	(89)	—	—	—	—

Conversion of note payable - related party	—	—	41,667	41	—	—	99,959	—	—	100,000

Contributed capital	—	—	—	—	—	—	608	—	—	608

Shares Issued with Debt assignment	—	—	84,653	85	—	—	152,237	—	—	152,322

Conversion of accounts payable to common stock	—	—	—	—	5,000	5	6,795	—	—	6,800

Net Loss 2014	—	—	—	—	—	—	—	—	(735,223)	(735,223)

Balance at December 31, 2014	—	$—	$690,779	$691	$5,000	$5	$5,038,476	$—	$(6,087,509)	$(1,048,337)

The accompanying notes are an integral part of these consolidated financial statements

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

The accompanying notes are an integral part of these consolidated financial statements.

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
* Interest per month

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

NOTE 8 – NOTES PAYABLE, CONVERTIBLE – Shareholders

	As of December 31,
	2014				2013
Notes Payable- Convertible	Principal	Conversion to Common Stock	Principal Net of Discount	Principal	Conversion to Common Stock	Principal, Net of Discount

Shareholder	$—	$—	$—	$68,750	$(68,750)	$—
Shareholder	—	—	—	13,750	(13,750)	—
	$—	$—	$—	$82,500	$(82,500)	$—

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

NOTE 16 - RECAPITALIZATION

In 2013, the Company affected a recapitalization by splitting the common stock into two classes – Class A common stock to be held by all shareholders except for those parties who may be deemed to be affiliates, namely all officers, directors and holders of more than 10% of the outstanding shares and Class B shareholders who are the presumed affiliates. The only difference between Class A and Class B is that Class A shareholders no longer had voting rights while Class B shareholders retained voting rights. Each share of Class B Stock shall be convertible into one share of Class A Stock at the option of the holder beginning 90 days after the date this Second Amendment has been filed with the Florida Secretary of State. (see Note 18)

On August 1st, 2013 the Company filed the Second Articles of Amendment (the “Second Amendment”) creating the two classes, and also declared a two-for-one stock dividend to holders of Class A common stock of record on August 1, 2013 (the “Record Date”). Shareholders that held one share of common stock on the Record Date, now own three shares. No dividend was declared for holders of what is now Class B common stock. The stock dividend was approved by the Board of Directors as a way of thanking the Company’s shareholders for their patience and rewarding them for giving management additional time to establish a path to profitability. (see Note 18)

All future dividends and distributions will be shared without regard to the creation of classes. The recapitalization occurred by the written consent of holders of more than the majority of our outstanding shares, based upon the recommendation of the Board of Directors. Following obtaining that consent, on August 1, 2013, the Company filed the Second Amendment with the Florida Secretary of State, creating the two classes and also increasing the number of authorized shares to 450,000,000 shares of Class A common stock, 50,000,000 of Class B common stock and reducing the number of shares of preferred stock to 1,000,000 shares. The Company increased the number of authorized shares of capital stock in order to accommodate the dividend described in the above paragraph and also permit the Company to have the ability to raise additional funds in order to support our future growth and fund our operations. (see Note 18)

This change in capital structure along with the reverse stock split discussed in Note 18, was recorded retroactive in the accompanying Financial Statements for all periods presented. The following table summarizes the recapitalization:

	Recapitalization August 1, 2013
	Before		After
	Par Value	Authorized Shares	Par Value	Authorized Shares
Authorized Shares
Preferred stock	.001	2,000,000	.001	1,000,000
Common Stock	.001	50,000,000	.001	—
Common Stock - Class A	.001	—	.001	450,000,000
Common Stock - Class B	.001	—	.001	50,000,000

Total Authorized Shares		52,000,000		501,000,000

Issued and Outstanding
Preferred stock	.001	—	.001	—
Common Stock	.001	164,789	.001	—
Common Stock - Class A	.001	—	.001	321,867
Common Stock - Class B	.001	—	.001	57,500

Total Authorized Shares		164,789		379,367

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

The Company did not recognize any liability for unrecognized tax benefits, since the Company has concluded that all of its tax positions are highly certain of being upheld upon examination by federal or state tax authorities and thus, did not recognize any liability for unrecognized tax benefits.

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

Reconciliation of the differences between income tax benefit computed at the federal statutory tax rate of 34% for 2014 and 2013, respectively and the provision for income taxes for the years ended December 31, 2014 and 2013 is as follows:

	Year ended December 31,
	2014	2013

Income tax expense (benefit) at federal statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(3.63)%	(3.63)%
Nondeductible items	(5.5)%	(93.37%
Changes in valuation allowance	32.1%	131.00%
	0.00%	0.00%

NOTE 18 – SUBSEQUENT EVENTS

On February 20, 2015, the Company issued 25,000 shares of common stock to a consultant for accounting and filing related services. Shares vested on issuance and were valued at $25,000. Based on the value of services provided which was considered to be a more reliable indicator of the value versus the price of the stock which is thinly traded and not always representative

On March 17, 2015 the Company entered into a 1-year convertible promissory note in the amount of $50,000 with a current shareholder.  The note bears an interest rate of 12% per annum until the entire Principal Amount is paid in full.  The Holder may convert at any time with 5 day notice at 50% of the average closing bid prices on the primary market on which the Common stock is quoted.  The note may be prepaid at any time with no penalty or premium upon giving the holder 15 days advance notice.

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

1)       Combine Class A Common Stock and Class B Common Stock into Common Stock;

2)       Increase the authorized shares of Common Stock to 500,000,000 shares, par value $0.001; and

3)       Increase the authorized shares of Preferred Stock to 10,000,000 shares, par value $0.001

Also, on March 31, 2015, the Board of Directors approved the following actions:

1.   Authorization to issue up to 501,811 shares of common stock upon the conversion of $ __________ outstanding notes, which the Company specifically is authorized to make convertible, with two  note holders who are also shareholders and have agreed to convert their notes in conjunction with the merger of Duos and ISA

2.   Authorization  to issue up to a 390,626 shares of common stock in connection with the conversion of a further $250,000 in notes payable for which the Company expressly has made convertible.

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

5.   Authorization that the Company shall issue up to 175,044 shares of common stock in full payment of accrued executive salaries, it being understood that the total amount owed had not yet been finalized and to issue up to 170,000 shares of common stock to its executive officers and directors as compensation for services and (in the case of executives) discretionary bonuses awarded by the board.

6. Authorization that the Company shall issue up to 87,125 shares in exchange for a convertible note that is currently in default.

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