Form 10-Q
period 2015-03-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2015-05-20
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-14229

INFORMATION SYSTEMS ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	65-0493217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6622 Southpoint Drive South, Suite 310, Jacksonville, Florida	32216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (904) 296-2807

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2015, Information Systems Associates, Inc. had outstanding 62,500,000 shares of common stock, par value $0.001 per share.

(1)

SIGNATURES	19

(2)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	Mar. 31, 2015	Dec. 31, 2014
Current Assets:	(unaudited)

Cash and cash equivalents	$1,346	$3,478
Accounts receivable, net	—	39,289
Total current assets	1,346	42,767
Property and Equipment, net	—	1,618

TOTAL ASSETS	$1,346	$44,385

Liabilites and Stockholders Deficit
Current Liabilities:
Accounts payable	$216,460	$238,459
Accrued Payroll	184,263	156,250
Notes payable - related parties	310,130	293,084
Notes payable - stockholder	50,000	50,000
Notes payable (Convertible OID), net of discounts and premium - related parties	119,108	66,000
Notes payable - (OID) net of discounts, stockholder	157,688	151,031
Notes payable (Third party), net of discounts	71,248	79,616
Line of credit	40,251	37,996
Deferred revenue	1,809	6,879
Accrued interest	35,276	13,407
Total current liabilities	1,186,233	1,092,722

Commitments and contingencies (Note 9)

Stockholders' Deficit
Preferred stock $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common Stock $0.001 par value, 500,000,000 shares authorized, 720,779 and 690,779 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	721	691
Additional paid-in capital	5,435,475	5,038,476
Common stock to be Issued- 526,091 and 5,000 shares as of March 31, 2015 and December 31, 2014, respectively	526	5
Accumulated deficit	(6,621,609)	(6,087,509)
Total Stockholders' Deficit	(1,184,887)	(1,048,337)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,346	$44,385

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	Mar. 31, 2015	Mar. 31, 2014
Revenue
Software and hardware sales	$—	$66,724
Services	5,071	60,441
Total Revenue	5,071	127,165

Cost of Revenue
Software and hardware	—	36,218
Services	—	36,218
Total Cost of Revenue	—	72,436

Gross Profit	5,071	54,729

Operating Expenses
Administrative and general	183,838	103,259
Salaries and employee benefits	60,919	148,990
Professional fees	149,273	16,835
Total Operating Expenses	394,030	269,084

Loss from Operations	(388,959)	(214,355)

Other Income/(Expense)
Total Other Income	500	—
Interest expense	(145,641)	(37,692)
Total Other Expense	(145,141)	(37,692)
Net Loss	$(534,100)	$(252,047)

Basic and Fully Diluted Loss per Share:
Basic and fully diluted	$(1.31)	$(1.65)
Weighted average common shares outstanding	408,915	152,997

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three Months Ended
Cash Flows from Operating Activities	Mar. 31, 2015	Mar. 31, 2014
Net Loss	$(534,100)	$(252,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,618	1,429
Amortization of prepaids	—	14,875
Amortization of discounts	8,564	3,099
Amortization of note premium	50,000	—
Loss on debt extinguishment	47,225	—
Other	—	608
Options issued for services	—	38,010
Shares issued for services	236,000	—
Changes in operating assets and liabilities:
Accounts receivable	39,289	(27,894)
Accounts payable	35,002	(595)
Accrued Payroll	28,013	—
Accrued expenses	—	5,756
Accrued interest	32,301	17,510
Deferred revenue	(5,070)	(8,705)
Net Cash Used In Operating Activities	(61,158)	(207,954)

Cash Flows from Financing Activities
Proceeds from line of credit facility	2,255	39,847
Repayments of line of credit facility	—	(39,979)
Proceeds from convertible note	50,000	—
Proceeds from Sale of Common Stock and Warrants	—	190,000
Repayment to note holder	(10,275)	—
Proceeds from note payable related parties, net	17,046	18,573
Net Cash Provided by Financing activities	59,026	208,441
Net Change in Cash and Cash Equivalents	(2,132)	487
Cash and Cash Equivalents at Beginning of Period	3,478	166
Cash and Cash Equivalents at End of period	$1,346	$653

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,258	$20,183
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Conversion of accounts payable to common stock	$57,000	$—
Conversion of convertible debt and interest to common stock	$73,825	$—
Subscription Receivable	$—	$20,000

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

On April 1, 2015, the Company completed the previously announced reverse triangular merger (the “Merger”) among Duos Technologies, Inc., a Florida corporation (“Duos”), the Company and Duos Acquisition Corporation, a Florida corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which Duos became a wholly owned subsidiary of the Company. This merger is treated as a reverse merger for accounting purposes with Information Systems Associates, Inc. being the acquired company. In connection with the Merger, the Company filed on March 31, 2015 an amendment to its certificate of incorporation effecting a reverse stock split of its outstanding common stock at a ratio of 1-for-200 shares (the “Reverse Split”). The Reverse Split became effective on April 9, 2015 and all share and per share data has been retroactively restated in these unaudited consolidated financial statements to reflect this reverse split, except where otherwise noted. (See Note 13)

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015 or for any other future period. These unaudited condensed financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2015 (our “10-K”).

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TrueVue 360 Inc. All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. Most significant estimates in the accompanying financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-settled debt and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Significant Customers and Concentration of Credit Risk:

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues in 2015 and 2014 and total accounts receivable at March 31, 2015 and December 31, 2014, respectively:

March 31, 2015				March 31, 2014		December 31, 2014

Revenue		Accounts Receivable		Revenue		Accounts Receivable
Customer A	100%	Customer A	0%	Customer A	48%	Customer A	100%
				Customer B	42%

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. The dilutive EPS adds the dilutive effect of stock options, warrants and other stock equivalents. For the three months ended March 31, 2015, outstanding warrants to purchase an aggregate of 82,875 shares of common stock and outstanding options to purchase 0 shares of common stock and 130,721 shares of common stock issuable upon conversion of convertible debt were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

Recent Issued Accounting Standards

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after March 31, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the implementation of this standard to have a material effect on its disclosures.

(6)

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net loss and cash used in operations for the three months ended March 31, 2015 of $534,100 and $61,158 respectively, and the working capital deficit, stockholders’ deficit and accumulated deficit as of March 31, 2015 was $1,184,887, $1,184,887 and $6,621,609, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The Company needs to raise additional funds and/or generate sufficient revenue to continue to meet its liquidity needs and realize its business plan and maintain operations. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. At the present time, the Company has no financing commitments from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. The Company reduced expenses from existing operations as a result of the merger.

These unaudited, consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

The Company’s notes payable to related parties classified as current liabilities consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Notes Payable	Principal	Interest*	Principal	Interest*
Related party	$244,520	2.5%	$241,915	2.5%
Related party	15,000	1.5%	15,000	1.5%
Related party	10,593	N/A	9,843	N/A
CEO, Related Party	30,378	—	26,326	0%
President, CFO	8,783	—	—	0%
Board Director	856	—	—	—
Total	$310,130		$293,084

———————

*	interest rate per month

On August 30, 2012 a company that is majority owned by a foreign investor and personal friend of the Company’s Chief Financial Officer (CFO), entered into an arrangement with the Company to loan up to $100,000 (subsequently increased to $300,000) based on purchase orders or invoices that have not been previously factored on a revolving basis at a rate of 2.5% per month (1.5% interest plus 1% penalty fee on the outstanding balance when interest is accrued). The initial deposit for this loan originated from the Company’s CFO pursuant to the investor, who is a foreign national, setting up an appropriate entity to handle further transactions. Further, the Company’s CFO continues to personally guarantee the loan. On May 14, 2014, the investor agreed and the Board voted by unanimous consent, to convert the original note of $100,000 to stock and warrants based on the Company’s existing PPM based on converting the amount in to shares of common stock, par value $0.001 per share (the “Common Stock”), at the rate of $2.40 per share for 41,667 shares and receiving five-year warrants to purchase 31,250 shares of Common Stock, based on 75% of the amount of shares to be issued at a per share price of $2.40. The investor agreed to this conversion on the condition that the shares would be issued without a restrictive legend and that the investor was able to deposit them in a brokerage account within 90 days. On August 1, 2014, the investor notified the Company that they were successful in depositing the shares into a brokerage account and the Company was credited a principal and interest payment of $100,000 allocated $47,445 and $57,555 respectively.  Between November 7 and November 20, 2014, part of the outstanding principal of $58,059 and accrued interest of $21,986 were converted into 84,653 shares of the Company’s Common Stock, the fair value of which were $152,322, resulting in loss on debt conversion in amount of $72,277. On December 21, 2014, the Company issued a note in total amount of $28,040, consisting of principal of $25,000 plus $3,040 additional advance. The note bears interest at a rate of 18% per annum and due 30 days from the date of the note. It can be extended each time for a further 30 days on payment of a 1% extension fee which can be accrued. At March 31, 2015 and December 31, 2014 there was outstanding principal balance of $244,520 and $241,915, based on the above mentioned activity respectively. Accrued interest and fees at March 31, 2015 and December 31, 2014 was $27,497, and $7,157 respectively.

On June 27, 2012 an individual over whom the Company’s CFO has significant influence, loaned the Company $10,000 at an interest rate of 1.5% per month payable monthly. Between July 13, 2012 and July 24, 2012 the related party advanced an additional $15,000 (the 2012 advances) due on demand. On January 1, 2013, the Company received $19,400 from this related party in exchange for forty-five day original issue discount note with a face value of $20,000 and a maturity date of February 15, 2013 (the 2013 note). The original discount interest rate was 2% per month. On May 30, 2014 a principal payment was made to the related party in the amount of $5,000. As of March 31, 2015 and December 31, 2014 there was an outstanding principal balance of $15,000 and $15,000, respectively. Accrued interest at March 31, 2015 and December 31, 2014 was $675 and $0.

On October 14, 2014, the Company issued a note of $10,000 with OID in amount of $750. At March 31, 2015 the balance of the note was $10,593, including accrued interest of $593.

During the second quarter of 2012, the Company reclassified $30,265 of accounts payable balances due to the CEO, to Notes payable – related parties. These balances were a result of Company expenses charged to the CEO’s personal credit cards. The Company was previously paying the credit card companies directly for these expenses incurred. During the third quarter 2012 the company recorded accrued payroll of $54,682 for this officer. These amounts are non-interest bearing and are on demand. The Company pays these loans as sufficient funds become available. At March 31, 2015 and December 31, 2014 this officer had an outstanding loan balance of $30,378 and $26,326, respectively.

During the first quarter of 2015, the Company’s CFO advanced monies in the amount of $8,783 to cover company expenses related to the Merger. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. At March 31, 2015 and December 31, 2014 this officer had an outstanding loan balance of $8,783 and $0, respectively.

Also, during the first quarter of 2015, one of the Company’s directors advanced monies in the amount of $856 to cover company expenses related to the Merger. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. At March 31, 2015 and December 31, 2014 this director had an outstanding loan balance of $856 and $0, respectively.

(7)

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

NOTE 4 – NOTE PAYABLE – Stockholder

The Company’s notes payable to stockholder classified as current liability at March 31, 2015 and December 31, 2014 consists of the following:

	March 31, 2015		December 31, 2014
Notes Payable	Principal	Interest*	Principal	Interest*
Stockholder	$50,000	2.5%	$50,000	2.5%

———————

*	interest rate per month

On January 11, 2012 a stockholder loaned the Company $35,000 at 3% interest per month for one year. On April 13, 2012, the stockholder loaned additional principal to the Company in the aggregate amount $25,000. On June 28, 2012, the Company made a $10,000 principal payment on the note. On January 1, 2013, the Company entered into a new agreement with the stockholder to rollover an existing line of credit in the amount of $50,000. The original line of credit was for a total of $60,000 and the Company repaid $10,000 of that obligation during 2012. The new note maintains similar terms and conditions but with a reduction in the monthly fee from 3% to 2.5%. At March 31, 2015 and December 31, 2014 the principal balance on the note was $50,000. At March 31, 2015 and December 31, 2014 the accrued interest on the note balance was $10,000 and $6,250 respectively.

NOTE 5 – NOTE PAYABLE, CONVERTIBLE OID – Related Party and/or Shareholder

	March 31, 2015			December 31, 2014
Notes Payable - Convertible	Principal	Premium	Principal, Net of Premium	Principal	Premium	Principal, Net of Premium
Related Party Affiliate	$19,108	—	$19,108	$66,000	—	$66,000
Shareholder	$50,000	50,000	100,000	$—	—	—
Total	$69,108	50,000	$119,108	$66,000	—	$66,000

In June 2012, a related party who is an affiliate of the CFO, made a non interest bearing short-term loan to the Company in the amount of $60,000. On August 15, 2012, this loan was exchanged for a one year original issue discount convertible note with detachable warrants. The face value of the note is $66,000. The $6,000 original issue discount was expensed as interest over the term of the note which matured in August 2013. The convertible note payable is convertible into 19,800 shares of the Company’s Common Stock at a conversion rate of $3.34 per share. The Company valued the beneficial conversion feature attached to the note using the intrinsic value method at a relative fair value of $28,571. The five-year warrants to purchase 19,800 shares of the Company’s common stock at an exercise price of $6.60 were valued at a relative fair value of $31,429 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 462.61%, and a risk free interest rate of .102%. The beneficial conversion feature and the relative fair value of the warrants were recorded as an increase to additional paid in capital and a discount to the note to be amortized to interest expense over the term of the note. The Company was technically in default though no written notice has been received from the related party.  On February 18, 2015, the related party agreed to $92,933 as settlement of the outstanding note including accrued interest and penalties where they accepted an offer to convert $73,825 of that amount into 87,125 shares of Common Stock with the balance of the note reduced to $19,108. The Company recorded a loss on conversion of $30,725 based on the $1.20 per share exercise price at the date of conversion. The convertible note holder also agreed to exchange 19,800 warrants to purchase Common Stock for 8,929 fully paid and non-assessable shares of Common Stock. No modification expense was recorded as the warrant values exceeded the value of shares received. This exchange was executed pursuant to a closing condition of the Duos Technologies reverse merger whereby all warrants and options would be converted prior to closing. The net carrying value of the note at March 31, 2015 and December 31, 2014 was $19,108 and $66,000 respectively.

On March 16, 2015, the Company entered into a convertible note with a shareholder and service provider in the amount of $50,000 with interest accruing at the rate of 12% per annum not compounded. The note is convertible into the Company’s stock at a 50% discount of the average closing bid prices for the 5 days immediately prior to the conversion date. The net carrying value of the note at March 31, 2015 and December 31, 2014 was $50,000 and $0 respectively. The Company recorded a premium of $50,000 as the note is considered stock settled debt which was charged to interest expense during the three months ended March 31, 2015.

(8)

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

NOTE 6 – NOTE PAYABLE – OID– STOCKHOLDER

	March 31, 2015			December 31, 2014
Notes Payable - OID	Principal	Unamort Discounts	Principal, Net of Discount	Principal	Unamort Discounts	Principal, Net of Discount
Stockholder	$165,000	$(7,312)	$157,688	$165,000	$(13,969)	$151,031

———————

*	2011 Note Payable – Convertible, OID

On July 15th, 2011 the Company received $125,000 from a stockholder in exchange for a one year original issue discount convertible note with detachable warrants. The face value of the note was $137,500. The $12,500 original issue discount was recorded as debt discount and expensed as interest over the term of the note which matured in July 2012. The convertible note payable was convertible into 20,625 shares of the Company’s Common Stock at a conversion rate of $6.60 per share. The Company valued the beneficial conversion feature attached to the note using the intrinsic value method at $62,500. The five-year warrants to purchase 18,750 shares of the Company’s common stock at an exercise price of $6.60 were valued at the relative fair value of $62,500 based on using the Black-Scholes pricing model assuming a dividend yield of 0%, an expected volatility of 347.62%, and a risk free interest rate of 1.46%. The beneficial conversion feature and the relative fair value of the warrants were recorded as an increase to additional paid in capital and a discount to the note. On July 15, 2012, the maturity date, the $137,500 note was exchanged for a new two year original discount secured note with no conversion rights. The note is secured by the Company’s intellectual property, notably the patent for OSPI. In exchange for the security the investor agreed to waive the conversion rights and cancel the warrants issued with the original note. The $27,500 original issue discount was expensed as interest over the term of the note. On February 8, 2013, the Company entered into an Inter-creditor Agreement with Liquid Capital Exchange, Inc. (the Company’s factor) and the stockholder The Inter-creditor Agreement resolved a definition dispute concerning UCC’s filed by both parties to protect their collateral. A part of this agreement called for the stockholder to receive 5% of all factor advances to the Company until such time the stockholder loan is paid in full. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the stockholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. On July 17, 2014, the Company entered into a forbearance agreement whereby the note, now with a face value of 150,068 (after deduction of principal payments) was extended for a further 12 months. The face value of the note is $165,000 which includes $14,932 in additional interest through end of the new term, amortized quarterly. As a condition for entering into this agreement the company granted the stockholder 7,500 5-year warrants in September 2014 which were exchanged for 6,662 shares on February 25, 2015 and the Company also agreed to a 25% penalty payment if the note is not paid on the due date. No modification expense was recorded for the warrant exchange for shares as the warrant values exceeded the value of shares received. The net carry value of the note at March 31, 2015 and December 31, 2014 is $157,688 and $151,031, respectively, net of unamortized original issue discount of $7,312 and $13,969, respectively.

NOTE 7 – NOTES PAYABLE – THIRD PARTIES

On May 7, 2013, a third party loaned the Company $45,000 at 1.5% interest per month for six months. On November 8, 2013, this note was extended for a further 3 months with the same terms and conditions. On February 8, 2014 this note was extended for an additional three months with the same terms and conditions. On May 8, 2014 this note was extended for an additional three months with the same terms and conditions. On August 8, the note holder requested repayment of 50% of the note by November 30, 2014 and the note was further extended until that time at the same terms and conditions. The company did not make the 50% payment but agreed that the note would be paid in full as part of the debt reduction in conjunction with the Merger. The noteholder gave 30 day notice to the Company on May 1st, for the note to be repaid in full plus any interest due. As of March 31, 2015 and December 31, 2014 the balance on the note was $44,325 and $45,000 respectively.

On August 8, 2014, a deposit of $50,000 was received by ISA on behalf of its wholly owned subsidiary TrueVue 360 Inc., which had entered into a 1-year funding agreement with a Third Party beginning on September 1, 2014 for an advance of $50,000 against future receivables of $62,400. The agreement calls for thirteen payments of $4,800 every four weeks until the total due of $62,400 is paid to the party advancing the funds. The company is amortizing the original issue discount over the term of debt. The unamortized discount at March 31, 2015 and December 31, 2014 was $6,677 and $8,548 respectively. The principal due at March 31, 2015 and December 31, 2014 was $33,600 and $43,200 respectively.

(9)

 INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

NOTE 8 – LINE OF CREDIT

Line of Credit:

The Company has a line of credit with Wells Fargo Bank. The line of credit provides for borrowings up to $40,000. The balance as of March 31, 2015 and December 31, 2014 was $40,251 and $37,996 respectively. This line of credit has no maturity date. The annual interest rate is the Prime Rate plus 8%. The CEO of the Company is the personal guarantor.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating lease

The office lease was terminated due to the relocation of our office to Jacksonville, FL as a result of the completion of reverse triangular merger.

Legal Proceedings

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

NOTE 10 – RELATED PARTIES

As of March 31, 2015 and December 31, 2014 there were various notes and loans payable to related parties (see Notes 3 and 5).

(10)

INFORMATION SYSTEMS ASSOCIATES, INC. AND SUBSIDIARY

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

 Unaudited

NOTE 11 – STOCKHOLDERS’ DEFICIT

Common stock issued for services and settlements

On February 20, 2015, the Company issued 25,000 shares of common stock valued at the quoted trading price of $1.20 per share to a financial services company in exchange for services or $30,000, related to assistance with the Company’s regulatory filings.

On March 1, 2015, the Company entered into an agreement with its Investor Relation firm to exchange $57,000 worth of outstanding invoices for 71,250 shares at $0.80 per share which was also the fair market value of the common stock based on the quoted trading price. The agreement calls for a further $33,000 of services that will be invoiced and become due in the second quarter of 2015 to also be exchanged for shares at the same terms and conditions.

On March 12, 2015, the Company entered into an agreement with its regulatory filing services firm to exchange $25,000 worth of services related to assisting with the merger and filing requirements for 100,000 shares of common stock. The shares were valued at the quoted trading price of $0.70 and thus the Company recorded an expense of $70,000.

On March 31, 2015 the Company’s Board of Directors approved the issuance of 170,000 vested shares with a value of $136,000 based on the quoted trading price to be issued to two officers and three board members as compensation for services provided. The expense was recognized immediately.

On March 31, 2015 the Company’s Board of Directors approved the issuance of 82,966 shares in exchange for the surrender of certain warrants and a further 14,750 shares in exchange for the surrender of all options. Since the value of the warrants and options exceeded the value of the shares issued, there was no further compensation or other expense resulting from the exchange.

Common stock – Convertible Note

On February 18, 2015, a settlement agreement was reached to convert $46,892 of a $66,000 convertible note plus default penalty and interest of $26,933 which was expensed, into 87,125 shares of common stock. The shares were valued at $1.20 per share based on the quoted trading price on the settlement date resulting in a value of $104,550. This resulted in a loss on conversion of $30,725. The Company also committed to pay the remaining balance of $19,108 after the merger of Duos Technologies. The conversion occurred at $0.85 per share. (See Note 6).

NOTE 12 – COMMON STOCK PURCHASE WARRANTS AND OPTIONS

Warrants

Following is a summary of activity for warrants to purchase common stock for the three months ending March 31, 2015.

	March 31, 2015
	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	196,170	$4.00
Converted to common shares under settlement agreements	82,966	$—
Cancelled	30,329	$4.00
Outstanding at end of period	82,875	$4.00
Exercisable at end of period	82,875	$4.00

On March 31, 2015, the Board of Directors approved the exchange of warrants to purchase 196,170 shares of the Company’s common stock for 127,366 shares of common stock. The Company developed a formula for the exchange which was based on the time value remaining and ascribed a value even though at the time of the approval, all of the warrants were “out of the money”. This formula was applied equitably across all warrant holders with a percentage conversion to calculate the number of shares to be exchanged for the warrants that were cancelled. The Company also applied a 40% floor to the exchange ratio. As of the date of this report, the Company had received agreements from six of the warrant holders who agreed to exchange 113,295 warrants for 82,966 shares. (See Note 11).The Company has verbal commitments from the remaining warrant holders and will execute the balance of the exchange within the following quarter. The Company revalued the warrants just prior to and after the modification and applied ASC 718 for the recognition of any incremental expense for which none existed.

Options

Following is a summary of stock option activity for the three months ending March 31, 2015.

	March 31, 2015
	Shares	Weighted Avg Exercise Price
Outstanding at beginning of period	20,750	$3.80
Converted into common shares under settlement agreements	14,750	$0
Cancelled	6,000	$3.80
Outstanding at end of period	0	$—

On March 31, 2015, the Board of Directors approved the exchange of options to purchase 20,750 shares of the Company’s common stock for 14,750 shares of common stock. (See Note 11) The Company originally granted options as compensation for Officers and Directors in lieu of stock in all cases except one, the Board elected to exchange options on a 1 for 1 basis to comply with a covenant in the Duos merger agreement that no options will survive the merger. This was applied uniformly with two exceptions; one was related to a consultant that was terminated early from a contract and where only a portion of the options granted were converted into stock (40% as per similar treatment for the warrant exchange described above) and the other was the cancellation in entirety of an option grant for a former officer who did not vest in the option grant by remaining employed with the Company.

The Company revalued the warrants just prior to and after the modification and applied ASC 718 for the recognition of any incremental expense for which none existed.

NOTE 13 – SUBSEQUENT EVENTS

On April 1, 2015, the Company completed the reverse triangular merger, pursuant to the previously disclosed Agreement and Plan of Merger (among Duos, the Company and Merger Sub, whereby Duos became a wholly owned subsidiary of the Company. Following the Merger, there were outstanding 62,500,000 shares of the Company’s Common Stock (on a post-split basis). The merger is being treated as a reverse merger with Information System Associates, Inc. deemed to be the acquired company for accounting purposes since Duos shareholders obtained voting and management control of the combined entity.

On March 31, 2015 the Company filed an amendment to its certificate of incorporation effecting a 1-for-200 reverse stock-split of its outstanding common stock at a ratio of 1-for-200 shares (the “Reverse Split”). The Reverse Split became effective on April 9, 2015. All share and per share data in these unaudited consolidated statements are retroactively restated herein to give effect to the post-split except where noted.

(11)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this form 10-Q. Certain statements made in this discussion are “forward-looking statements” within the meaning of the private securities litigation reform act of 1995. Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the company’s ability to continue as a going concern; the company’s intended business plans; the ability to raise working capital; expectations as to market acceptance of the company’s products; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. these factors include, but are not limited to, the company’s ability to continue as a going concern; the company’s inability to raise funds to continue operations; the effect of a going concern statement by the company’s auditors on our ability to raise needed financing; the success of our recent merger with Duos Technologies, Inc. (“Duos”); the success of the merged operations; the closing of the planned acquisition of Uni-Data and Communications Inc. (“UDC”); the company’s ability to raise the funds needed to close the UDC transaction; the company’s ability to integrate combined operations, assuming that the UDC transaction is completed; the company’s ability to implement the plans going forward, including the integration of UDC into the company; the competitive environment generally and in the company’s specific market areas; changes in technology; the availability of and the terms of financing; changes in costs and availability of goods and services; economic conditions in general and in the company’s specific market areas; demographic changes; changes in federal, state and /or local government law and regulations affecting the technology; changes in operating strategy or development plans; and the ability to attract and retain qualified personnel. Although the company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. the company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

OUR COMPANY

Information Systems Assocaites, Inc. (ISA) was incorporated in Florida on May 31, 1994 to engage in the business of developing software for the financial and asset management industries. We developed a methodology for the efficient data collection of assets contained within a data center and was awarded a patent in 2010. ISA is dedicated to the mission of developing, marketing and delivering software and professional services to the world’s largest data centers in the area of IT Asset Management (ITAM). ISA’s strategy has always been to expand its technology base and has been engaged in several development efforts in the past three years. More recently, we began seeking out and engaging in discussions with other companies with the intention of partnering and merging or being acquired. In late 2014, we entered into negotiations with Duos Technologies for the purposes of executing a reverse triangular merger whereby Duos would become a wholly owned subsidiary of ISA .This transaction was completed on April 1, 2015. Duos Technologies, Inc. (Duos) was incorporated under the laws of Florida on November 30, 1990 for the purpose of design, development and deployment of proprietary technology applications and turn-key engineered systems. Duos, based in Jacksonville, Florida, employs approximately 30 people and is a technology company with a strong portfolio of intellectual property, with core competencies that include advanced intelligent technologies that are delivered through its proprietary integrated enterprise command and control platform.

(12)

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

For the Three months ended March 31, 2015 compared to Three months ended March 31, 2014

Revenues

Revenues were $5,071 and $127,165 for the three months ended March 31, 2015 and 2014, respectively. The decrease in revenue for 2015 is due to a decrease in software sales and professional services revenue of $122,094. The significant decrease in revenue results from the winding down of the Company’s operations related to software sales in anticipation of the merger with Duos Technologies as a part of a strategy to consolidate software platforms. During the quarter, the Company also terminated its own software development efforts with a third party developer. The slowdown in revenues was also compounded by the main customer not re-engaging us for certain professional services projects.

Cost of Revenues

Costs of revenues were $0 and $72,436 for the three months ended March 31, 2015 and 2014, respectively. The decrease in 2015 cost of revenues is due to no professional services contracts being awarded during the quarter. Our professional services are largely provided by contract staffs who receive no payments other than during the execution of services contracts.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and 2014 were $394,030 and $269,084, respectively. The increase in operating expenses resulted from an increase in administrative and general expense, and professional fees expense of $80,579 and $132,438, respectively. These increases were related to increased costs related to the Merger, greater use of outside resources to continue operations (offset by reductions of in-house staff and increased financing costs related to the slowdown in overall revenues. These amounts were offset by a decrease in salaries and employee benefits of $88,071. The significant increase in professional fees was related to the costs of completing the merger. The increase in administrative and general was balanced with a decrease in salaries and benefits as the company replaced certain staff with contract services related to the Merger and general operations of the Company.

Loss before other Income (Expense)

The loss from operations for the three months ended, March 31, 2015 and 2014 was $388,959 and $214,355, respectively. The increase in loss from operations for the three months ended March 31, 2015 is attributable to the decrease in overall revenue of approximately $122,094 and an increase in certain operating expenses.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014 was $145,641 and $37,692, respectively. The increase in interest expense primarily resulted primarily from an increase in non-cash note payable discount interest expense of $105,926 as a result of the settlement of certain convertible notes and other financing costs related to on-going working capital requirements during the transition period prior to the merger with Duos Technologies.

(13)

Net Loss

Net loss for the three month period ended March 31, 2015 and 2014 was $534,100 and $252,047, respectively. The approximate $282,000 increase in net loss was due to the decrease in gross profit of $49,658, increases in total operating expenses of $124,946 and an increase in interest expense of $105,926. Net loss per common share was $1.31 and $1.65 for the period ended March 31, 2015 and 2014, respectively. Weighted average common shares outstanding for the three month period ended March 31, 2015 and 2014 were 408,915 shares and 152,997 shares, respectively.

Liquidity and Capital Resources

Cash flows used in operations were $61,158 and $207,954, respectively, during the periods ended March 31, 2015 and 2014. Cash flows used in operations during the periods ended March 31, 2015 were primarily attributable to a net loss of $534,100 offset by accrued payroll and interest of $28,013 and $32,301 respectively. Cash flows used in operations during the periods ended March 31, 2014 were primarily attributable to a net loss of $252,047 offset by depreciation and amortization expense, stock option expense, amortization of beneficial conversion value discounts, of $1,429, $14,875, $38,010 and $3,099, respectively and a decrease in accounts receivable of $27,894.

During the periods ended March 31, 2015 and 2014, we experienced no effect from investing activities.

Cash flows provided by financing activities were $59,026 and $208,441, respectively, during the periods ended March 31, 2015 and 2014. Cash flows provided by financing activities during the period March 31, 2015 were provided primarily by proceeds from related party, offset by repayments. Cash flows provided by financing activities during the period March 31, 2014 were provided primarily by proceeds from the sale of common stock and warrants of $190,000 and $61,000 of proceeds from note payable related party, offset by repayments of $42,427.

As of May 20, 2015 we had cash on hand of $136,115. Currently, the Company is expecting to collect approximately $1M in cash from Accounts Receivable by June 30, 2015. However, if certain payments are delayed and if we are unable to generate other revenues sufficient to support our operations we will require additional debt or equity financing to meet the working capital needs of the Company.

We need to raise additional funds in order to meet our on-going operating requirements, including the integration of Duos following the merger, pay outstanding loans due as of May 20, 2015 in the aggregate approximate amount of $2,109,000 and to realize our business plan. We believe that our currently existing cash resources, including anticipated revenue stream, are sufficient to satisfy our operating requirements through June 30, 2015, provided that we generate through June 30, 2015 approximately $1 million in revenues and that we are able to defer the outstanding loans. If we are unable to raise additional capital through a capital raise or revenues, it may be necessary for us to take measures to reduce our cash burn including laying-off personnel, or suspending or deferring certain activities. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Such “going concern” qualification may make it more difficult for us to raise funds. In addition, any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

(14)

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

(15)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(16)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2015 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, other than noted below.

Our subsidiary, Duos Technologies, Inc., was served on January 5, 2015, with a complaint filed in the state of Kentucky by CW Electric, Inc. The complaint is based on the outstanding balance of Duos’ promissory note dated December 10, 2008 in the amount of $741,329.33. The current principal balance is $524,434 plus $104,683 accrued interest at the rate of 10% per annum through 12/31/14 for a total of $629,117. The complaint seeks payment of $1,411,649.96 and includes accrued interest at a rate of 18% per annum, compounded monthly through 1/1/2015. We believe that this lawsuit, as it applies to the Company, its officers and directors, is baseless and we intend to vigorously defend our rights.

In early 2015, our subsidiary, TrueVue 360 Inc., elected to cancel its software development with FacilityTeam of Ontario, Canada. This cancellation was based primarily on a lack of deliverables against pre-agreed project milestones. The complaint is based on an agreement for development services dated January 1, 2014 and claims $200,000 in unpaid monthly service fees for which it is seeking payment. In February 2015, FacilityTeam elected to file a suit for breach of contract in Palm Beach county Florida which both had no merit and was in direct contravention of the agreed resolution for disputes being mediation and, if necessary, arbitration. In March 2015, FacilityTeam’s counsel filed a claim for arbitration, which was also in contravention of the agreement requiring mediation first. On April 20, 2015, we filed a short counterclaim for damages Accordingly, we are simultaneously defending the action brought by FacilityTeam and seeking reimbursement of the $60,000 that was paid for labor, materials and services that were ultimately of no value. We believe that these actions, as it applies to the Company, its officers and directors, is baseless and we intend to vigorously defend our rights including counterclaims for damages.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to those unregistered securities previously disclosed in filings with the SEC, we have sold securities which are not registered under the Securities Act of 1933 (the “Act”), as described below.

Name or Class of Investor	Date Issued	No. of Securities	Consideration
Investor (1)	February 18, 2015	87,125 shares of Common Stock in settlement of portion of convertible note. Shares valued at $0.85 per share	$73,825
Consultant (1)	February 20, 2015	25,000 shares of common stock valued at $1.00 per share	Services
Consultant (1)	February 23, 2015	1,250 shares of common stock valued at $2.40	Services
Consultant (1)	February 23, 2015	3,750 shares of common stock valued at $2.40	Services
Consultant (1)	March 1, 2015	71,250 shares of common stock valued at $0.80	Services
Consultant (1)	March 12, 2015	100,000 shares of common stock valued at $0.25	Advisory Services

Warrant Holders (2)	March 31, 2015	82,966 shares of common stock	Cashless exchange of 113,295 warrants at an average price of $3.55 per share
Option Holder (2)	March 31, 2015	2,000 shares of common stock	Cashless exchange of 5,000 options at an average price of $3.80 per share
Directors, Officers (2)	March 31, 2015	12,750 shares of common stock	Cashless exchange of 12,750 options at an average price of $5.27 per share
Director, Officers (2)	March 31, 2015	170,000 shares of common stock at an average price of $0.80 per share ()	Services

1) Issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

(2) Exempt from registration under Section 3(a)(9) of the Act.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Current Report of Information Systems Associates, Inc. on Form 8-K filed April 7, 2011). (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(17)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INFORMATION SYSTEMS ASSOCIATES, INC.
Date: May 20, 2015	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chief Executive Officer

Date: May 20, 2015	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Signature	Title	Date

/s/ Gianni B. Arcaini	Chairman, Chief Executive Officer	May 20, 2015
Joseph P. Coschera	(Principal Executive Officer) and Director

/s/ Adrian Goldfarb	Chief Financial Officer	May 20, 2015
Adrian Goldfarb	(Principal Financial Officer) and Director

/s/ Joseph Glodek	Director	May 20, 2015
Joseph Glodek

/s/ Alfred Mulder	Director	May 20, 2015
Alfred Mulder

/s/ Gjis van Thiel	Director	May 20, 2015
Gjis van Thiel