Form 10-Q/A
period 2015-03-31
INFORMATION SYSTEMS ASSOCIATES, INC.
filed 2015-05-26
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

(1)

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (the “Original 10-Q”) of Information System Associates, Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101, and certifications of the Company’s Chief Executive Officer and Chief Financial Officer under Exhibit 31 and 32 which were omitted from the Original 10-Q. This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other Company developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes. This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

(2)

Item 6. Exhibits

(a) Exhibits

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(3)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

INFORMATION SYSTEMS ASSOCIATES, INC.
Date: May 20, 2015	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chief Executive Officer

Date: May 20, 2015	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Signature	Title	Date

/s/ Gianni B. Arcaini	Chairman, Chief Executive Officer	May 21, 2015
Joseph P. Coschera	(Principal Executive Officer) and Director

/s/ Adrian Goldfarb	Chief Financial Officer	May 21, 2015
Adrian Goldfarb	(Principal Financial Officer) and Director

/s/ Joseph Glodek	Director	May 21, 2015
Joseph Glodek

/s/ Alfred Mulder	Director	May 21, 2015
Alfred Mulder

/s/ Gjis van Thiel	Director	May 21, 2015
Gjis van Thiel