Form 10-Q
period 2015-06-30
DUOS TECHNOLOGY GROUP, INC.
filed 2015-08-19
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number 333-14229

Duos Technologies Group, Inc.
(Exact name of registrant as specified in its charter)
FLORIDA	65-0493217
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6622 Southpoint Drive South, Suite 310, Jacksonville, Florida	32216
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 14, 2015, Duos Technologies Group, Inc. had outstanding 61,548,712 shares of common stock, par value $0.001 per share.

SIGNATURES	32

(1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$5,999	$85,435
Accounts receivable, net	562,780	317,934
Cost and estimated earnings in excess of billings on uncompleted contracts	352,476	218,309
Prepaid expenses and other current assets	242,155	92,859
Total Current Assets	1,163,410	714,536

Property and equipment, net	44,900	44,883

OTHER ASSETS:
Patents and trademarks, net	51,187	52,496
Total Other Assets	51,187	52,496

TOTAL ASSETS	$1,259,497	$811,915

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,236,902	$550,455
Accounts payable - related party	36,293	53,122
Commercial insurance/office equipment financing	107,666	33,055
Notes payable-related parties	812,434	75,000
Notes payable-net of discounts	70,185	—
Convertible notes payable, net of discounts, including premiums	561,991	1,425,106
Line of credit	40,333	—
Payroll taxes payable	306,263	600,181
Accrued expenses	894,292	694,498
Billings in excess of costs and estimated earnings on uncompleted contracts	720,980	153,783
Deferred revenue	511,810	865,394
Contingent lawsuit payable	1,411,650	1,411,650
Total Current Liabilities	6,710,799	5,862,244

Total Liabilities	6,710,799	5,862,244

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value	—	—
10,000,000 authorized, none issued or outstanding
Common stock: $0.001 par value; 500,000,000 shares authorized	61,549	57,738
61,548,712 and 57,738,209 shares issued and outstanding at
June 30, 2015 and December 31, 2014, respectively
Additional paid-in capital	15,917,121	13,517,159
Accumulated deficit	(21,429,972)	(18,625,226)
Total Stockholders' Equity (Deficit)	(5,451,302)	(5,050,329)

Total Liabilities and Stockholders' Equity (Deficit)	$1,259,497	$811,915

See accompanying unaudited condensed notes to the unaudited consolidated financial statements.

(2)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Project revenue	$1,017,855	$574,487	$1,522,824	$1,055,234
Maintenance and technical support	591,014	575,012	1,188,139	1,154,689

Total Revenues	1,608,869	1,149,499	2,710,963	2,209,922

COST OF REVENUES:
Project revenue	529,889	388,410	864,384	773,701
Maintenance and technical support	223,394	179,295	437,789	388,048

Total Cost of Revenues	753,283	567,706	1,302,173	1,161,748

GROSS PROFIT	855,586	581,793	1,408,790	1,048,174

OPERATING EXPENSES:
Selling and marketing expenses	84,736	65,198	144,064	134,475
Salaries, wages and contract labor	632,226	506,212	1,221,853	1,069,538
Research and development	41,661	46,630	91,497	98,433
Professional fees	34,827	(3,300)	125,132	925
General and administrative expenses	360,527	75,049	489,168	206,854
Impairment loss	1,578,816	—	1,578,816	—

Total Operating Expenses	2,732,793	689,788	3,650,530	1,510,225

LOSS FROM OPERATIONS	(1,877,209)	(107,995)	(2,241,740)	(462,051)

OTHER INCOME (EXPENSES):
Interest expense	(175,118)	(32,350)	(566,212)	(58,512)
Gain on settlement of accounts payable	—	—	3,200	—
Other income, net	5	11	6	14

Total Other Income (Expense)	(175,113)	(32,339)	(563,006)	(58,497)

Loss before income taxes	(2,052,322)	(140,333)	(2,804,746)	(520,548)

Franchise tax	—	(860)	—	(860)

NET LOSS	(2,052,322)	(141,193)	(2,804,746)	(521,408)

Preferred stock dividends	—	(134,094)	—	(268,188)

Net loss applicable to common stock	$(2,052,322)	$(275,287)	$(2,804,746)	$(789,596)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic	$(0.03)	$(0.01)	$(0.05)	$(0.01)
Diluted	$(0.03)	$(0.01)	$(0.05)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	60,811,682	56,605,329	59,278,951	56,605,329
Diluted	60,811,682	56,605,329	59,278,951	56,605,329

See accompanying unaudited condensed notes to the unaudited consolidated financial statements.

(3)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014

Cash from operating activities:
Net loss	$(2,804,746)	$(521,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,088	28,631
Stock-based compensation	98,000	—
Interest expense related to premiums, and discounts	485,818	—
Impairment loss	1,578,816	—
Warrant expense	3,062	—
Changes in assets and liabilities:
Accounts receivable	(244,846)	287,462
Costs and estimated earnings on projects	(134,167)	(69,438)
Prepaid expenses and other current assets	27,775	(41,843)
Accounts payable	486,787	(339,088)
Accounts payable-related parties	(16,829)	(10,229)
Payroll taxes payable	(341,686)	189,254
Accrued expenses	91,680	(27,659)
Billings in excess of costs and earnings on uncompleted contracts	567,197	66,038
Deferred revenue	(355,393)	30,819

Net cash used in operating activities	(535,444)	(407,460)

Cash flows from investing activities:
Cash acquired in acquisition	1,346	—
Purchase of patents/trademarks	(1,600)	(1,500)
Purchase of fixed assets	(20,196)	(19,673)

Net cash used in investing activities	(20,450)	(21,173)

Cash flows from financing activities:
Bank overdraft proceeds	—	(97,491)
Proceeds from borrowings under convertible notes and other debt	605,965	—
Proceeds of borrowings under convertible notes and other debt	(129,507)	548,370
Proceeds of insurance and equipment financing	—	45,544

Net cash provided by financing activities	476,458	496,423

Net increase (decrease) in cash	(79,436)	67,790
Cash, beginning of period	85,435	250
Cash, end of period	$5,999	$68,040

Supplemental Disclosure of Cash Flow Information:
Interest paid	$25,210	$17,336
Taxes paid	$800	$—

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued to convert convertible notes and accrued interest	$1,415,546	$—
Common stock issued to settle accounts payable	$16,800	$—
Common stock issued for accrued salary	$56,482	$—
Reclassification of put premium liability on convertible notes to paid-in capital	$37,120	$—
Increase in debt discount and paid-in capital for warrants issued with debt	$30,722	$—

Liabilities assumed in share exchange	$1,186,234	$—
Less: assets acquired in share exchange	(1,347)	—
Net liabilities assumed	1,184,887	—
Fair value of shares exchanged	393,929	—
Increase in intangible assets	$1,578,816	$—

See accompanying unaudited condensed notes to the unaudited consolidated financial statements.

(4)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc., through its primary operating subsidiary “DuosTech, Inc. (“duostech” or the “Company”) is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems, with a focus on homeland security applications. duostech converges traditional security measures with information technologies to create “actionable intelligence.” duostech’s IP is built upon two of its core technology platforms ( praesidium® and centraco™ ), both distributed as licensed software suites, and natively embedded within engineered turnkey systems (see detailed description of the Company’s products at its website www.duostech.com). praesidum® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (“AMS”). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected. centraco™ is a comprehensive user interface that includes the functionalities of a Physical Security Information Management (PSIM) system as well as those of an Enterprise Information System (EIS) . This multi-layered interface can be securely installed as a stand-alone application suite inside a local area network or pushed outside a wide area network using the same browser-based interface. It leverages industry standards for data security, access, and encryption as appropriate. The platform also operates as a cloud-hosted solution.

The Company’s strategy includes continues expanding its technology base through organic development efforts and strategic partnerships. duostech’s primary clients are railroad owner/operators, petro-chemical plants, utilities and hospitals that are vulnerable to attack, and in the case of the railroads, illegal ridership and border security issues.

ISA’s original business for IT Asset Management (ITAM) within large data centers continues its sales efforts through large strategic partners. The Company developed a methodology for the efficient data collection of assets contained within large data centers and was awarded a patent in 2010 for specific methods to collect and audit data. The Company’s original mission was to develop, market and implement software and professional services to the world’s largest data centers in the area of ITAM and it has ongoing relationships with strategic partners to supply professional services and implement software to support those efforts.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015 or for any other future period. These unaudited condensed consolidated financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto of Duos Technologies, Inc. for the years ended December 31, 2014 and 2013 included in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2015 (our “8-K/A”).

(5)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Duos Technologies, Inc., and TrueVue 360, Inc. All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. Most significant estimates in the accompanying financial statements include the allowance on accounts receivable, valuation of deferred tax assets, estimates of percentage completion on projects and related revenues, valuation of stock-based compensation, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards and valuation of loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2015. There were no amounts on deposit in excess of federally insured limits at June 30, 2015.

Significant Customers and Concentration of Credit Risk

The Company, by policy, routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances through June 30, 2015. A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues for the six months ended June 30, 2015 and 2014, and total accounts receivable at June 30, 2015 and December 31, 2014, respectively:

2015				2014
Revenue		Accounts Receivable		Revenue		Accounts Receivable
Customer A	42%	Customer A	43%	Customer A	62%	Customer A	52%
Customer B	20%	Customer B	28%	Customer B	19%	Customer B	18%
Customer C	19%					Customer C	12%

(6)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

The estimated fair value of certain financial instruments, including accounts receivable and accounts payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The cost basis of notes and convertible debentures approximates fair value due to the market interest rates carried for these instruments.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At June 30, 2015, outstanding warrants to purchase an aggregate of 105,069 shares of common stock and 1,132,903 shares of common stock issuable upon conversion of convertible debt were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

(7)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Segment Information

The Company operates in one reportable segment.

Reclassifications

During the three months ended June 30, 2015 and 2014, the Company changed its presentation to reclassify certain operating expenses to Cost of Revenue.

The following table reflects the reclassification adjustment effect in the three months ended March 31, 2015 and 2014.

	Before Reclassification		After Reclassification
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2015	2014	2015	2014

REVENUES:
Project revenue	504,969	480,747	504,969	480,747
Maintenance and technical support	597,126	579,676	597,126	579,676

Total Revenues	1,102,095	1,060,423	1,102,095	1,060,423

COST OF REVENUES:
Project revenue	261,087	312,333	334,495	385,291
Maintenance and technical support	135,590	132,219	214,395	208,752

Total Cost of Revenues	396,677	444,552	548,890	594,043

GROSS PROFIT	705,418	615,871	553,205	466,380

OPERATING EXPENSES:
Selling and marketing expenses	59,329	67,549	59,329	67,549
Salaries, wages and contract labor	675,683	652,014	589,627	563,327
Research and development	49,836	51,803	49,836	51,803
Professional fees	90,305	4,225	90,305	4,225
General and administrative expenses	194,796	194,337	128,639	133,533

Total Operating Expenses	1,069,949	969,928	917,736	820,437

LOSS FROM OPERATIONS	(364,531)	(354,057)	(364,531)	(354,057)

Recent Issued Accounting Standards

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after December 31, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

(8)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Recent Issued Accounting Standards (continued)

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

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of June 30, 2015 this guidance would not have a material effect on the consolidated balances current presentation.

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $2,804,746 including an impairment loss of $1,578,816 and other non-cash charges to earnings related to the merger with Information Systems Associates for the six months ended June 30, 2015. During the same period, cash used in operations was $535,444. The working capital deficit, stockholders’ deficit and accumulated deficit as of June 30, 2015 was $5,547,389, $5,451,302 and $21,429,972, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. Our management embarked on a business growth strategy in 2014 to engage with private companies in or related to our market space with the intention of a merger or acquisition. In April 2015, the Company completed a previously announced reverse triangular merger whereby duostech became a wholly owned subsidiary of the Company. The two companies are now integrated and continue to operate in their respective markets. In addition, a complete and detailed plan of operations has been developed which contemplates seeking to raise capital, acquiring additional businesses and focusing on growing revenue and profits from existing operations. On June 30, 2015, the Company retained a broker dealer to assist it in its capital raising efforts on a “best efforts basis”. At the present time, there are no commitments for any amounts. The Company has also shed expenses from existing operations as a result of the merger.

Management believes that the actions presently being taken provide the opportunity for the Company not only to continue as a going concern but also grow substantially and thus achieve profitability in the future. Ultimately however, the continuation of the Company as a going concern is dependent upon the ability of the Company to execute the plan described above, generate sufficient revenue and to attain profitable operations. These unaudited, consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(9)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 3 – DEBT

Notes Payable-Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Notes Payable	Principal	Interest*	Principal	Interest*

Shareholder	$65,000	.75%	$65,000	.75%
Related party	15,000	1.5%	—	—
Related party	247,264	2.5%	—	—
Related party	27,000	.67%	10,000	.67%
Related Party	28,263	—	—	—
Related Party	11,209	2.5%	—	—
Shareholder	100,000	1.0%	—	—
CFO	7,841	—	—	—
Board Director	857	—	—	—
Shareholder	310,000	.50%	—	—
Total	$812,434		$75,000

* effective interest rate per month including default penalties

On May 28, 2008, a shareholder who is indirectly invested in the Company with the CEO through another entity, loaned the Company the sum of $65,000 at an annual percentage rate of 9%. There was an accrued interest balance of $40,456 and $37,531 as of June 30, 2015 and December 31, 2014, respectively. The note was repayable on or before September 15, 2008 although no demand for repayment has been received from the holder. There is no formal written agreement and the terms are documented on a letter from a former CFO of the Company. The terms contain no default clauses and as of the time of this report, no demand for repayment has been made or expected. The Company intends to repay the loan when sufficient working capital permits such action.

Upon the merger on April 1, 2015, the Company assumed an OID promissory note with a remaining principal balance of $15,000 accruing interest at 1.5% per month. On June 30, 2015 there was an outstanding principal balance of $15,000. Accrued interest at June 30, 2015 was $2,025.

Upon the merger on April 1, 2015, the Company assumed two promissory notes from the same lender, one with a total principal balance of $212,693 bearing interest of 2.5% per month and due 30 days from the date of the note and another with a principal and accrued interest balance of $31,827. It can be extended each time for a further 30 days on payment of a 1% extension fee which can be accrued. At June 30, 2015 there was outstanding principal balance of $247,264. Accrued interest and fees included in accrued expenses at June 30, 2015 on the $212,693 note was $24,837.

(10)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

On December 12, 2013, the wife of the CEO loaned the Company the sum of $10,000 at an annual percentage rate of 8%. On January 29, 2015 and March 3, 2015, the wife of the CEO loaned the Company an additional $12,000 and $5,000, respectively. The total principal due at June 30, 2015 and December 31 2014 was $27,000 and $10,000, respectively. There was accrued interest balance of $1,782 and $842 as of June 30, 2015 and December 31, 2014, respectively. The note is repayable on demand of the holder. As of the time of this report, no such demand has been made.

Upon the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $30,378. These amounts are non-interest bearing and are due on demand. The Company pays these loans as sufficient funds become available. At June 30, 2015, the former CEO had an outstanding loan balance of $28,263.

Upon the merger on April 1, 2015, the Company assumed an OID promissory note with a remaining principal and accrued interest balance of $10,593. At June 30, 2015 the balance of the note was $11,209, including accrued interest of $1,209 at a rate of 2.5% per month.

On March 10, 2015, the Company received a $100,000 loan from a related party principal shareholder. The note accrues interest at the rate of 12% per annum and is repayable on or before December 15, 2015. There was accrued interest balance of $3,690 as of June 30, 2015.

Upon the merger on April 1, 2015, the Company assumed two promissory notes with a total principal balance of $8,783 due to the Company’s CFO. During the second quarter 2015, the CFO loaned the Company an additional $365 and the Company made payments to the CFO during the same period in the amount of $1,307. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. At June 30, 2015, the CFO had an outstanding loan balance of $7,841.

Upon the merger on April 1, 2015, the Company assumed a promissory note with a principal balance of $857 due to a former Board member. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. At June 30, 2015, this former director had an outstanding loan balance of $857.

On March 3, 2015, the V.P. of Accounting of the Company loaned the Company the sum of $1,500 at an annual percentage rate of 8%. There was accrued interest balance of $9 as of June 30, 2015. The note is repayable on demand of the holder in the event of a significant accounts receivable payment to the Company. The company repaid the loan in full on April 15, 2015.

On April 8, 2015, the Company received a $310,000 loan from a related party principal shareholder. The note accrues interest at the rate of 6% per annum and is repayable on or before October 31, 2015. There was accrued interest balance of $3,966 as of June 30, 2015.

(11)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Notes Payable-Net of Discounts

	June 30, 2015
Notes Payable	Principal	Interest

Shareholder	$24,000	—
Shareholder-debt discount	(3,815)	—
Shareholder	50,000	2.5%
Total	$70,185

Upon the merger on April 1, 2015, the Company assumed a non-interest bearing OID promissory note with a remaining principal balance $33,600 ($26,923 net of OID discounts) pursuant to a 1 year funding which began in August 2014, secured by future receivables up to $62,400 (which was the original principal balance of the note). The Company is amortizing the original issue discount over the term of debt. The unamortized discount at June 30, 2015 was $3,815. The Company is making a monthly payment of $4,800 and has 5 remaining payments. The principal balance due at June 30, 2015 was $24,000.

Upon the merger on April 1, 2015, the Company assumed a promissory note with a principal balance $50,000. At June 30, 2015, the principal balance on the note was $50,000. At June 30, 2015 the accrued interest on the note balance was $13,975 at a rate of 2.5% per month.

Convertible Notes Payable-Net of Discounts, Including Premiums

	June 30, 2015				December 31, 2014
Notes Payable	Principal	Discount	Premium	Principal, net of Discount Including Premium	Principal	Premium	Principal, Including Premium
Investor	$19,108	$—	$—	$19,108	$—	$—	$—
Vendor	50,000	—	50,000	100,000	—	—	—
Shareholder	165,000	(614)	—	164,386	—	—	—
Investor Group	115,000	—	61,923	176,923	1,398,370	26,736	1,425,106
Shareholder	46,975	—	23,488	70,463	—	—	—
Shareholder	40,000	(30,427)	21,538	31,111	—	—	—
Total	$436,083	$(31,041)	$156,949	$561,991	$1,398,370	$26,736	$1,425,106

Upon the merger on April 1, 2015, the Company assumed convertible promissory notes with remaining principal balances of $19,108 due to an Investor of the Company and $50,000 due to a vendor of the Company which included a premium of $50,000 relating to its treatment as stock settled debt under ASC 480. The $19,108 convertible note is convertible into 5,720 common shares at $3.34 per share and is non-interest bearing. The $50,000 convertible note accrues interest at 1% per month and is convertible into the Company’s common stock at a 50% discount to the average closing bid prices for the 5 days immediately prior to the conversion date. The net notes balances at June 30, 2015 are $19,108 and $50,000, respectively.

Upon the merger on April 1, 2015, the Company assumed a non-interest bearing OID promissory note due to an unrelated party stockholder, subject to a forbearance agreement and due July 14, 2015. A 25% penalty is due if the balance is not paid by the due date. Furthermore, 5% of all factor payments to the Company are to be used to pay down the note. The note is secured by the Company’s intellectual property, notably the patent for OSPI. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the stockholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. The net carry value of the note at June 30, 2015 is $164,386 net of unamortized discount of $614. (see Note 10)

(12)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Pursuant to a financing agreement with one investor group (the “holder”), dated September 23, 2013, duostech issued a $10,000 debenture in 2015 and there were $1,398,370 of unsecured convertible debentures outstanding at December 31, 2014. The debentures bear interest at 6% annually and each debenture principal is due in three years from the debenture issuance date. The interest is due monthly in arrears. The principal balance at March 30, 2015 and December 31, 2014 was $1,408,370 and $1,398,370, respectively. The Company has been making its monthly interest payments and accordingly, accrued interest was $0 and $7,126 at June 30, 2015 and December 31, 2014. There is no default provision for the non-payment of interest when due. The maturity dates range from October 27, 2016 through November 30, 2017. The financing agreement states that these debentures will take highest priority over all other existing debt of the Company in the case of bankruptcy or other liquidation event. If any debenture is outstanding as of the maturity date then the Company shall pay a 3% premium on the principal in addition to repayment of the principal and any accrued interest. This 3% premium is being accrued as additional interest expense over the debentures terms. If the Company merges with a public entity then the holder has the right to (i) convert the remaining principal of one or more debentures into the combined Company’s stock at a 20% discount to the negotiated value of such stock according to the terms of the merger; or (ii) to call in one or more or even all of the debentures as due and payable within six (6) months of the “call” date with regard to each debenture and such obligation of the Company to pay shall include a 3% premium on the principal balance or (iii) let one or more of the debentures remain in effect according to the original terms, however, if the Company completes a merger with a public entity the Company has the right to pay-off the debentures remaining principal balance and with a required 3% premium and any accrued interest. Although these convertible debentures appear to meet the requirements of stock settled debt under ASC 480 due to the variable conversion fixed rate, no premium on the debt or related interest expense has been recorded at the debt issuance dates since the conversion option is contingent on a future event. On March 31, 2015, there was $1,415,546 of convertible debt which included $7,176 accrued interest that was converted into 2,211,791 shares of Common stock as a result of the closing of a reverse merger with Information Systems Associate, Inc. (ISA). The conversion was priced at a 20% discount from the ISA closing price on June 30, 2015 of $0.80 for a net conversion price of $0.64 per share in accordance with the original terms of the convertible debentures. As a result of this conversion, $37,120 of accrued debt premium relating to the 3% provision noted above, which is not required to be paid to debenture holders, was reclassified to additional paid-in capital and a $352,093 interest expense was recognized and recorded as a debt premium on March 31, 2015 pursuant to the resolution of the contingency under ASC 480 and then reclassified to additional paid-in capital. In June 2015, the Company issued three Convertible Promissory Notes in the aggregate amount of $115,000 to the same investor group for a 2-year term, 8% coupon and convertible into the Company's common stock at a 35% discount from the 5-trading days average closing price immediately preceding conversion. On June 10, 2015 the investor made the first investment of $50,000, with subsequent further investments of $50,000 on June 16, 2015 and $15,000 on June 24. Based on the fixed conversion ratio, these notes are treated as stock settled debt under ASC 480 and accordingly, a premium of $61,923 was recorded and charged to interest expense.

Upon the merger on April 1, 2015, the Company assumed a promissory with a remaining principal balance of $44,325 bearing interest at 1.5% per month. The note holder gave 30 day notice to the Company on May 1, 2015 for the note to be repaid in full plus any interest due. On June 30, 2015 an Addendum to Promissory Note was executed and agreed that the payment of $46,975, $44,325 plus accrued interest of $2,650 in connection with the Debt Purchase Agreement represents the total settlement of the Note. Also, on June 30, 2015 a current shareholder and services provider agreed to assume the new $46,975 note with the existing terms and conditions and an addendum was signed for the assumption and making the note convertible into the Company’s common stock at a 50% discount to the average price for the previous 5 trading days and the new Note is non-interest bearing. The addendum was treated as a debt extinguishment. The Company recorded a premium of $23,487 since the note was convertible at a fixed rate to a fixed monetary amount equal to $70,462 pursuant to ASC 480. On June 30, 2015 the balance on the note was $70,462 which includes the $23,487 premium.

(13)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

On June 24, 2015, a current shareholder agreed to invest $40,000 in a two year convertible note with an 8% coupon. The note is convertible into the Company’s common stock at a 35% discount to the average closing price of the previous 5 trading days. The note holder was also issued 55,944 five year warrants with a $0.40 strike price and cashless exercise feature. The Company recorded a stock settled debt premium of $21,538 in accordance with ASC 480 and a warrant discount of $30,427 which is being amortized over the debt term. The balance net of discounts and premium was $31,111.

NOTE 4 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000. The balance as of June 30, 2015 was $40,333 including accrued interest. This line of credit has no maturity date. The annual interest rate is the Prime Rate plus 8%. The former CEO of ISA is the personal guarantor.

NOTE 5 - NOTES PAYABLE - OTHER FINANCING AGREEMENTS

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$3,645	9.95%	$8,892	9.95%
Third Party - Insurance Note 2	2,978	9.25%	20,376	9.25%
Third Party - Equipment Financing	—	—	3,787	13.48%
Third Party - Insurance Note 3	56,359	8.66%	—	—
Third Party - Insurance Note 3	44,684	8.99%	__	__
Total	$107,666		$33,055

The Company entered into an agreement on February 3, 2015 with its insurance provider by executing an $111,548 note payable (Insurance Note 3) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.66% payable in monthly installments of principal and interest totaling $9,803 through December 3, 2015.

The Company entered into an agreement on April 1, 2015 with its insurance provider by executing a $65,000 note payable (Insurance Note 4) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.99% payable in monthly installments of principal and interest totaling $5,775 through February 1, 2016.

(14)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Stock Purchase Agreement and Amendment

On September 19, 2014, UDC entered into a definitive material agreement for the Purchase of Uni-Data and Communications, Inc., (UDC) a division of Unity International Group Inc (UIG), based in New York City. The agreement called for UIG to sell UDC to duostech, as a wholly owned and operating entity. The companies executed a Stock Purchase Agreement (SPA) which called for the sale of 100% of the shares of UDC for the payment of $10 million.

The agreement was subject to duostech becoming a public entity and raising $12M in capital to render the purchase price and have sufficient working capital to operate UDC successfully.

The agreement could be terminated based on a number of conditions including duostech inability to raise the required funding and/or become a public entity. On February 12, 2015, the Company executed an amendment to the Stock Purchase Agreement with Unity International Group (UIG).  The original agreement was due to expire on January 31, 2015 without the payment of a $150,000 extension fee by duostech to UIG.  The amendment called for certain changes in terms and conditions related to the original stock purchase agreement including an adjustment of the purchase price from $10M to $7M of which $6.75M was to be paid in cash and the balance of $250K paid in ISA stock based on the fact that duostech had successfully agreed to a reverse merger with Information Systems Associates (ISA) although that transaction was not consummated at the time of that amendment.  Certain other conditions were also amended including an extension of the closing date, without payment of an extension fee to June 30, 2015 and a further optional extension period to May 31, 2015 with the payment of an extension fee of $150,000 with certain credits of this fee against the purchase price if the deal was closed by April 30, 2015.  On April 1, 2015, duostech closed its reverse merger with the Company as a condition precedent to closing the UDC transaction and on April 5, 2015, remitted $150,000 in payment of the extension fee to UIG thereby extending the agreement to May 31, 2015.   As previously disclosed in the Company’s interim report, the closing of the acquisition was subject to the Company raising the capital needed for the purchase price. As the necessary amounts were not raised by May 31, 2015, the closing under the Agreement did not occur. The Company continued negotiations with the Seller after May 31, 2015 regarding an extension of such date and, although, the Seller granted a temporary extension through June 16, 2015, no agreement was reached relating to an extension acceptable to the parties. Accordingly, on June 26, 2015, the parties agreed to terminate the Agreement in accordance with its terms.

Placement Agency Agreement

On February 18, 2015, duostech agreed to engage an exclusive placement agent in connection with the possible private placement of equity, equity-linked or debt securities (the “Agreement”). The Agreement was for an initial term of 180 days and called for a transaction fee equal to 9% of amounts raised in the offering by the agent from qualified investors, payable in cash upon closing, and warrants for 9% of the aggregate amount of all equity and equity-linked securities actually placed in the offering by the agent. Additionally, duostech undertook to pay costs and expenses of the placement agent associated with the offering, which were not to exceed $40,000. On June 29, 2015, the Company and the placement agent terminated the agreement; no success fee amounts were due. Previously, on October 30, 2014, such entity was engaged as an exclusive financial advisor and pursuant to such engagement was paid a total of $15,000 in respect of the merger with ISA.

Litigation

On or about December 22, 2014, Corky Wells Electric (“CW Electric”) filed suit in the Circuit Court of Boyd County, Kentucky, demanding relief related to a promissory note issued by duostech to CW Electric on December 10, 2008 in the amount of $741,329. duostech further entered into a “Stipulation for Settlement” on September 30, 2009 wherein CW Electric agreed to dismiss its lawsuit and duostech agreed to resume payments. CW Electric is claiming that duostech breached the terms of that Stipulation for Settlement by not making the required number of payments. The plaintiff contends that due to the breach of payment terms, under the terms of the Promissory Note, the outstanding amount continues to accrue interest at the rate of 18% per annum, compounded monthly for a total of $1,411,650 due through the future final payment date. Amounts of $1,411,650 and $1,411,650 have been accrued as a contingent lawsuit payable at June 30, 2015 and December 31, 2014, respectively.

The Company disputes plaintiff’s computation and has retained counsel who has initially filed a motion to move the lawsuit into Federal court, which was successful and obtained an extension of time to respond to C.W. Electric’s Complaint. The Company believes that it has meritorious defenses to Plaintiff’s allegations.

In early 2015, the Company elected to cancel its software development with FacilityTeam of Ontario, Canada. This cancellation was based primarily on a lack of deliverables against pre-agreed project milestones. FacilityTeam elected to file a suit for breach of contract in Palm Beach county Florida which both had no merit and was in direct contravention of the agreed resolution for disputes being mediation and, if necessary, Arbitration. The Company’s counsel was successful in getting the court to order mediation which was scheduled for August 10, 2015 (see Subsequent Events).

Delinquent Payroll Taxes Payable

The Company has a delinquent payroll tax payable at June 30, 2015 and December 31, 2014 in the amount of $303,179 and $600,181, respectively. Currently, the Company has satisfied $353,859 of the December 31, 2014 balance and will continue to make monthly payments to the IRS in the amount of $25,000 for the remaining balance. The Company has requested an installment plan.

Operating lease

The lease of the Company’s offices prior to the merger with duostech was terminated due to the relocation of our office to Jacksonville, FL as a result of the completion of reverse triangular merger.

(15)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 7 – RELATED PARTIES

As of June 30, 2015 and December 31, 2014 there were various notes and loans payable to related parties (see Note 3). The Company also has accounts payable-related parties due to an officer for expense reimbursement and due to an affiliate for services in the total amount of $36,293 at June 30, 2015.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Conversion of Debt

On March 31, 2015, Duos Ventures LLC converted $1,415,546 of convertible debentures which included $7,176 accrued interest into 2,211,791 shares of Common stock as a result of the closing of a reverse merger with Information Systems Associate, Inc. (ISA). The conversion was priced at a 20% discount from the ISA closing price on March 31, 2015 of $0.80 for a net conversion price of $0.64 per share in accordance with the original terms of the convertible debentures. As a result of this conversion, $37,120 of accrued debt premium relating to the 3% provision (see Note 3) was reclassified to equity and a $352,093 interest expense was recognized and recorded as a debt premium on March 31, 2015 pursuant to the resolution of the contingency under ASC 480 and reclassified to equity.

Reverse Merger

On April 1, 2015, the Company completed a reverse triangular merger, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among the Company (“Duos”), Information Systems Associates, Inc. (ISA), a publicly traded company, and Duos Acquisition Corporation, a Florida corporation and wholly owned subsidiary of ISA (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub merged with and into Duos, with Duos remaining as the surviving corporation and a wholly-owned subsidiary of ISA (the “Merger”). The Merger was effective as of April 1, 2015, upon the filing of a copy of the Merger Agreement and articles of merger with the Secretary of State of the State of Florida (the “Effective Time”). As part of the merger agreement, ISA confirmed to Duos executives that its stockholders would receive 60,000,000 common shares of ISA. The Company intends to carry on Duos’ business as a line of business following the Merger. The Company also intends to continue ISA's existing operations through its existing wholly owned subsidiary, TrueVue 360, Inc. Duos made the decision to become a public company to give it broader access to the public financial markets to support its growth goals.  The objective was to streamline the merger process by finding a clean, operating entity with no “toxic” debt and that was not and had never been a shell company.

The merger is being accounted for as a reverse merger using the acquisition method under ASC 805-40 with ISA deemed to be the acquired company for accounting purposes.  This determination is based on Duos shareholders obtaining an approximate 98% voting control as well as management and Board control of the combined entity. Accordingly, the assets and liabilities and historical operations that are reflected in the consolidated financial statements after the merger are those of Duos stated at historical cost and the assets and liabilities of ISA were recorded at their fair values at the merger date. The results of operations of ISA are only consolidated with the results of operations starting on the merger date. An analysis of Duos Technologies established a total enterprise valuation of $19,350,000 using a relative values approach. At the time of the merger, it was estimated that ISA shareholders would own approximately 2% of the outstanding stock after issuance of 60,000,000 shares to Duos shareholders.  This resulted in a purchase price of $393,929. The difference between the recorded historical value of assets acquired and liabilities assumed totaling $1,578,816 was allocated $165,000 for trade name and technology and a further $250,000 for existing customer relationships both of which will be amortized over 2 years.  These trade name and technology amounts are based on the value of a secured loan against the patent and software and the customer relationships is calculated based on the estimated gross margin for the next two years for certain customer relationships.  The remaining $1,163,816 is allocated to Goodwill which is the expected synergies that will benefit the combined entity. Goodwill is not expected to be deductible for income tax purposes. For accounting purposes, the Company is deemed to have issued 1,246,870 common shares to the ISA shareholders for a purchase price of $393,929.

In connection with the merger, the Company incurred acquisition costs of $36,718 in 2014 of which $16,425 is included in professional fees, $10,000 is included in salaries, wages and contract labor and $10,293 is included in general and administrative expenses on the December 31, 2014 statements of operations. In addition, the Company incurred $75,489 in 2015 of which $31,812 is included in professional fees, $35,000 is included in salaries, wages and contract labor and $8,677 is included in general and administrative expenses as of March 31, 2015.

(16)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The fair value of the assets acquired and liabilities assumed in the merger are as follows:

Assets acquired:
Cash	$1,347
Trade name and technology	165,000
Customer relationships	250,000
Goodwill	1,163,816
Total assets	1,580,163

Liabilities assumed:
Accounts payable	216,461
Loans payable	748,426
Accrued expenses	35,275
Accrued salary	184,263
Deferred revenue	1,809
Total liabilities	1,186,234
Purchase price	$393,929

The estimates of fair values and the purchase price allocation is subject to change pending the finalization of the valuation of assets acquired and liabilities assumed.

The following unaudited pro forma consolidated results of operations have been prepared as if the merger occurred on January 1, 2014:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Net Revenues	$1,107,166	$4,603,768
Net Loss	$(1,338,399)	$(3,049,378)
Net Loss per Share	$(.02)	$(.05)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

All share and per share data in the accompanying financial statements and footnotes have been retroactively reflected for the exchange. On June 30, 2015, the Company assessed the valuation of its intangible assets and goodwill acquired in the April 1, 2015 merger and determined to charge $1,578,816 to operations as a loss on impairment.

Common stock issued for services and settlements

On May 27, 2015 the Company settled a $33,000 payable to an investor relations firm with 41,250 common shares. There was no gain or loss.

(17)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

On May 20, 2015, the Company entered into a 1-year agreement with a third party for consulting services.  The prepaid vested shares were issued in June 2015 and valued on that day at the closing price of the stock on the previous day of $0.65 per share for a total of $65,000. The $65,000 was recorded as a prepaid asset which is being amortized to expense over the agreement term.

On March 31, 2015, the Company issued 50,000 of common stock to a software engineering vendor for a $20,000 partial settlement of an outstanding payable. The shares were valued at $0.336 per share, or $16,800, based on contemporaneous conversions of the Company's Preferred Stock Series A & B to Common Stock. The Company recorded a $3,200 gain on the settlement of this payable which is included in Other Income in the statement of operations.

In conjunction with and subsequent to the merger agreement, ISA Warrant Holders were granted 19,387 common shares in exchange for existing warrants.  The difference between the fair value of the warrants surrendered and the shares issued resulted in a loss on a settlement of $3,082 charged to operations.

On June 30, 2015, the Company’s CFO agreed to exchange $56,482 of accrued salary for restricted shares of the Company.  The Company issued 141,205 shares based on a closing trading price of $0.40 per share.  The shares were further divided and allocated by the CFO to three other parties including two charitable organizations and the son of the CFO with the CFO retaining 45,000 shares. There was no gain or loss on the settlement.

NOTE 9 – COMMON STOCK PURCHASE WARRANTS

Warrants

Following is a summary of activity for warrants to purchase common stock for the three months ending June 30, 2015.

	June 30, 2015
	Shares	Weighted Avg. Exercise Price
Assumed in merger on April 1, 2015	82,875	$4.00
Warrants issued with debt	55,944	$.40
Conversions	(33,750)	$5.94
Outstanding at end of period	105,069	$3.44
Exercisable at end of period	105,069	$3.44

(18)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2015 the Company agreed terms with a shareholder for the conversion of an outstanding note of $50,000. The note had expired at the end of 2014 and the shareholder agreed to convert the original principal of $50,000 in the Company’s stock and that the balance of the interest of $13,975 would be paid in cash.

On July 8, 2015 the Company received $10,000 and on July 17, 2015 the Company received an additional $10,000 from a shareholder in the form of a $20,000 Convertible Note. The terms of the note are 2 years, convertible into the Company’s stock at a 35% discount from the average of the previous 5 trading day’s closing prices prior to notice of conversion. The Company will record a note premium in the amount of $10,769 based on this note qualifying as stock settled debt under ASC 480.

On July 14, 2015 the Company did not make a payment to a shareholder for a note that came due on that date. The note is for $150,068 in principal and accrued interest of $14,932 for a total of $165,000. Management has been in ongoing discussions with the noteholder regarding converting part of note into the Company’s stock and as of this report, these negotiations are ongoing.

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services (as discussed in Note 6). The Company strongly believed that FacilityTeam did not deliver the products promised and felt that we would prevail in an upcoming Arbitration called for by the contract between the parties. Ultimately, the Company opted to settle the matter for the anticipated cost of the litigation which was estimated be at least $60K rather than spend further resources on defending the claim and pursuing the counterclaim against FacilityTeam. The Company agreed to pay to FacilityTeam $2,500 per month starting in the fourth quarter of 2015 for 24 months and anticipates taking a charge in third quarter of 2015 of the settlement amount.

(19)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this form 10-Q. Certain statements made in this discussion are “forward-looking statements” within the meaning of the private securities litigation reform act of 1995. Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company’s ability to continue as a going concern; the Company’s intended business plans; the ability to raise working capital; expectations as to market acceptance of the Company’s products; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. these factors include, but are not limited to, the Company’s ability to continue as a going concern; the Company’s inability to raise funds to continue operations; the effect of a going concern statement by the Company’s auditors; the success of our recent merger with Duos Technologies, Inc. (“duostech”); the success of the merged operations; the competitive environment generally and in the Company’s specific market areas; changes in technology; the availability of and the terms of financing; changes in costs and availability of goods and services; economic conditions in general and in the Company’s specific market areas; demographic changes; changes in federal, state and /or local government law and regulations affecting the technology; changes in operating strategy or development plans; and the ability to attract and retain qualified personnel. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

OUR COMPANY

Duos Technologies Group, Inc. (“Duos” or the “Company”), formerly known as Information Systems Associates, Inc., was incorporated in Florida on May 31, 1994. The Company is headquartered in Jacksonville, Florida. Its wholly owned subsidiary, duostech is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems, with a focus on homeland security applications. duostech converges traditional security measures with information technologies to create “actionable intelligence”. duostech’s IP is built upon two of its core technology platforms ( praesidium® and centraco™ ), both distributed as licensed software suites, and natively embedded within engineered turnkey systems (see detailed description of the Company’s products at its website www.duostech.com).

praesidum® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (“AMS”). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected.

centraco™ is a comprehensive user interface that includes the functionalities of a Physical Security Information Management (PSIM) system as well as those of an Enterprise Information System (EIS) . This multi-layered interface can be securely installed as a stand-alone application suite inside a local area network or pushed outside a wide area network using the same browser-based interface. It leverages industry standards for data security, access, and encryption as appropriate. The platform also operates as a cloud-hosted solution.

The Company's strategy includes continues expanding its technology base through organic development efforts and strategic partnerships. duostech's primary clients are railroad owner/operators, petro-chemical plants, utilities and hospitals that are vulnerable to attack, and in the case of the railroads, illegal ridership and border security issues.

ISA's original business for IT Asset Management (ITAM) within large data centers continues its sales efforts through large strategic partners. The Company developed a methodology for the efficient data collection of assets contained within large data centers and was awarded a patent in 2010 for specific methods to collect and audit data. The Company's original mission was to develop, market and implement software and professional services to the world's largest data centers in the area of ITAM and it has ongoing relationships with strategic partners to supply professional services and implement software to support those efforts.

(20)

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison For the Three months ended June 30, 2015 compared to Three months ended June 30, 2014

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	June 30,
	2015	2014	Change
REVENUES:
Project revenue	$1,017,855	$574,487	$443,369
Maintenance and technical support	591,014	575,012	16,001

Total Revenues	1,608,869	1,149,499	459,370

COST OF REVENUES:
Project revenue	529,889	388,410	141,478
Maintenance and technical support	223,394	179,295	44,099

Total Cost of Revenues	753,283	567,706	185,578

GROSS PROFIT	855,586	581,793	273,792

OPERATING EXPENSES:
Selling and marketing expenses	84,736	65,198	19,538
Salaries, wages and contract labor	632,226	506,212	126,014
Research and development	41,661	46,630	(4,968)
Professional fees	34,827	(3,300)	38,127
General and administrative expenses	360,527	75,049	285,479
Impairment loss	1,578,816	—	1,578,816

Total Operating Expenses	2,732,793	689,788	2,043,007

LOSS FROM OPERATIONS	(1,877,209)	(107,995)	(1,769,215)

OTHER INCOME (EXPENSES):
Interest expense	(175,118)	(32,350)	(142,768)
Gain on settlement of accounts payable	—	—	—
Other income, net	5	11	(6)

Total Other Income (Expense)	(175,113)	(32,339)	(142,774)

Loss before income taxes	(2,052,322)	(140,333)	(1,911,989)

Franchise tax	—	(860)	860

NET LOSS	(2,052,322)	(141,193)	(1,911,129)
Preferred stock dividends	—	(134,094)	134,094
Net loss applicable to common stock	$(2,052,322)	$(275,287)	$(1,777,035)

(21)

Revenues

Revenues were $1,608,869 and $1,149,499 for the three months ended June 30, 2015 and 2014, respectively. The increase in revenue for 2015 is due to increased project activity amounting to $443,368, in addition to an increase in service of $16,002.

Cost of Revenues

Costs of revenues were $753,283 and $567,706 for the three months ended June 30, 2015 and 2014, respectively. The increase in 2015 cost of revenues reflects the proportional increase in project revenue as well as additional maintenance and technical support expenses related to new projects.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 and 2014 were $2,732,795 and $689,788, respectively. The increase in operating expenses resulted from an increase in administrative and general expense, salaries, wages and contract labor and professional fees expense of $126,014 and $38,127, respectively. The significant increase in administration and general expense of $285,479 includes an extension fee for UDC acquisition of $150,000, a decrease in the same period in 2014 with over $45,000 in write off’s and $19,500 increase in 2015 for director fees. The increase in salaries, wages and contract is due to adding the employee’s from the merger and an increase in commissions due to the increase in revenue. The increase in professional fees is mainly due to legal and accounting services related to the merger. Additionally, an impairment charge was recorded during the three month ended June 30, 2015 of $1,578,816.

Loss From Operations

The loss from operations for the three months ended, June 30, 2015 and 2014 was $1,877,209 and $107,995, respectively. The increase in loss from operations can be attributed to the increase in overall cost of the merger, impairment charges and operating as a public entity.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2014 was $175,118 and $32,350, respectively. The increase in interest expense primarily resulted primarily from an increase in non-cash note payable discount interest expense of $105,926 as a result of the settlement of certain convertible notes and other financing costs related to on- going working capital requirements during the transition period prior to the merger.

Net Loss

Net loss for the three month period ended June 30, 2015 and 2014 was $2,052,322 and $275,287, respectively. The approximate $1,777,035 increase in net loss was due to the impairment loss of $1,578,816 for goodwill and intangible assets, increases in other operating expenses of $190,398 and an increase in interest expense of $142,768. Net loss per common share was $0.03 and $0.01 for the three month period ended June 30, 2015 and 2014, respectively. Weighted average common shares outstanding for the three month period ended June 30, 2015 and 2014 were 60,811,682 shares and 56,605,329 shares, respectively.

(22)

Comparison For the Six months ended June 30, 2015 compared to Six months ended June 30, 2014

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended
	June 30,
	2015	2014	Change
REVENUES:
Project revenue	$1,522,824	$1,055,234	$467,591
Maintenance and technical support	1,188,139	1,154,689	33,451

Total Revenues	2,710,963	2,209,922	501,041

COST OF REVENUES:
Project revenue	864,384	773,701	90,683
Maintenance and technical support	437,789	388,048	49,742

Total Cost of Revenues	1,302,173	1,161,748	140,425

GROSS PROFIT	1,408,790	1,048,174	360,616

OPERATING EXPENSES:
Selling and marketing expenses	144,064	134,475	9,590
Salaries, wages and contract labor	1,221,853	1,069,538	152,315
Research and development	91,497	98,433	(6,936)
Professional fees	125,132	925	124,207
General and administrative expenses	489,168	206,854	282,314
Impairment loss	1,578,816	—	1,578,816

Total Operating Expenses	3,650,530	1,510,225	2,140,305

LOSS FROM OPERATIONS	(2,241,740)	(462,051)	(1,779,689)

OTHER INCOME (EXPENSES):
Interest expense	(566,212)	(58,512)	(507,700)
Gain on settlement of accounts payable	3,200	—	3,200
Other income, net	6	14	(8)

Total Other Income (Expense)	(563,006)	(58,497)	(504,508)

Loss before income taxes	(2,804,746)	(520,548)	(2,284,197)

Franchise tax	—	(860)	860

NET LOSS	(2,804,746)	(521,408)	(2,283,337)
			—
Preferred stock dividends	(268,188)	268,188
Net loss applicable to common stock	$(2,804,746)	$(789,596)	$(2,015,149)

Revenues

Revenues were $2,710,963 and $2,209,922 for the six months ended June 30, 2015 and 2014, respectively. The increase in revenue for 2015 is due to increased project activity amounting to $467,590, in addition to an increase in service of $33,410.

(23)

Cost of Revenues

Costs of revenues were $1,302,173 and $1,161,748 for the six months ended June 30, 2015 and 2014, respectively. The increase in 2015 cost of revenues is due additional costs associated with new projects but costs increased at a lower rate than revenues and Gross Margins increased by 10% over the equivalent period in 2014.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 and 2014 were $3,650,530 and $1,510,225, respectively. The increase in operating expenses resulted from an increase in administrative and general expense, salaries, wages and contract labor and professional fees expense of $152,315, and $124,207, respectively. The significant increase in administration and general expense of $282,314 includes the extension fee for UDC acquisition of $150,000, a decrease in the same period in 2014 with over $45,000 in write off’s and $19,500 increase in 2015 for director fees. The increase in salaries, wages and contract is due to adding the employee’s from the merger and an increase in commissions due to the increase in revenue. The increase in professional fees is mainly due to legal and accounting services related to the merger. Additionally, the Company recorded an impairment charge of $1,578,816 for the six months ended June 30, 2015.

Loss From Operations

The loss from operations for the six months ended, June 30, 2015 and 2014 was $2,241,740 and $462,051, respectively. The $1,779,689 increase in loss from operations can be attributed to the increase in overall cost of the merger, impairment charges and operating as a public entity.

Other Income (Expense)

Interest Expense

Interest expense for the six months ended June 30, 2015 and 2014 was $566,212 and $58,512, respectively. The $507,700 increase in interest expense primarily resulted primarily from an increase in non-cash note payable discount interest expense and other non-cash financing costs as a result of the settlement of certain convertible notes and other financing costs related to on- going working capital requirements during the transition period prior to the merger.

Net Loss

Net loss for the six month period ended June 30, 2015 and 2014 was $2,804,746 and $789,596, respectively. The $2,015,149 increase in net loss was due to the impairment loss of $1,578,816 for goodwill and intangible assets, increases in other operating expenses of $561,489 and an increase in interest expense of $520,548. Net loss per common share was $0.05 and $0.01 for the six month period ended June 30, 2015 and 2014, respectively. Weighted average common shares outstanding for the six month period ended June 30, 2015 and 2014 were 59,278,951 shares and 56,605,329 shares, respectively.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

Six Months Ended

June 30,

		2015		2014
		(Unaudited)
Net cash used in operating activities		$(535,444)		$(407,460)
Net cash used in investing activities	$	(20,450)	$	(21,173)
Net cash provided by financing activities		$476,458		$496,423

(24)

2015 Period

Operating Activities

Net cash used in operating activities was $535,444 for the 2015 period, compared to net cash used in operating activities of $407,460 for the 2014 period. For the 2015 period, cash used in operating activities of $535,444 resulted from the net loss of $2.8 million and was offset primarily by a non-cash impairment losses of approximately $1.6M, amortization of discounts and premiums of $485,818, stock-based compensation of $98,000 and net changes in operating assets and liabilities of $80,518.

Investing Activities

Net cash used in investing activities of $20,450 was primarily from an investment in office equipment.

Financing Activities

The Company’s net cash provided by financing activities of $476,458 consisted primarily of proceeds from the issuance of convertible notes payable and other short term notes, offset by repayments of $129,507.

2014 Period

Operating Activities

Net cash used in operating activities was $407,460 for the six months ended June 30, 2014. Cash used in operating activities for 2014 resulted primarily from the operating loss of $521,408, offset by net changes in operating assets and liabilities of $85,316.

Investing Activities

The Company’s net cash used in investing activities of $21,173 was the result of office equipment purchases.

Financing Activities

The Company’s net cash provided by financing activities of $496,423 consisted primarily of proceeds from convertible notes payable and other short term notes, offset by bank overdraft of $97,491.

(25)

Liquidity

As of August 19, 2015, we had cash on hand of approximately $163,000. The Company needs to pay approximately $303,000 due to the IRS. In addition, the Company has approximately $85,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which must be paid monthly. In addition, we have $1.3 million in convertible and other notes payable due over the next 12 months, of which $165,000 is past due, $310,000 comes due in October 2015 and $100,000 due in December 2015.

In June 2015, we entered into a financing agreement with a third party whereby they agreed to invest in Company convertible notes from time to time up to a maximum amount of $2 million. We raised in June 2015 $115,000 from the facility.

We need to raise working capital and/or generate funds in order to meet our on-going operating requirements, including the integration of Duos following the merger, pay outstanding loans due as of August 14, 2015 in the aggregate approximate amount of $200,000 and to realize our business plan. We believe that our currently existing cash resources, including the financing facility referred to above and anticipated revenue stream, are sufficient to satisfy our operating requirements through December 31, 2015, provided that we generate through September 30, 2015 approximately $1 million in revenues and that we are able to defer the outstanding loans.

The Company’s business model provides for revenues from projects and ongoing maintenance. As of the filing of this report on Form 10-Q, we had a backlog of orders aggregating $7M, of which 50% is expected to be realized during 2015.

However, there are factors that can impact our ability to continue to fund our operating needs through December 31, 2015, including

●	Our ability to generate revenues of at least $1 million through September 30, 2015;

●	Our ability to expand sales volume;

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our ability and that of our contract manufacturers to maintain manufacturing costs as expected; and

●	Our continued need to reduce cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities and pursing new business opportunities.

Management continues in its efforts to raise working capital through the sale of its securities. However, the Company cannot provide any assurance that these plans will be successful. If we are unable to raise additional capital through a capital raise or revenues, it may be necessary for us to take measures to reduce our cash burn including laying-off personnel, or suspending or deferring certain activities. No assurance can be given that we will be able to raise the needed capital. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such “going concern” qualification may make it more difficult for us to raise funds. In addition, any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

(26)

OFF BALANCE SHEET ARRANGEMENTS

We have no-off balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue from its IT asset management business in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 104, "Revenue Recognition" and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605-25 which addresses Revenue Recognition for the software industry. The general criteria for revenue recognition under ASC 985-605 for our Company which sells software licenses which do not require any significant modification or customization is that revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

The Company’s IT asset management business generates revenues from three sources: (1) Professional Services (consulting & auditing); (2) Software licensing with optional hardware sales and (3) Customer Service (training and maintenance support);

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

For our Intelligent Technology Systems business, we derive revenues from projects and from maintenance and technical supports as follows:

(27)

Project Revenue

The Company constructs intelligent technology systems consisting of materials and labor under customer contracts. Revenues and related costs on project revenue are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, “Construction-Type and Production-Type Contracts”. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and other allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “costs and estimated earnings in excess of billings on uncompleted contracts”. Any billings of customers in excess of recognized revenues are recorded as a liability in “billings in excess of costs and estimated earnings on uncompleted contracts”. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.

The Company has contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Costs estimates are reviewed periodically on a contract-by-contract basis throughout the life of the contract such that adjustments to the profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available.

Maintenance and Technical Support

Maintenance and technical support services are provided on both an as-needed and extended-term basis and may include providing both parts and labor. Maintenance and technical support provided outside of a maintenance contract are on an as-requested basis, and revenue is recognized as the services are provided. Revenue for maintenance and technical support provided on an extended-term basis is recognized ratably over the term of the contract.

(28)

Multiple Elements

Arrangements with customers may involve multiple elements including project revenue and maintenance services in our Intelligent Technology Systems business. Maintenance will occur after the project is completed and may be provided on an extended-term basis or on an as-needed basis. In our IT Asset Management business, multiple elements may include any of the above four sources. Training and maintenance on software products may occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product. Revenue recognition for multiple element arrangement is as follows:

Each element is accounted for separately when each element has value to the customer on a standalone basis and there is Company specific objective evidence of selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price of the items when sold separately. Once the selling price is allocated, the revenue for each element is recognized using the applicable criteria under GAAP as discussed below for elements sold in non-multiple element arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting. The Company sells it various services and software and hardware products at established prices on a standalone basis which provides Company specific objective evidence of selling price for purposes of multiple element relative selling price allocation. The Company only sells maintenance services or spare parts based on its established rates after it has completed a system integration project for a customer. The customer is not required to purchase maintenance services. All elements in multiple element arrangements with Company customers qualify as separate units of account for revenue recognition purposes.

Deferred Revenue

Deferred revenues represent billings or cash received in excess of revenue recognizable on service agreements that are not accounted for under the percentage of completion method.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collections on the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Share-Based Compensation

Stock-based compensation is accounted for in accordance with the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the shorter of the period the employee or director is required to perform the services in exchange for the award or the vesting period. The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date”. The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

(29)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the accompanying financial statements include the allowance on accounts receivable, valuation of deferred tax assets, estimates of percentage completion on projects and related revenues, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards, valuation of long-lived assets for impairment, measurement and useful lives of property and equipment and valuation of loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. With the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to the material weakness noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(30)

Material weaknesses: due to the small size of its accounting staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting and did not have sufficient technical expertise with regard to financial reporting for publicly held companies.  We plan to rectify these weaknesses by hiring internal or external additional accounting personnel once we have the necessary resources to do so.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2015, other than those disclosed earlier in this document and previous filings, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to those unregistered securities previously disclosed in filings with the SEC, we have sold securities which are not registered under the Securities Act of 1933 (the “Act”), as described below.

Name or Class of Investor	Date Issued	No. of Securities	Consideration
Duos Technologies, Inc Common Stock Holders(1)	April 1	60,000,000	Cashless exchange of original Duos Technologies, Inc shares at a ratio of 8.29 shares of Company for each original share valued at $0.80 per share
Consultant (1)	May 28	41,250	Services valued at $0.80 per share
Warrant and Option Holders (2)	June 24	19,387	Cashless exchange of 33,750 warrants at an average exercise price of $5.94
Consultant (1)	June 24	100,000	Services valued at $0.65 per share
Officer (1)	June 30	141,205	Accrued salary valued at $0.40 per share

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

(31)

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

(32)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: August 19, 2015	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chief Executive Officer

Date: August 19, 2015	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Signature	Title	Date

/s/ Gianni B. Arcaini	Chairman, Chief Executive Officer	August 19, 2015
Gianni B. Arcaini

/s/ Adrian Goldfarb	Chief Financial Officer	August 19, 2015
Adrian Goldfarb	(Principal Financial Officer) and Director

/s/ Joseph Glodek	Director	August 19, 2015
Joseph Glodek

/s/ Alfred Mulder	Director	August 19, 2015
Alfred Mulder

/s/ Gjis van Thiel	Director	August 19, 2015
Gjis van Thiel

(33)