Form 10-Q/A
period 2015-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2015-08-27
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number 333-14229

Duos Technologies Group, Inc.
(Exact name of registrant as specified in its charter)
FLORIDA	65-0493217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6622 Southpoint Drive South, Suite 310, Jacksonville, Florida	32216 (Zip Code)
(Address of principal executive offices)

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

(1)

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 (the “Original 10-Q”) of Duos Technologies Group, Inc. solely to fix the clerical errors in XBRL (eXtensible Business Reporting Language) documents under Exhibit 101, which were filed with the Original 10-Q on August 19, 2015.

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

(2)

PART II

Item 6.  Exhibits

(a)  Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy ExtensionDefinition Linkbase Document
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(3)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Duos Technologies Group, Inc.

Date: August 27, 2015	By:	/s/ Adrian G. Goldfarb
Name: Adrian G. Goldfarb
Title: Chief Financial Officer

(4)