Form 10-Q
period 2015-09-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2015-11-16
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 10, 2015, Duos Technologies Group, Inc. had outstanding 64,385,937 shares of common stock, par value $0.001 per share.

(1)

SIGNATURES	36

(2)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,488	$85,435
Accounts receivable, net	1,170,066	317,934
Costs and estimated earnings in excess of billings on uncompleted contracts	318,150	218,309
Prepaid expenses and other current assets	221,071	92,859

Total Current Assets	1,723,775	714,536

Property and equipment, net	65,239	44,883

OTHER ASSETS:
Patents and trademarks, net	59,639	52,496

Total Other Assets	59,639	52,496

TOTAL ASSETS	$1,848,653	$811,915

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,596,314	$550,455
Accounts payable - related party	32,459	53,122
Commercial insurance/office equipment financing	76,463	33,055
Notes payable - related parties	598,051	75,000
Notes payable - net of discounts	68,646	—
Convertible notes payable, net of discounts, including premiums	557,214	1,425,106
Line of credit	40,214	—
Payroll taxes payable	315,006	600,181
Accrued expenses	986,833	694,498
Billings in excess of costs and estimated earnings on uncompleted contracts	531,688	153,783
Deferred revenue	652,096	865,394
Contingent lawsuit payable	1,411,650	1,411,650

Total Current Liabilities	6,866,634	5,862,244

Total Liabilities	6,866,634	5,862,244
Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value 10,000,000 authorized, none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized 63,318,512 and 57,738,209 shares issued and issuable, and outstanding at September 30, 2015 and December 31, 2014, respectively	63,319	57,738
Additional paid-in capital	16,557,995	13,517,159
Accumulated deficit	(21,639,295)	(18,625,226)

Total Stockholders' Equity (Deficit)	(5,017,981)	(5,050,329)

Total Liabilities and Stockholders' Equity (Deficit)	$1,848,653	$811,915

See accompanying condensed notes to the unaudited consolidated financial statements.

(3)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES:
Project	$1,366,565	$363,379	$2,891,198	$1,418,484
Maintenance and technical support	665,670	601,141	1,852,001	1,755,958
IT asset management services	209,965	—	209,965	—

Total Revenues	2,242,200	964,520	4,953,164	3,174,442

COST OF REVENUES:
Project	653,194	303,273	1,517,578	1,076,974
Maintenance and technical support	255,920	200,429	693,709	588,477
IT asset management services	94,747	—	94,747	—

Total Cost of Revenues	1,003,861	503,702	2,306,034	1,665,450

GROSS PROFIT	1,238,339	460,818	2,647,130	1,508,992

OPERATING EXPENSES:
Selling and marketing expenses	64,219	81,391	208,283	214,751
Salaries, wages and contract labor	686,081	597,751	1,907,934	1,667,289
Research and development	65,831	44,347	157,328	142,605
Professional fees	108,421	44,472	233,553	45,077
General and administrative expenses	249,363	118,200	738,531	326,663
Impairment loss	—	—	1,578,816	—

Total Operating Expenses	1,173,915	886,161	4,824,445	2,396,385

INCOME (LOSS ) FROM OPERATIONS	64,424	(425,343)	(2,177,315)	(887,393)

OTHER INCOME (EXPENSES):
Interest expense	(273,750)	(38,726)	(839,962)	(97,282)
Gain on settlement of accounts payable	—	—	3,200	—
Other income, net	2	16	8	75

Total Other Income (Expense)	(273,748)	(38,710)	(836,754)	(97,207)

Loss before income taxes	(209,324)	(464,053)	(3,014,069)	(984,600)

Franchise tax	—	—	—	(860)

NET LOSS	(209,324)	(464,053)	(3,014,069)	(985,460)

Preferred stock dividends	—	(134,094)	—	(402,282)

Net loss applicable to common stock	$(209,324)	$(598,147)	$(3,014,069)	$(1,387,742)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic	(0.00)	(0.01)	(0.05)	(0.01)
Diluted	(0.00)	(0.01)	(0.05)	(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	61,831,726	56,605,329	60,288,922	56,605,329
Diluted	61,831,726	56,605,329	60,288,922	56,605,329

See accompanying condensed notes to the unaudited consolidated financial statements.

(4)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash from operating activities:
Net loss	$(3,014,069)	$(985,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,372	42,219
Gain on settlement of accounts payable	3,200	—
Stock and warrants issued for services	123,775	—
Loss on settlement of debt	197,123	—
Amortization of prepaid consulting fees	17,854	—
Impairment loss	1,578,816	—
Changes in assets and liabilities:
Accounts receivable	(852,132)	366,698
Costs and estimated earnings on projects	(99,841)	(75,987)
Put premium	—	9,630
Prepaid expenses and other current assets	(133,231)	(35,116)
Accounts payable	(123,693)	(383,006)
Accounts payable - related party	(20,663)	(12,998)
Payroll taxes payable	(285,175)	171,598
Accrued expenses	348,818	(8,508)
Billings in excess of costs and earnings on uncompleted contracts	377,905	270,331
Deferred revenue	(213,298)	(61,643)

Net cash used in operating activities	(2,003,239)	(702,242)

Cash flows from investing activities:
Cash acquired in acquisition	1,346	—
Purchase of patents/trademarks	(11,470)	(1,500)
Purchase of fixed assets	(107,401)	(23,841)

Net cash used in investing activities	(117,525)	(25,341)

Cash flows from financing activities:
Bank overdraft proceeds	—	(97,491)
Proceeds from bank line of credit	40,214	—
Proceeds from related party notes	591,697	—
Proceeds from borrowings under convertible notes and other debt	1,374,498	1,138,740
Proceeds of insurance and equipment financing	43,408	35,066

Net cash provided by financing activities	2,049,817	1,076,315

Net increase (decrease) in cash	(70,947)	348,732
Cash, beginning of period	85,435	250
Cash, end of period	14,488	348,982

Supplemental Disclosure of Cash Flow Information:
Interest paid	$33,211	$37,380
Taxes paid	$800	$4,243

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued to settle notes payable and accrued interest	$2,215,959	$—
Common stock issued to settle accounts payable	$16,800	$—
Common stock issued for accrued salary	$56,482	$—
Reclassification of put premium liability on convertible notes to paid-in capital	$37,120	$—
Increase in debt discount and paid-in capital for warrants issued with debt	$30,722	$—

Liabilities assumed in share exchange	$1,186,234	$—
Less: assets acquired in share exchange	(1,347)	—
Net liabilities assumed	1,184,887	—
Fair value of shares exchanged	393,929	—
Increase in intangible assets	$1,578,816	$—

See accompanying condensed notes to the unaudited consolidated financial statements.

(5)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (formerly k/a Information Systems Associates, Inc (“ISA”), through its primary operating subsidiary “Duos Technologies, Inc. (“duostech” or the “Company”) is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems. duostech converges traditional security measures with information technologies to create “actionable intelligence.” duostech’s IP is built upon two of its core technology platforms (praesidium® and centraco™), both distributed as licensed software suites, and natively embedded within engineered turnkey systems (see detailed description of the Company’s products at its website www.duostech.com). praesidum® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (AMS). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected. centraco™ is a comprehensive user interface that includes the functionalities of a Physical Security Information Management (PSIM) system as well as those of an Enterprise Information System (EIS) . This multi-layered interface can be securely installed as a stand-alone application suite inside a local area network or pushed outside a wide area network using the same browser-based interface. It leverages industry standards for data security, access, and encryption as appropriate. The platform also operates as a cloud-hosted solution.

The Company’s strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and growth through strategic acquisitions. duostech’s primary target industry sectors include transportation, with emphasis on freight and transit railroad owners/operators, petro-chemical, utilities and healthcare.

As reported previously, Duos Technologies Group, Inc. is the result of the reverse merger between duostech and ISA, which became effective as of April 1, 2015. The merger was followed by the change of name to Duos Technologies Group, Inc., a symbol change from IOSA to DUOT and up-listing from OTC Pink to OTC QB.

ISA’s original business of IT Asset Management (ITAM) services for large data centers is now operated as a division of the Company that continues its sales efforts through large strategic partners. The Company developed a methodology for the efficient data collection of assets contained within large data centers and was awarded a patent in 2010 for specific methods to collect and audit data.

(6)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015 or for any other future period. These unaudited condensed consolidated financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto of Duos Technologies, Inc. for the years ended December 31, 2014 and 2013 included in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2015 (our “8-K/A”).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Duos Technologies, Inc., and TrueVue 360, Inc. All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying financial statements include the allowance on accounts receivable, valuation of deferred tax assets, estimates of percentage completion on projects and related revenues, valuation of intangible assets and goodwill, valuation of stock-based compensation, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards and valuation of loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2015. There were no amounts on deposit in excess of federally insured limits at September 30, 2015.

Significant Customers and Concentration of Credit Risk

The Company, by policy, routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced any write-downs in its accounts receivable balances through September 30, 2015. A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues for the nine months ended September 30, 2015 and 2014, and total accounts receivable at September 30, 2015 and December 31, 2014, respectively:

(7)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

2015				2014
Revenue		Accounts Receivable		Revenue		Accounts Receivable
Customer A	22%	Customer A	27%	Customer A	47%	Customer A	46%
Customer B	21%	Customer B	26%	Customer B	28%	Customer B	24%
Customer C	20%	Customer C	15%			Customer C	15%
Customer D	14%

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At September 30, 2015, outstanding warrants to purchase an aggregate of 614,681 shares of common stock and 2,260,085 shares of common stock issuable upon conversion of convertible debt were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

(8)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Segment Information

The Company operates in one reportable segment.

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of September 30, 2015 this guidance would not have a material effect on the consolidated balances current presentation.

(9)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $3,014,069 including an impairment loss of $1,578,816 and other non-cash charges to earnings related to the reverse merger with Information Systems Associates for the nine months ended September 30, 2015. During the same period, cash used in operations was $2,003,239. The working capital deficit, stockholders’ deficit and accumulated deficit as of September 30, 2015 was $5,142,859, $5,017,981 and $21,639,295, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital and become profitable. Our management embarked on a business growth strategy in 2014 to engage with private companies in or related to our market space with the intention of a merger or acquisition. In April 2015, the Company completed a previously announced reverse triangular merger whereby duostech became a wholly owned subsidiary of the Company. The two companies are now integrated and continue to operate in their respective markets. In addition, a complete and detailed plan of operations has been developed which contemplates seeking to raise capital and focus on growing revenue and profits from existing operations. On June 30, 2015, the Company retained a broker dealer to assist it in its capital raising efforts on a “best efforts basis”. At the present time, there are no commitments for any amounts. The Company has also shed expenses from existing operations as a result of the merger.

Management believes that the actions presently being taken provide the opportunity for the Company not only to continue as a going concern but also grow substantially and thus achieve profitability in the near future. Ultimately however, the continuation of the Company as a going concern is dependent upon the ability of the Company to execute the plan described above, generate sufficient revenue and to attain profitable operations. These unaudited, consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(10)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 3 – DEBT

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Notes Payable	Principal	Interest*	Principal	Interest*

Shareholder	$65,000	.75%	$65,000	.75%
Related party	15,000	1.5%	—	—
Related party	28,040	—	—	—
Related party	36,500	.67%	10,000	.67%
Related Party	25,670	—	—	—
Related Party	10,000	2.5%	—	—
Shareholder	100,000	1.0%	—	—
CFO	7,841	—	—	—
Shareholder	310,000	.50%	—	—
Total	$598,051		$75,000

* effective interest rate per month including default penalties

On May 28, 2008, a shareholder who is indirectly invested in the Company with the Chief Executive Officer (CEO) through another entity, loaned the Company the sum of $65,000 at an annual percentage rate of 9%. There was an accrued interest balance of $41,918 and $37,531 as of September 30, 2015 and December 31, 2014, respectively. The note was repayable on or before September 15, 2008 although no demand for repayment has been received from the holder. There is no formal written agreement and the terms are documented on a letter from a former Chief Financial Officer (CFO) of the Company. The terms contain no default clauses and as of the time of this report, no demand for repayment has been made or expected. The Company intends to either negotiate a conversion to common stock or to repay the loan when sufficient working capital permits such action.

Upon the consummation of the merger on April 1, 2015, the Company assumed an Original Issue Discount (OID) promissory note with a remaining principal balance of $15,000 accruing interest at 1.5% per month. On September 30, 2015 there was an outstanding principal balance of $15,000 and an accrued interest balance of $2,132. The note is currently due and the note holder has not made any demand for payment at this time.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes from an entity which had previously extended credit on a revolving basis for working capital. The total principal balance was $212,693 at the time of the merger and carried total interest and extension fees of 2.5% per month. On September 30, 2015, the note and accrued interest for a total of $275,660 was exchanged for 1,002,401 common shares. The same lender had extended further credit to the Company’s TrueVue360 subsidiary which on September 30, 2015 had a principal balance of $28,040 and accrued interest balance of $9,777 totaling $37,817. The note can be extended each time for a further 30 days on payment of a 1% extension fee in addition to the 1.5% interest cost which can be accrued. The Company agreed to convert this note to an 18-month term loan with 0% interest and monthly payments of $2,100 starting November 1, 2015. The Company also issued 501,201 5-year warrants with a strike price of $0.28 as consideration for the conversion of the larger note and the zero interest feature of the extended payment plan.

(11)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

On December 12, 2013, the wife of the CEO loaned the Company the sum of $10,000 at an annual percentage rate of 8%. On January 29, 2015 and March 3, 2015, the wife of the CEO loaned the Company an additional $12,000 and $5,000, respectively. On September 30, 2015 an additional $9,500 was loaned to the Company. The total principal due at September 30, 2015 and December 31 2014 was $36,500 and $10,000, respectively. There was accrued interest balance of $2,326 and $842 as of September 30, 2015 and December 31, 2014, respectively. The note is repayable on demand of the holder. As of the time of this report, no such demand has been made.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $30,378 from the former CEO of ISA. These amounts are non-interest bearing and are due on demand. The Company pays these loans as sufficient funds become available. At September 30, 2015, the loan had an outstanding balance of $25,670.

Upon the consummation of the merger on April 1, 2015, the Company assumed an OID promissory note with a remaining principal and accrued interest balance of $10,593. During the third quarter 2015, interest payments of $1,500 were paid. At September 30, 2015 the principal balance of the note was $10,000, and an accrued interest balance of $629 at a rate of 2.5% per month including interest and extension fees.

On March 10, 2015, the Company received a $100,000 loan from a related party principal shareholder. The note accrues interest at the rate of 12% per annum and is repayable on or before December 15, 2015. There was accrued interest balance of $6,690 as of September 30, 2015. (As described in more detail under Note 10 “Subsequent Events”, the Company and shareholder have agreed to convert the principal amount and accrued interest to common stock effective October 28, 2015.)

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes with a total principal balance of $8,783 due to the Company’s CFO. During the second quarter 2015, the CFO loaned the Company an additional $365 and the Company made payments to the CFO during the same period in the amount of $1,307. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. At September 30, 2015, the CFO had an outstanding loan balance of $7,841.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a principal balance of $857 due to a former Board member. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. On September 11, 2015 the note was paid in full.

On March 3, 2015, the Vice President of Accounting of the Company loaned the Company the sum of $1,500 at an annual percentage rate of 8%. There was accrued interest balance of $9 as of June 30, 2015. The note is repayable on demand of the holder in the event of a significant accounts receivable payment to the Company. The company repaid the loan in full on April 15, 2015.

On April 8, 2015, the Company received a $310,000 loan from a related party principal shareholder. The note accrues interest at the rate of 6% per annum and is repayable on or before October 31, 2015. There was accrued interest balance of $8,616 as of September 30, 2015 (As described in more detail under Note 10 “Subsequent Events”), the Company and shareholder have agreed to replace the note with a new note in the amount of $320,166, which includes principal and accrued interest through October 31, 2015. Repayment shall occur in eleven monthly payments of $27,750 plus one final payment of $27,006.63 (including interest of 6%) beginning on or before December 31, 2015.

(12)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Notes Payable-Net of Discounts

	September 30, 2015
Notes Payable	Principal	Interest

Shareholder	$9,600	—
Shareholder-debt discount	(954)	—
Vendor	60,000	—
Total	$68,646

Upon the consummation of the merger on April 1, 2015, the Company assumed a non-interest bearing OID promissory note with a remaining principal balance of $33,600 ($26,923 net of OID discounts) pursuant to a 1 year funding which began in August 2014, secured by future receivables up to $62,400 (which was the original principal balance of the note). The Company is amortizing the original issue discount over the term of debt. The unamortized discount at September 30, 2015 was $954. The Company is making a monthly payment of $4,800 and has 2 remaining payments. The principal balance due at September 30, 2015 was $9,600.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a principal balance of $50,000. On July 1, 2015, the principal balance of $50,000 was converted to 150,000 common shares, with an accrued interest balance of $13,750 payable in the fourth quarter 2015.

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company strongly believed that FacilityTeam did not deliver the products promised and felt that we would prevail in an upcoming arbitration called for by the contract between the parties. Ultimately, the Company opted to settle the matter for the cost of the litigation which was estimated be at least $60,000; rather than spend further resources on defending the claim and pursuing the counterclaim against FacilityTeam. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and taking a charge in third quarter of 2015 of the settlement amount of $60,000.

Convertible Notes Payable-Net of Discounts, Including Premiums

	September 30, 2015				December 31, 2014
Notes Payable	Principal	Discount	Premium	Principal, net of Discount Including Premium	Principal	Premium	Principal, Including Premium
Investor	$19,108	$—	$—	$19,108	$—	$—	$—
Vendor	50,000	—	50,000	100,000	—	—	—
Shareholder	125,000	—	—	125,000	—	—	—
Investor Group	115,000	—	61,923	176,923	1,398,370	26,736	1,425,106
Shareholder	46,975	—	23,488	70,463	—	—	—
Shareholder	40,000	(26,587)	21,538	34,951	—	—	—
Shareholder	20,000	—	10,769	30,769	—	—	—
Total	$416,083	$(26,587)	$167,718	$557,214	$1,398,370	$26,736	$1,425,106

Upon the consummation of the merger on April 1, 2015, the Company assumed a convertible promissory note with a remaining principal balance of $19,108 due to an Investor and Shareholder of the Company. The $19,108 convertible note is convertible into 5,720 common shares at $3.34 per share and is non-interest bearing and is currently due, although the note holder has not made any demand for payment at this time.

(13)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Upon the consummation of the merger on April 1, 2015, the Company assumed a convertible promissory note of $50,000 due to a vendor of the Company which included a premium of $50,000 relating to its treatment as stock settled debt under ASC 480. The $50,000 convertible note accrues interest at 1% per month and is convertible into the Company’s common stock at a 50% discount to the average closing bid prices for the 5 days immediately prior to the conversion date. The net note balance at September 30, 2015 is $50,000 and $3,246 in accrued interest.

Upon the consummation of the merger on April 1, 2015, the Company assumed a non-interest bearing OID promissory note due to an unrelated party stockholder, subject to a forbearance agreement and due July 14, 2015. A 25% penalty is due if the balance is not paid by the due date. Furthermore, 5% of all factor payments to the Company are to be used to pay down the note. The note is secured by certain of the Company’s intellectual property. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the stockholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. On September 21, 2015, the shareholder agreed to new terms to convert $81,250 of the $165,000 outstanding note to 506,421 common shares and the addition of the 25% penalty as stated above in the amount of $41,250, with a new note balance of $125,000, 15- month term and 8% interest. At September 30, 2015, the accrued interest was $2,082.

Pursuant to a financing agreement with one investor group (the “holder”), dated September 23, 2013, duostech issued a $10,000 debenture in 2015 and there were $1,398,370 of unsecured convertible debentures outstanding at December 31, 2014. The debentures bear interest at 6% annually and each debenture principal is due in three years from the debenture issuance date. The interest is due monthly in arrears. The principal balance at March 30, 2015 and December 31, 2014 was $1,408,370 and $1,398,370, respectively. The Company has been making its monthly interest payments and accordingly, accrued interest was $0 and $7,126 at September 30, 2015 and December 31, 2014. There is no default provision for the non-payment of interest when due. The maturity dates range from October 27, 2016 through November 30, 2017. The financing agreement states that these debentures will take highest priority over all other existing debt of the Company in the case of bankruptcy or other liquidation event. If any debenture is outstanding as of the maturity date then the Company shall pay a 3% premium on the principal in addition to repayment of the principal and any accrued interest. This 3% premium is being accrued as additional interest expense over the debentures terms. If the Company merges with a public entity then the holder has the right to (i) convert the remaining principal of one or more debentures into the combined Company’s stock at a 20% discount to the negotiated value of such stock according to the terms of the merger; or (ii) to call in one or more or even all of the debentures as due and payable within six (6) months of the “call” date with regard to each debenture and such obligation of the Company to pay shall include a 3% premium on the principal balance or (iii) let one or more of the debentures remain in effect according to the original terms, however, if the Company completes a merger with a public entity the Company has the right to pay-off the debentures remaining principal balance and with a required 3% premium and any accrued interest. Although these convertible debentures appear to meet the requirements of stock settled debt under ASC 480 due to the variable conversion fixed rate, no premium on the debt or related interest expense has been recorded at the debt issuance dates since the conversion option is contingent on a future event. On March 31, 2015, there was $1,415,546 of convertible debt which included $7,176 accrued interest that was converted into 2,211,791 shares of common stock as a result of closing of a reverse merger with Information Systems Associate, Inc. (ISA). The conversion was priced at a 20% discount from the Company’s closing price on June 30, 2015 of $0.80 for a net conversion price of $0.64 per share in accordance with the original terms of the convertible debentures. As a result of this conversion, $37,120 of accrued debt premium relating to the 3% provision noted above, which is not required to be paid to debenture holders, was reclassified to additional paid-in capital and a $352,093 interest expense was recognized and recorded as a debt premium on March 31, 2015 pursuant to the resolution of the contingency under ASC 480 and then reclassified to additional paid-in capital. In June 2015, the Company issued three Convertible Promissory Notes in the aggregate amount of $115,000 to the same investor group for a 2-year term, 8% coupon and convertible into the Company's common stock at a 35% discount from the 5-trading day’s average closing price immediately preceding conversion. On June 10, 2015 the investor made the first investment of $50,000, with subsequent further investments of $50,000 on June 16, 2015 and $15,000 on June 24, 2015. Based on the fixed conversion ratio, these notes are treated as stock settled debt under ASC 480 and accordingly, a premium of $61,923 was recorded and charged to interest expense. At September 30, 2015 the accrued interest was $2,711.

(14)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory with a remaining principal balance of $44,325 bearing interest at 1.5% per month. The note holder gave 30 day notice to the Company on May 1, 2015 for the note to be repaid in full plus any interest due. On June 30, 2015 an Addendum to Promissory Note was executed and agreed that the payment of $46,975, $44,325 plus accrued interest of $2,650 in connection with the Debt Purchase Agreement represents the total settlement of the Note. Also, on June 30, 2015 a current shareholder and services provider agreed to assume the new $46,975 note with the existing terms and conditions and an addendum was signed for the assumption and making the note convertible into the Company’s common stock at a 50% discount to the average price for the previous 5 trading days and the new Note is non-interest bearing. The addendum was treated as a debt extinguishment. The Company recorded a premium of $23,488 since the note was convertible at a fixed rate to a fixed monetary amount equal to $70,463 pursuant to ASC 480. On September 30, 2015 the balance on the note was $70,463 which includes the $23,488 premium and there was accrued interest of $2,131.

On June 24, 2015, a current shareholder agreed to loan to the Company $40,000 evidenced by a two year convertible note with an 8% coupon. The note is convertible into the Company’s common stock at a 35% discount to the average closing price of the previous 5 trading days. The note holder was also issued 55,944 five year warrants with a $0.40 strike price and cashless exercise feature. The Company recorded a stock settled debt premium of $21,538 in accordance with ASC 480 and a warrant discount of $30,427 which is being amortized over the debt term. At September 30, the balance net of discounts and premium was $34,951. At September 30, 2015 the accrued interest was $869.

On July 8, 2015 the Company received $10,000 and on July 17, 2015 the Company received an additional $10,000 from a shareholder in the form of a $20,000 Convertible Note. The terms of the note are 2 years, convertible into the Company’s stock at a 35% discount from the average of the previous 5 trading day’s closing prices prior to notice of conversion. The Company will record a note premium in the amount of $10,769 based on this note qualifying as stock settled debt under ASC 480 and a prepaid asset balance of $12,185 relating to warrants issued to the shareholder/vendor that will be amortized over 24 months. At September 30, 2015 the balance net of premium was $30,769 and accrued interest was $353.

NOTE 4 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000. The balance as of September 30, 2015 was $40,214 including accrued interest. This line of credit has no maturity date. The annual interest rate is the Prime Rate plus 8%. The former CEO of ISA is the personal guarantor.

(15)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 5 - NOTES PAYABLE - OTHER FINANCING AGREEMENTS

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$923	9.95%	$8,892	9.95%
Third Party - Insurance Note 2	18,823	9.75%	20,376	9.25%
Third Party - Equipment Financing	—	—	3,787	13.48%
Third Party - Insurance Note 3	28,478	8.66%	—	—
Third Party - Insurance Note 4	28,239	8.99%	__	__
Total	$76,463		$33,055

The Company entered into an agreement on December 13, 2014 with its insurance provider by executing an $8,892 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.95% payable in monthly installments of principal and interest totaling $930 through October 13, 2015.

The Company entered into an agreement on September 15, 2015 with its insurance provider by executing an $18,823 note payable (Insurance Note 2) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.75% payable in monthly installments of principal and interest totaling $1,678 through July 15, 2016.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Stock Purchase Agreement and Amendment

Prior to the consummation of the merger, on September 19, 2014, duostech entered into a definitive material agreement for the Purchase of Uni-Data and Communications, Inc., (UDC) a division of Unity International Group Inc (UIG), based in New York City. The agreement called for UIG to sell UDC to duostech, as a wholly owned and operating entity. The companies executed a Stock Purchase Agreement (SPA) which called for the sale of 100% of the shares of UDC for the payment of $10 million.

As reported previously, on June 26, 2015, the parties agreed to terminate the Agreement in accordance with its terms.

Placement Agency Agreement

On February 18, 2015, duostech engaged an exclusive placement agent in connection with the possible acquisition of UDC and required private placement of equity, equity-linked or debt securities (the “Agreement”).

On June 29, 2015, the Company and the placement agent terminated the agreement; no success fee amounts were due.

On July 1, 2015, duostech entered into a limited exclusive placement agent agreement in connection with the proposed offer and  placement of up to $5,000,000 of securities, convertible instruments, private notes or loans (excluding a registered public offering) of the Company.  The Agreement is for an initial term of 120 days. duostech paid an initial fee of $15,000 in connection with this engagement with a further $5,000 due upon the acceptance by duostech of a valid term sheet. In the event of a transaction being concluded, the agent will be paid 5% of senior debt that is not convertible and 8% cash plus 8% warrants of any equity based transaction.  As of this report, no acceptable term sheet has yet been presented and the Company continues to engage with the agent. The agreement remains in force until either party cancels.

(16)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Litigation

As previously reported, on or about December 22, 2014, Corky Wells Electric (“CW Electric”) filed suit in the Circuit Court of Boyd County, Kentucky, against duostech demanding relief related to a promissory note issued by duostech to CW Electric on December 10, 2008 in the amount of $741,329. The suit was subsequently removed to the United States District Court for the Eastern District of Kentucky, Ashland Division. Previously, duostech entered into a “Stipulation for Settlement” on September 30, 2009 wherein CW Electric agreed to dismiss a previous lawsuit and duostech agreed to resume payments on the promissory note. In its suit, CW Electric contended that duostech breached the terms of that Stipulation for Settlement by not making the required number of payments at the times stipulated therein. CW Electric further contended that due to the breach of payment terms, under the terms of the promissory note, the outstanding amount continued to accrue interest at the rate of 18% per annum, which compounded monthly for a total of $1,411,650 due through the future final payment date.

Effective October 28, 2015, duostech and CW Electric entered into a Settlement and Release Agreement (the “Settlement Agreement”) pursuant to which the parties have agreed to settle the suit upon the payment by duostech to CW Electric of $550,000 (the “Settlement Amount”) by February 15, 2016. An agreed judgment, evidencing the Company’s agreement to pay the Settlement Amount, was signed by the parties (the “Agreed Judgment”) and such document deposited into escrow with CW Electric’s counsel. At the time of the payment of the Settlement Amount, the Agreed Judgment is to be returned to the Company for destruction.

Under the terms of the Settlement Agreement, duostech is required to provide on or before November 27, 2015, a letter of intent or other reasonably sufficient documentation from a credible bank or financial institution of such bank’s or institution’s commitment to extend financing to the Company for the payment of the settlement amount (the “Security”). Upon provision of the Security, duostech will have until February 15, 2016 to pay the Settlement Amount and, if such amount is not paid by such date, then the Agreed Judgment is to be filed with the court and executed upon, with interest due at 12% per annum beginning February 15, 2016. If the Security is not provided by November 27, 2015, then the Agreed Judgment, plus interest at the rate of 12% per annum, is to be then filed with the court action but execution is to be stayed until February 15, 2016.

Upon payment of the Settlement Amount, CW will release the Company, duostech and affiliates from any action that could have been brought in the suit.

Subject to the year-end management review and independent audit, the Company anticipates that this development will result in a non-cash gain for the quarter ended December 31, 2015 in the approximate amount of $861,650. Amounts of $1,411,650 and $1,411,650 were previously accrued as a contingent lawsuit payable at September 30, 2015 and December 31, 2014, respectively, in the Company’s consolidated financial statements for these periods.

Delinquent Payroll Taxes Payable

The Company has a delinquent payroll tax payable at September 30, 2015 and December 31, 2014 in the amount of $283,411 and $600,181, respectively. The delinquent portion is included in the payroll taxes payable balance of $315,006 and $600,181, respectively, as shown on the Company’s consolidated balance sheet. Currently the Company continues to make monthly payments to the IRS in the amount of $25,000 for the remaining balance due. The Company has requested an installment plan.

Operating Lease

The lease of the Company’s offices prior to the merger with duostech was terminated due to the relocation of our office to Jacksonville, FL as a result of the completion of reverse triangular merger. We lease approximately 8,308 square feet at our Jacksonville, FL location.

(17)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 7 – RELATED PARTIES

As of September 30, 2015 and December 31, 2014 there were various notes and loans payable to related parties (see Note 3). The Company also has accounts payable-related parties due to an officer for expense reimbursement and due to an affiliate for services in the total amount of $32,459 at September 30, 2015.

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

The Merger was accounted for as a reverse merger using the acquisition method under ASC 805-40 with the Company (then named “Information Systems Associates, Inc.”) deemed to be the acquired company for accounting purposes.  This determination is based on then duostech shareholders obtaining an approximate 98% voting control as well as management and Board control of the combined entity. Accordingly, the assets and liabilities and historical operations that are reflected in the consolidated financial statements after the merger are those of duostech stated at historical cost and the assets and liabilities of the Company were recorded at their fair values at the merger date. The results of operations of the Company are only consolidated with the results of operations starting on the merger date. An analysis of duostech established a total enterprise valuation of $19,350,000 using a relative values approach. At the time of the merger, it was estimated that the Company shareholders would own approximately 2% of the outstanding stock after issuance of 60,000,000 shares to duostech shareholders in connection with the Merger. This resulted in a purchase price of $393,929. The difference between the recorded historical value of assets acquired and liabilities assumed totaling $1,578,816 was allocated $165,000 for trade name and technology and a further $250,000 for existing customer relationships, both of which will be amortized over 2 years.  These trade name and technology amounts are based on the value of a secured loan against the patent and software and the customer relationships is calculated based on the estimated gross margin for the next two years for certain customer relationships.  The remaining $1,163,816 is allocated to Goodwill which is the expected synergies that will benefit the combined entity. Goodwill is not expected to be deductible for income tax purposes. For accounting purposes, the Company is deemed to have issued 1,246,870 shares of common stock to the ISA shareholders for a purchase price of $393,929.

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

September 30, 2015

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

(19)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Common stock issued for services and settlements

On March 31, 2015, the Company issued 50,000 shares of common stock to a software engineering vendor for a $20,000 partial settlement of an outstanding payable. The shares were valued at $0.336 per share, or $16,800, based on contemporaneous conversions of the Company's Preferred Stock Series A & B to Common Stock. The Company recorded a $3,200 gain on the settlement of this payable which is included in Other Income in the statement of operations.

On May 20, 2015, the Company entered into a one year agreement with a third party for consulting services.  The prepaid vested 100,000 shares of common stock were issued in June 2015 and valued on that day at the closing price of the stock on the previous day of $0.65 per share for a total of $65,000. The $65,000 was recorded as a prepaid asset which is being amortized to expense over the agreement term.

On May 27, 2015 the Company settled a $33,000 payable to an investor relations firm with 41,250 shares of common stock. There was no gain or loss.

In conjunction with and subsequent to the merger agreement, ISA Warrant Holders were granted 19,387 shares of common stock in exchange for 33,750 existing warrants.  The difference between the fair value of the warrants surrendered and the shares issued resulted in a loss on a settlement of $3,082 charged to operations.

On June 30, 2015, the Company’s CFO agreed to exchange $56,482 of accrued salary for restricted shares of the Company.  The Company issued 141,205 shares of common stock based on a closing trading price of $0.40 per share.  The shares were further divided and allocated by the CFO to three other parties including two charitable organizations and the son of the CFO with the CFO retaining 45,000 shares. There was no gain or loss on the settlement.

On July 1, 2015, the principal balance of a promissory note of $50,000 was converted to 150,000 shares of common stock with a per share conversion price of $0.33. The shares were valued at their quoted trading price of $0.51 per share on the conversion date or $76,500 resulting in a loss on settlement of $26,500 included in interest expense.

On August 27, 2015, the Company issued 50,000 shares of common stock in connection with a consulting agreement for $100 with a per share price of $0.002. The shares were valued at $10,775 based on the quoted trading price of $0.2155 per share resulting in a consulting expense of $10,675.

During the third quarter of 2015, the Company issued 46,015 shares of common stock valued at the quoted trading price on the respective grant dates resulting in an expense of $15,000.

In the third quarter of 2015, Warrant Holders were granted 14,963 shares of common stock in exchange for existing 20,250 warrants.  The difference between the fair value of the warrants surrendered and the shares issued resulted in a gain on the settlements and therefore no charges were made to operations.

On September 21, 2015, the Company issued 506,421 shares of common stock in exchange for an $81,250 portion of an outstanding convertible note. The shares were valued at $0.27 per share or $136,734 resulting in a loss settlement of $55,484 recorded as interest expense.

On September 30 2015, the Company issued 1,002,401 shares of common stock in exchange for a promissory note and accrued interest totaling $275,660 with a related party. In addition, the Company issued 501,201 five year warrants in exchange for an extension of a note that was due in the amount of $37,817. The shares were valued at $260,624 or $0.26 per share and the warrants were valued at $130,175 using a Black-Scholes option pricing model, resulting in a total value of $390,799 and a loss settlement of $115,139 which was recorded as interest expense.

(20)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 9 – COMMON STOCK PURCHASE WARRANTS

Warrants

The following is a summary of activity for warrants to purchase common stock for the three months ending September 30, 2015:

	September 30, 2015
	Shares	Weighted Avg. Exercise Price
Assumed in merger on April 1, 2015	82,966	$4.00
Warrants issued with debt or debt modifications	585,715	$.36
Warrants exchanged for common stock	(54,000)	$5.59
Outstanding at end of period	614,681	$3.32
Exercisable at end of period	614,681	$3.32

During 2015, warrants for 501,201 common shares were issued for debt extension, warrants for 28,571 common shares were issued with debt and warrants for 55,943 common shares were issued with debt.

In 2015 through September 30, 2015, 54,000 warrants were exchanged for 34,350 common shares resulting in a loss on settlement of $3,082 charged to operations.

(21)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2015, the Company entered into an agreement with a financial consultant to introduce the Company to potential equity funding sources. duostech paid a $9,500 fee for them to perform due diligence in preparation for funding discussions with one or more of their funding partners with the objective of receiving a term sheet.  As of the date of this report, a draft term sheet has been received and the Company is in discussions with regard to the terms.

On October 26, 2015 the Company agreed terms with a shareholder for the conversion of an existing note of $20,000. The note was current and not due until July 2017. The shareholder agreed to convert the original principal of $20,000 plus $467 in accrued interest into 68,223 shares of the Company’s common stock. The shares were valued at $0.40 per share based on the quoted trading price for a total of $27,289 resulting in a loss on settlement of debt of $6,822.

On October 26, 2015 the Company agreed terms with a shareholder for the conversion of an existing note of $40,000. The note was current and not due until June 2017. The shareholder agreed to convert the original principal of $40,000 plus $1,096 in accrued interest into 136,986 shares of the Company’s common stock. The shares were valued at $0.40 per share based on the quoted trading price for a total of $54,794 resulting in a loss on settlement of debt of $13,698.

On October 27, 2015 the Company agreed terms with a shareholder for the conversion of four existing notes of $146,250. The notes were current and not due until earliest of June 2017. The shareholder agreed to convert the original total principal of $146,250 plus $3,542 in accrued interest into 499,308 shares of the Company’s common stock. The shares were valued at $0.40 per share based on the quoted trading price for a total of $199,723 resulting in a loss on settlement of debt of $49,931.

On October 28, 2015 the Company agreed terms with a shareholder for the conversion an existing note in the amount of $100,000. The notes were current and due December 15, 2015. The shareholder agreed to convert the original total principal of $100,000 plus $7,627 in accrued interest into 358,758 shares of the Company’s common stock. The shares were valued at $0.40 per share based on the quoted trading price for a total of $143,503 resulting in a loss on settlement of debt of $35,876.

Effective November 1, 2015 the Company agreed with a shareholder and greater than 10% stockholder for a new one-year amortizing note replacing the existing note due on October 31, 2015 (“Replacement Note”). The Replacement Note is in the amount of $320,166, which includes principal of $310,000 and accrued interest as of October 31 2015, and is payable in eleven monthly payments of $27,750 plus one final payment of $27,006.63 (including interest of 6%) beginning on or before December 31, 2015.

(22)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this form 10-Q. Certain statements made in this discussion are “forward-looking statements” within the meaning of the private securities litigation reform act of 1995. Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company’s ability to continue as a going concern; the Company’s intended business plans; the ability to raise working capital as needed; expectations as to market acceptance of the Company’s products; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. these factors include, but are not limited to, the Company’s ability to continue as a going concern; the Company’s inability to raise funds to continue operations; the effect of a going concern statement by the Company’s auditors; the success of our recent merger with Duos Technologies, Inc. (“duostech”); the success of the merged operations; the competitive environment generally and in the Company’s specific market areas; changes in technology; the availability of and the terms of financing; changes in costs and availability of goods and services; economic conditions in general and in the Company’s specific market areas; demographic changes; changes in federal, state and /or local government law and regulations affecting the technology; changes in operating strategy or development plans; and the ability to attract and retain qualified personnel. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

OUR COMPANY

Duos Technologies Group, Inc. (“Duos” or the “Company”), formerly known as Information Systems Associates, Inc., was incorporated in Florida on May 31, 1994. The Company is headquartered in Jacksonville, Florida. Its wholly owned subsidiary, duostech is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems, with a focus on homeland security applications. duostech converges traditional security measures with information technologies to create “actionable intelligence”. duostech’s IP is built upon two of its core technology platforms (praesidium® and centraco™), both distributed as licensed software suites, and natively embedded within engineered turnkey systems.

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

The Company’s strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and growth through strategic acquisitions. duostech’s primary target industry sectors include transportation, with emphasis on freight and transit railroad owners/operators, petro-chemical, utilities and healthcare.

ISA's original business for IT Asset Management (ITAM) services for large data centers is now operated as a division of the Company that continues its sales efforts through large strategic partners. The Company developed a methodology for the efficient data collection of assets contained within large data centers and was awarded a patent in 2010 for specific methods to collect and audit data.

(23)

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison For the Three months ended September 30, 2015 compared to Three months ended September 30, 2014

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	September 30,
	2015	2014	Change
REVENUES:
Project revenue	$1,366,565	$363,379	$1,003,186
Maintenance and technical support	665,670	601,141	64,529
Data center professional services	209,965	—	209,965

Total Revenues	2,242,200	964,520	1,277,680

COST OF REVENUES:
Project revenue	653,194	303,273	349,921
Maintenance and technical support	255,920	200,429	55,491
Data center professional services	94,747	—	94,747

Total Cost of Revenues	1,003,861	503,702	500,159

GROSS PROFIT	1,238,339	460,818	777,521

OPERATING EXPENSES:
Selling and marketing expenses	64,219	81,391	(17,172)
Salaries, wages and contract labor	686,081	597,751	88,330
Research and development	65,831	44,347	21,484
Professional fees	108,421	44,472	63,949
General and administrative expenses	249,363	118,200	131,163
Impairment loss	—	—	—

Total Operating Expenses	1,173,915	886,161	287,754

INCOME (LOSS) FROM OPERATIONS	64,424	(425,343)	489,767

OTHER INCOME (EXPENSES):
Interest expense	(273,750)	(38,726)	(235,024)
Gain on settlement of accounts payable	—	—	—
Other income, net	2	16	(14)

Total Other Income (Expense)	(273,748)	(38,710)	(235,038)

Loss before income taxes	(209,324)	(464,053)	254,729

Franchise tax	—	—	—

NET LOSS	(209,324)	(464,053)	254,729
Preferred stock dividends	—	(134,094)	134,094
Net loss applicable to common stock	$(209,324)	$(598,147)	$388,823

(24)

Revenues

Revenues were $2,242,200 and $964,520 for the three months ended September 30, 2015 and 2014, respectively. The increase in revenue for 2015 is due to increased project activity amounting to $1,003,186, in addition to an increase in maintenance and technical service of $64,529. With the merger, there was an increase in revenue from data center professional services of $209,965.

Cost of Revenues

Costs of revenues were $1,003,861 and $503,702 for the three months ended September 30, 2015 and 2014, respectively. The increase in 2015 cost of revenues partially reflects the proportional increase in project revenue as well as additional maintenance and technical support expenses related to new projects and the additional cost from the data center professional services. The costs of revenues as percentage of revenues (44.77%) increased at a slower rate for the quarter than the equivalent quarter in 2014 (52.22%) for a positive impact on Gross Profit (55.23% Q3 2015, vs. 47.78% Q3 2014).

Operating Expenses

Operating expenses for the three months ended September 30, 2015 and 2014 were $1,173,915 and $886,161, respectively. The increase in administration and general expense of $131,163 is mainly due to expenses related to the Company operating as a public entity and the merger. The increase in salaries, wages and contract labor of $88,330 is due to adding the employee’s from the merger and an increase in commissions due to the increase in revenue. The increase in professional fees of $63,949 is mainly due to legal and accounting services related to operating as a public entity and the merger. The decrease in selling and marketing expense is primarily due to less travel to the west coast. The increase in research and development is largely due to additional resource tools purchased.

Income/Loss from Operations

The income or loss from operations for the three months ended September 30, 2015 and 2014 was a $64,424 income and a $425,343 loss, respectively. The income from operations can be attributed to the increase in overall revenue.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 was $273,750 and $38,726, respectively. The increase in interest expense is primarily due to additional debt service as a result of the merger. A significant portion of the increased interest expense is non-cash related to loss on debt settlements of $79,222 and amortization of debt discounts of $135,619.

Net Loss

Net loss for the three month period ended September 30, 2015 and 2014 was $209,324 and $598,147, respectively. The approximate $388,823 increase in income was due to the increased revenue. Net loss per common share was $0.00 and $0.01 for the three month period ended September 30, 2015 and 2014, respectively. Weighted average common shares outstanding for the three month period ended September 30, 2015 and 2014 were 61,831,726 shares and 56,605,329 shares, respectively.

(25)

Comparison For the Nine months ended September 30, 2015 compared to Nine months ended September 30, 2014

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended
	September 30,
	2015	2014	Change
REVENUES:
Project revenue	$2,891,198	$1,418,484	$1,472,714
Maintenance and technical support	1,852,001	1,755,958	96,043
Data center professional services	209,965	—	209,965

Total Revenues	4,953,164	3,174,442	1,778,722

COST OF REVENUES:
Project revenue	1,517,578	1,076,974	440,604
Maintenance and technical support	693,709	588,477	105,232
Data center professional services	94,747	—	94,747

Total Cost of Revenues	2,306,034	1,665,451	640,583

GROSS PROFIT	2,647,130	1,508,991	1,138,139

OPERATING EXPENSES:
Selling and marketing expenses	208,283	214,751	(6,468)
Salaries, wages and contract labor	1,907,934	1,667,289	240,645
Research and development	157,328	142,605	14,723
Professional fees	233,553	45,077	188,476
General and administrative expenses	738,531	326,663	411,868
Impairment loss	1,578,816	—	1,578,816

Total Operating Expenses	4,824,445	2,396,385	2,428,060

LOSS FROM OPERATIONS	(2,177,315)	(887,393)	(1,289,922)

OTHER INCOME (EXPENSES):
Interest expense	(839,962)	(97,282)	(742,680)
Gain on settlement of accounts payable	3,200	—	3,200
Other income, net	8	75	(67)

Total Other Income (Expense)	(836,754)	(97,207)	(739,547)

Loss before income taxes	(3,014,069)	(984,600)	(2,029,469)

Franchise tax	—	(860)	860

NET LOSS	(3,014,069)	(985,460)	(2,028,609)

Preferred stock dividends	—	(402,282)	402,282
Net loss applicable to common stock	$(3,014,069)	$(1,387,742)	$(1,626,327)

(26)

Revenues

Revenues were $4,953,164 and $3,174,442 for the nine months ended September 30, 2015 and 2014, respectively. The increase in revenue for 2015 is due to increased project activity amounting to $1,472,714, in addition to an increase in maintenance and technical services of $96,043 and data center professional services of $209,965.

Cost of Revenues

Costs of revenues were $2,306,034 and $1,665,451 for the nine months ended September 30, 2015 and 2014, respectively. The increase in 2015 cost of revenues is due to additional costs associated with new projects and data center professional services. However, the increase in cost of revenues was less as a percentage of revenues in the equivalent period for 2015 (46.56%) versus 2014 (52.46%). As a result, Gross Margin for the period increased to 53.44% vs. 47.54% during the previous year.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 and 2014 were $4,824,445 and $2,396,385, respectively. The significant increase in operating expenses for the period was substantially due to the Company taking a one-time impairment charge of $1,578,816 for the nine months ended September 30, 2015 related to certain intangible assets and goodwill acquired in the merger. Other factors include an increase in administration and general expense of $411,868. This amount includes certain one-time events including of an extension fee for the UDC acquisition of $150,000, a decrease in the same period in 2014 with over $45,000 in credit adjustments, a $19,500 increase in 2015 for director fees and additional expenses related to operating as a public entity. The increase in salaries, wages and contract labor is due to adding the employee’s from the merger and an increase in commissions due to the increase in revenue. The increase in professional fees is mainly due to legal and accounting services related to the merger and operating as a public entity. The decrease in selling and marketing expense is primarily due to less travel to the west coast. The increase in research and development is largely due to additional resource tools purchased.

Loss From Operations

The loss from operations for the nine months ended September 30, 2015 and 2014 was $2,177,315 and $887,393, respectively. The $1,289,922 increase in loss from operations can be largely attributed to a one-time, non-cash impairment charge. Other impacts include the costs of operating as a public entity.

Other Income (Expense)

Interest Expense

Interest expense for the nine months ended September 30, 2015 and 2014 was $839,962 and $97,282, respectively. The $742,680 increase in interest expense resulted primarily from an increase in non-cash notes payable discount amortizations to interest expense and other non-cash financing costs as a result of the settlement of certain convertible notes and other financing costs related to on-going working capital requirements during the transition period prior to the merger.

Net Loss

Net loss for the nine month period ended September 30, 2015 and 2014 was $3,014,069 and $1,387,742, respectively. The increase in net loss was primarily due to the one-time impairment charge of $1,578,816 for goodwill and intangible assets and increases in other operating expenses discussed under “Operating Expenses” above. However, the net period loss was decreased due to an increase in revenues. Net loss per common share was $0.05 and $0.01 for the nine month period ended September 30, 2015 and 2014, respectively. Weighted average common shares outstanding for the nine month period ended September 30, 2015 and 2014 were 60,288,922 shares and 56,605,329 shares, respectively.

(27)

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Net cash used in operating activities	$(2,003,239)	$(702,242)
Net cash used in investing activities	$(117,525)	$(25,341)
Net cash provided by financing activities	$2,049,817	$1,076,315

2015 Period

Operating Activities

Net cash used in operating activities was $2,003,239 for the 2015 period, compared to net cash used in operating activities of $702,242 for the 2014 period. For the 2015 period, cash used in operating activities of $2,003,239 resulted from the net loss of $3 million and was offset primarily by a non-cash impairment losses of approximately $1.6 million, loss on settlement of debt, net, of $197,123, stock issued for services of $123,775, gain on settlement of accounts payable of $3,200, amortization of prepaid consulting services of $17,854 and net changes in operating assets and liabilities of $1,001,311.

Investing Activities

Net cash used in investing activities of $117,525 was primarily from an investment in office equipment.

Financing Activities

The Company’s net cash provided by financing activities of $2,054,108 consisted primarily of proceeds from the issuance of convertible notes payable and other short term notes.

2014 Period

Operating Activities

Net cash used in operating activities was $702,242 for the nine months ended September 30, 2014. Cash used in operating activities for 2014 resulted primarily from the operating loss of $985,460, offset by net changes in operating assets and liabilities of $240,999.

Investing Activities

The Company’s net cash used in investing activities of $25,341 was the result of office equipment purchases.

Financing Activities

The Company’s net cash provided by financing activities of $1,076,315 consisted primarily of proceeds from convertible notes payable and other short term notes, offset by bank overdraft of $97,491.

(28)

Liquidity

Since inception, we have funded our operations primarily through the sale of our equity (or equity linked) securities. As of November 4, 2015, we had cash on hand of approximately $60,000. We need to pay approximately $283,000 due to the IRS. In addition, we have approximately $85,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

In June 2015, we entered into a financing agreement with a third party whereby they agreed to invest in Company convertible notes from time to time up to a maximum amount of $2 million. We raised $115,000 in June 2015 from that facility.

We need to raise working capital and/or generate revenues in order to meet our on-going operating requirements, including the integration of duostech following the merger, pay outstanding loans in the aggregate approximate amount of $1 million due over the next 24 months and to realize our business plan. We believe that our currently existing cash resources, including the financing facility referred to above and anticipated revenue stream, are sufficient to satisfy our operating requirements through December 31, 2015, provided that we generate approximately additional $2 million in revenues and that we are able to defer the outstanding loans.

The Company’s business model provides for revenues from projects and ongoing maintenance. As of the filing of this Form 10-Q, we had a backlog of orders aggregating $7 million, of which approximately 50% we expect to record during 2015.

However, there are factors that can impact our ability to continue to fund our operating needs through December 31, 2015, including

●	Our ability to generate revenues of at least $2 million during the fourth quarter 2015;

●	Our ability to further expand sales volume with limited resources;

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our ability and that of our contract manufacturers to maintain manufacturing costs and delivery times as expected; and

●	Our continued need to maintain or reduce our cost structure while simultaneously expanding our business, enhancing our technical capabilities and pursing new business opportunities.

Management continues in its efforts to raise working capital through the sale of Company securities. However, the Company cannot provide any assurance that these plans will be successful. If we are unable to raise additional capital through a capital raise or revenues, it may be necessary for us to take measures to reduce our cash burn including laying-off personnel, or suspending or deferring certain activities. No assurance can be given that we will be able to raise the needed capital. The Unaudited Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such “going concern” qualification may make it more difficult for us to raise funds. In addition, any additional equity financing is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

(29)

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

IT Asset Management Services

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

For sales arrangements that do not involve multiple elements:

(1) Revenues for professional services, which are of short term duration, are recognized when services are completed;

(2) Throughout the date of this report, software license sales have been one time sales of a perpetual license to use our software product and the customer also has the option to purchase third party manufactured handheld devices from us if they purchase our software license. Accordingly the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer;

(3) Training sales are one time upfront short term training sessions and are recognized after the service has been performed; and

(4) Maintenance/support is an optional product sold to our software license customers under one year contracts. Accordingly, maintenance payments received upfront are deferred and recognized over the contract term.

(30)

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

Each element is accounted for separately when each element has value to the customer on a standalone basis and there is Company specific objective evidence of selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price of the items when sold separately. Once the selling price is allocated, the revenue for each element is recognized using the applicable criteria under GAAP as discussed above for elements sold in non-multiple element arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting. The Company sells it various services and software and hardware products at established prices on a standalone basis which provides Company specific objective evidence of selling price for purposes of multiple element relative selling price allocation. The Company only sells maintenance services or spare parts based on its established rates after it has completed a system integration project for a customer. The customer is not required to purchase maintenance services. All elements in multiple element arrangements with Company customers qualify as separate units of account for revenue recognition purposes.

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

(31)

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

Our internal control over financial reporting is a process designed under the supervision of our Principal Operating Officer, Principal Financial Officer and Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to the material weakness noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(32)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, on or about December 22, 2014, Corky Wells Electric (“CW Electric”) filed suit in the Circuit Court of Boyd County, Kentucky, against duostech, demanding relief related to a promissory note issued by duostech to CW Electric on December 10, 2008 in the amount of $741,329. The suit was subsequently removed to the United States District Court for the Eastern District of Kentucky, Ashland Division. Previously, Duostech entered into a “Stipulation for Settlement” on September 30, 2009 wherein CW Electric agreed to dismiss a previous lawsuit and duostech agreed to resume payments on the promissory note. In its suit, CW Electric contended that duostech breached the terms of that Stipulation for Settlement by not making the required number of payments at the times stipulated therein. CW Electric further contended that due to the breach of payment terms, under the terms of the promissory note, the outstanding amount continued to accrue interest at the rate of 18% per annum, compounded monthly for a total of $1,411,650 due through the future final payment date.

Effective October 28, 2015, duostech and CW Electric entered into a Settlement and Release Agreement (the “Settlement Agreement”) pursuant to which the parties have agreed to settle the suit upon the payment by Duostech to CW Electric of $550,000 (the “Settlement Amount”) by February 15, 2016. An agreed judgment, evidencing the Company’s agreement to pay the Settlement Amount, was signed by the parties (the “Agreed Judgment”) and such document deposited into escrow with CW Electric’s counsel. At the time of the payment of the Settlement Amount, the Agreed Judgment is to be returned to the Company for destruction.

Under the terms of the Settlement Agreement, duostech is required to provide on or before November 27, 2015, a letter of intent or other reasonably sufficient documentation from a credible bank or financial institution of such bank’s or institution’s commitment to extend financing to the Company for the payment of the settlement amount (the “Security”). Upon provision of the Security, duostech will have until February 15, 2016 to pay the Settlement Amount and, if such amount is not paid by such date, then the Agreed Judgment is to be filed with the court and executed upon, with interest due at 12% per annum beginning February 15, 2016. If the Security is not provided by November 27, 2015, then the Agreed Judgment, plus interest at the rate of 12% per annum, is to be then filed with the court action but execution is to be stayed until February 15, 2016.

Upon payment of the Settlement Amount, CW will release the Company, duostech and affiliates from any action that could have been brought in the suit.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2015, other than those disclosed earlier in this document and previous filings, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

(33)

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information relating to securities sold by us during the three months ended September 30, 2015.

Name or Class of Investor	Date Issued	No. of Securities	Consideration
Debt Holder (1)	July 1	150,000	Conversion of $50,000 of debt
Consultant (1)	August 27	50,000	Services valued at $10,775
Warrant and Option Holders (2)	September 16	14,363	Warrant exchanged for shares in settlement
Debt Holder (1)	September 21	506,421	Conversion of $81,250 of debt
Debt Holder (1)	September 30	1,002,401	Conversion of $275,660 of debt
Consultant (1)	September 30	46,015	Services July-September for a total of $15,000

(1) Issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated there under.

(2) Exempt under Section 3(a)(9) of the Act.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising. Each of the recipients represented that they were “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

(34)

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Filed or
Exhibit		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.41	Second Amendment to Articles of Incorporation (incorporated by reference from the Current Report on Form 8-K filed on July 13, 2015)
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

———————

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

(35)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: November 16, 2015	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: November 16, 2015	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Signature	Title	Date

/s/ Gianni B. Arcaini	Chairman and Chief Executive Officer	November 16, 2015
Gianni B. Arcaini

/s/ Adrian Goldfarb	Chief Financial Officer	November 16, 2015
Adrian Goldfarb	(Principal Financial Officer) and Director

/s/ Joseph Glodek	Director	November 16, 2015
Joseph Glodek

/s/ Alfred Mulder	Director	November 16, 2015
Alfred Mulder

/s/ Gjis van Thiel	Director	November 16, 2015
Gjis van Thiel

(36)