Form 10-K
period 2015-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2016-04-01
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2015

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-55497

———————

DUOS TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	65-0493217
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

6622 Southpoint Drive South, Ste. 310, Jacksonville, Florida 32216

(Address of Principal Executive Office)

(904) 652-1616

 (Registrant’s telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes ☐   No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of "large accelerated filer, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑

The registrant had 65,008,605 shares of common stock outstanding as of March 31, 2016.  The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015, was approximately $15.8 million computed by reference to the closing price of such common stock on such date on the OTCQB.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2016 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

DUOS TECHNOLOGIES GROUP INC.

2015 FORM 10-K ANNUAL REPORT

i

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding our ability to continue as a going concern, our business plans, the ability to raise working capital and expectations as to market acceptance of our products. Forward-looking statements involve risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern, our ability to raise funds to continue and expand operations, the effect of a going concern statement by our auditors, the competitive environment generally and in our specific market areas, changes in technology, the availability of and the terms of financing, changes in costs and availability of goods and services, economic conditions in general and in our specific market areas, changes in federal, state and/or local government laws and regulations potentially affecting the use of our technology, changes in operating strategy or development plans and the ability to attract and retain qualified personnel. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions may prove to be incorrect. Our actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume responsibility for the accuracy and completeness of these forward-looking statements. Duos is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

ii

PART I

ITEM 1. BUSINESS.

Duos Technologies Group, Inc. (“Duos” or the “Company”) is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems and IT Infrastructure services. Duos was incorporated in Florida on May 31, 1994 under the name Information Systems Associates, Inc. (“ISA”), and became a public reporting company in 2008 under the symbol OTC: IOSA. On April 1, 2015, ISA and Duos Technologies, Inc., a Florida based privately held company (“duostech”), merged via a reverse triangular merger pursuant to which a wholly owned subsidiary of ours merged with and into Duos Technologies, Inc., a Florida company, with Duos Technologies Inc. remaining as our wholly owned subsidiary. In anticipation of the Merger, and as required under the merger agreement, we reclassified our outstanding Class A and Class B common stock, par value $0.001 per share, onto one class of common stock, par value $0.001 per share, and increased the number of our authorized preferred stock, par value $0.001 per share. Effective April 8, 2015, we implemented a 1-for-200 reverse stock split of our issued and outstanding shares of common stock. These actions resulted in 61,246,870 shares issued and outstanding post-merger and post-reverse stock split with total authorized stock of 500,000,000 common and 10,000,000 shares of "blank check" preferred stock. The Company also relocated its headquarters to duostech’s place of business at 6622 Southpoint Drive South, Suite 310, Jacksonville, FL, 32216.

Our common stock currently trades on the OTC Markets, QB tier, under the symbol “DUOT”.

The Company’s subsidiary, Duos Technologies, Inc. (“duostech”), was incorporated under the laws of the State of Florida on November 30, 1990 with focus on the design, development and deployment of proprietary technology applications and turnkey engineered systems.

As part of the merger strategy, ISA effected a name change to Duos Technologies Group, Inc. and will continue to operate under the brand name “duostech”. For the purpose of this description of the business, the combined entities are collectively referred to as the “Company”, “Duos” or “duostech”. The Company is headquartered in Jacksonville, Florida and currently employs a staff of 39.

INDUSTRY BACKGROUND AND OVERVIEW

Duos Technologies, Inc., the Company’s main operating entity, provides an array of sophisticated, proprietary technology applications and turnkey engineered systems. From its inception, Duos initially focused on solutions for the homeland security and critical infrastructure protection markets, and has adapted its proprietary technologies over the years to a highly diversified suite of applications.

The Company made its initial mark with the development and deployment of a comprehensive homeland and border security-centric critical infrastructure applications suite. These applications are currently operated by major freight rail operators (also known as Class-1, such as Union Pacific, CSX, KCS), and by various divisions of the Department of Homeland Security (“DHS”). After achieving initial success in the transportation industry, the Company broadened its market reach and expanded into servicing the commercial, industrial, healthcare, utilities and government sectors.

Our current target verticals include:

•

Transportation (Railroads, Airports, Sea and Inland Ports)

•

Healthcare

•

Utilities

•

Oil, Gas & Chemical Industries

•

Retail Industries

•

Government

Our customer base consists of predominantly Fortune-500 companies.

Technology Platform

Duos’ IP is built upon two core technology platforms, i.e. praesidium® and centraco™, both distributed as licensed software suites, and natively embedded within engineered turnkey systems.

praesidium® Intelligent Analytics Suite

praesidium® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Our native algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (“AMS”). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected.

The core modules are tailored to specific industry applications and its analytics engine(s) process any type of conventional sensor outputs, thereby adding “intelligence” to any third party sensor technology.

The processed information is instantly distributed simultaneously to an unlimited number of users in a visualized and correlated user interface using the Company’s proprietary modular centraco™ command and control platform, i.e. enterprise information management suite.

SAFETY Act Designation

The praesidium® video analytics technology received “Safety Act” designation from the US Department of Homeland Security. (For details on Homeland Security Act of 2002, Public Law 107-296.

(see:https://www.safetyact.gov/pages/homepages/SamsStaticPages.do?path=sams\pages\AboutUs.html).

Only 10 companies have received this designation for video related solutions and praesidium® is the only video analytics application with this designation.

(To verify, navigate to: https://www.safetyact.gov/pages/award/samsApprovedAwards.do and enter “video” under “Keyword”.)

Over the years, our analytics suite has been expanded to meet a significant number of security objectives and environments, adaptable to a broad range of target verticals such as [C] Commercial, [T] Transportation (Rail, Air and Seaports), [H] Healthcare, [UOGC] Utilities, Oil, Gas &Chemical, and [G] Government (critical infrastructure).

Some of the most notable applications are:

Virtual Perimeter & Directional Intrusion Detection

Markets: [C] [T] [H] [UOGC] [G]

The intrusion detection/virtual fencing system uses live video feeds to capture area scenes. The analytics model continuously monitors a virtual fence line or buffer zone defined by user input. The area of interest can be represented by one or multiple “trip lines” and/or by an area drawn in any geometric shape (square, triangular or polygon shapes). The target area will be classified and any motion inside or outside (as defined by rules) of such area is monitored and analyzed by the analytics model which automatically triggers an alarm if any rule is either compromised or matched as the case may be. The system can process an unlimited number of camera feeds simultaneously and presents only actionable events to (human) security stakeholders via the centraco® user interface. The user interface (described in more detail later in this document) distributes live and archived video images and intrusion alerts over a secure network connection to authorized personnel, and provides the information needed to respond promptly to a security event.

The system includes a built-in buffering capability that is an important part of an intrusion detection system. This buffering provides pre- and post-incident alarm recording, scalable from 10 seconds to 60 minutes in either direction. When praesidium® generates an intrusion alarm, the user can examine the buffered video to review activity within the intrusion area for a time period just before and after the alarm.

This model has been adapted into many different applications and is used in various forms throughout the critical infrastructure security spectrum such as at:

• Rail Bridges	• Rail Yards
• Rail Tunnels	• Border Crossings
• Secure Rail Corridors	• Facility Parking
• Diesel Fuel Storage Farms	• Marine Channels
• TIC Storage/Chemical Facilities	• Hospital Security

Wrong Way Detection

Markets: [C] [T] [H] [UOGC] [G]

This module detects people or objects moving against the flow of traffic.

Loitering Detection

Markets: [C] [T] [H] [UOGC] [G]

The system continuously monitors a user defined area for loitering behavior within a user defined time envelope. Zones can either include or exclude specific sectors within the target field of view.

Removed or Left Objects Detection

Markets: [C] [T] [H] [UOGC] [G]

The system continuously monitors a defined area and automatically detects objects that have either been removed or left behind. Among many other parameters settings, the user can define the duration an object has been either removed or added to the scene before it constitutes an actionable event.

PTZ Camera Tracking

Markets: [C] [T] [H] [UOGC] [G]

An object (human or vehicle) identified by the system as a potential threat (as defined by user rules), is tracked by automatic re-positioning of the respective PTZ camera. If multiple PTZ cameras are attached to the system (as is the case under a virtual fence scenario), additional logic provides for “camera handoff” where the object is tracked over multi-camera fields of view. This application has been adapted to many different scenarios, including a combination of radar and camera view. Under this scenario, the coordinates of an object detected by radar as compromising an area of interest, are continuously transmitted from the radar to a separate short-, medium- or long-range camera. The system subsequently “locks” the correlating outputs to each other and simultaneously triggers an alarm. Security stakeholders are able to observe and evaluate the scene displaying the automatically tracked object.

We are in the process of transitioning the above video analytics-based modules (“Video Analytics Suite”) to a “licensed” distribution model. Under this new model, we plan to distribute this software globally via manufacturer reps, channel partners, and integrators.

Over time, the code base has been expanded to integrate a myriad of 3rd party sensor technologies thereby creating complete engineered solutions. These engineered solutions usually address more complex end-user requirements and are typically designed, developed, deployed and maintained by duostech in a direct relationship with the end-user on a turnkey basis.

Representative Engineered Solutions

The combination of the two platforms (praesidium and centraco) with its many variants has and continues to deliver comprehensive “end-to-end” solutions, some of which play a significant role in pro-active homeland security. Following is a sampling of a few significant rail-centric turnkey projects we have delivered in the past.

National Capital Region Railroad Pilot Program (NCRRPP)

Under a congressional $15 Million budget earmark, our company designed, developed and deployed the first “virtual security fence” technology which applies a combination of our video-analytics based system monitoring over 200 fixed and PTZ cameras with a myriad of other sensing technologies to remotely protect a 7-mile rail track through Washington D.C. The project was structured as a public-private partnership between the DHS, CSX Transportation (CSXT) and AMTRAK. duostech delivered this as a turnkey design/build project to DHS using in-house developed technologies.

The NCRRPP project established a virtual security buffer on both sides of the rail tracks along the 7-mile route between the Anacostia Bridge in the north and the Long Bridge near Crystal City in the south, and includes the Virginia Avenue and the New York Avenue tunnels. Two remote portals provided early alerts of inbound train traffic from Maryland and Virginia. The system consisted of over two hundred fixed and PTZ cameras combined with the duostech praesidium® Video Analytics Suite. (Note: following major re-routing and construction of additional tracks, the system has recently been decommissioned).

Train Rider Detection System (trids™)

The duostech Train Rider Detection System automatically inspects trains moving at speeds of up to 70 MPH searching for illegal riders hiding in wells of passing container cars and underneath tractor trailers on flatbed cars.

Border Security Rail Inspection Portal (rip™)

The duostech Rail Inspection Portal is the latest technological innovation and deployment for rail security and inspection at border, yards and inspection areas. Under a Union Pacific (UP) funded pilot program at the Eagle Pass, TX border crossing, duostech designed and developed a leading edge portal to provide US Customs and Border Protection (CBP) agency a tool that would aid customs officers in the inspection of inbound and outbound rail cars. The rip™ system uses multiple technologies and sub-systems to remotely scan all railcars passing through the inspection portal, then displays stitched 360-degree views of the entire rail consist. It uses sensors and analytical algorithms to pre-screen railcars and to automatically detect and report anomalies and deviations from established norms. After successfully passing rigorous testing, this systems has now been adopted into the US CBP standard concept of operation for southwestern rail border crossings and has been deployed at most southwestern border locations, with a few remaining locations currently under negotiation.

The rip™ application provides the following modules for automated analysis, detection and inspection:

•

Linear Panorama Generator

•

Automated Detection of Open Doors

•

Automated Detection of Open/Missing Hatches

•

Train Rider Detection System (trids™)

•

Under Vehicle Inspection with Foreign Object Detection (vue™)

•

Gondola Car Inspection System

•

Pantograph Inspection System (apis™)

•

3D modeling using LIDAR technology (under development)

Utilizing the centraco™ command and control platform as the system interface, the user accesses a variety of features enabling remote inspection, analysis and detection from the safety of remote command centers. Images containing detailed views of areas of concern, determined to be “potentially suspicious”, are automatically presented to a human operator for further inspection. Users conduct a quick review of the pre-screened imagery and decide whether to refer specific areas of interest to field personnel for further (physical) inspection.

The system also resolves the particularly difficult process of inspecting rail car undercarriages by providing high resolution images of the entire undercarriage. The system is not intended to replace the human operator; rather it is designed to help streamline the physical inspection process by narrowing the number of inspection targets down to cars with “potential” anomalies. Consequently, the detection sensitivity is intentionally set to err on the safe side to avoid false negatives.

Linear Panorama Generator

The Linear Panorama Generator (LPG) assembles images gathered from cameras on all four sides of the train and stitches all frames to create a continuous 360 degree view of the entire train. Operators can quickly inspect the entire train consist by selecting the side of interest and scrolling through the continuous panorama view. The main purpose of the linear panorama is to provide inspection personnel with geo-spatial information of detections. The system marks the approximate location of detection on the linear panorama image and displays the target car location specifying the car sequence number and the approximate distance from the locomotive and/or the AEI tag data if available. The operator can select areas to enlarge, tag, save, or print any image of interest. Panoramas are stored indefinitely and dependent only on the size of the storage drives.

Automated Detection of Open Doors and Missing or Open Hatches

As the train passes, laser sensors scan the top and sides of the train to detect open/missing hatches and open doors. In the event of a potential detection, the system saves a series of images and enters the corresponding car information into a database. The detections are marked on the Panorama images and presented to the operator who will either acknowledge the suggested detection as valid (green button) or reject the detection as invalid. The operator can expand the event to view car and consist information, additional images, or can enlarge specific areas for a closer view of the detection.

Illegal Train Rider Detection System (trids ™)

The Train Rider Detection System (trids™) performs automated detection of riders hiding in railcar wells, which have been the typical hiding place on trains traveling at speed. trids™ is designed to offer inspection personnel an expedient and efficient method of isolating and identifying anomalies of interest, particularly unauthorized train riders. Images of areas of interest are identified automatically by the software algorithms and presented to the operator for validation. The system is intentionally set to a high sensitivity to avoid false negatives. A version upgrade has just been completed which expands the detection area to the entire rail car.

Vehicle Undercarriage Examiner (vue)

The Vehicle Undercarriage Examiner (vue) is embedded between the rails and captures a dual view of the train at opposing angles in order to maximize the visual information. The images are assembled (stitched) to create a continuous panoramic view of the entire length of the rail car’s undercarriage. Images are stored indefinitely depending on the size of the storage drives. By employing the vue the undercarriage can be inspected from a remote location safely and efficiently.

The system features an automated Foreign Object Detection (FOD) algorithm that compares the undercarriage images to reference images taken from the same car during an earlier scan. The vue images are “matched up” for comparison by using the unique car identification code provided by the AEI tag system. The detection algorithm looks for “all” differences and highlights respective detections for closer inspection by an operator. Detections can be filtered through sensitivity variables.

Pantograph Inspection System (apis™)

duostech developed and deployed a system that incorporates ultra high resolution cameras, structured lighting, speed and proximity sensors, and Radio Frequency Identification (RFID) technology to assist stakeholders to inspect the condition of pantographs on passing railcars.

Railroad Bridge Security

These projects employed digital video surveillance to create a virtual perimeter at either end of selected railroad drawbridges in the U.S. These systems include motion detection and intrusion detection with alarms. A wireless Ethernet bridge connects equipment at one end of the bridge to a server at the opposite end, eliminating the need to connect wire or cable across the waterway. A group of fixed and PTZ cameras provide real time video images and intrusion alarm notifications to the railroad’s centralized Command and Control facilities.

Tank Farm Surveillance

We have designed and deployed intelligent perimeter surveillance systems to secure tank farms for both fuel storage and liquefied petroleum gas (LPG) for the above listed companies. Digital video cameras and intelligent video analytics combine to create a virtual perimeter around the tank area and vital structures on the site, automatically notifying company personnel of a security breach. The use of day/night cameras and software based video enhancement delivers a system that works in all light conditions and in bad weather, with the industry’s lowest rate of false alarms.

Rail Yard Security

We have designed and deployed intelligent security perimeter and anomaly detection systems for many U.S. rail yards. These systems employ our patented video analytics technology to provide secure perimeters around the facilities.

Remote Bridge Controls

We designed a system that eliminated the need for local drawbridge operators, allowing centralized and remote control of the drawbridges from a single location. This system has received U.S. Coast Guard accreditation and approval for use. It consists of a combination of PLC technology integrated with multiple sensors to provide operators complete situational awareness of the drawbridge.

Gondola Car Inspection System (gcis™)

The gcis™ system was developed to provide Conrail with an automated method for conducting inspections of gondola cars with steel slab loads. The system provides complete visibility utilizing our rvspro™ and praesidium® systems of the interior of a gondola rail car.

Virtual Fence/Secure Rail Corridor

These systems were deployed to isolate and protect trains as they move through specific high threat areas along their routes. They consist of the same virtual fence technology deployed at other facilities.

centraco™ Enterprise Command and Control Suite

centraco™ is a multi-layered command and control interface which functions as the central point for information consolidation, connectivity and communications. The platform is browser based and completely agnostic to the interconnected sub-systems and provides full LDAP (Active Directory) integration for seamless user credentialing.

centraco™ performs the following major functions:

•

Collection: Device management independently collects data from any number of disparate devices or sub-systems

•

Analysis: Correlates and analyzes data, events, and alarms to identify real-time situations and their priorities for response measures and end-user’s Concept of Operations (“CONOPS”)

•

Verification: The contextual layer represents relevant information in a quick and easily interpreted format which provides operators optimal situational awareness

•

Resolution: Event-specific presentation of user-defined Standard Operating Procedures (“SOPs”), that includes a step-by-step instruction on how to resolve situation(s)

•

Reporting: Tracking of data and events for statistical, pattern and/or forensic analysis

•

Auditing: Device-level drill down that records each operator’s login interaction with the system and tracks manual changes including calculations of operator alertness and reaction time for each event

What significantly differentiates Duos from its competitors, is that we not only develop and own the application software code for the various analytics processes, but we also design, develop and deploy turnkey engineered solutions, which integrates the Company’s own proprietary applications with any third-party technology through its native centraco™ platform. Typically, competitors specialize either on analytics software, command and control software or technology integration. Our feedback from field deployments of turnkey engineered systems and our knowledge base of involvement in post-sales technical support services, uniquely positions our Company to continuously expand and advance our technology solutions, which we believe are unparalleled in today’s marketplace.

The centraco™ enterprise command and control platform is central to our digital products offering as it will be distributed as the “aggregator” of our family of proprietary applications and third-party applications. Additional services and/or products developed or acquired in the future will be integrated into the centraco™ platform and/or provided independently, thereby taking advantage of the economies of scale of the Company’s marketing campaigns.

RESEARCH AND DEVELOPMENT

Duos not only develops and owns the application software source code for the various analytics processes, but also designs, develops and deploys turnkey engineered solutions, which pair our proprietary applications with any third-party technology. The feedback from actual field deployments has enabled us to develop superior artificial intelligence-based analytics applications and is one of the major contributing factors as to why Duos intelligent analytics applications register the lowest false alarm rate in the industry.

Our Engineering and R&D departments continuously develop expanded capabilities to our core technologies as well as new solutions for our customer base. Both, our praesidium® and centraco™ platforms are modular and are designed for expandability. New functionalities (developed in-house or from third parties) can be added to our application suites through our proprietary API and SDK.

COMPETITION

Our offerings allow us to compete in the Intelligent Technologies sector where duostech is already a leading player as well as in the IT services sector. What significantly differentiates Duos from its competitors, is that we not only develop and own the application software (source) code for the various analytics processes, but we also design, develop and deploy turnkey engineered solutions, which integrate our own proprietary applications with any third-party technology through our native centraco™ platform. Typically, competitors specialize either on analytics software, or command and control software or technology integration. The feedback from field deployments of turnkey engineered systems and the knowledge base built over many years of involvement in post-sales technical support services, uniquely positions us to continuously expand and advance our technology solutions, which we believe are unparalleled in today’s marketplace.

SPECIFIC AREAS OF COMPETITION

Since inception, we have implemented a strategy of diversification to mitigate the potential vulnerabilities experienced by companies with a narrow business scope. Many public companies within the Nano-Cap community are de facto “one trick ponies”, and their single product strategy has made most of these companies irrelevant in the market place.

During the past several years, we have made considerable investments in, and have successfully developed, our two core technology platforms, praesidium® and centraco®.

praesidium® is an open architecture, modular engine that manages an unlimited number of “back end” process and analytics frameworks. In addition to driving our own proprietary sensor and data analytics, this core technology also allows for the integration of an unlimited number of third-party technologies, systems and sub-systems. Third-party Industry or task-specific processes are modularized and embedded into the praesidium® engine, thereby substantially expanding the functionality of such third-party system. While most companies tailor their products and services to a specific industry, this core platform is industry agnostic and will allow us to penetrate multiple industries in the very near future. Our past and current concentration on specific target markets (i.e. Rail, Healthcare, Utilities, Chemical, Gas & Oil, and Government) has enabled us to “test the markets” with our innovative technology solutions. Our praesidium® platform competes currently with the following sector specific companies:

Video Analytics Market	Rail Inspection Portal *1)

Security	Mechanical	Security
Agent VI (Israel)	Beena Vision (USA)	Freight rail - NONE
BRS Labs (USA, recently left the market place)	LYNXRAIL (Australia - tracks, wheels and wayside only)	Beena Vision (development stage, just entering the market place)
IntelliVision (USA)	KLDLabs (USA - tracks, wheels and wayside only)
Video IQ/sold to Avigilon	MERMEC (Italy - tracks, wheels and wayside only)

*1) Note: We conceived the concept of a rail inspection portal used for comprehensive inspection of security threads and we do not know of any competitor in this sector. Recently, the American Association of Railroads (AAR), through its technology research subsidiary TTCI, has engaged us to adapt our security portal technology to an automated mechanical inspection system. We are in the stage 2 of 3 on this development. There are no competitors engaged in this effort and the potential competitors are currently only focusing on the inspection of wheels, bearings, breaks and track alignment. We expect that any competitor interested in expanding their inspection technologies to the ones we have developed over the past 4 years, would require at least 2-3 years of research and development before they would be able to produce similar systems for real time testing. The testing cycle will take at least an additional 1-2 years. The AAR/TTCI is currently conducting beta testing only with our systems. Likewise, the CBP (US Customs and Border Protection) and Union Pacific R/R are using our systems as their only security inspection infrastructure at the US border.

centraco® is an open architecture “fusion” engine which functions as a comprehensive “front end” user interface. This framework combines our proprietary modules with an unlimited number of 3d party technologies. In addition to a wide range of proprietary embedded features, such as video management (vms), alarm management (ams), LDAP network access credentialing and many more, centraco® intelligently manages unlimited types of data sources and allows control and monitoring of this wide array of sensors and data from a single unified interface. This platform includes both the traditional Physical Security Information Management (PSIM) systems as well as a full scale Enterprise Information Management System (EIS). Neither of our competitors includes both PSIM and EIMS, nor do any of the competing products allow for the integration of embedded engineered solutions.

Competitors include:

PSIM

Security
Nice Situator (Israel)
VidSys (USA)
Proximex (USA)
DICE (USA)

It should be noted that the PSIM market is rapidly expanding and we expect that capability requirements will substantially increase. Companies increasingly require expanded capabilities to justify the investment in their digital infrastructure for use by multiple corporate disciplines (security, building management, IT, network access control management).

GROWTH STRATEGY

We are currently executing on our growth strategy and will tap into an expanded total available market that is expected to grow to over $2.5 billion by 2017 (Source: Homeland Security Research). We will focus on expanding our customer base both in numbers of customers and average revenue per customer as our offerings deliver greater value. In particular, our strategy is comprised of the following key components:

We are pursuing a two pronged strategy:

1.

Organic growth through scaling sales of the Company’s combined products and services, and

2.

Growth through strategic acquisitions

1. Organic Growth: Subject to raising the needed capital, we intend to scale Duos’ core businesses by expanding Duos’ research & development resource pool and adding business development resources. The Company has a current project portfolio and a substantial pipeline of business opportunities with many project opportunities expected to solidify in the immediate future. We will continue to expand our IP library, which is expected to broaden our market reach and increase sales. Based on a review of the existing technology and development efforts, the Company’s expanded research & development team is continuously evaluating all aspects of our current products and engineered solutions, as well as planned enhancements. The Company’s management team will be making decisions based on this analysis and adjust the Company’s strategic plans accordingly.

2. Strategic Acquisitions: Planned acquisition targets include sector specific technology companies with the objective of augmenting our current capabilities with feature-rich (third-party) solutions. The decision tree includes weighing time, effort and cost it would take to develop certain technologies in-house, vs. acquiring i.e. merging with an entity that already has successfully developed technology sub-component. Additional criteria include evaluating the acquisition target’s customer base, stage of technology, merger/acquisition cost as compared to market conditions.

ORGANIZATION AND BUSINESS UNITS

Duos Technologies Group, Inc., which serves as the holding company, is staffed with the corporate senior management team and administration (currently CEO, CFO, CTO and CAO). Subject to size and scope, future acquisitions may either be managed as subsidiaries or incorporated into one of the existing subsidiaries. Administrative and other general services will be streamlined to avoid duplication of overhead.

We are currently operating under two main business units, i.e. Intelligent Technologies Division, and IT Infrastructure Services Division (ISA’s legacy business).

SALES, MARKETING AND CUSTOMER SUPPORT

The Company currently markets its products and services through a combination of direct sales for the intelligent analytics platforms and indirect through strategic partners for the IT infrastructure services. The direct sales team is comprised of a senior manager and support staff for proposal writing, project management and after sales support. Sales through strategic partners are handled by a senior level manager with implementation and professional services either handled by in-house staff or by independent contractors for delivery of professional services. It is intended to expand both teams as the business grows and funding allows. The Company also attends certain industry specific trade shows.

In 2016, the Company plans to implement a combination of product and corporate marketing campaigns to boost its brand and corporate name recognition. The product marketing campaigns will include a significant refresh of its web presence, advertising in trade publications, increased presence at trade shows, with focus on the rail and homeland security sectors, increased participation at industry seminars and conventions as guest presenters, and the organization of “lunch and learn” sessions, hosted by national engineering firms and tear one and tear two integrators.

The corporate marketing campaign will also include a coordinated series of “non-deal” road shows, extended presence and presentations at investor conferences, extended research coverage, implementation of regular investor and shareholder conference calls, and the quarterly publication of a CEO report with updates on the Company’s R&D news. The Company will continue releasing PRs of all relevant project awards, technology achievements and new technology initiatives.

OUR CUSTOMERS

Duos Technologies provides a broad range of sophisticated intelligent technology solutions with an emphasis on security, inspection and operations for critical infrastructure within a variety of industries including transportation, healthcare, oil and gas and utilities sectors. Some of the current applications we have, specific to critical infrastructure include:

•

Imaging Portals for automated security and operational inspection criteria

•

Physical Security Information Management (PSIM) – Integrations of VMS, Access Control, Building Controls, Fire Alarm, Burglar Alarm, etc.

•

Intelligent Video Analytics

•

RFID Tracking Systems (people, assets, and pharmaceutical)

•

Command and Control Centers

Our goal is to provide our end users with improved situational awareness and overall efficiencies in operations by leveraging technology as a force multiplier. Our established customer base includes Class 1 Railroads (Freight), Healthcare, Retail, Oil and Gas Industries and Utilities. Duostech solutions are designed for specific industries but the underlying technologies are industry agnostic and suitable for a wide range of applications and industries.

MANUFACTURING AND ASSEMBLY

Duostech’s research and development team designs and develops all of its systems and applications. Duos also streamlines its manufacturing by outsourcing component manufacture to qualified fabricators. On-site installations are performed using a combination of in-house project managers/engineers and specialist sub-contractors as necessary. Duostech maintains responsibility for the system implementation, servicing and tech support for its solutions.

GOVERNMENT REGULATIONS

The Company has been working with various agencies of the federal government for more than 10-years. Our offerings are DHS Safety Act and CFATS certified. duostech's Homeland Security solutions include sophisticated remote systems that combine and synchronize a myriad of sensing technologies, wireless communications, and innovative intelligent sensor applications.

INTELLECTUAL PROPERTY

We currently rely upon a combination of trade secrets, patents, copyrights and trademarks, as well as non-disclosure agreements and invention assignment agreements, from our staff, to protect our technologies and other proprietary company information. As of December 31, 2015, our intellectual property portfolio included 12 patents and 20 trademarks issued or allowed by the United States Patent and Trademark Office (USPTO) and we have 2 pending patent applications in the United States.

Our policy is to require our employees, consultants, advisors and collaborators to execute confidentiality agreements. Additionally, we require our employees and consultants to execute assignment of invention agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to a party by us during the course of the party’s association with our company is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements also provide that all inventions conceived by the individuals in the course of their employment or consulting relationship will be our exclusive property.

EMPLOYEES

We have a current staff of 39, none of which are subject to a collective bargaining agreement.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through our Internet website (http://www.duostech.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS.

Our business, financial condition and results of operations could be materially adversely affected by various risk factors, including, but not limited to the principal risks noted below.

Risk Factors Relating to our Company and Business

We will need to raise capital in order to realize our business plan and the failure to obtain the needed funding could adversely impact our operations.

We will need to raise approximately $1 million in order to maintain operations as presently conducted, and between $1.5 million and $2 million to fully execute our growth plan. Without adequate funding or a significant increase in revenues, we may not be able to accelerate the development and deployment of our products, respond to competitive pressures and develop new or enhanced products. As of December 31, 2015, we had available cash resources of $140,129 and as of March 31, 2016 we had $955 and we are not always able to meet our current operating expenses in a timely manner.  On March 31, 2016, we entered into a Securities Purchase Agreement, which provides for, among other things, $1.8 million in debt financing which after loan fees, legal expenses and payment of certain existing debt obligations provides approximately $500,000 of additional working capital. The Company expects to close the debt financing on or about April 1, 2016, subject to the satisfaction of customary closing conditions.

Overall, we have funded our cash needs from inception through December 31, 2015 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition, however, the recent debt transaction has lessened the overall risk in this regard.

We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. In addition, current conditions in the credit and equity markets may adversely affect our ability to raise funds when needed. Any failure to achieve adequate funding will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities.

Any additional equity financing may be dilutive to stockholders, and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations. These conditions may affect our ability to continue as a going concern and may make it more difficult for us to raise additional capital when needed. This uncertainty is also reflected in our independent registered public accounting firm’s report on our consolidated financial statements for the years ended December 31, 2015 and 2014.

The nature of the technology management platforms utilized by us is complex and highly integrated, and if we fail to successfully manage releases or integrate new solutions, it could harm our revenues, operating income, and reputation.

The technology platforms developed and designed by us accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing costs, and improves overall management efficiencies.

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

Our products and services may fail to keep pace with rapidly changing technology and evolving industry standards.

The market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements and changes in customer requirements. In addition, both traditional and new competitors are investing heavily in our market areas and competing for customers. As next-generation video analytics technology continues to evolve, we must keep pace in order to maintain or expand our market position. We recently introduced a significant number of new product offerings and are increasingly focused on new, high value safety and security based surveillance products, as a revenue driver. If we are not able to successfully add staff resources with sufficient technical skills to develop and bring these new products to market in a timely manner, achieve market acceptance of our products and services or identify new market opportunities for our products and services, our business and results of operations may be materially and adversely affected.

The market opportunity for our products and services may not develop in the ways that we anticipate.

The demand for our products and services can change quickly and in ways that we may not anticipate because the market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our operating results may be adversely affected if the market opportunity for our products and services does not develop in the ways that we anticipate or if other technologies become more accepted or standard in our industry or disrupt our technology platforms.

Our revenues are dependent on general economic conditions and the willingness of enterprises to invest in technology.

We believe that enterprises continue to be cautious about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained spending. While our core technologies are designed to address cost reduction, other factors may cause delaying or rejecting capital projects, including the implementation of our products and services. In addition, certain industries in which we operate are under financial pressure to reduce capital investment which may make it more difficult for us to close large contracts in the immediate future. We believe there is a growing market trend toward more customers exploring operating expense models as opposed to capital expense models for procuring technology. We believe the market trend toward operating expense models will continue as customers seek ways of reducing their overhead and other costs. All of the foregoing may result in continued pressure on our ability to increase our revenue and may potentially create competitive pricing pressures and price erosion. If these or other conditions limit our ability to grow revenue or cause our revenue to decline our operating results may be materially and adversely affected.

We are dependent on certain third parties for hardware and software which could cause constraints on future business.

We use certain technologies from third parties that make up part of our overall solution. There are currently no anticipated or expected issues with these third parties, but difficulties with either the technology or business relationships could cause our business to be impacted negatively in terms of reduced revenue or increased costs

We rely on certain third parties for certain licensing and intellectual property arrangements which could impact our ability to deliver new solutions.

Some of our solutions require licenses for third party products which are embedded in our solutions. We do not anticipate any issues with current licensing arrangements but if a key licensor should experience difficulties or choose to change the terms and conditions under which we license their products, we may not be able to resolve those difficulties or arrange licensing for suitable alternatives in a timely manner which may impact our ability to deliver new solutions or implement upgrades for existing clients on time.

We could be vulnerable to security breaches if certain third-parties attempt to gain access through our systems because of unknown weaknesses in our clients’ infrastructures.

Our systems operate inside client network infrastructure, which typically reside behind an ASA or other form of firewall. Communication between us and our clients are highly encrypted and generally take place through virtual private network (VPN) connections. We also use ASA equipment to protect our own network infrastructure. In addition, although our systems are LDAP/Active Directory compatible and include additional security layers we cannot be assured that any of our or our client’s systems are 100% secure. Any breach of these systems could be damaging to our reputation and lead to a loss of confidence in our offerings. Such loss of confidence could impact future sales or revenues from existing systems.

We face significant competition and many of our competitors are larger and have greater financial and other resources than we do.

Some of our product offerings compete and will compete with other similar products from our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distributional, personnel and other resources than we possess. In certain instances, competitors with greater financial resources also may be able to enter a market in direct competition with us offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that our target end users may find attractive.

We have a history of losses and our growth plans expect to incur losses and negative operating cash flows in the future.

Our accumulated deficit was approximately $21 million as of December 31, 2015. Our operating losses may continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until our revenues and margins increase at a rate greater than our expenses which will continue to grow as we invest in additional resources for development and sales.

We do not have a long operating history which may make it difficult for a third party to evaluate our business.

Although we commenced operations in 1994 and we introduced our first product into the marketplace in 2004, there is limited operating history of our company post-merger. Accordingly, there is currently limited historical information regarding our revenue trends and operations upon which investors can evaluate our business. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by high-growth technology companies, which is often characterized by increasing competition.

Our inability to protect our intellectual property could impair our competitive advantage, reduce our revenue, and increase our costs.

Our success and ability to compete depend in part on our ability to maintain the proprietary aspects of our technologies and products. We rely on a combination of trade secrets, patents, copyrights, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. We customarily enter into written confidentiality and non-disclosure agreements with our employees, consultants, customers, manufacturers, and other recipients of information about our technologies and products and assignment of invention agreements with our employees and consultants. We may not always be able to enforce these agreements and may fail to enter into any such agreement in every instance when appropriate. We license from third parties certain technology used in and for our products. These third-party licenses are granted with restrictions; therefore, such third-party technology may not remain available to us on terms beneficial to us. Our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, operating results, and financial condition. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

Patents may not issue from the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks in the United States and other countries. We cannot assure you that we will obtain registrations of principal or other trademarks in key markets in the future. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands, and could increase the risk of challenge from third parties to our use of our trademarks and brands.

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

Our success depends substantially on the efforts and abilities of our senior management and certain key personnel. The competition for qualified management and key personnel, especially engineers, is intense. Although we maintain non-competition and non-disclosure covenants with all our key personnel, we do not have employment agreements with most of them. The loss of services of one or more of our key employees, or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

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

Risks Related to Our Common Stock

There is currently not an active liquid trading market for the Company’s common stock.

Our common stock is quoted on the OTC Markets, QB tier under the symbol “DUOT”. However, there is currently no regular active trading market in our common stock. Although there are periodic volume spikes from time to time, we cannot give an assurance that a consistent, active trading market will develop in the short term. If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate in the future in response to any of the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results
•	Announcements that our revenue or income are below analysts’ expectations
•	General economic downturns
•	Sales of large blocks of our common stock
•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Future sales of common stock by Duos Technologies’ original shareholders or others or other dilutive events may adversely affect the market price of our common stock.

Our existing stockholders could sell any or all of the shares of common stock owned by them from time to time for any reason. Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot speculate what effect, if any, future sales of our common stock, or the availability of shares for future sales, will have on the market price of our stock. As of December 31, 2015, our outstanding securities were as follows:

•

Approximately 64.8 million shares of common stock outstanding

•

Approximately 791,000 shares of common stock issuable upon conversion of two outstanding convertible notes at an average price of $0.15 per share

•

Approximately 609,340 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average price of $0.54 per share

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

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of "blank check" preferred stock, $0.001 par value per share, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

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

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to rights of our shareholders or creditors in the event we are not successful and are forced to seek the protection of the bankruptcy laws.

Our operating results are likely to fluctuate from period to period.

We anticipate that there may be fluctuations in our future operating results. Potential causes of future fluctuations in our operating results may include:

•

Period-to-period fluctuations in financial results

•

Issues in manufacturing products

•

Unanticipated potential product liability claims

•

The introduction of technological innovations or new commercial products by competitors

•

The entry into, or termination of, key agreements, including key strategic alliance agreements

•

The initiation of litigation to enforce or defend any of our intellectual property rights

•

Regulatory changes

•

Failure of any of our products to achieve commercial success

•

General and industry-specific economic conditions that may affect research and development expenditures

•

Future sales of our common stock

Moreover, stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our Common Stock.

Our business, financial condition and results of operations could be materially adversely affected by various risks, including, but not limited to the principal risks noted below.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real property. The Company has an operating lease agreement, through the former parent, for office space of approximately 8,308 square feet located in Jacksonville, Florida that is scheduled to expire as of April 30, 2016. Minimum rent payments under this lease is recognized on a straight-line basis over the term of the lease. The current monthly lease payment is $14,178. Rental expense for the lease during 2015 and 2014 was $142,593 and $142,091, respectively.

On March 8, 2016, the former parent executed an amendment to the current lease, with a start date of May 1, 2016 and ending on October 31, 2021. Rental expense for the months of March 2016 through May 2016 will be $0.00, followed by a monthly rent of $14,816 (including operating cost and taxes) commencing with the month of June 2016. The rent is subject to an annual escalation of 3%, beginning May 1, 2017.

ITEM 3. LEGAL PROCEEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Market, QB, under the symbol “DUOT”. Prior to August 6, 2015, our common stock was quoted on the OTC Bulletin Board under the symbol “IOSA”.

Although trading in our common stock has occurred on a relatively consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, that the current market will be maintained, or that a liquid market for our common stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future stock price performance.

The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the OTC Market. The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices listed are based on the one for two-hundred share reverse split that the Company implemented on April 9, 2015.

	Low	High
Year Ended December 31, 2015
Fourth Quarter	$0.10	$0.40
Third Quarter	$0.20	$0.45
Second Quarter	$0.60	$1.25
First Quarter	$0.40	$1.80

Year Ended December 31, 2014
Fourth Quarter	$0.60	$3.20
Third Quarter	$1.00	$4.00
Second Quarter	$1.98	$4.00
First Quarter	$2.00	$4.60

DIVIDEND POLICY

We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We plan to retain all earnings to provide funds for the operations of our company. In the future, our Board of Directors will decide whether to declare and pay dividends based upon our earnings, financial condition, capital requirements, and other factors that our Board of Directors may consider relevant. We are not under any contractual restriction as to present or future ability to pay dividends.

UNREGISTERED SALES OF SECURITIES

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold the following securities without registration under the Securities Act of 1933, which we refer to as the “Securities Act”:

Name or Class of Investor	Date Sold	No. of Securities	Consideration

Purchase of Stock	October 26, 2015	68,223 shares	Conversion to common stock by note holder of $20,467 in principal and interest.

Purchase of Stock	October 26, 2015	136,986 shares	Conversion to common stock by note holder of $41,096 in principal and interest.

Purchase of Stock	October 27, 2015	499,308 shares	Conversion to common stock by note holder of $149,792 in principal and interest.

Purchase of Stock	October 28, 2015	358,758 shares	Conversion to common stock by note holder of $107,627 in principal and interest.

Purchase of Stock	December 16, 2015	229,167 shares	Conversion to common stock by note holder of $68,750 in principal and interest.

Purchase of Stock	December 30, 2015	166,667 shares	Conversion to common stock by note holder of $50,000 in principal and interest.

The sales were exempt under Rule 506 of section 4(a)(2) of the Securities Act of 1933, as amended. Each investor acquired the securities for investment and without a view to distribution.

ISSUER PURCHASES OF EQUITY SECURITIES

We do not have a stock repurchase program for our common stock and have not otherwise purchased any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OUR COMPANY

Duos (f/k/a ISA) was incorporated in Florida on May 31, 1994 to engage in the business of developing software for the financial and asset management industries. In late 2014, ISA entered into negotiations with Duos Technologies for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015. Duos Technologies, Inc. (Duos) was incorporated under the laws of Florida on November 30, 1990 for the purpose of design, development and deployment of proprietary technology applications and turn-key engineered systems. Duos, based in Jacksonville, Florida, employs approximately 39 people and is a technology company with a strong portfolio of intellectual property, with core competencies that include advanced intelligent technologies that are delivered through its proprietary integrated enterprise command and control platform.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements included in this report.

For the years ended December 31, 2015 compared to December 31, 2014

Revenues

Revenues were $6,767,763 and $4,202,457 for the years ended December 31, 2015 and 2014, respectively, a 61% year over year increase. The increase in revenue during 2015 largely resulted from a more than doubling in our project revenues as investment in sales and R&D over the past 2-years begin to deliver a return on investment. In addition, all revenue categories showed increases year over year including a more than 30% growth in our IT asset management services business as compared against the results for it as a standalone business in 2014.

Cost of Revenues

Costs of revenues were $3,196,176 and $2,132,103 for the years ended December 31, 2015 and 2014, respectively. The increase in 2015 cost of sales is due to growing Project revenue for the costs of implementation. The addition of the IT asset management services business added $185,212 against the prior year where the business was not yet part of Duos Technologies.

Gross Profit

Gross Profits were $3,571,587 and $2,070,354 for the years ended December 31, 2015 and 2014, respectively. The increase in 2015 resulted from a large increase in revenues offset by a higher cost of sales. The year over year comparison shows a higher rate of growth in cost of sales than in revenues.

Operating Expenses

Operating expenses for the years ended December, 2015 and 2014 were $5,798,895 and $3,658,046 respectively, an increase of $2,140,849. The 59% increase in operating expenses was primarily due to a one- time impairment loss of $1,578,816 as a result of the merger with Information Systems Associates, Inc. from the write-off of intangible assets. Excluding this one-time charge, expenses related to operations were higher by $562,031 as a result of an increase in employees from the merger, additional professional fees related to operating as a public company and additional spending on resource tools purchased for the research and development department by the Company.

Loss before other Income (Expense)

The loss from operations for the years ended, December 31, 2015 and 2014 were $2,227,308 and $1,587,692, respectively. The increase in loss from operations was primarily due to a one time impairment loss of $1,578,816 as a result of the merger with Information Systems Associates from the write-off of intangible assets. Excluding this one-time, non-cash, charge, the loss from ongoing operations was reduced by more than 41%.

Other Income (Expense)

Interest Expense

Interest expense for the years ended December 31, 2015 and 2014 were $744,343 and $515,539 respectively. The increase in interest expense was primarily related to higher financing costs as a result of the merger with Information Systems Associates and amortization of debt discounts related to features contained within certain convertible notes including warrant issuance costs. The Company also converted most of its convertible notes into common stock during 2015 which gave rise to a net amount of $216,271 in onetime non-cash charges in connection with the conversions and associated warrant issuances.

Other Income

Other income years ending December 31, 2015 and 2014 were $861,973 and $76, respectively. The large increase in 2015 was the result of the settlement of a previously charged contingent lawsuit liability of $1,411,650 which was settled in late 2015 for a fixed amount of $550,000, resulting in a positive, non-cash improvement in net income of $861,650.

Net Loss

The net loss for the years ended December 31, 2015 and 2014 were $2,325,950 and $2,107,015 respectively. The $218,935 increase in net loss is primarily attributable to one-time, non-cash charges in connection with a one-time impairment loss of $1,578,816 as a result of the merger with Information Systems Associates, Inc. from the write-off of intangible assets. Net loss applicable to Common Stock was $2,325,950 in 2015 versus $2,643,391 in 2014, a reduction of $317,441. The loss in 2014 included a one-time charge for Preferred Stock Dividends charged to retained earnings of $536,376. Net loss per common share was $0.04 and $0.05 for the years ended December 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Cash flows used in operating activities for the years ended December 31, 2015 and 2014 were $2,116,481 and $985,650, respectively. Cash flows used in operations for the years ended December 31, 2015 and 2014 were due primarily to the net losses for the years. The losses in 2015 were positively impacted by approximately $2 million in non-cash charges including an almost $1.6 million impairment loss, offset by $1.7 million negative variance in changes in assets and liabilities.

Cash flows used in provided by investing activities for the years ended December 31, 2015 and 2014 were $75,236 and $30,346, respectively representing investments in certain assets required for continuing operations and research and development.

Cash flows provided by financing activities for the years ended December 31, 2015 and 2014 were $2,246,411 and $1,101,181, respectively. Cash flows from financing activities during 2015 were primarily attributable to proceeds from the issuances of new notes payable, partially offset by repayments of existing notes and short term credit facilities. Cash flows from financing activities during 2014 were primarily from proceeds of new notes payable partially offset by repayment of existing notes and short term credit facilities. During the year ended 2015 we were able to finance operations more through equity issuances rather than debt in an attempt to improve the overall health of our balance sheet.

On March 31, 2016, we entered into a Securities Purchase Agreement, which provides for, among other things, $1.8 million in debt financing which after loan fees, legal expenses and payment of certain existing debt obligations provides approximately $500,000 of additional working capital. The Company expects to close the debt financing on or about April 1, 2016, subject to the satisfaction of customary closing conditions.  Because of the growing nature of the business, we project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1 million for the year of 2016, which may be funded through equity instruments.

Overall, we have funded our cash needs from inception through December 31, 2015 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition, however, the recent debt transaction has lessened the overall risk in this regard.

We had available cash resources of $955 as of March 31, 2016.  On March 31, 2016, we entered into a Securities Purchase Agreement, which provides for, among other things, $1.8 million in debt financing which after loan fees, legal expenses and payment of certain existing debt obligations provides approximately $500,000 of additional working capital. The Company expects to close the debt financing on or about April 1, 2016, subject to the satisfaction of customary closing conditions. Currently, our available cash resources allow us to maintain operations as presently conducted until December, 2016. This is based on our cash flow needs from operations and our existing working capital deficit. We will need to obtain additional capital through equity financing to sustain operations beyond that date. Our current level of operations would require additional capital of at least $500,000. Modifications to our business plans may also require additional capital for us to operate. For example, if we have an opportunity for an accretive acquisition, it would likely require additional capital above our current need. Conversely, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from any future offering will also be used to market our products and services as well as contribute to existing working capital needs.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets, and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

The Company generates revenue from three sources: (1) Project Implementation; (2) Maintenance and Technical Support and (3) IT Asset Management (consulting & auditing).

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

For sales arrangements that do not involve multiple elements such as professional services, which are of short-term duration, revenues are recognized when services are completed.

IT Asset Management Services

The Company recognizes revenue from its IT asset management business in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 104, "Revenue Recognition" and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605-25 which addresses Revenue Recognition for the software industry. The general criteria for revenue recognition under ASC 985-605 for our Company, which sells software licenses, which do not require any significant modification or customization, is that revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

The Company’s IT asset management business generates revenues from three sources: (1) Professional Services (consulting & auditing); (2) Software licensing with optional hardware sales and (3) Customer Service (training and maintenance support).

For sales arrangements that do not involve multiple elements:

(1) Revenues for professional services, which are of short-term duration, are recognized when services are completed;

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

(3) Training sales are one-time upfront short term training sessions and are recognized after the service has been performed; and

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth in the framework contained in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report based on those criteria.

Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE.

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)

Documents filed as a part of this submittal:

(1)

Financial Statements. See Index to Consolidated Financial Statements, which appear on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)

Financial Statements Schedules.

(3)

Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from the Current Report on Form 8-K filed on April 7, 2015)
3.2	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from the Current Report on Form 8-K filed on July 13, 2015)
3.3	Bylaws of Duos Technologies Group, Inc. (incorporated by reference from the Current Report on Form 8-K filed on April 13, 2015)
4.1	Specimen Stock Certificate *
10.1	Chief Executive Officer’s Employment Agreement
21	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed
32.1	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished*
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: March 31, 2016	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: March 31, 2016	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gianni B. Arcaini	Chairman and Chief Executive Officer	March 31, 2016
Gianni B. Arcaini

/s/ Adrian G. Goldfarb	Chief Financial Officer	March 31, 2016
Adrian G. Goldfarb	(Principal Financial Officer) and Director

/s/ Joseph Glodek	Director	March 31, 2016
Joseph Glodek

/s/ Alfred Mulder	Director	March 31, 2016
Alfred Mulder

/s/ Gijs van Thiel	Director	March 31, 2016
Gijs van Thiel

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Duos Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Duos Technologies Group, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duos Technologies Group, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $2,325,950 and cash used in operating activities of $2,116,481 in 2015. At December 31, 2015, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $3,888,273, $3,758,723 and $20,951,176 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 31, 2016

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$140,129	$85,435
Accounts receivable	452,235	317,934
Costs and estimated earnings in excess of billings on uncompleted contracts	421,116	218,309
Prepaid expenses and other current assets	165,095	92,859
Total Current Assets	1,178,575	714,537

Property and equipment, net	72,544	44,883

OTHER ASSETS:
Patents and trademarks, net	57,006	52,496
Total Other Assets	57,006	52,496

TOTAL ASSETS	$1,308,125	$811,916

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,061,961	$550,456
Accounts payable - related party	30,070	53,122
Commercial insurance/office equipment financing	44,024	33,055
Notes payable-related parties	486,964	75,000
Notes payable	52,500	—
Convertible notes payable, including premiums	338,058	1,425,106
Line of credit	40,216	—
Payroll taxes payable	296,215	600,181
Accrued expenses	955,570	694,498
Billings in excess of costs and estimated earnings on uncompleted contracts	303,064	153,783
Deferred revenue	908,206	865,394
Contingent lawsuit payable	550,000	1,411,650
Total Current Liabilities	5,066,848	5,862,245

Total Liabilities	5,066,848	5,862,245

Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 authorized, none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 64,777,621 and 57,738,209 shares issued and issuable, and outstanding at December 31, 2015 and December 31, 2014, respectively	64,778	57,738
Additional paid-in capital	17,127,675	13,517,159
Accumulated deficit	(20,951,176)	(18,625,226)

Total Stockholders' Equity (Deficit)	(3,758,723)	(5,050,329)

Total Liabilities and Stockholders' Equity (Deficit)	$1,308,125	$811,916

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2015	2014
REVENUES:
Project	$3,758,653	$1,802,930
Maintenance and technical support	2,481,183	2,399,527
IT asset management services	527,927	—
Total Revenues	6,767,763	4,202,457

COST OF REVENUES:
Project	2,051,969	1,146,045
Maintenance and technical support	958,995	986,058
IT asset management services	185,212	—
Total Cost of Revenues	3,196,176	2,132,103

GROSS PROFIT	3,571,587	2,070,354

OPERATING EXPENSES:
Selling and marketing expenses	254,083	283,440
Salaries, wages and contract labor	2,586,735	2,264,333
Research and development	216,806	191,662
Professional fees	256,111	83,538
General and administrative expenses	906,344	835,073
Impairment loss on intangible assets and goodwill acquired (see Note 13)	1,578,816	—
Total Operating Expenses	5,798,895	3,658,046

INCOME (LOSS ) FROM OPERATIONS	(2,227,308)	(1,587,692)

OTHER INCOME (EXPENSES):
Interest expense	(744,343)	(515,539)
Gain (loss) on settlement of debt, net	(216,271)	—
Other income, net	861,973	76
Total Other Income (Expense)	(98,641)	(515,463)

Loss before taxes	(2,325,950)	(2,103,155)

Franchise tax	—	(3,860)

NET LOSS	(2,325,950)	(2,107,015)

Preferred stock dividends	—	(536,376)

Net loss applicable to common stock	$(2,325,950)	$(2,643,391)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	61,250,974	56,611,537
Diluted	61,250,974	56,611,537

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2015 and 2014

			Additional
	Common Stock		Paid-in-	Accumulated
	# of Shares	Amount	Capital	Deficit	Total
Balance December 31, 2013	56,605,329	$56,605	$12,600,969	$(15,981,835)	$(3,324,261)

Common stock issued for inducement	1,132,880	1,133	379,814	—	380,947

Cumulative dividends (Note 13)			536,376	(536,376)	—

Net Loss for the year ended December 31, 2014	—	—	—	(2,107,015)	(2,107,015)

Balance December 31, 2014	57,738,209	57,738	13,517,159	(18,625,226)	(5,050,329)

Common stock issued upon conversion of convertible debt	3,818,563	3,819	2,254,252	—	2,258,071

Common stock issued for settlement of accounts payable	50,000	50	16,750	—	16,800

Common stock deemed issuance to ISA shareholders related to reverse merger (see Note 13)	1,246,870	1,247	392,682	—	393,928

Common stock issued for services	237,265	237	136,373	—	136,610

Officer salary settled for common stock	141,205	141	56,341	—	56,482

Exchange of warrants for common stock	34,350	34	3,048	—	3,082

Warrants issued with convertible debt	—	—	30,722	—	30,722

Promissory notes settled by issuance of common stock	1,511,159	1,511	609,291	—	610,802

Reclassification of convertible note premiums upon conversion of debt	—	—	111,058	—	111,058

Net Loss for the year ended December 31, 2015	—	—	—	(2,325,950)	(2,325,950)

Balance December 31, 2015	64,777,621	$64,778	$17,127,675	$(20,951,176)	$(3,758,723)

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,325,950)	$(2,107,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,411	55,162
Gain on settlement of accounts payable/note conversion	(27,194)	—
Stock issued for services	58,775	—
Loss on settlement of debt	243,465	—
Amortization of stock based prepaid consulting fees	41,126	—
Loss related to warrants exchanged for stock	3,082	—
Common Stock issued for inducement	—	380,947
Impairment loss on intangible assets and goodwill acquired	1,578,816	—
Changes in assets and liabilities:
Accounts receivable	(134,301)	337,689
Costs and estimated earnings on uncompleted contracts	(202,807)	(23,211)
Put premium	—	—
Prepaid expenses and other current assets	(35,526)	(5,463)
Accounts payable	(657,920)	(365,547)
Accounts payable-related party	(23,052)	(7,589)
Interest from premium accretion on convertible notes	—	25,889
Payroll taxes payable	(303,966)	143,226
Accrued expenses	294,117	(36,650)
Billings in excess of costs and earnings on uncompleted contracts	149,281	144,266
Contingent lawsuit payable	(861,650)	409,326
Deferred revenue	42,812	63,320

Net cash used in operating activities	(2,116,481)	(985,650)

Cash flows from investing activities:
Cash acquired in acquisition	1,346	—
Purchase of patents/trademarks	(10,420)	(5,500)
Purchase of fixed assets	(66,162)	(24,846)

Net cash used in investing activities	(75,236)	(30,346)

Cash flows from financing activities:
Bank overdraft proceeds	—	(97,491)
Proceeds from bank line of credit	40,216	—
Proceeds from related party notes	464,464	—
Proceeds from borrowings under convertible notes and other debt	1,730,772	1,198,370
Proceeds of insurance and equipment financing	10,959	302

Net cash provided by financing activities	2,246,411	1,101,181

Net increase (decrease) in cash	54,694	85,185
Cash, beginning of year	85,435	250
Cash, end of year	$140,129	$85,435

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended
	December 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Interest paid	$59,398	$52,062
Taxes paid	$3,136	$4,243

Supplemental Non-Cash Investing and Financing Activities:
Preferred stock dividends (Note 13)	$—	$536,376
Common stock issued upon conversion of convertible debt	$2,258,071	$—
Common stock issued to settle notes payable and accrued interest	$610,802	$—
Common stock issued to settle accounts payable	$16,800	$—
Common stock issued for accrued salary	$56,482	$—
Reclassification of put premium liability on convertible notes to paid-in capital	$111,058	$—
Increase in debt discount and paid-in capital for warrants issued with debt	$30,722	$—

Liabilities assumed in share exchange	$1,186,234	$—
Less: assets acquired in share exchange	(1,347)	—
Net liabilities assumed	1,184,887	—
Fair value of shares exchanged	393,929	—
Increase in intangible assets	$1,578,816	$—

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (f/k/a Information Systems Associates, Inc. (“ISA”), through its operating subsidiary “Duos Technologies, Inc. (“duostech” or the “Company”) is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems. duostech converges traditional security measures with information technologies to create “actionable intelligence.” duostech’s IP is built upon two of its core technology platforms (praesidium® and centraco™), both distributed as licensed software suites, and natively embedded within engineered turnkey systems (see detailed description of the Company’s products at its website www.duostech.com). praesidium® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (AMS). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected. centraco™ is a comprehensive user interface that includes the functionalities of a Physical Security Information Management (PSIM) system as well as those of an Enterprise Information System (EIS). This multi-layered interface can be securely installed as a stand-alone application suite inside a local area network or pushed outside a wide area network using the same browser-based interface. It leverages industry standards for data security, access, and encryption as appropriate. The platform also operates as a cloud-hosted solution.

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

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Duos Technologies, Inc and TrueVue 360, Inc. All significant inter-company transactions and balances are eliminated in consolidation.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be a cash equivalent. There were no cash equivalents at December 31, 2015 or 2014.

Concentrations

Cash Concentrations

Cash and cash equivalents are maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at December 31, 2015 and 2014.

Significant Customers and Concentration of Credit Risk

The Company, by policy, routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced any write-downs in its accounts receivable balances through December 31, 2015. A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues in 2015 and 2014, and total accounts receivable at December 31, 2015 and 2014, respectively.

2015				2014
Revenue		Accounts Receivable		Revenue		Accounts Receivable
Customer A	30%	Customer A	33%	Customer A	48%	Customer A	52%
Customer B	16%	Customer B	28%	Customer B	26%	Customer B	18%
Customer C	16%	Customer C	24%			Customer C	12%

Geographic Concentration

Approximately 1.73% of revenue is generated from customers outside of the United States.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collections on the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. No allowance was deemed necessary at December 31, 2015 and 2014.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment (three to five years). When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations. Leasehold improvements are expensed over the term of our lease.

Software Development Costs

The Company accounts for costs incurred to develop or purchase computer software for internal use in accordance with FASB ASC 350-40 “Internal-Use Software” or ASC 350-50 "Website Costs". Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Costs incurred to maintain existing product offerings are expensed as incurred.

Patents and Trademarks

Patents and trademarks which are stated at amortized cost, relate to the development of video surveillance security system technology and are being amortized over 17 years.

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment, and other long-lived assets in accordance with FASB ASC 360 “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Accrual of Legal Costs Associated with Loss Contingencies

The Company expenses legal costs associated with loss contingencies, as incurred.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Product Warranties

The Company has a 90 day warranty period for materials and labor after final acceptance of all projects. If any parts are defective they are replaced under our vendor warranty which is usually 12-36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of December 31, 2015 and 2014, management considers all final acceptance terms have been met; therefore no accrual of warranty reserves has been made.

Sales Return

Our systems are sold as integrated systems and there are no sales returns allowed.

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

For sales arrangements that do not involve multiple elements such as professional services, which are of short-term duration, revenues are recognized when services are completed.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

IT Asset Management Services

The Company recognizes revenue from its IT asset management business in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 104, "Revenue Recognition" and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605-25 which addresses Revenue Recognition for the software industry. The general criteria for revenue recognition under ASC 985-605 for our Company, which sells software licenses, which do not require any significant modification or customization, is that revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

The Company’s IT asset management business generates revenues from three sources: (1) Professional Services (consulting & auditing); (2) Software licensing with optional hardware sales and (3) Customer Service (training and maintenance support).

For sales arrangements that do not involve multiple elements:

(1) Revenues for professional services, which are of short-term duration, are recognized when services are completed;

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

(3) Training sales are one-time upfront short term training sessions and are recognized after the service has been performed; and

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Deferred Revenue

Deferred revenues represent billings or cash received in excess of revenue recognizable on service agreements that are not accounted for under the percentage of completion method.

Advertising

The Company expenses the cost of advertising. During the years ended December 31, 2015 and 2014, there were no advertising costs.

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

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2015, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2012, 2013 and 2014 remain open for potential audit.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At December 31, 2015, outstanding warrants to purchase an aggregate of 609,340 shares of common stock and 734,047 shares of common stock issuable upon conversion of convertible debt were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Segment Information

The Company operates in one reportable segment.

Reclassifications

Certain amounts in the 2014 statements of operations have been reclassified from operating expenses to cost of revenue to conform to the 2015 presentation.  These reclassifications increased cost of revenues in 2014 by $604,948; decreased salaries, wages and contract labor by $355,338 and decreased general and administration expenses by $249,610.

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of December 31, 2015 this guidance would not have a material effect on the consolidated balances current presentation.

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,325,950 including an impairment loss of $1,578,816 and other non-cash charges to earnings related to the reverse merger with Information Systems Associates, Inc. and cash used in operating activities was $2,116,481 for the year ended December 31, 2015. The working capital deficit, stockholders’ deficit and accumulated deficit as of December 31, 2015 were $3,888,273, $3,758,723 and $20,951,176 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. Management has been successful in raising smaller amounts of capital from Accredited Investors through sales of equity and converting much of its debt into equity. In addition, short-term loans from friends and family, deferrals of certain salary payments by officers and extensions on payments to certain suppliers continue to provide limited working capital for maintenance of operations.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

In April 2015, the Company completed a previously announced reverse triangular merger whereby duostech became a wholly owned subsidiary of the Company. The two companies are now integrated and continue to operate in their respective markets. The Company was successful in reducing operating costs from consolidation of the two entities as a result of the merger. In addition, a complete and detailed plan of operations has been developed which contemplates seeking to raise capital and focusing on growing revenue and profits from existing operations. On June 30, 2015, the Company retained a broker dealer to assist in its capital raising efforts on a “best efforts basis”. Although this arrangement was formally terminated at the end of 2015, the broker dealer continued to pursue debt financing for working capital (see Subsequent Events) in 2016, and facilitated a Term Sheet for debt financing of $1.8M, which the Company accepted.

Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. Growth in revenues in 2015 exceeded expectations such that operating losses, excluding the impairment loss, were substantially reduced from the previous year. Our forecasts indicate that current operations are close to breakeven, such that the requirements to raise significant amounts for working capital are less than before. Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient revenue and to attain profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade Accounts Receivable

Accounts receivable were as follows at December 31, 2015 and 2014:

	2015	2014
Accounts Receivable	$452,235	$317,934
Allowance for doubtful accounts	—	—
	$452,235	$317,934

There was no bad debt expense related to trade accounts receivable in 2015 and 2014.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follow at December 31, 2015 and 2014:

	2015	2014
Furniture, fixtures and equipment	$1,100,658	$976,598
Less: Accumulated depreciation	(1,028,114)	(931,715)
	$72,544	$44,883

Total depreciation in 2015 and 2014 was $38,501 and $49,286, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

	2015	2014
Patents and trademarks	$267,135	$256,715
Less: Accumulated amortization	(210,129)	(204,219)
	$57,006	$52,496

Total amortization of patents in 2015 and 2014 was $5,910 and $5,876, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 6 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$21,325	9.75%	$8,892	9.95%
Third Party - Insurance Note 2	11,277	9.75%	20,376	9.25%
Third Party - Equipment Financing	—	—	3,787	13.48%
Third Party - Insurance Note 3	—	8.66%	—	—
Third Party - Insurance Note 4	11,422	8.99%	—	—
Total	$44,024		$33,055

The Company entered into an agreement on December 13, 2014 with its insurance provider by executing an $8,892 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.95% payable in monthly installments of principal and interest totaling $930 through October 13, 2015. The policy was renewed December 23, 2015 with a $21,325 note payable.

The Company entered into an agreement on September 15, 2014 with its insurance provider by executing a $28,678 note payable (Insurance Note 2) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.25% payable in monthly installments of principal and interest totaling $3,001 through July 15, 2015. The policy was renewed September 15, 2015 with an $18,823 note payable and annual interest rate of 9.75% payable in monthly installments of principal and interest totaling $1,678 through July 15, 2016.  At December 31, 2015, the note payable balance was $11,277.

The Company issued a $40,729 note payable on August 12, 2011 to a vendor to finance computer equipment, secured by that equipment with an interest rate of 13.48% per annum payable in monthly installments of principal and interest totaling $1,917 through March 12, 2014. The equipment was accounted for as a capital lease. (see Note 10). In May 2014, the Company executed a buy-out option for $11,364 to purchase this computer equipment, and agreed to make 12 monthly installments of $947 through April 1, 2015.

The Company entered into an agreement on February 3, 2015 with its insurance provider by executing an $111,548 note payable (Insurance Note 3) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.66% payable in monthly installments of principal and interest totaling $9,803 through December 3, 2015. At December 31, 2015 the note payable balance was zero.

The Company entered into an agreement on April 1, 2015 with its insurance provider by executing a $65,000 note payable (Insurance Note 4) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.99% payable in monthly installments of principal and interest totaling $5,775 through February 1, 2016. At December 31, 2015 the note payable balance was $11,422.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
Notes Payable	Principal	Interest*	Principal	Interest*

Shareholder	$65,000.75%		$65,000.75%
Related party	17,651.67%		—	—
Related party	33,615	—	—	—
Related party	36,500.67%		10,000.67%
Related Party	21,170	—	—	—
Related Party	11,131.67%		—	—
CFO	7,841	—	—	—
Shareholder	294,056.50%		—	—
Total	$486,964		$75,000

* effective interest rate per month including default penalties

On May 28, 2008, a shareholder who is indirectly invested in the Company with the Chief Executive Officer (CEO) through another entity, loaned the Company the sum of $65,000 accruing interest at .75% per month. There was an accrued interest balance of $43,381 and $37,531 as of December 31, 2015 and December 31, 2014, respectively. The note was repayable on or before September 15, 2008 although no demand for repayment has been received from the holder. There is no formal written agreement and the terms are documented on a letter from a former Chief Financial Officer (CFO) of the Company. The terms contain no default clauses and as of the time of this report, no demand for repayment has been made or expected. The Company intends to either negotiate a conversion to common stock or to repay the loan when sufficient working capital permits such action.

Upon the consummation of the merger on April 1, 2015, the Company assumed an Original Issue Discount (OID) promissory note with a remaining principal balance of $15,000 accruing interest at 1.5% per month. On November 30, 2015 there was an outstanding principal balance of $15,000 and an accrued interest balance of $2,651 in which the promissory note was restructured into a note due on or before December 15, 2016 for a total of $17,651 principal balance, accruing interest at .67% per month and monthly payments of $1,535 commencing January 15, 2016.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes due to an entity which had previously extended credit on a revolving basis for working capital. The total principal balance was $212,693 at the time of the merger and carried total interest and extension fees of 2.5% per month. On September 30, 2015, the note and accrued interest for a total of $275,660 was exchanged for 1,002,401 common shares. The Company recorded a loss on settlement in the amount of $115,139. The same lender had extended further credit to the Company’s TrueVue360 subsidiary which on September 30, 2015 had a principal balance of $28,040 and accrued interest balance of $9,777 totaling $37,817. The note can be extended each time for a further 30 days on payment of a 1% extension fee in addition to the 1.5% interest cost which can be accrued. The Company agreed to convert this note to an 18-month term loan with 0% interest and monthly payments of $2,100 starting November 1, 2015. The Company also issued 501,201 5-year warrants with a strike price of $0.28 as consideration for the conversion of the larger note and the zero interest feature of the extended payment plan. As of December 31, 2015, the balance was $33,615.

On December 12, 2013, the wife of the CEO loaned the Company the sum of $10,000 at an annual percentage rate of 8%. On January 29, 2015 and March 3, 2015, the wife of the CEO loaned the Company an additional $12,000 and $5,000, respectively. On September 30, 2015 an additional $9,500 was loaned to the Company. The total principal due at December 31, 2015 and December 31 2014 was $36,500 and $10,000, respectively. There was accrued interest balance of $3,052 and $842 as of December 31, 2015 and December 31, 2014, respectively. The note is repayable on demand of the holder. As of the time of this report, no such demand has been made.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $30,378 due to the former CEO of ISA. These amounts are non-interest bearing and are due on demand. The Company pays these loans as sufficient funds become available. At December 31, 2015, the loan had an outstanding balance of $21,170.

Upon the consummation of the merger on April 1, 2015, the Company assumed an OID promissory note with a remaining principal and accrued interest balance of $10,593. During the third quarter of 2015, interest payments of $1,500 were paid. At November 30, 2015 the principal balance of the note was $10,000, and an accrued interest balance of $1,131 at a rate of 2.5% per month was restructured into a note due on or before December 15, 2016 for a total of $11,131 principal balance, accruing interest at .67% per month and monthly payments of $968 commencing January 15, 2016.

On March 10, 2015, the Company received a $100,000 loan from a related party principal shareholder. The note accrues interest at the rate of 12% per annum and was repayable on or before December 15, 2015. The Company and shareholder agreed to convert the principal amount and accrued interest for a total of $107,627 to common stock effective October 28, 2015 for 358,758 shares of common stock at $0.30 per share. The Company recorded a loss on conversion in the amount of $35,876.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes with a total principal balance of $8,783 due to the Company’s CFO. During the second quarter of 2015, the CFO loaned the Company an additional $365 and the Company made payments to the CFO during the same period in the amount of $1,307. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. At December 31, 2015, the CFO had an outstanding loan balance of $7,841.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a principal balance of $857 due to a former Board member. These advances do not incur any interest. On September 11, 2015 the note was paid in full.

On March 3, 2015, and April 1, 2015 the Vice President of Accounting of the Company loaned the Company the sum of $1,500 and $12,100 respectively, at an annual percentage rate of 8%. The note was repayable on demand of the holder in the event of a significant accounts receivable payment to the Company. The company repaid the loan in full on April 15, 2015 including accrued interest in the amount of $51.

On April 8, 2015, the Company received a $310,000 loan from a related party principal shareholder. The note accrues interest at the rate of 6% per annum and was repayable on or before October 31, 2015. There was accrued interest balance of $8,616 as of September 30, 2015. The Company and shareholder have agreed to replace the note with a new note in the amount of $320,166, which includes principal and accrued interest through October 31, 2015. Repayment shall occur with eleven monthly payments of $27,750 plus one final payment of $27,006.63 (including interest of 6%) beginning on or before December 31, 2015. As of December 31, 2015, the balance was $294,056.

Notes Payable

	December 31, 2015
Notes Payable	Principal	Interest

Vendor	$52,500	—
Total	$52,500	—

Upon the consummation of the merger on April 1, 2015, the Company assumed a non-interest bearing OID promissory note with a remaining principal balance of $33,600 ($26,923 net of OID discounts) pursuant to a 1 year funding which began in August 2014, secured by future receivables up to $62,400 (which was the original principal balance of the note). The Company amortized the original issue discount over the term of the promissory note. The Company was making a monthly payment of $4,800 and the note was paid in full on November 2, 2015.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a principal balance of $50,000. On July 1, 2015, the principal balance of $50,000 was converted to 150,000 common shares, with a remaining accrued interest balance of $13,750 that was paid October 30, 2015. The Company recorded a loss on conversion in the amount of $26,500.

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company strongly believed that FacilityTeam did not deliver the products promised and felt that we would prevail in arbitration called for by the contract between the parties. Ultimately, the Company opted to settle the matter for the cost of the litigation which was estimated be at least $60,000; rather than spend further resources on defending the claim and pursuing the counterclaim against FacilityTeam. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and taking a charge in the third quarter of 2015 for the settlement amount of $60,000. At December 31, 2015 the balance was $52,500.

Convertible Notes, Including Premiums

	December 31, 2015			December 31, 2014
Notes Payable	Principal	Premium	Principal, Including Premium	Principal	Premium	Principal, Including Premium
Investor	$19,108	$—	$19,108	$—	$—	$—
Vendor	50,000	50,000	100,000	—	—	—
Shareholder	125,000	—	125,000	—	—	—
Investor Group	—	—	—	1,398,370	26,736	1,425,106
Shareholder	46,975	46,975	93,950	—	—	—
Total	$241,083	$73,488	$338,058	$1,398,370	$26,736	$1,425,106

Upon the consummation of the merger on April 1, 2015, the Company assumed a convertible promissory note with a remaining principal balance of $19,108 due to an unrelated party investor and shareholder of the Company. The $19,108 is non-interest bearing and currently due, although the note holder has not made any demand for payment at this time.

Upon the consummation of the merger on April 1, 2015, the Company assumed a convertible promissory note of $50,000 due to a vendor of the Company which included a premium of $50,000 relating to its treatment as stock settled debt under ASC 480. The $50,000 convertible note accrues interest at 1% per month and is convertible into the Company’s common stock at a 50% discount to the average closing bid prices for the 5 days immediately prior to the conversion date. The net note balance at December 31, 2015 is $50,000 and $4,723 in accrued interest.

Upon the consummation of the merger on April 1, 2015, the Company assumed a non-interest bearing OID promissory note due to an unrelated party stockholder, subject to a forbearance agreement and due July 14, 2015. A 25% penalty is due if the balance is not paid by the due date. Furthermore, 5% of all factor payments to the Company are to be used to pay down the note. The note is secured by certain of the Company’s intellectual property. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the stockholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. On September 21, 2015, the shareholder agreed to new terms to convert $81,250 of the $165,000 outstanding note to 506,421 common shares and the addition of the 25% penalty as stated above in the amount of $41,250, with a new note balance of $125,000, 15- month term and 8% interest. At December 31, 2015, the accrued interest was $4,578. The Company recorded a loss on conversion in the amount of $55,484.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Pursuant to a financing agreement with one investor group (the “holder”), dated September 23, 2013, duostech issued a $10,000 debenture in 2015 and there were $1,398,370 of unsecured convertible debentures outstanding at December 31, 2014. The debentures bear interest at 6% annually and each debenture principal is due in three years from the debenture issuance date. The interest is due monthly in arrears. The principal balance at March 30, 2015 and December 31, 2014 was $1,408,370 and $1,398,370, respectively. The Company had been making its monthly interest payments and accordingly, accrued interest was $0 and $7,126 at September 30, 2015 and December 31, 2014. There is no default provision for the non-payment of interest when due. The maturity dates range from October 27, 2016 through November 30, 2017. The financing agreement states that these debentures will take highest priority over all other existing debt of the Company in the case of bankruptcy or other liquidation event. If any debenture is outstanding as of the maturity date then the Company shall pay a 3% premium on the principal in addition to repayment of the principal and any accrued interest. This 3% premium is being accrued as additional interest expense over the debentures terms. If the Company merges with a public entity then the holder has the right to (i) convert the remaining principal of one or more debentures into the combined Company’s stock at a 20% discount to the negotiated value of such stock according to the terms of the merger; or (ii) to call in one or more or even all of the debentures as due and payable within six (6) months of the “call” date with regard to each debenture and such obligation of the Company to pay shall include a 3% premium on the principal balance or (iii) let one or more of the debentures remain in effect according to the original terms, however, if the Company completes a merger with a public entity the Company has the right to pay-off the debentures remaining principal balance and with a required 3% premium and any accrued interest. Although these convertible debentures appear to meet the requirements of stock settled debt under ASC 480 due to the variable conversion fixed rate, no premium on the debt or related interest expense has been recorded at the debt issuance dates since the conversion option is contingent on a future event. On March 31, 2015, there was $1,415,546 of convertible debt which included $7,176 accrued interest that was converted into 2,211,791 shares of common stock as a result of closing of a reverse merger with Information Systems Associates, Inc. (ISA). The conversion was priced at a 20% discount from the Company’s closing price on June 30, 2015 of $0.80 for a net conversion price of $0.64 per share in accordance with the original terms of the convertible debentures. As a result of this conversion, $37,120 of accrued debt premium relating to the 3% provision noted above, which is not required to be paid to debenture holders, was reclassified to additional paid-in capital and a $352,093 interest expense was recognized and recorded as a debt premium on March 31, 2015 pursuant to the resolution of the contingency under ASC 480 and then reclassified to additional paid-in capital. In June 2015, the Company issued three Convertible Promissory Notes in the aggregate amount of $115,000 to the same investor group for a 2-year term, 8% coupon and convertible into the Company's common stock at a 35% discount from the 5-trading day’s average closing price immediately preceding conversion. On June 10, 2015 the investor made the first investment of $50,000, with subsequent further investments of $50,000 on June 16, 2015, $15,000 on June 24, 2015 and $31,250 on October 5, 2015. Based on the fixed conversion ratio, these notes are treated as stock settled debt under ASC 480 and accordingly, a premium of $61,923 was recorded and charged to interest expense. On October 27, 2015 the investor converted the $146,250 investment into 499,308 shares of common stock at $.030 per share resulting in a net gain on settlement of $5,319.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $44,325 bearing interest at 1.5% per month. The note holder gave 30 day notice to the Company on May 1, 2015 for the note to be repaid in full plus any interest due. On June 30, 2015 an Addendum to Promissory Note was executed and agreed that the payment of $46,975, $44,325 plus accrued interest of $2,650 in connection with the Debt Purchase Agreement represents the total settlement of the Note. Also, on June 30, 2015 a current shareholder and services provider agreed to assume the new $46,975 note with the existing terms and conditions and an addendum was signed for the assumption and making the note convertible into the Company’s common stock at a 50% discount to the average price for the previous 5 trading days and the new Note is non-interest bearing. The addendum was treated as a debt extinguishment. The Company recorded a premium of $46,975 since the note was convertible at a fixed rate to a fixed monetary amount equal to $93,950 pursuant to ASC 480. On December 31, 2015 the balance on the note was $93,950 which includes the $46,975 premium and there was accrued interest of $4,228.

On June 24, 2015, a current shareholder agreed to loan to the Company $40,000 evidenced by a two year convertible note with an 8% coupon. The note is convertible into the Company’s common stock at a 35% discount to the average closing price of the previous 5 trading days. The note holder was also issued 55,944 five year warrants with a $0.40 strike price and cashless exercise feature. The Company recorded a stock settled debt premium of $21,538 in accordance with ASC 480 and a warrant discount of $30,427. On October 26, 2016 the shareholder agreed to convert the loan total of $41,096 including $1,096 of accrued interest into 136,986 shares of common stock at $.030 per share resulting in a gain on settlement of $5,479.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

On July 8, 2015 the Company received $10,000 and on July 17, 2015 the Company received an additional $10,000 from a shareholder in the form of a $20,000 Convertible Note. The terms of the note were 2 years, convertible into the Company’s stock at a 35% discount from the average of the previous 5 trading day’s closing prices prior to notice of conversion. The Company recorded a note premium in the amount of $10,769 based on this note qualifying as stock settled debt under ASC 480 and a prepaid asset balance of $12,185 relating to warrants issued to the shareholder/vendor. On October 26, 2016 the shareholder agreed to convert the loan total of $20,467 including $467 of accrued interest into 68,223 shares of common stock at $.030 per share resulting in a gain on settlement of $2,729.

NOTE 7 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000, but is now closed to future borrowing. The balance as of December 31, 2015 was $40,216 including accrued interest. This line of credit has no maturity date. The annual interest rate is the Prime Rate plus 8%  (10% at December 31, 2015). The former CEO of ISA is the personal guarantor.

NOTE 8 – CONTRACT ACCOUNTING

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts represents costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2015 and 2014, costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following:

	2015	2014
Costs and estimated earnings recognized	$2,322,836	$990,799
Less: Billings or cash received	(1,901,720)	(772,490)
Costs and estimated earnings in excess of billings on uncompleted contracts	$421,116	$218,309

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2015, and 2014, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following:

	2015	2014
Billings and/or cash receipts on uncompleted contracts	$1,146,804	$394,517
Less: Costs and estimated earnings recognized	(843,740)	(240,734)
Billings in excess of costs and estimated earnings on uncompleted contracts	$303,064	$153,783

NOTE 9 – DEFERRED COMPENSATION

The Company entered into several informal deferred compensation agreements in 2009 with eight employees, primarily officers and top level executives. The deferred compensation agreements include salary and commission deferrals.

The Company accrued 50% of the CEO’s salary beginning in 2009 and 25% of other executives, some of which are no longer with the Company. The Company intends to fully repay 100% of the deferred amounts including employees that have subsequently left.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

As of December 31, 2015 and 2014, the Company has accrued $776,428 and $552,582, respectively, of deferred compensation relating to the individual agreements, which are included in the accompanying balance sheet in accrued expenses. The above referenced deferred compensation agreements are un-funded.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Capital Lease

Equipment leased in August 2011 under a capital lease consists of computer equipment with a combined capitalized cost of $52,653. Accumulated depreciation was $52,653 and $52,653, respectively, relating to the leased equipment as of December 31, 2015 and 2014. Depreciation expense was $0 and $3,545 in 2015 and 2014, respectively. The leased equipment was purchased by the Company in May 2014 under a purchase option at the equipment's fair market value. (see Note 6)

Operating Leases

The Company has several non-cancelable operating leases, primarily for equipment, that expire over the next 3 years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense for operating leases during 2015 and 2014 was $12,578 and $17,838, respectively.

	Year Ended December 31,
	2015	2014
Purchase Power	$710	$710
Coffee Perks/A. Antique Coffee Services	300	325
Canon	11,569	12,567
NFS Leasing	—	4,236
Total Operating Leases rent expense	$12,578	$17,838

The Company has an operating lease agreement, through the former parent, for office space located in Jacksonville, Florida that expires as of April 30, 2016. Minimum rent payments under this lease is recognized on a straight-line basis over the term of the lease. The current monthly lease payment is $14,179. Rental expense for the lease during 2015 and 2014 was $142,593 and $142,091, respectively.

On March 8, 2016, the former parent executed an amendment to the current lease with a start date of May 1, 2016 and ending on October 31, 2021. Rental expense for the months of March 2016 through May 2016 will be $0, followed by a monthly rent of $14,816 (including operating cost and taxes) commencing with the month of June 2016. The rent is subject to an annual escalation of 3%, beginning May 1, 2017.

The following is a schedule of future minimum lease payments for non-cancelable operating leases are as follows:

2016	$123,429
2017	169,483
2018	174,568
2019	179,805
2020	185,199
2021	155,846
Total	$988,330

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Placement Agency Agreement

On February 18, 2015, duostech engaged an exclusive placement agent in connection with the possible acquisition of a private entity which has previously been disclosed. The acquisition required private placement of equity, equity-linked or debt securities (the “Agreement”). On June 29, 2015, the Company and the placement agent terminated the agreement; no success fee amounts were due.

On July 1, 2015, duostech entered into a limited exclusive placement agent agreement in connection with the proposed offer and placement of up to $5,000,000 of securities, convertible instruments, private notes or loans (excluding a registered public offering) of the Company. The Agreement was for an initial term of 120 days. duostech paid an initial fee of $15,000 in connection with this engagement with an additional $5,000 due upon the acceptance by duostech of a valid term sheet. In the event of a transaction being concluded, the agent would have been paid 5% of senior debt that is not convertible and 8% cash plus 8% warrants of any equity based transaction. At the conclusion of the initial term no acceptable term sheet had been presented and the Company terminated the agreement on December 1, 2015. The parties agreed to continue working together without a formal agreement but with an understanding that should a term sheet be accepted and a subsequent financing be secured, Duos would honor the terms of the original agreement as described above (see Note 15).

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

Under the terms of the Settlement Agreement, duostech provided a letter of intent from Duos Ventures II, LLC fund or any other fund as determined by Lenger Financial to the Company for the payment of the settlement amount (the “Security”). Upon provision of the Security, duostech would have had until February 15, 2016 to pay the Settlement Amount and, if such amount was not paid by such date, then the Agreed Judgment was to be filed with the court and executed upon, with interest due at 12% per annum beginning February 15, 2016.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

On February 9, 2016, duostech’s counsel informed CW Electric’s counsel that on February 5th Duos executed a term sheet with an investment fund which will, among other things, provide the funding for the settlement with C.W. Electric. At the time, Duos and the lender believed that the closing will take place during or prior to the second week in March. Consequently, Duos requested that C.W. Electric refrain from filing and/or executing on the Agreed Judgment attached to the Settlement Agreement until after the closing, as they were in the final stretches of obtaining the funding necessary to resolve this matter.   CW Electric’s counsel agreed to an extension and following the filing of a respective joint motion, the District Court for the Eastern District of Kentucky entered an order of continuance until March 20, 2016 and further extended until April 20, 2016.  Payment in full is to be made immediately upon the closing of the loan.  (see Note 15)

CW has released the Company, duostech and affiliates from any action that could have been brought in the suit.

The Company has recorded a non-cash gain for the quarter ended December 31, 2015 in the amount of $861,650 to other income. Amounts of $550,000 and $1,411,650 were accrued as a contingent lawsuit payable at December 31, 2015 and December 31, 2014, respectively, in the Company’s consolidated financial statements.

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company strongly believed that FacilityTeam did not deliver the products promised and felt that we would prevail in arbitration called for by the contract between the parties. Ultimately, the Company opted to settle the matter for the cost of the litigation which was estimated be at least $60,000; rather than spend further resources on defending the claim and pursuing the counterclaim against FacilityTeam. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and taking a charge in the third quarter of 2015 for the settlement amount of $60,000. At December 31, 2015 the balance was $52,500.

Delinquent Payroll Taxes Payable

As reported previously, the Company has a delinquent payroll tax payable at December 31, 2015 and December 31, 2014 in the amount of $244,470 and $571,560, respectively. The delinquent portion is included in the payroll taxes payable balance of $296,215 and $600,181, respectively, as shown on the Company’s consolidated balance sheet. The IRS has accepted the Company’s offer of a monthly installment agreement in the amount of $25,000 commencing March 28, 2016.

NOTE 11 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2015 and 2014 consist of net operating loss carryforwards and differences in the book basis and tax basis of intangible assets.

The blended Federal and State tax rate of 37.6% applies to loss before taxes. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2015 and 2014 were as follows:

	Years Ended December 31,
	2015	2014
Income tax benefit at U.S. statutory rate of 34%	$(790,823)	$(716,385)
State income taxes	(83,734)	(75,853)
Non-deductible expenses	722,740	148,876
Change in valuation allowance	151,817	643,362
Total provision for income tax	$—	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Company’s approximate net deferred tax assets as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforward	$4,602,442	$4,413,962
Intangible assets	214,206	250,869
	4,816,648	4,664,831
Valuation allowance	(4,816,648)	(4,664,831)
Net deferred tax assets	$—	$—

The net operating loss carryforward was approximately $12,240,000 and $11,739,000 at December 31, 2015 and 2014, respectively. The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2015 and 2014 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $151,817 in 2015.

The potential tax benefit arising from the loss carryforward will expire in years through 2035. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future in accordance with Section 382 of the Internal Revenue Code. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company believes its tax positions are all highly certain of being upheld upon examination. The Company’s 2015, 2014 and 2013 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position.

NOTE 12 – RELATED PARTIES

Notes, Loans and Accounts Payable

As of December 31, 2015 and December 31, 2014 there were various notes and loans payable to related parties totaling $486,964 and $75,000, respectively, with related unpaid interest of $47,959 and $38,373 respectively (see Note 6). The Company also has accounts payable-related parties due to an officer for expense reimbursement and due to an affiliate for services in the total amount of $30,070 and $53,122 at December 31, 2015 and 2014, respectively.

Administrative Services Agreement

On December 1, 2002, the Company and the former parent entered into an Administrative Services Agreement whereby the former parent agreed to provide administrative and support services including but not limited to, (a) rent and general infrastructure, (b) human resource management services, and (c) accounting and financial services and other miscellaneous services. The monthly fee was subject to adjustments in accordance with the actual services rendered. There were no fees incurred with the former parent for the years ending December 31, 2015 and 2014 and we will not incur any additional fees going forward. At December 31, 2015 and 2014, $5,173 and $19,897, respectively, was due to the former parent under this agreement and is included in Accounts payable - related parties as disclosed above.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 13 – STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

On December 29, 2014 the Company agreed with the majority of the then Series A redeemable convertible preferred shareholders to exchange all Series A Convertible preferred stock into the Company’s common stock at an 8% premium in terms of the quantity of shares to the original conversion rate which original conversion rate was approximately $0.54 per share. Accordingly, approximately 13,454,989 common shares were issued which includes the approximately 996,666 additional 8% premium common shares issued as an inducement to convert. The Company valued these additional premium shares based upon a contemporaneous business valuation of the Company resulting in a per share value of approximately $0.336 per share or an aggregate approximate $335,143 which was charged to operations in 2014. Since the preferred stock had been redeemable at stated value plus undeclared dividends, the Company recognized $536,376 of dividends in each of 2014 and 2013. Furthermore, since as discussed below under “Common Stock”, the Company has retroactively applied the effects of a subsequent merger, no Series A preferred stock transactions are reflected in the accompanying statement of changes in stockholders’ equity and the dividends were charged to retained earnings with a credit to additional paid-in capital in 2014.

Series B Convertible Preferred Stock

On December 29, 2014 the Company agreed with the majority of the then Series B convertible preferred shareholders to exchange all Series B Convertible preferred stock into the Company’s common stock at an 8% premium in terms of the quantity of shares to the original conversion rate which original conversion rate was approximately $0.66 per share. Accordingly approximately 1,838,885 common shares were issued which includes the approximately 136,214 additional 8% premium common shares issued as an inducement to convert. The Company valued these additional premium shares based upon a contemporaneous business valuation of the Company resulting in a per share value of approximately $0.336 per share or an aggregate of approximately $45,804 which was charged to operations. Furthermore, since as discussed below under “Common Stock”, the Company has retroactively applied the effects of a subsequent merger, no Series B preferred stock transactions are reflected in the accompanying statement of changes in stockholders’ equity and the dividends are charged to retained earnings with a credit to additional paid-in capital in 2014.

Conversion of Debt

On March 31, 2015, Duos Ventures LLC converted $1,415,546 of convertible debentures which included $7,176 accrued interest into 2,211,791 shares of common stock as a result of the closing of a reverse merger with Information Systems Associate, Inc. (ISA). The conversion was priced at a 20% discount from the ISA closing price on March 31, 2015 of $0.80 for a net conversion price of $0.64 per share in accordance with the original terms of the convertible debentures. As a result of this conversion, $37,120 of accrued debt premium relating to the 3% provision (see Note 6) was reclassified to equity and a $352,093 interest expense was recognized and recorded as a debt premium on March 31, 2015 pursuant to the resolution of the contingency under ASC 480 and then reclassified to equity.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Merger was accounted for as a reverse merger using the acquisition method under ASC 805-40 with the Company (then named “Information Systems Associates, Inc.”) deemed to be the acquired company for accounting purposes. This determination is based on then duostech shareholders obtaining an approximate 98% voting control as well as management and Board control of the combined entity. Accordingly, the assets and liabilities and historical operations that are reflected in the consolidated financial statements after the merger are those of duostech stated at historical cost and the assets and liabilities of ISA were recorded at their fair values at the merger date. The results of operations of ISA are only consolidated with the results of operations starting on the merger date. An analysis of duostech established a total enterprise valuation of $19,350,000 using a relative values approach. At the time of the merger, it was estimated that the Company shareholders would own approximately 2% of the outstanding stock after issuance of 60,000,000 shares to duostech shareholders in connection with the Merger. This resulted in a purchase price of $393,929. The difference between the recorded historical value of assets acquired and liabilities assumed totaling $1,578,816 was allocated $165,000 for trade name and technology and a further $250,000 for existing customer relationships, both of which will be amortized over 2 years. These trade name and technology amounts are based on the value of a secured loan against the patent and software and the customer relationships is calculated based on the estimated gross margin for the next two years for certain customer relationships. The remaining $1,163,816 is allocated to Goodwill which is the expected synergies that will benefit the combined entity. Goodwill is not expected to be deductible for income tax purposes. For accounting purposes, the Company is deemed to have issued 1,246,870 shares of common stock to the ISA shareholders for a purchase price of $393,929.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the merger occurred on January 1, 2014:

	Three Months Ended March 31,	Year Ended December 31,
	2015	2014
Net Revenues	$1,107,166	$4,603,768
Net Loss	(1,338,399)	(3,049,378)
Net Loss per Share	$(.02)	$(.05)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

On July 1, 2015, the principal balance of a promissory note of $50,000 was converted to 150,000 shares of common stock with a per share conversion price of $0.33. The shares were valued at their quoted trading price of $0.51 per share on the conversion date or $76,500 resulting in a loss on settlement of $26,500.

On August 27, 2015, the Company issued 50,000 shares of common stock in connection with a consulting agreement for $100 with a per share price of $0.002. The shares were valued at $10,775 based on the quoted trading price of $0.2155 per share resulting in a consulting expense of $10,675.

During the third quarter of 2015, the Company issued 46,015 shares of common stock for services valued at the quoted trading price on the respective grant dates resulting in an expense of $15,000.

In the third quarter of 2015, Warrant Holders were granted 14,963 shares of common stock in exchange for existing 20,250 warrants. The difference between the fair value of the warrants surrendered and the shares issued resulted in a gain on the exchanges and therefore no charges were made to operations.

On September 21, 2015, the Company issued 506,421 shares of common stock in exchange for an $81,250 portion of an outstanding convertible note. The shares were valued at $0.27 per share or $136,734 resulting in a loss settlement of $55,484.

On September 30 2015, the Company issued 1,002,401 shares of common stock in exchange for a promissory note and accrued interest totaling $275,660 with a related party. In addition, the Company issued 501,201 five year warrants in exchange for an extension of a $37,817 note. The shares were valued at $260,624 or $0.26 per share and the warrants were valued at $130,175 using a Black-Scholes option pricing model, resulting in a total value of $390,799 and a loss on settlement of $115,139.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

On October 26, 2015, the Company issued 68,223 shares of common stock in exchange for a promissory note and accrued interest totaling $20,467 with a per share conversion price of $0.30. The shares were valued at their contractual price of $0.26 per share on the conversion date or $17,738 resulting in a gain on settlement of $2,729.

Also on October 26, 2015, the Company issued 136,986 shares of common stock in exchange for a convertible note and accrued interest totaling $41,096 with a conversion price of $0.30. The shares were valued at their contractual price of $0.26 per share on the conversion date or $35,616 resulting in a gain on settlement of $5,479.

On October 27, 2015, the Company issued 499,308 shares of common stock in exchange for a convertible note and accrued interest totaling $149,792 with a per share conversion price of $0.30. The shares were valued at their contractual price of $0.26 and $0.40 per share on the conversion date or $144,473 resulting in a net gain on settlement of $5,319.

On October 28, 2015, the Company issued 358,758 shares of common stock in exchange for a promissory note and accrued interest totaling $107,627 with a per share conversion price of $0.30. The shares were valued at their contractual price of $0.40 per share on the conversion date or $143,503 resulting in a loss on settlement of $35,876.

On December 16, 2015, the Company issued 229,167 shares of common stock in exchange for a convertible note and accrued interest totaling $68,750 with a per share conversion price of $0.30. The shares were valued at their contractual price of $0.30 per share on the conversion date or $68,750 resulting in no gain or loss on settlement.

On December 30, 2015, the Company issued 166,667 shares of common stock in exchange for a convertible note and accrued interest totaling $50,000 with a per share conversion price of $0.30. The shares were valued at their contractual price of $0.30 per share on the conversion date or $50,000 resulting in no gain or loss on settlement.

NOTE 14 – COMMON STOCK PURCHASE WARRANTS

Warrants

The following is a summary of activity for warrants to purchase common stock for the year ended December 31, 2015:

	December 31, 2015
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Assumed in merger on April 1, 2015	82,875	$4.73	1.6
Warrants issued with debt or debt modifications	585,715	$.29	4.6
Warrants exchanged for common stock	(54,000)	$3.70
Expired	(5,250)	$6.67
Outstanding at end of period	609,340	$.54	4.5
Exercisable at end of period	609,340	$.54	4.5

There was no intrinsic value of these warrants at December 31, 2015.

During 2015, warrants for 501,201 common shares were issued for debt extension, warrants for 28,571 common shares were issued with debt and warrants for 55,943 common shares were issued with debt.

In 2015 through December 31, 2015, 54,000 warrants were exchanged for 34,350 common shares resulting in a loss on settlement of $3,082 charged to operations.

In 2015 through December 31, 2015, 5,250 warrants expired.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 15 – SUBSEQUENT EVENTS

On January 6, 2016, the Company entered into an agreement with an investment banker to provide general financial advisory and investment banking services. Services included, but not limited to in the agreement are to provide a valuation analysis of the Company, assist management and advise the Company with respect to its strategic planning process and business plans including an analysis of markets, positioning, financial models, organizational structure, potential strategic alliances, capital requirements, potential national listing and working closely with the Company’s management team to develop a set of long and short-term goals with special focus on enhancing corporate and shareholder value. The Agreement is for an initial term of six months. The Company shall pay a non-refundable fee accruing at the rate of $10,000 per month, for the term of the agreement. This advisory fee payments will be accrued and deferred for payment until the earlier of 1) closing of the financing described in the agreement, 2) a closing of interim funding at which point fifty percent (50%) of the outstanding monthly advisory fee will be payable on the last day of the month following closing of the interim financing or 3) the termination of the agreement. The Company has issued to the investment banker 912,000 vested shares of the Company’s common stock as of the execution date of this agreement. In addition, the Company will issue warrants for the purchase of 302,000 shares of the Company’s common stock, which the warrants shall have a 5-year expiration and a strike price of $0.30.

On January 22, 2016, the Company issued 2,100 shares of common stock in warrant shares exchange.

On January 24, 2016, the wife of the CEO loaned the Company the sum of $20,000 at an annual percentage rate of 8%.

On January 27, 2016, the Company entered into an agreement with a consultant to provide advisory services for an initial period of six months. The consultant will assist the Company with its objective of evaluating financing and other strategic options in connection with operational expansion and respond to any opportunities that arise in regard to strategic partnerships/acquisition/joint ventures or other business relationships that may advance revenue growth and enterprise value. Upon a qualified financing of at least $1,500,000 through a party introduced by the consultant, the Company agreed to issue up to $90,000 in equity or cash at the same rate and terms as the basis of the financing. In consideration for development services thirty days from the execution of this agreement, 20,000 shares of restricted common stock of the Company will be granted to the consultant or assigns and be issued within fifteen days of the grant. Also, 30,000 additional shares shall be granted to the consultant or assigns on completion of any transactions with a potential participant. In consideration for advisory services, the non-refundable sum of $5,000 will be payable upon execution of the agreement with a further $5,000 to be deferred and paid upon the completion of any transaction with a potential participant.

On January 28, 2016, the CFO loaned the Company the sum of $29,990 at an annual percentage rate of 8%.

On February 5, 2016, the Company entered into a term sheet for the proposed private placement of senior secured notes and warrants (the “Offering”) by the Company and purchase by an institutional investor. In connection with the Offering, on March 31, 2016, the Company entered into a Securities Purchase Agreement with such institutional investor, which, together with the transaction documents referenced therein, provides for the terms in the following paragraph. The Company expects to close the Offering on or about April 1, 2016, subject to the satisfaction of customary closing conditions.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Offering amount is $1,800,000 less a 5% original issue discount. The securities of the note are senior secured by substantially all assets of the Company and shares of all current and future subsidiaries as well as being guaranteed by each subsidiary but are not convertible into the Company’s stock. The senior secured note also contains certain default provisions and is subject to standard covenants such as restrictions on issuing new debt. In conjunction with the note, the Company issued a warrant exercisable into 2.5 million shares with a term of five years and strike price of $0.35. The Warrants also contain certain antidilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions as well as a potential adjustment to the exercise price based on certain events. The relative fair value of the warrants of approximately $460,000 will be recorded as a debt discount and amortized to interest expense over the term of the debt. The note will mature three years from the closing date and will accrue interest at the rate of 14% per annum, payable monthly. The note will accrue additional interest at the rate of 2% per annum, compounding monthly, payable annually in arrears. The Company may choose to begin amortizing the principal at any time subject to prepayment premiums. Also, the Company agreed to an amended Placement Agent’s Fee with respect to the placement of such loan which differed from the original terms agreed with the Placement Agent as that agreement had expired (see Note 10, Placement Agency Agreement). The amendment included (a) postponement of payment of the cash fee of $5,000 to 15 days of execution of the term sheet, (b) the closing fee was fixed to $137,000 (based on a $1.8 million debt funding) and three-year warrants for 200,000 shares at a strike price of $0.40 per share.

On February 9, 2016, duostech’s counsel informed CW Electric’s counsel that on February 5th Duos executed a term sheet with an investment fund which will, among other things, provide the funding for the settlement with C.W. Electric. At the time, Duos and the lender believed that the closing will take place during or prior to the second week in March. Consequently, Duos requested that C.W. Electric refrain from filing and/or executing on the Agreed Judgment until after the closing, as they were in the final stretches of obtaining the funding necessary to resolve this matter. CW Electric’s counsel agreed to an extension and following the filing of a respective joint motion, the District Court for the Eastern District of Kentucky entered an order of continuance until March 20, 2016 and further extended until April 20, 2016. Payment in full is to be made immediately upon the closing of the loan.  (see Note 10)

The Company has an operating lease agreement, through the former parent, for office space located in Jacksonville, Florida that expires as of April 30, 2016. On March 8, 2016, the related party executed an amendment to the current lease for the Jacksonville office, with a start date of May 1, 2016 and ending on October 31, 2021. Rental expense for the months of March 2016 through May 2016 will be $0, followed by a monthly rent of $14,816 (including operating cost and taxes) commencing with the month of June 2016. The rent is subject to an annual escalation of 3%, beginning May 1, 2017.