Form 10-K/A
period 2015-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2016-04-12
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K for the year ended December 31, 2015 to correct certain missing information regarding fees paid to our independent registered public accounting firm which were inadvertently left out of the original submission. Specifically, ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES which was originally intended to be incorporated by reference to the Company's definitive proxy statement for the 2016 annual meeting of stockholders has now been included in this amended filing. In addition, we are revising the schedule of exhibits under Item 15 to conform to the exhibits attached.

Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing and we have not updated disclosures contained therein to reflect any events that occurred on a date subsequent to the date of the Original Filing.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial and accounting officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

TABLE OF CONTENTS

		PAGE
	PART III

Item 14.	Principal Accountant Fees and Services	1

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	2

SIGNATURES		3

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent registered public accounting firm Salberg & Company P.A. for services for the years ended December 31, 2015 and 2014.

	2015	2014

Audit Fees (1)	$83,600	$40,300
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$83,600	$40,300

———————

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

(3)

Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice, and tax planning.

(4)

All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

1

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from the Current Report on Form 8-K filed on April 7, 2015)
3.2	Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from the Current Report on Form 8-K filed on July 13, 2015)
3.3	Bylaws of Duos Technologies Group, Inc. (incorporated by reference from the Current Report on Form 8-K filed on April 13, 2015)
21	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

———————

*  Attached hereto

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: April 12, 2016	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: April 12, 2016	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

3