Form 10-Q
period 2016-03-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2016-05-16
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number 000-55497

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 16, 2016, Duos Technologies Group, Inc. had outstanding 65,716,721 shares of common stock, par value $0.001 per share.

SIGNATURES	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$250	$140,129
Accounts receivable	137,436	452,235
Costs and estimated earnings in excess of billings on uncompleted contracts	434,291	421,116
Prepaid expenses and other current assets	409,543	165,095
Total Current Assets	981,520	1,178,575

Property and equipment, net	80,901	72,544

OTHER ASSETS:
Patents and trademarks, net	55,649	57,006
Total Other Assets	55,649	57,006

TOTAL ASSETS	$1,118,070	$1,308,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$3,604	$—
Accounts payable	1,179,885	1,061,961
Accounts payable - related parties	41,205	30,070
Commercial insurance/office equipment financing	133,133	44,024
Notes payable - related parties	495,786	486,964
Notes payable	189,108	196,608
Convertible notes payable, including premiums	193,950	193,950
Line of credit	40,822	40,216
Payroll taxes payable	456,368	296,215
Accrued expenses	1,032,683	955,570
Billings in excess of costs and estimated earnings on uncompleted contracts	420,048	303,064
Deferred revenue	609,316	908,206
Contingent lawsuit payable	550,000	550,000
Total Current Liabilities	5,345,908	5,066,848

Total Liabilities	5,345,908	5,066,848

Commitments and Contingencies (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 authorized, none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 65,716,721 and 64,777,621 shares issued and issuable, and outstanding at March 31, 2016 and December 31, 2015, respectively	65,718	64,778
Additional paid-in capital	17,496,001	17,127,675
Accumulated deficit	(21,789,557)	(20,951,176)
Total Stockholders' Deficit	(4,227,838)	(3,758,723)

Total Liabilities and Stockholders' Deficit	$1,118,070	$1,308,125

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES:
Project	$229,123	$504,969
Maintenance and technical support	607,879	597,126
IT asset management services	167,241	—
Total Revenues	1,004,243	1,102,095

COST OF REVENUES:
Project	141,078	334,495
Maintenance and technical support	267,581	214,395
IT asset management services	77,758	—
Total Cost of Revenues	486,417	548,890

GROSS PROFIT	517,826	553,205

OPERATING EXPENSES:
Selling and marketing expenses	86,040	59,329
Salaries, wages and contract labor	886,167	589,627
Research and development	55,487	49,836
Professional fees	77,229	90,305
General and administrative expenses	180,285	128,639
Total Operating Expenses	1,285,208	917,736

LOSS FROM OPERATIONS	(767,382)	(364,531)

OTHER INCOME (EXPENSES):
Interest expense	(72,305)	(391,094)
Gain on settlement of accounts payable	—	3,200
Other income, net	1,306	1
Total Other Income (Expense)	(70,999)	(387,893)

Loss before income taxes	(838,381)	(752,424)
Income tax	—	—

NET LOSS	(838,381)	(752,424)

Preferred stock dividends	—	—
Net loss applicable to common stock	$(838,381)	$(752,424)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	65,655,807	57,738,209
Diluted	65,655,807	57,738,209

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash from operating activities:
Net loss	$(838,381)	$(752,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,099	12,596
Gain on settlement of accounts payable	—	3,200
Stock and warrants issued for services	95,036	—
Loss on conversion of notes payable included in interest expense	—	352,093
Amortization of stock based prepaid consulting fees	198,068	—
Loss related to warrants exchanged for stock	630	—
Changes in assets and liabilities:
Accounts receivable	314,797	(580,739)
Costs and estimated earnings on uncompleted contracts	(13,175)	(74,617)
Prepaid expenses and other current assets	(45,336)	(67,017)
Accounts payable	118,522	333,672
Accounts payable-related party	11,135	(9,269)
Interest from premium accretion on convertible notes	—	10,384
Payroll taxes payable	160,153	(34,520)
Accrued expenses	77,114	54,322
Billings in excess of costs and earnings on uncompleted contracts	116,984	714,042
Deferred revenue	(298,890)	(256,538)
Net cash used in operating activities	(91,245)	(294,815)

Cash flows from investing activities:
Purchase of patents/trademarks	(70)	(1,600)
Purchase of fixed assets	(19,029)	(1,897)
Net cash used in investing activities	(19,099)	(3,497)

Cash flows from financing activities:
Bank overdraft	3,604	13,534
Proceeds from related party notes	50,000	118,500
Repayments of related party notes	(41,178)	—
Proceeds (repayments) of insurance and equipment financing	(34,461)	10,000
Proceeds (repayments) of notes payable	(7,500)	71,093
Net cash (used in) provided by financing activities	(29,535)	213,127

Net decrease in cash	(139,879)	(85,185)
Cash, beginning of period	140,129	85,435
Cash, end of period	250	250

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,969	$22,129
Taxes paid	$—	$800

Supplemental Non-Cash Investing and Financing Activities:
Stock issued to convert convertible notes and accrued interest	$—	$1,415,546
Common stock issued for prepaid consulting services	$273,600	$—
Common stock issued to settle accounts payable	$—	$16,800
Write-off balance of put premium liability related to convertible notes	$—	$37,120
Note issued for financing of insurance premiums	$123,580	$—

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (“Company”), through its operating subsidiary “Duos Technologies, Inc. (“duostech”) is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems. duostech converges traditional security measures with information technologies to create “actionable intelligence.” duostech’s IP is built upon two of its core technology platforms (praesidium® and centraco™), both distributed as licensed software suites, and natively embedded within engineered turnkey systems. praesidium® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (AMS). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected. centraco™ is a comprehensive user interface that includes the functionalities of a Physical Security Information Management (PSIM) system as well as those of an Enterprise Information System (EIS). This multi-layered interface can be securely installed as a stand-alone application suite inside a local area network or pushed outside a wide area network using the same browser-based interface. It leverages industry standards for data security, access, and encryption as appropriate. The platform also operates as a cloud-hosted solution.

The Company’s strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and growth through strategic acquisitions. duostech’s primary target industry sectors include transportation, with emphasis on freight and transit railroad owners/operators, petro-chemical, utilities and healthcare.

As reported previously, Duos Technologies Group, Inc. is the result of the reverse merger between duostech and ISA, which became effective as of April 1, 2015. The merger was followed by a corporate name to Duos Technologies Group, Inc., a symbol change from IOSA to DUOT and up-listing from OTC Pink to OTCQB.

ISA’s original business of IT Asset Management (ITAM) services for large data centers is now operated as a division of the Company that continues its sales efforts through large strategic partners. The Company developed a methodology for the efficient data collection of assets contained within large data centers and was awarded a patent in 2010 for specific methods to collect and audit data.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016 are not indicative of the results that may be expected for the year ending December 31, 2016 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2016.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Duos Technologies, Inc. and TrueVue 360, Inc. All inter-company transactions and balances are eliminated in consolidation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of assets acquired and liabilities assumed in business combinations, estimates of percentage completion on projects and related revenues, valuation of stock-based compensation, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards and valuation of loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at March 31, 2016 and December 31, 2015.

Significant Customers and Concentration of Credit Risk

The Company, by policy, routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced any write-downs in its accounts receivable balances through March 31, 2016. A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues for the three months ended March 31, 2016 and 2015, and total accounts receivable at March 31, 2016 and December 31, 2015, respectively:

2016				2015
Revenue		Accounts Receivable		Revenue		Accounts Receivable
Customer A	37%	Customer A	76%	Customer A	55%	Customer A	33%
Customer B	26%			Customer B	23%	Customer B	28%
Customer C	17%					Customer C	24%

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, and loans payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At March 31, 2016, outstanding warrants to purchase an aggregate of 904,590 shares of common stock and 778,947 shares of common stock issuable upon conversion of convertible debt (principal and interest) were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

Segment Information

The Company operates in one reportable segment.

Reclassifications

Certain note amounts in the 2015 consolidated balance sheet have been reclassified within current liabilities to conform to the 2016 presentation.

Recent Issued Accounting Standards

In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-14 Revenue from Contracts with Customers.  The ASU defers the effective date of previously issued ASU 2014-09 (the new revenue recognition standard) by one year for both public and private companies. The ASU requires public entities to apply the new revenue recognition guidance for annual reporting periods beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2017. Both public and nonpublic entities will be permitted to apply the new revenue recognition standard as of the original effective date for public entities (annual periods beginning after December 15, 2016).

In February 2016 the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The Company does not expect this ASU to have a material impact on its consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09: "Compensation – Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting" which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  The Company is in process of analyzing the impacts of this update but do not believe it will have a material impact on its consolidated financial statements.

Other Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after December 31, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $838,381 for the three months ended March 31, 2016.  During the same period, cash used in operations was $91,245. The working capital deficit, stockholders’ deficit and accumulated deficit as of March 31, 2016 was $4,364,388, $4,227,838 and $21,789,557, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital and become profitable. Management embarked on a business growth strategy in 2014 to engage with private companies in or related to our market space with the intention of a merger or acquisition. In April 2015, the Company completed a previously announced reverse triangular merger whereby duostech became a wholly owned subsidiary of the Company. The two companies are now integrated and the merged company continues to grow its business in all of the markets where they have previously operated. The Company was successful on April 1, 2016 in closing debt financing. Net proceeds after placement agency fees, legal fees, due diligence expenses and direct payments from the lender to certain creditors of the Company was $837,891.  In addition, the Company is growing its business such that it is expected to operate at or very close to breakeven on an annual basis albeit with anticipated losses in specific quarters. Further, the Company is continuing to build a solid pipeline of business which is translating into firm orders on a consistent basis.

Management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability. Ultimately however, the continuation of the Company as a going concern is dependent upon the ability of the Company to execute the plan described above, generate sufficient revenue and to attain profitable operations. These unaudited, consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	March 31, 2016		December 31, 2015
Payable To	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$15,107	9.75%	$21,325	9.75%
Third Party - Insurance Note 2	6,444	9.75%	11,277	9.75%
Third Party - Insurance Note 3	111,582	8.05%	—	8.66%
Third Party - Insurance Note 4	—	8.99%	11,422	8.99%
Total	$133,133		$44,024

The Company entered into an agreement on December 23, 2015 with its insurance provider by executing a $21,325 note payable (Insurance Note 1) issued to purchase an insurance policy with an annual interest rate of 9.75% payable in monthly installments of principal and interest totaling $2,229 through October 23, 2016.  The note balance as of March 31, 2016 and December 31, 2015 was $15,107 and $21,325, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

The Company entered into an agreement on September 15, 2015 with its insurance provider by executing an $18,823 note payable (Insurance Note 2) issued to purchase an insurance policy with an annual interest rate of 9.75% payable in monthly installments of principal and interest totaling $1,678 through July 15, 2016. The note balance as of March 31, 2016 and December 31, 2015 was $6,444 and $11,277, and respectively.

The Company renewed an agreement on February 3, 2016 with its insurance provider by executing a $123,571 note payable (Insurance Note 3) issued to purchase an insurance policy with an annual interest rate of 8.05% payable in monthly installments of principal and interest totaling $12,818 through December 3, 2016. At March 31, 2016 and December 31, 2015, the note payable balance was $111,582 and zero, respectively.

The Company entered into an agreement on April 1, 2015 with its insurance provider by executing a $65,000 note payable (Insurance Note 4) issued to purchase an insurance policy with an annual interest rate of 8.99% payable in monthly installments of principal and interest totaling $5,775 through February 1, 2016. At March 31, 2016 and December 31, 2015, the note payable balance was zero and $11,422, respectively.  The policy was renewed on April 1, 2016.  (See Note 9)

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of:

	March 31, 2016		December 31, 2015
Payable To	Principal	Interest*	Principal	Interest*

Related party	$65,000	.75%	$65,000	.75%
Related party	13,369	.67%	17,651	.67%
Related party	29,413	—	33,615	—
Related party	56,500	.67%	36,500	.67%
Related party	17,420	—	21,170	—
Related party	8,431	.67%	11,131	.67%
CFO	37,841	.53%	7,841	—
Related party	267,812	.50%	294,056	.50%
Total	$495,786		$486,964

* effective interest rate per month including default penalties

On May 28, 2008, a shareholder who is indirectly invested in the Company with the Chief Executive Officer (CEO) through another entity, loaned the Company the principal amount of $65,000 accruing interest at .75% per month. There was an accrued interest balance of $44,843 and $43,381 as of March 31, 2016 and December 31, 2015, respectively. The note was repayable on or before September 15, 2008 although no demand for repayment has been received from the holder. There is no formal written agreement and the terms are documented on a letter from a former Chief Financial Officer (CFO) of the Company. The terms contain no default clauses and as of the time of this report, no demand for repayment has been made or expected. The Company intends to either negotiate a conversion of the outstanding amount to common stock or to repay the loan when sufficient working capital permits such action.

Upon the consummation of the merger on April 1, 2015, the Company assumed an Original Issue Discount (OID) promissory note with a remaining principal balance of $15,000 accruing interest at 1.5% per month. On November 30, 2015 there was an outstanding principal balance of $15,000 and an accrued interest balance of $2,651 in which the promissory note was restructured into a note due on or before December 15, 2016 for a total of $17,651 principal balance, accruing interest at .67% per month and monthly payments of $1,535 commencing January 15, 2016.  As of March 31, 2016 the outstanding balance was $13,369.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes due to an entity which had previously extended credit on a revolving basis for working capital. The total principal balance was $212,693 at the time of the merger and carried total interest and extension fees of 2.5% per month. On September 30, 2015, the note and accrued interest for a total of $275,660 was exchanged for 1,002,401 common shares. The Company recorded a loss on settlement in the amount of $115,139. The same lender had extended further credit to the Company’s subsidiary, TrueVue360, Inc., which on September 30, 2015 had a principal balance of $28,040 and accrued interest balance of $9,777 totaling $37,817. The note can be extended each time for an additional 30 days’ subject to payment of a 1% extension fee in addition to the 1.5% interest cost which can be accrued. The Company agreed to convert this note to an 18-month term loan with 0% interest and monthly payments of $2,100 starting November 1, 2015. The Company also issued 501,201 5-year warrants with an exercise price of $0.28 as consideration for the conversion of the larger note and the zero interest feature of the extended payment plan. As of March 31, 2016, the outstanding balance was $29,413.

On December 12, 2013, the wife of the CEO loaned the Company the sum of $10,000 at a monthly percentage rate of .67%. On January 29, 2015, March 3, 2015 and September 30, 2015 the wife of the CEO loaned the Company an additional $12,000, $5,000 and $9,500, respectively.  On January 24, 2016 an additional $20,000 was loaned to the Company. The total principal due at March 31, 2016 and December 31, 2015 was $56,500 and $36,500, respectively.  There was an accrued interest balance of $4,084 and $3,052 as of March 31, 2016 and December 31, 2015, respectively. The note is repayable on demand of the holder. As of the time of this report, no such demand has been made.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $30,378 due to the former CEO of the Company. These amounts are non-interest bearing and are due on demand. The Company pays these loans as sufficient funds become available. At March 31, 2016, the loan had an outstanding balance of $17,420.

Upon the consummation of the merger on April 1, 2015, the Company assumed an OID promissory note with a remaining principal and accrued interest balance of $10,593. During the third quarter of 2015, interest payments of $1,500 were paid. At November 30, 2015 the principal balance of the note was $10,000, and an accrued interest balance of $1,131 at a rate of 2.5% per month was restructured into a note due on or before December 15, 2016 for a total of $11,131 principal balance, accruing interest at .67% per month and monthly payments of $968 commencing January 15, 2016. At March 31, 2016, the outstanding note balance was $8,431.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes with a total principal balance of $8,783 due to the Company’s CFO. During the second quarter of 2015, the CFO loaned the Company an additional $365 and the Company made payments to the CFO during the same period in the amount of $1,307. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. On January 28, 2016 the CFO loaned the Company $30,000, accruing interest at .67% per month and is repayable by the Company when sufficient funds are available.  At March 31, 2016, the outstanding loan balance was $37,841.

On April 8, 2015, the Company received a $310,000 loan from a related party principal shareholder. The note accrues interest at the rate of 6% per annum and was repayable on or before October 31, 2015. There was accrued interest balance of $8,616 as of September 30, 2015. The Company and shareholder replaced the note with a promissory new note in the face amount of $320,166, which includes principal and accrued interest through October 31, 2015. Repayment has been fixed at eleven monthly payments of $27,750 plus one final payment of $27,006.63 (including interest of 6%) beginning on or before December 31, 2015. As of March 31, 2016, the outstanding balance was $267,812.

Notes Payable

	March 31, 2016		December 31, 2015
Payable To	Principal	Interest*	Principal	Interest*

Shareholder	$19,108	—	$19,108	—
Shareholder	125,000	.67%	125,000	.67%
Vendor	45,000	—	52,500	—
Total	$189,108		$196,608

* effective interest rate per month including default penalties

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $19,108 due to an unrelated party investor and shareholder of the Company. The $19,108 is non-interest bearing and currently due, although the note holder has not made any demand for payment at this time.

Upon the consummation of the merger on April 1, 2015, the Company assumed a non-interest bearing OID promissory note due to an unrelated party stockholder, subject to a forbearance agreement and due July 14, 2015. A 25% penalty is due if the balance is not paid by the due date. Furthermore, 5% of all factor payments to the Company are to be used to pay down the note. The note is secured by certain of the Company’s intellectual property. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the stockholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. On September 21, 2015, the shareholder agreed to convert $81,250 of the $165,000 outstanding note to 506,421 shares of the Company’s common stock and the addition of the 25% penalty as stated above in the amount of $41,250, with a new note balance of $125,000, 15- month term and 8% interest. The Company recorded a loss on conversion in the amount of $55,484.  At March 31, 2016 and December 31, 2015, the accrued interest was $ 7,078 and $4,578, respectively.  (See Note 9)

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and, pursuant thereto, took a charge in the third quarter of 2015 for the settlement amount of $60,000. At March 31, 2016 and December 31, 2015, the outstanding balance was $45,000 and $52,500, respectively.

Convertible Notes, Including Premiums

	March 31, 2016			December 31, 2015
Payable To	Principal	Premium	Principal, Including Premium	Principal	Premium	Principal, Including Premium
Vendor	50,000	50,000	100,000	50,000	50,000	100,000
Vendor	46,975	46,975	93,950	46,975	46,975	93,950
Total	$96,975	$96,975	$193,950	$96,975	$96,975	$193,950

Upon the consummation of the merger on April 1, 2015, the Company assumed a convertible promissory note of $50,000 due to a vendor of the Company which included a premium of $50,000 relating to its treatment as stock settled debt under ASC 480. The $50,000 convertible note accrues interest at 1% per month and is convertible into the Company’s common stock at a 50% discount to the average closing bid prices for the company’s common stock for the five days immediately preceding the conversion date.  An interest payment was made on January 11, 2016 in the amount of $3,230. The outstanding note balance at March 31, 2016 and December 31, 2015 was $50,000 and $50,000, respectively and accrued interest on March 31, 2016 and December 31, 2015 was $3,010 and $4,723, respectively.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $44,325 bearing interest at 1.5% per month. The note holder gave 30-day notice to the Company on May 1, 2015 for the note to be repaid in full plus any interest due. On June 30, 2015 an Addendum to Promissory Note was executed providing that the payment of $46,975, $44,325 plus accrued interest of $2,650 in connection with the Debt Purchase Agreement represents the total settlement of the Note. Also, on June 30, 2015 a current shareholder and services provider agreed to assume the new $46,975 note with the existing terms and conditions and an addendum was signed for the assumption and making the note convertible into the Company’s common stock at a 50% discount to the average price of the Company’s common stock for the five trading days preceding conversion and the new Note is non-interest bearing. The addendum was treated as a debt extinguishment. The Company recorded a premium of $46,975 since the note was convertible at a fixed rate to a fixed monetary amount equal to $93,950 pursuant to ASC 480. On March 31, 2016 and December 31, 2015 the outstanding balance on the note was $93,950 which includes the $46,975 premium and there was accrued interest on March 31, 2016 and December 31, 2015 of $6,342 and $4,228, respectively. During the quarter ended March 31, 2016, the new holder attempted a conversion into stock of a portion of the note. The Company determined that the conversion notice was invalid in several respects and rejected the conversion.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 4 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon the merger on April 1, 2015. The line of credit provided for borrowings up to $40,000, but is now closed to future borrowing. The outstanding balance under the facility as of March 31, 2016 and December 31, 2015 was $40,822 and $40,216, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is 10%. The former CEO of the Company personally guaranteed the repayment of the outstanding amount.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Placement Agency Agreement

On July 1, 2015, duostech entered into a limited exclusive placement agent agreement in connection with the proposed offer and placement of up to $5,000,000 of securities, convertible instruments, private notes or loans (excluding a registered public offering) of the Company. The Agreement was for an initial term of 120 days. duostech paid an initial fee of $15,000 in connection with this engagement with an additional $5,000 due upon the acceptance by duostech of a valid term sheet. In the event of a transaction being concluded, the agent would have been paid 5% of senior debt that is not convertible and 8% cash plus 8% warrants of any equity based transaction. At the conclusion of the initial term no acceptable term sheet had been presented and the Company terminated the agreement on December 1, 2015. The parties agreed to continue working together without a formal agreement but with an understanding that should a term sheet be accepted and a subsequent financing be secured, Duos would honor the terms of the original agreement as described above.  (See Note 9)

On January 6, 2016, the Company entered into an agreement with an investment banker to provide general financial advisory and investment banking services. Services included, but not limited to in the agreement are to provide a valuation analysis of the Company, assist management and advise the Company with respect to its strategic planning process and business plans including an analysis of markets, positioning, financial models, organizational structure, potential strategic alliances, capital requirements, potential national listing and working closely with the Company’s management team to develop a set of long and short-term goals with special focus on enhancing corporate and shareholder value. The Agreement is for an initial term of six months. The Company shall pay a non-refundable fee accruing at the rate of $10,000 per month, for the term of the agreement. These advisory fee payments will be accrued and deferred for payment until the earlier of 1) closing of a financing described in the agreement, 2) a closing of interim funding at which point fifty percent (50%) of the outstanding monthly advisory fee will be payable on the last day of the month following closing of the interim financing or 3) the termination of the agreement. The Company issued to the investment banker 912,000 vested shares of the Company’s common stock as of the execution date of this agreement. In addition, the Company issued warrants for the purchase of 302,000 shares of the Company’s common stock. The warrants shall have a 5-year term and an exercise price of $0.30. (See Note 7)

On January 27, 2016, the Company entered into an agreement with a consultant to provide advisory services for an initial period of six months. The consultant will assist the Company with its objective of evaluating financing and other strategic options in connection with operational expansion and respond to any opportunities that arise in regard to strategic partnerships/acquisition/joint ventures or other business relationships that may advance revenue growth and enterprise value. Upon a qualified financing of at least $1,500,000 through a party introduced by the consultant, the Company agreed to issue up to $90,000 in equity or cash at the same rate and terms as the basis of the financing. In consideration for development services thirty days from the execution of this agreement, 20,000 shares of restricted common stock of the Company will be granted to the consultant or assigns and be issued within fifteen days of the grant. Also, 30,000 additional shares shall be granted to the consultant or assigns on completion of any transactions with a potential participant. In consideration for advisory services, the non-refundable sum of $5,000 was payable upon execution of the agreement with a further $5,000 to be deferred and paid upon the completion of any transaction with a potential participant.  The company cancelled this agreement on May 5, 2016.  (See Note 9)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Litigation

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

Under the terms of the Settlement Agreement, duostech had until February 15, 2016 to pay the Settlement Amount and, if such amount was not paid by such date, then the Agreed Judgment was to be filed with the court and executed upon, with interest due at 12% per annum beginning February 15, 2016.

On February 9, 2016, duostech’s counsel informed CW Electric’s counsel that on February 5, 2016, Duos executed a term sheet with an investment fund which will, among other things, provide the funding for the settlement with C.W. Electric. At the time, Duos and the lender believed that the closing would take place during or prior to the second week in March. Consequently, Duos requested that C.W. Electric refrain from filing and/or executing on the Agreed Judgment attached to the Settlement Agreement until after the closing, as they were in the final stretches of obtaining the funding necessary to resolve this matter.   CW Electric’s counsel agreed to an extension and following the filing of a respective joint motion, the District Court for the Eastern District of Kentucky entered an order of continuance until March 20, 2016 and further extended until April 20, 2016.  Payment was made in full upon the closing of the loan dated April 1, 2016.

CW has released the Company, duostech and affiliates from any action that could have been brought in the suit.

A contingent lawsuit payable of $550,000 was reflected at March 31, 2016 and December 31, 2015 in the Company’s consolidated financial statements.

Delinquent Payroll Taxes Payable

As reported previously, the Company has a delinquent payroll tax payable at March 31, 2016 and December 31, 2015 in the amount of $219,470 and $244,470, respectively. The delinquent portion is included in the payroll taxes payable balance of $456,368 and $296,215, respectively, as shown on the Company’s consolidated balance sheet. The IRS has accepted the Company’s offer of a monthly installment agreement in the amount of $25,000 commencing March 28, 2016.

NOTE 6 – RELATED PARTIES

Notes, Loans and Accounts Payable

As of March 31, 2016 and December 31, 2015 there were various notes and loans payable to related parties totaling $495,786 and $486,964, respectively, with related unpaid interest of $47,959 and $50,873 respectively (see Note 3). The Company also has accounts payable-related parties due to an officer for expense reimbursement and due to an affiliate for services in the total amount of $41,205 and $30,070 at March 31, 2016 and December 31, 2015, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Administrative Services Agreement

On December 1, 2002, the Company and the former parent entered into an Administrative Services Agreement whereby the former parent agreed to provide administrative and support services including but not limited to, (a) rent and general infrastructure, (b) human resource management services, and (c) accounting and financial services and other miscellaneous services. The monthly fee was subject to adjustments in accordance with the actual services rendered. There were no fees incurred with the former parent for the year ending December 31, 2015 and we will not incur any additional fees going forward. At March 31, 2016 and December 31, 2015, $1,492 and $5,173, respectively, was due to the former parent under this agreement and is included in Accounts payable - related parties as disclosed above.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common stock issued for services and settlements

On January 6, 2016, the Company entered into an agreement with an investment banker to provide general financial advisory and investment banking services. Services included, but not limited to in the agreement are to provide a valuation analysis of the Company, assist management and advise the Company with respect to its strategic planning process and business plans including an analysis of markets, positioning, financial models, organizational structure, potential strategic alliances, capital requirements, potential national listing and working closely with the Company’s management team to develop a set of long and short-term goals with special focus on enhancing corporate and shareholder value. The Agreement is for an initial term of six months. The Company shall pay a non-refundable fee accruing at the rate of $10,000 per month, for the term of the agreement. These advisory fee payments will be accrued and deferred for payment until the earlier of 1) closing of the financing described in the agreement, 2) a closing of interim funding at which point fifty percent (50%) of the outstanding monthly advisory fee will be payable on the last day of the month following closing of the interim financing or 3) the termination of the agreement. The Company has issued to the investment banker 912,000 vested shares of the Company’s common stock as of the execution date of this agreement.  In addition, the Company has issued warrants for the purchase of 302,000 shares of the Company’s common stock. The warrants have a 5-year term and an exercise price of $0.30.

On January 22, 2016, Warrant Holders were granted 2,100 shares of common stock in exchange for existing 5,250 warrants resulting in a loss on settlement of $630 charged to operations.

The Company issued 25,000 shares of common stock for consulting services valued at the quoted trading price on the respective grant date resulting in consulting expense of $5,000.

NOTE 8 – COMMON STOCK PURCHASE WARRANTS

Warrants

The following is a summary of activity for warrants to purchase common stock for the three months ended March 31, 2016:

	March 31, 2016
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at the beginning of the year	609,340	$.54	4.5
Warrants expired	(1,500)	6.67
Warrants issued with debt or debt modifications	302,000	$.30	4.8
Warrants exchanged for common stock	(5,250)	$6.67
Outstanding at end of period	904,590	$.41	4.5
Exercisable at end of period	904,590	$.41	4.5

In the first quarter of 2016, 5,250 warrants were exchanged for 2,100 common shares resulting in a loss on exchange of $630 charged to operations.  During the same period, 1,500 warrants expired.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

The Company has issued warrants for the purchase of 302,000 shares of the Company’s common stock, which the warrants have a 5-year term and an exercise price of $0.30.  (See Note 5)

NOTE 9 – SUBSEQUENT EVENTS

On March 31, 2016, the Company entered into a Securities Purchase Agreement with an institutional investor, which, together with the transaction documents referenced therein, provides for the terms in the following paragraph. The Company closed the Offering on April 1, 2016.

The Offering amount is $1,800,000 less a 5% original issue discount. The securities of the note are senior secured by substantially all assets of the Company and shares of all current and future subsidiaries as well as being guaranteed by each subsidiary but are not convertible into the Company’s stock. The senior secured note also contains certain default provisions and is subject to standard covenants such as restrictions on issuing new debt. In conjunction with the note, the Company issued a warrant exercisable into 2.5 million shares with a term of five years and exercise price of $0.35 per share. The Warrants also contain certain antidilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions as well as a potential adjustment to the exercise price based on certain events. The relative fair value of the warrants of approximately $460,000 will be recorded as a debt discount and amortized to interest expense over the term of the debt. The note will mature three years from the closing date and will accrue interest at the rate of 14% per annum, payable monthly. The note will accrue additional interest at the rate of 2% per annum, compounding monthly, payable annually in arrears. The Company may choose to begin amortizing the principal at any time subject to prepayment premiums. Also, the Company agreed to an amended Placement Agent’s Fee with respect to the placement of such loan which differed from the original terms agreed with the Placement Agent as that agreement had expired (see Note 5, Placement Agency Agreement). The amendment included (a) postponement of payment of the cash fee of $5,000 to 15 days of execution of the term sheet, (b) the closing fee was fixed to $137,000 (based on a $1.8 million debt funding) and three-year warrants for 200,000 shares at an exercise price of $0.40 per share.  Closing expenses of $182,000, the original issue discount of $90,000 and the warrant relative fair value of $460,000 will be recorded as debt discounts to be amortized over the three-year term of the debt.  Additionally, at closing, certain obligations of the Company totaling $690,110, as discussed below, were paid direct from the lender. Net proceeds to the Company was $837,891.

On April 1, 2016, in conjunction with the closing of the aforementioned Securities Purchase Agreement, the sum of $558,032 was remitted out of the proceeds in final settlement of the litigation with CW Electric.  This amount consisted of $550,000 of the agreed settlement plus $8,032 of accrued interest. This represents full and final settlement of this matter, which is now closed.

On April 1, 2016, the Company directed the sum of $132,078 to be paid out of proceeds of the Securities Purchase agreement to a shareholder who held a note secured against part of the Company’s assets.  The payment of $125,000 in principal and $7,078 of accrued interest represents full payment of the note and the noteholder no longer holds any security against the assets.

On April 1, 2016, the Company made a payment of $142,000 (part of the $182,000 discussed above) to a placement agent as compensation for arrangement of financing through the aforementioned Securities Purchase Agreement.  The payment was deducted from proceeds of that agreement.  The Company will also issue 200,000 three-year warrants with an exercise price of $0.40 to the agent as additional compensation.  These amounts are broadly in line with the anticipated compensation agreed within the original placement agency agreement which was terminated in December, 2015.

On April 1, 2016, the Company made a payment of $233,792 representing a portion of the taxes payable of $456,368 listed on the Balance Sheet.  The remaining balance is covered by an approved payment plan in the amount of $25,000 per month. The current balance as of the date of this report is $194,470.

On April 1, 2016, the Company entered into an agreement with its insurance provider by executing a $65,000 note payable (See Note 3 - Insurance Note 4) issued to purchase an insurance policy with an annual interest rate of 9.24% payable in monthly installments of principal and interest totaling $5,782 through February 1, 2017.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

On April 27, 2016, the holder of two convertible notes issued a notice of conversion to the Company for a portion of one of the notes.  The conversion notice was determined to be invalid as was a previous conversion notice issued on the other note during the quarter.  A difference of opinion has arisen between the holder and the Company as to the mechanics of conversion and the Company is currently in discussions to resolve those differences.  As of this report the company has reserved $53,317 in cash for repayment of one of the notes including principal and interest.

On May 5, 2016, the Company cancelled an agreement due to lack of performance with a consultant who was to provide advisory services for an initial period of six months.  The Company paid an initial amount of $2,500 and no further compensation will be paid.  No shares of common stock were issued in connection with this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this form 10-Q. Certain statements made in this discussion are “forward-looking statements” within the meaning of the private securities litigation reform act of 1995. Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company’s ability to continue as a going concern; the Company’s intended business plans; the ability to raise working capital as needed; expectations as to market acceptance of the Company’s products; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. these factors include, but are not limited to, the Company’s ability to continue as a going concern; the Company’s inability to raise funds to continue operations; the effect of a going concern statement by the Company’s auditors; the success of our merger with Duos Technologies, Inc. (“duostech”); the success of the merged operations; the competitive environment generally and in the Company’s specific market areas; changes in technology; the availability of and the terms of financing; changes in costs and availability of goods and services; economic conditions in general and in the Company’s specific market areas; demographic changes; changes in federal, state and /or local government law and regulations affecting the technology; changes in operating strategy or development plans; and the ability to attract and retain qualified personnel. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

Overview

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

Prospects and Outlook

Over the past several years, we have made substantial investment in product research and development and achieved significant milestones in the development of our technology solutions. We have made progress in penetrating the market with our proprietary technology solutions, more particularly in the rail industry which is currently undergoing a major shift in maintenance strategies. We believe that this shift will be a significant motivating factor for using our technologies. We also continue to expand our IT professional audit services.

Our business success in the immediate future will largely depend on the increased penetration of our target markets for our proprietary intelligent security analytical technology solutions.

.

Notwithstanding the above, no assurance can be provided that our product offerings will generate the market acceptance and orders that we contemplate.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three months ended March 31, 2016 compared to Three months ended March 31, 2015

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	March 31,
	2016	2015	Change
REVENUES:
Project revenue	$229,123	$504,969	$(275,846)
Maintenance and technical support	607,879	597,126	10,753
IT asset management services	167,241	—	167,241

Total Revenues	1,004,243	1,102,095	(97,852)

COST OF REVENUES:
Project revenue	141,078	334,495	(193,417)
Maintenance and technical support	267,581	214,395	53,186
IT asset management services	77,758	—	77,758

Total Cost of Revenues	486,417	548,890	(62,473)

GROSS PROFIT	517,826	553,205	(35,379)

OPERATING EXPENSES:
Selling and marketing expenses	86,040	59,329	26,711
Salaries, wages and contract labor	886,167	589,627	296,540
Research and development	55,487	49,386	5,651
Professional fees	77,229	90,305	(13,076)
General and administrative expenses	180,285	128,639	51,646

Total Operating Expenses	1,285,208	917,736	367,472

INCOME (LOSS) FROM OPERATIONS	(767,382)	(364,531)	(402,851)

	For the Three Months Ended
	March 31,
	2016	2015	Change

OTHER INCOME (EXPENSES):
Interest expense	(72,305)	(391,094)	318,789
Gain on settlement of accounts payable	—	3,200	(3,200)
Other income, net	1,306	1	1,305

Total Other Income (Expense)	(70,999)	(387,893)	316,894

Loss before income taxes	(838,381)	(752,424)	(85,957)

Income tax	—	—	—

NET LOSS	(838,381)	(752,424)	(85,957)

Net loss applicable to common stock	$(838,381)	$(752,424)	$(85,957)

Revenues

Revenues were $1,004,243 and $1,102,095 for the three months ended March 31, 2016 and 2015, respectively. The net decrease in revenue for 2016 is due to a combination of (a) decreased project activity during the quarter amounting to $275,846, (b) increase in revenue in maintenance and technical service of $10,753 and (c) the addition of revenue from IT asset management services of $167,241. The decrease in project revenue was mainly caused by the delay of two projects which were anticipated to start during the quarter ended March 31, 2016.

Cost of Revenues

Costs of revenues were $486,417 and $548,890 for the three months ended March 31, 2016 and 2015, respectively. The decrease in 2016 cost of revenues partially reflects the proportional decrease in project revenue as well as a decrease in maintenance and technical support expenses related to new projects.  The addition from the IT asset management services revenue added cost of revenues for that business.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and 2015 were $1,285,208 and $917,736, respectively. The increase in administration and general expense of $51,646 is mainly due to expenses related to our operating as a public entity and in connection with the merger completed in April 2015. The increase in salaries, wages and contract labor of $296,540 is attributable to expansion of the employee base in anticipation of new projects starting later in the fiscal year.  There was also an increase in consulting fees related to new consulting agreements to assist the company with its business plan for growth. The decrease in professional fees of $13,076 is mainly due to stabilizing of legal and accounting services costs related to operating as a public entity and the merger activities which were completed last year. The increase in selling and marketing expense of $26,711 is primarily due to additional cost from the IT asset management expenses and additional expenses for travel for revenue growth. The Company also added new sales staff in anticipation of additional revenue growth.  The increase in research and development of $5,651 is largely due to additional resource tools purchased.

Income/Loss from Operations

The loss from operations for the three months ended March 31, 2016 and 2015 was $767,382 and $364,531, respectively. The additional loss of $402,851 from operations is attributable to the increase in salaries, consulting and overall increase in expenses operating as a public company. Much of the additional increase in expenses is related to the anticipated growth from signed and pending contracts and the requirement to add key employees in the areas of sales, support and research and development.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015 was $72,305 and $391,094, respectively. The decrease in interest expense is primarily due to $352,093 of debt premium recorded as interest expense in 2015 offset by increased interest in 2016 due to increased debt.

Net Loss

Net loss for the three-month period ended March 31, 2016 and 2015 was $838,381 and $752,424, respectively. The net loss increase of $85,957 was mainly due to increased expenses in salaries and consulting with an offset in the decrease of interest expense. Net loss per common share was $0.01 and $0.01 for the three-month period ended March 31, 2016 and 2015, respectively. Weighted average common shares outstanding for the three-month period ended March 31, 2016 and 2015 were 65,655,807 shares and 57,738,209 shares, respectively.

Capital Resources

A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(91,245)	$(294,815)
Net cash used in investing activities	$(19,099)	$(3,497)
Net cash (used in) provided by financing activities	$(29,535)	$213,127

2016 Period

Operating Activities

Net cash used in operating activities was $91,245 for the three months ended March 31, 2016, compared to net cash used in operating activities of $294,815 for the three months ended March 31, 2015. For the 2016 period, cash used in operating activities of $91,245 resulted from a net loss of $838,381 offset primarily by stock and warrants being issued for payment of services of $95,036, amortization of prepaid consulting services of $198,068, depreciation and amortization of $12,099, loss related to warrants exchanged for stock of $630 and a net positive change in assets and liabilities of $441,304.

Investing Activities

Net cash used in investing activities of $19,099 was primarily for an investment in office equipment.

Financing Activities

Our net cash used in by financing activities of $29,535 consisted primarily of proceeds of $50,000 from related party notes and bank overdraft of $3,604, offset by repayments of insurance and equipment financing and repayments of related party notes.

2015 Period

Operating Activities

Net cash used in operating activities was $294,815 for the three months ended March 31, 2015. Cash used in operating activities for 2015 resulted primarily from the net loss on conversion of notes payable included in interest expense of $352,093, offset by net changes in operating assets and liabilities of $89,720.

Investing Activities

The Company’s net cash used in investing activities of $3,497 was the result of office equipment purchases.

Financing Activities

The Company’s net cash provided by financing activities of $213,127 consisted primarily of proceeds from related party notes payable and other short term notes and bank overdraft of $13,534.

Liquidity

Since inception, we have funded our operations primarily through the sale of our equity (or equity linked) securities.

As of May 13, 2016, we had cash on hand of approximately $65,000. We have approximately $131,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly. More recently, on March 31, 2016, we entered into a Securities Purchase Agreement with an accredited investor for non-convertible debt financing in the gross amount of $1.8 million less a 5% original issue discount. The Company closed the debt financing on April 1, 2016.  Because of the growing nature of the business, we project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1 million for the year of 2016, which may be funded through equity instruments.

Overall, we have funded our cash needs from inception with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition, however, the recent debt transaction has lessened the overall risk in this regard. Our current level of operations would require additional capital of at least $500,000. Modifications to our business plans may also require additional capital for us to operate. For example, if we have an opportunity for an accretive acquisition, it would likely require additional capital above our current need. Conversely, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Company’s business model provides for revenues from projects and ongoing maintenance. As of the filing of this Form 10-Q, we had a backlog of orders aggregating $3,990,000, of which we anticipate recording revenues of $3,570,000 during 2016.

The closing of our senior secured debt financing has fulfilled part of this need.  However, ongoing interest payments to service this new debt puts an additional burden on our ongoing cash flow.  In addition, certain covenants regarding restricted issuances in the debt documents may make further capital raises more complex since without the prior written consent of the holders of a majority in aggregate principal amount of the debt then outstanding we may not incur additional debt nor issue preferred stock whose terms and rights provide the requirement or option to declare and pay a cash dividend while the debt is outstanding.

However, there are factors that can impact our ability to continue to fund our operating needs through December 31, 2016, including

●	Our ability to generate additional new revenues of at least $3.5 million in addition to the backlog during the second half of 2016;

●	Our ability to further expand sales volume with limited resources;

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our ability and that of our contract manufacturers to maintain manufacturing costs and delivery times as expected; and

●	Our continued need to maintain or reduce our cost structure while simultaneously expanding our business, enhancing our technical capabilities and pursing new business opportunities.

Management continues in its efforts to raise working capital. However, the Company cannot provide any assurance that these plans will be successful. If we are unable to raise additional capital through a capital raise or revenues, it may be necessary for us to take measures to reduce our cash burn.  No assurance can be given that we will be able to raise the needed capital on commercially acceptable terms or at all. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such “going concern” qualification may make it more difficult for us to raise funds. In addition, any additional equity financing is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

(2)

Throughout the date of this report, software license sales have been one time sales of a perpetual license to use our software product and the customer also has the option to purchase third party manufactured handheld devices from us if they purchase our software license. Accordingly, the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer;

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

Accounts Receivable

Accounts receivable are stated at realizable value. Accounts receivable are comprised of balances due from customers.  In determining the collections on the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. To date, the Company has not had the need to reserve for allowances on collections.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of assets acquired and liabilities assumed in business combinations, estimates of percentage completion on projects and related revenues, valuation of stock-based compensation, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards and valuation of loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our 2015 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

The following risk factor is in addition to, and should be read together with, the risk factors set forth in Part I, “Item 1A, Risk Factors” in our 2015 Form 10-K

In connection with the secured non-convertible debt financing entered into in April 2016, we issued to the investor our secured non-convertible promissory in the amount of $1.8 million (the “Note”). We received cash proceeds of $1,710,000, reflecting a 5% original issue discount and before payment of transaction related expense. To secure our repayment obligation under the Note, we and our subsidiaries entered into a Security and Pledge Agreement with the investor, pursuant to which we and our subsidiaries granted to the investor a lien on all assets of the company to secure the Company’s obligations under the Note. Upon an Event of Default (as defined in the Note), the investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. Each of the subsidiaries has also guaranteed all of the Company’s obligations under the Note pursuant to the terms of a Guaranty.

A default by us under this Note would enable the Note holder to foreclose on our assets. Any foreclosure could force us to substantially curtail or cease our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information relating to securities sold by us during the three months ended March 31, 2016.

Name or Class of Investor	Date Issued	No. of Securities	Consideration
Consultant (1)	January 1	25,000	Services for October for a total of $5,000
Consultant (1)	January 6	912,000	Services for January-June 2016
Warrant Holders (2)	January 22	2,100	Warrants exchanged for shares

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Filed or
Exhibit		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

4.1	Senior Secured Note, dated April 1, 2016, issued by Duos Technologies Group, Inc.	8-K	4/6/16	4.1
10.1	Securities Purchase Agreement, dated March 31, 2016, by and between Duos Technologies Group, Inc. and the Schedule of Buyers attached thereto	8-K	4/6/16	10.1
10.2	Security and Pledge Agreement, dated April 1, 2016, by and among Duos Technologies Group, Inc., each of the Company’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent)	8-K	4/6/16	10.2
10.3	Guaranty, dated April 1, 2016, by and among Duos Technologies Group, Inc., each of the Company’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent)	8-K	4/6/16	10.3
10.4	Warrant, dated April 1, 2016, issued by Duos Technologies Group, Inc.	8-K	4/6/16	10.4
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Filed
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

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

DUOS TECHNOLOGIES GROUP, INC.
Date: May 16, 2016	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: May 16, 2016	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer