Form 10-Q
period 2016-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2016-08-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 15, 2016, Duos Technologies Group, Inc. had outstanding 65,956,115 shares of common stock, par value $0.001 per share.

SIGNATURES	31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$250	$140,129
Accounts receivable	142,728	452,235
Costs and estimated earnings in excess of billings on uncompleted contracts	511,264	421,116
Prepaid expenses and other current assets	198,530	165,095
Total Current Assets	852,772	1,178,575

Property and equipment, net	81,701	72,544

OTHER ASSETS:
Patents and trademarks, net	54,241	57,006
Total Other Assets	54,241	57,006

TOTAL ASSETS	$988,714	$1,308,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$18,260	$—
Accounts payable	1,325,303	1,061,961
Accounts payable - related parties	36,286	30,070
Commercial insurance/office equipment financing	130,053	44,024
Notes payable - related parties	449,799	486,964
Notes payable	56,608	196,608
Convertible notes payable, including premiums	193,950	193,950
Line of credit	40,856	40,216
Payroll taxes payable	332,846	296,215
Accrued expenses	1,010,000	955,570
Billings in excess of costs and estimated earnings on uncompleted contracts	140,618	303,064
Deferred revenue	518,634	908,206
Contingent lawsuit payable	—	550,000
Total Current Liabilities	4,253,213	5,066,848

Note payable, net of discounts	1,074,639	—

Total Liabilities	5,327,852	5,066,848

Commitments and Contingencies (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value 10,000,000 authorized, none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 65,956,115 and 64,777,621 shares issued and issuable, and outstanding at June 30, 2016 and December 31, 2015, respectively	65,956	64,778
Additional paid-in capital	18,047,566	17,127,675
Accumulated deficit	(22,452,660)	(20,951,176)
Total Stockholders' Deficit	(4,339,138)	(3,758,723)

Total Liabilities and Stockholders' Deficit	$988,714	$1,308,125

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES:
Project	$882,961	$1,017,855	$1,112,084	$1,522,824
Maintenance and technical support	603,034	591,014	1,210,913	1,188,139
IT asset management services	161,149	—	328,389	—
Total Revenues	1,647,144	1,608,869	2,651,386	2,710,963

COST OF REVENUES:
Project	377,838	529,889	519,164	864,384
Maintenance and technical support	196,340	223,395	463,673	437,789
IT asset management services	97,773	—	175,531	—
Total Cost of Revenues	671,951	753,284	1,158,368	1,302,173

GROSS PROFIT	975,193	855,585	1,493,018	1,408,790

OPERATING EXPENSES:
Selling and marketing expenses	84,629	84,736	170,669	144,064
Salaries, wages and contract labor	938,567	632,226	1,824,734	1,221,853
Research and development	73,894	41,661	129,381	91,497
Professional fees	92,246	34,827	169,474	125,132
General and administrative expenses	238,851	360,528	419,136	489,168
Impairment loss	—	1,578,816	—	1,578,816
Total Operating Expenses	1,428,187	2,732,794	2,713,394	3,650,530

LOSS FROM OPERATIONS	(452,994)	(1,877,209)	(1,220,376)	(2,241,740)

OTHER INCOME (EXPENSES):
Interest expense	(210,109)	(175,118)	(282,414)	(566,212)
Gain on settlement of accounts payable	—	—	—	3,200
Other income, net	—	5	1,306	6
Total Other Income (Expense)	(210,109)	(175,113)	(281,108)	(563,006)

Loss before income taxes	(663,103)	(2,052,322)	(1,501,484)	(2,804,746)
Income tax	—	—	—	—

NET LOSS	(663,103)	(2,052,322)	(1,501,484)	(2,804,746)
Preferred stock dividends	—	—	—	—
Net loss applicable to common stock	$(663,103)	$(2,052,322)	$(1,501,484)	$(2,804,746)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic	(0.01)	(0.03)	$(0.02)	$(0.05)
Diluted	(0.01)	(0.03)	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	65,857,411	60,811,682	65,752,860	59,278,951
Diluted	65,857,411	60,811,682	65,752,860	59,278,951

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash from operating activities:
Net loss	$(1,501,484)	$(2,804,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,752	23,088
Stock-based compensation	—	98,000
Stock and warrants issued for services	110,036	—
Amortization of discounts and premiums	65,942	485,818
Amortization of stock based prepaid consulting fees	404,419	—
Loss related to warrants exchanged for stock	630	—
Impairment loss	—	1,578,816
Warrant expense	—	3,062
Changes in assets and liabilities:
Accounts receivable	309,507	(244,846)
Costs and estimated earnings on uncompleted contracts	(90,148)	(134,167)
Prepaid expenses and other current assets	42,269	27,775
Accounts payable	263,975	486,787
Accounts payable-related party	6,216	(16,829)
Payroll taxes payable	36,631	(341,686)
Accrued expenses	54,430	91,680
Contingent lawsuit liability	(550,000)	—
Billings in excess of costs and earnings on uncompleted contracts	(162,446)	567,197
Deferred revenue	(389,572)	(355,393)
Net cash used in operating activities	(1,375,845)	(535,444)

Cash flows from investing activities:
Cash acquired in acquisition	—	1,346
Purchase of patents/trademarks	(70)	(1,600)
Purchase of fixed assets	(30,073)	(20,196)
Net cash used in investing activities	(30,143)	(20,450)

Cash flows from financing activities:
Bank overdraft	18,260	—
Proceeds from borrowings under convertible notes and other debt	—	605,965
Proceeds of borrowings under convertible notes and other debt	—	(129,507)
Proceeds from related party notes	50,000	—
Repayments of related party notes	(87,166)	—
Proceeds (repayments) of insurance and equipment financing	(92,985)	—
Proceeds (repayments) of notes payable	(140,000)	—
Proceeds of note payable, net of discount	1,518,000	—
Net cash provided by financing activities	1,266,109	476,458

Net decrease in cash	(139,879)	(79,436)
Cash, beginning of period	140,129	85,435
Cash, end of period	250	5,999

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED)

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$79,498	$—
Taxes paid	$8,469	$—

Supplemental Non-Cash Investing and Financing Activities:
Stock issued to convert convertible notes and accrued interest	$—	$1,415,546
Common stock issued for prepaid consulting services	$301,100	$—
Common stock issued to settle accounts payable	$—	$16,800
Common stock issued for accrued salary	$—	$56,482
Reclassification of put premium liability on convertible notes to paid-in capital	$—	$37,120
Increase in debt discount and paid-in capital for warrants issued with debt	$—	$30,722
Note issued for financing of insurance premiums	$179,024	$—
Debt discount issued with debt	$282,000	$—

Liabilities assumed in share exchange	$—	$1,186,234
Less: assets acquired in share exchange	—	(1,347)
Net liabilities assumed	—	1,184,887
Fair value of shares exchanged	—	393,929
Increase in intangible assets	$—	$1,578,816

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

As reported previously, Duos Technologies Group, Inc. is the result of the reverse merger between duostech and a wholly owned subsidiary of Information Systems Associates, Inc., a Florida corporation (“ISA”), which became effective as of April 1, 2015 and as a result of which duostech became a wholly owned subsidiary of the merged entity. The merger was followed by a corporate name change to Duos Technologies Group, Inc., a symbol change from IOSA to DUOT and up-listing from OTC Pink to OTCQB.

ISA’s original business of IT Asset Management (ITAM) services for large data centers is now operated as a division of the Company that continues its sales efforts through large strategic partners. ISA developed a methodology for the efficient data collection of assets contained within large data centers and was awarded a patent in 2010 for specific methods to collect and audit data.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2016 are not indicative of the results that may be expected for the year ending December 31, 2016 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2016.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, duostech and TrueVue 360, Inc. All inter-company transactions and balances are eliminated in consolidation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at June 30, 2016 and December 31, 2015.

Significant Customers and Concentration of Credit Risk

The Company, by policy, routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced any write-downs in its accounts receivable balances through June 30, 2016. A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues for the six months ended June 30, 2016 and 2015, and total accounts receivable at June 30, 2016 and December 31, 2015, respectively:

2016				2015
Revenue		Accounts Receivable		Revenue		Accounts Receivable
Customer A	34%	Customer A	—	Customer A	42%	Customer A	33%
Customer B	—	Customer B	—	Customer B	20%	Customer B	27%
Customer C	20%	Customer C	—	Customer C	19%	Customer C	24%
Customer D	12%	Customer D	56%	Customer D	—	Customer D	—
		Customer E	13%			Customer E	—

Geographic Concentration

Approximately 1.74% of revenue is generated from customers outside of the United States.

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

June 30, 2016

(Unaudited)

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At June 30, 2016, outstanding warrants to purchase an aggregate of 3,600,840 shares of common stock and 1,332,074 shares of common stock issuable upon conversion of convertible debt (principal and interest) were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

Segment Information

The Company operates in one reportable segment.

Reclassifications

Certain note amounts in the 2015 consolidated balance sheet have been reclassified within current liabilities to conform to the 2016 presentation.

Recent Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-14 Revenue from Contracts with Customers.  The ASU defers the effective date of previously issued ASU 2014-09 (the new revenue recognition standard) by one year for both public and private companies. The ASU requires public entities to apply the new revenue recognition guidance for annual reporting periods beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2017. Both public and nonpublic entities will be permitted to apply the new revenue recognition standard as of the original effective date for public entities (annual periods beginning after December 15, 2016).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: "Compensation – Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting" which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  The Company is in process of analyzing the impacts of this update but does not believe it will have a material impact on its consolidated financial statements.

Except as discussed above, the Company does not believe that the adoption of any recently issued accounting pronouncements in 2016 had a significant impact on our financial position, results of operations, or cash flow.

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $1,501,484 for the six months ended June 30, 2016.  During the same period, cash used in operations was $1,375,845. The working capital deficit, stockholders’ deficit and accumulated deficit as of June 30, 2016 was $3,400,441, $4,339,138 and $22,452,660, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital and become profitable. Management embarked on a business growth strategy in 2014 to engage with private companies in or related to its market space with the intention of a merger or acquisition. In April 2015, the Company completed a reverse triangular merger whereby duostech became a wholly owned subsidiary of the Company. The two companies are now integrated and the merged company continues to grow its business in all of the markets where they have previously operated. The Company was successful on April 1, 2016 in closing long-term debt financing of $1.8 million for the purposes of settling certain current debt and payables obligations. Net proceeds after placement agency fees, legal fees, due diligence expenses and direct payments from the lender to certain creditors of the Company were $837,891. The company is also in discussions with certain potential investors with a view to obtaining equity financing to invest in resources to support and accelerate our growth from anticipated orders and provide additional working capital.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability. Ultimately however, the continuation of the Company as a going concern is dependent upon the ability of the Company to execute the plan described above, generate sufficient revenue and to attain profitable operations. These unaudited, consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	June 30, 2016		December 31, 2015
Payable To	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$8,737	9.75%	$21,325	9.75%
Third Party - Insurance Note 2	1,491	9.75%	11,277	9.75%
Third Party - Insurance Note 3	75,132	8.05%	—	—
Third Party - Insurance Note 4	44,693	9.24%	11,422	8.99%
Total	$130,053		$44,024

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The Company entered into an agreement on December 23, 2015 with its insurance provider by executing a $21,325 note payable (Insurance Note 1) issued to purchase an insurance policy with an annual interest rate of 9.75% payable in monthly installments of principal and interest totaling $2,229 through October 23, 2016.  The note balance as of June 30, 2016 and December 31, 2015 was $8,737 and $21,325, respectively.

The Company entered into an agreement on September 15, 2015 with its insurance provider by executing an $18,823 note payable (Insurance Note 2) issued to purchase an insurance policy with an annual interest rate of 9.75% payable in monthly installments of principal and interest totaling $1,678 through July 15, 2016. The note balance as of June 30, 2016 and December 31, 2015 was $1,491 and $11,277, and respectively.

The Company renewed an agreement on February 3, 2016 with its insurance provider by executing a $123,571 note payable (Insurance Note 3) issued to purchase an insurance policy with an annual interest rate of 8.05% payable in monthly installments of principal and interest totaling $12,818 through December 3, 2016.  At June 30, 2016 and December 31, 2015, the note payable balance was $75,132 and zero, respectively.

The Company entered into an agreement on April 1, 2016 with its insurance provider by executing a $65,000 note payable (Insurance Note 4) issued to purchase an insurance policy with an annual interest rate of 9.24% payable in monthly installments of principal and interest totaling $5,782 through February 1, 2017.  At June 30, 2016 and December 31, 2015, the note payable balance was $44,693 and $11,422, respectively, with the $11,422 balance relating to the April 1, 2015 note with the same provider.

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of:

	June 30, 2016		December 31, 2015
Payable To	Principal	Interest*	Principal	Interest*

Related party	$65,000	.75%	$65,000	.75%
Related party	13,369	.67%	17,651	.67%
Related party	21,010	—	33,615	—
Related party	56,500	.67%	36,500	.67%
Related party	12,170	—	21,170	—
Related party	8,431	.67%	11,131	.67%
CFO	31,973	.67%	7,841	—
Related party	241,346	.50%	294,056	.50%
Total	$449,799		$486,964

* effective interest rate per month including default penalties

On May 28, 2008, a shareholder who is indirectly invested in the Company with the Chief Executive Officer (CEO) through another entity, loaned the Company the principal amount of $65,000 accruing interest at .75% per month. There was an accrued interest balance of $46,306 and $43,381 as of June 30, 2016 and December 31, 2015, respectively. The note was repayable on or before September 15, 2008 although no demand for repayment has been received from the holder. There is no formal written agreement and the terms are documented on a letter from a former Chief Financial Officer (CFO) of the Company. The terms contain no default clauses and as of the time of this report, no demand for repayment has been made or expected. The Company intends to either negotiate a conversion of the outstanding amount to common stock or to repay the loan when sufficient working capital permits such action.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Upon the consummation of the merger on April 1, 2015, the Company assumed an Original Issue Discount (OID) promissory note with a remaining principal balance of $15,000 accruing interest at 1.5% per month. On November 30, 2015 there was an outstanding principal balance of $15,000 and an accrued interest balance of $2,651 in which the promissory note was restructured into a note due on or before December 15, 2016 for a total of $17,651 principal balance, accruing interest at .67% per month and monthly payments of $1,535 commencing January 15, 2016.  As of June 30, 2016 the outstanding balance was $13,369.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes due to an entity which had previously extended credit on a revolving basis for working capital. The total principal balance was $212,693 at the time of the merger and carried total interest and extension fees of 2.5% per month. On September 30, 2015, the note and accrued interest for a total of $275,660 was exchanged for 1,002,401 common shares. The Company recorded a loss on settlement in the amount of $115,139. The same lender had extended further credit to the Company’s subsidiary, TrueVue360, Inc., which on September 30, 2015 had a principal balance of $28,040 and accrued interest balance of $9,777 totaling $37,817. The note can be extended each time for an additional 30 days’ subject to payment of a 1% extension fee in addition to the 1.5% interest cost which can be accrued. The Company agreed to convert this note to an 18-month term loan with 0% interest and monthly payments of $2,100 starting November 1, 2015. The Company also issued 501,201 5-year warrants with an exercise price of $0.28 as consideration for the conversion of the larger note and the zero interest feature of the extended payment plan.  As of June 30, 2016, the outstanding balance was $21,010.

On December 12, 2013, the wife of the CEO loaned the Company the sum of $10,000 at a monthly percentage rate of .67%. On January 29, 2015, March 3, 2015 and September 30, 2015 the wife of the CEO loaned the Company an additional $12,000, $5,000 and $9,500, respectively.  On January 24, 2016 an additional $20,000 was loaned to the Company. The total principal due at June 30, 2016 and December 31, 2015 was $56,500 and $36,500, respectively.  There was an accrued interest balance of $5,214 and $3,052 as of June 30, 2016 and December 31, 2015, respectively.  The note is repayable on demand of the holder. As of the time of this report, no such demand has been made.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $30,378 due to the former CEO of the Company. These amounts are non-interest bearing and are due on demand. The Company pays these loans as sufficient funds become available.  At June 30, 2016, the loan had an outstanding balance of $12,170.

Upon the consummation of the merger on April 1, 2015, the Company assumed an OID promissory note with a remaining principal and accrued interest balance of $10,593. During the third quarter of 2015, interest payments of $1,500 were paid. At November 30, 2015 the principal balance of the note was $10,000, and an accrued interest balance of $1,131 at a rate of 2.5% per month was restructured into a note due on or before December 15, 2016 for a total of $11,131 principal balance, accruing interest at .67% per month and monthly payments of $968 commencing January 15, 2016.  At June 30, 2016, the outstanding note balance was $8,431.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes with a total principal balance of $8,783 due to the Company’s CFO. During the second quarter of 2015, the CFO loaned the Company an additional $365 and the Company made payments to the CFO during the same period in the amount of $1,307. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. On January 28, 2016 the CFO loaned the Company $30,000, accruing interest at .67% per month and is repayable by the Company when sufficient funds are available.  At June 30, 2016, the outstanding loan balance was $31,973.

On April 8, 2015, the Company received a $310,000 loan from a related party principal shareholder. The note accrues interest at the rate of 6% per annum and was repayable on or before October 31, 2015. There was accrued interest balance of $8,616 as of September 30, 2015. The Company and shareholder replaced the note with a promissory new note in the face amount of $320,166, which includes principal and accrued interest through October 31, 2015. Repayment has been fixed at eleven monthly payments of $27,750 plus one final payment of $27,006.63 (including interest of 6%) beginning on or before December 31, 2015. As of June 30, 2016, the outstanding balance was $241,346.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Notes Payable

	June 30, 2016		December 31, 2015
Payable To	Principal	Interest*	Principal	Interest*

Shareholder	$19,108	—	$19,108	—
Shareholder	—	—	125,000	.67%
Vendor	37,500	—	52,500	—
Total	$56,608		$196,608

* effective interest rate per month including default penalties

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $19,108 due to an unrelated party investor and shareholder of the Company. The $19,108 is non-interest bearing and currently due, although the note holder has not made any demand for payment at this time.

Upon the consummation of the merger on April 1, 2015, the Company assumed a non-interest bearing OID promissory note due to an unrelated party stockholder, subject to a forbearance agreement and due July 14, 2015. A 25% penalty is due if the balance is not paid by the due date. Furthermore, 5% of all factor payments to the Company are to be used to pay down the note. The note is secured by certain of the Company’s intellectual property. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the stockholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. On September 21, 2015, the shareholder agreed to convert $81,250 of the $165,000 outstanding note to 506,421 shares of the Company’s common stock and the addition of the 25% penalty as stated above in the amount of $41,250, with a new note balance of $125,000, 15-month term and 8% interest. The Company recorded a loss on conversion in the amount of $55,484.  The note was repaid on April 1, 2016 including the accrued interest of $7,078. At June 30, 2016 and December 31, 2015, the accrued interest was zero and $4,578, respectively.

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and, pursuant thereto, took a charge in the third quarter of 2015 for the settlement amount of $60,000.  At June 30, 2016 and December 31, 2015, the outstanding balance was $37,500 and $52,500, respectively.

Convertible Notes, Including Premiums

	June 30, 2016			December 31, 2015
Payable To	Principal	Premium	Principal, Including Premium	Principal	Premium	Principal, Including Premium
Vendor	50,000	50,000	100,000	50,000	50,000	100,000
Vendor	46,975	46,975	93,950	46,975	46,975	93,950
Total	$96,975	$96,975	$193,950	$96,975	$96,975	$193,950

Upon the consummation of the merger on April 1, 2015, the Company assumed a convertible promissory note of $50,000 due to a vendor of the Company which included a premium of $50,000 relating to its treatment as stock settled debt under ASC 480. The $50,000 convertible note accrues interest at 1% per month and is convertible into the Company’s common stock at a 50% discount to the average closing bid prices for the company’s common stock for the five days immediately preceding the conversion date.  An interest payment was made on January 11, 2016 in the amount of $3,230. The outstanding note balance at June 30, 2016 and December 31, 2015 was $50,000 and $50,000, respectively and accrued interest on June 30, 2016 and December 31, 2015 was $4,511 and $4,723, respectively. As previously disclosed, on May 23, 2016, the Company filed a lawsuit against, the holder of this note and another convertible note described below. The Company owes the principal and interest due under the notes and has sought to pay principal and interest of the note which first came due but its offer was rejected. As of the date of this report, the lawsuit remains unresolved. (see Note 9)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $44,325 bearing interest at 1.5% per month. The note holder gave 30-day notice to the Company on May 1, 2015 for the note to be repaid in full plus any interest due. On June 30, 2015 an Addendum to Promissory Note was executed providing that the payment of $46,975, $44,325 plus accrued interest of $2,650 in connection with the Debt Purchase Agreement represents the total settlement of the Note. Also, on June 30, 2015 a current shareholder and services provider agreed to assume the new $46,975 note with the existing terms and conditions and an addendum was signed for the assumption and making the note convertible into the Company’s common stock at a 50% discount to the average price of the Company’s common stock for the five trading days preceding conversion and the new Note is non-interest bearing. The addendum was treated as a debt extinguishment. The Company recorded a premium of $46,975 since the note was convertible at a fixed rate to a fixed monetary amount equal to $93,950 pursuant to ASC 480. On June 30, 2016 and December 31, 2015 the outstanding balance on the note was $93,950 which includes the $46,975 premium and there was accrued interest on June 30, 2016 and December 31, 2015 of $8,454 and $4,228, respectively. During the previous quarter, the new holder attempted a conversion into stock of a portion of the note. The Company determined that the conversion notice was invalid in several respects and rejected the conversion. As previously disclosed, on May 23, 2016, the Company filed a lawsuit against, the holder of this note and another convertible note described above. The Company owes the principal and interest due under the notes and has sought to pay principal and interest of the note which first came due but its offer was rejected. As of the date of this report, the lawsuit remains unresolved. (see Note 5).

Note Payable – Third Party

	June 30, 2016		December 31, 2015
Payable To	Principal	Interest	Principal	Interest

Note payable	$1,800,000	14% + 2%	$—	—
Less unamortized discounts	725,361		—
Note payable, net	$1,074,639		$—

On March 31, 2016, the Company entered into a Securities Purchase Agreement with an institutional investor, which, together with the transaction documents referenced therein, provides for the terms in the following paragraph. The Company closed the Offering on April 1, 2016.

The offering amount was $1,800,000 less a 5% original issue discount. The note is a senior debt obligation secured by substantially all assets of the Company and shares of all current and future subsidiaries as well as being guaranteed by each subsidiary but are not convertible into the Company’s stock. The senior secured note also contains certain default provisions and is subject to standard covenants such as restrictions on issuing new debt. In conjunction with the note, the Company issued a warrant exercisable for 2.5 million shares of common stock exercisable for five years at an exercise price of $0.35 per share. The warrants also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions as well as a potential adjustment to the exercise price based on certain events. The relative fair value of the warrants of $466,031 was recorded as a debt discount and is being amortized to interest expense over the term of the debt. The note will mature three years from the closing date and will accrue interest at the rate of 14% per annum, payable monthly. The note will accrue additional interest at the rate of 2% per annum, compounding monthly, payable annually in arrears. The Company may choose to begin amortizing the principal at any time subject to prepayment premiums. Also, the Company agreed to an amended placement agent’s fee with respect to the placement of such loan which differed from the original terms agreed with the Placement Agent as that agreement had expired (see Note 5, Placement Agency Agreement). The amendment included (a) postponement of payment of the cash fee of $5,000 to 15 days of execution of the term sheet, (b) the closing fee was fixed to $137,000 (based on a $1.8 million debt funding) and three-year warrants for 200,000 shares at an exercise price of $0.40 per share and valued at their fair value of $43,272.  Other closing expenses totaled $40,000 plus another $10,000 of legal fees previously paid.  Total cash issue costs of $192,000, the original issue discount of $90,000, the warrant relative fair value of $466,031 and warrant fair value of $43,272 were recorded as debt discounts to be amortized over the three-year term of the debt.  Net proceeds were $1,518,000 after all issue costs.  Additionally, at closing, certain previously recorded obligations of the Company totaling $690,110, as discussed below, were paid directly from the lender reducing the actual proceeds to the Company.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

On April 1, 2016, the Company made a payment of $142,000 (part of the $182,000 discussed above) to a placement agent as compensation for arrangement of financing through the aforementioned Securities Purchase Agreement.  The payment was deducted from proceeds of that agreement.  The Company issued 200,000 three-year warrants with an exercise price of $0.40 to the agent as additional compensation.  These amounts are broadly in line with the anticipated compensation agreed within the original placement agency agreement which was terminated in December, 2015.

NOTE 4 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon the closing of the merger on April 1, 2015. The line of credit provided for borrowings up to $40,000, but is now closed to future borrowing. The outstanding balance under the facility as of June 30, 2016 and December 31, 2015 was $40,856 and $40,216, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is 10%.  The former CEO of the Company personally guaranteed the repayment of the outstanding amount.

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

On January 6, 2016, the Company entered into an agreement with an investment banker to provide general financial advisory and investment banking services. Services included, but not limited to in the agreement are to provide a valuation analysis of the Company, assist management and advise the Company with respect to its strategic planning process and business plans including an analysis of markets, positioning, financial models, organizational structure, potential strategic alliances, capital requirements, potential national listing and working closely with the Company’s management team to develop a set of long and short-term goals with special focus on enhancing corporate and shareholder value. The Agreement is for an initial term of six months. The Company shall pay a non-refundable fee accruing at the rate of $10,000 per month, for the term of the agreement. These advisory fee payments will be accrued and deferred for payment until the earlier of 1) closing of a financing described in the agreement, 2) a closing of interim funding at which point fifty percent (50%) of the outstanding monthly advisory fee will be payable on the last day of the month following closing of the interim financing or 3) the termination of the agreement.  The Company issued to the investment banker 912,000 vested shares of the Company’s common stock as of the execution date of this agreement. In addition, the Company issued warrants for the purchase of 302,000 shares of the Company’s common stock. The warrants shall have a 5-year term and an exercise price of $0.30. (See Note 7)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

On January 27, 2016, the Company entered into an agreement with a consultant to provide advisory services for an initial period of six months. The consultant will assist the Company with its objective of evaluating financing and other strategic options in connection with operational expansion and respond to any opportunities that arise in regard to strategic partnerships/acquisition/joint ventures or other business relationships that may advance revenue growth and enterprise value. Upon a qualified financing of at least $1,500,000 through a party introduced by the consultant, the Company agreed to issue up to $90,000 in equity or cash at the same rate and terms as the basis of the financing. In consideration for development services thirty days from the execution of this agreement, 20,000 shares of restricted common stock of the Company will be granted to the consultant or assigns and be issued within fifteen days of the grant. Also, 30,000 additional shares shall be granted to the consultant or assigns on completion of any transactions with a potential participant. In consideration for advisory services, the non-refundable sum of $5,000 was payable upon execution of the agreement with a further $5,000 to be deferred and paid upon the completion of any transaction with a potential participant.  On May 5, 2016, the Company cancelled the agreement due to lack of performance with the consultant who was to provide advisory services for an initial period of six months.  The Company paid an initial amount of $2,500 and no further compensation will be paid.  No shares of common stock were issued in connection with this agreement.

On May 13, 2016, the Company entered into an agreement with a consultant in the business of providing services for management consulting, business advisory, shareholder information and public relations for a period of three months.  During the Term of this Agreement, the Company will pay to the Consultant the sum of $3,000 per month.  The Company may accrue monthly fees without payment to the consultant until the company closes a qualified financing other than the first month’s retainer. Upon signing, the Company issued to the Consultant 125,000 shares of the Company’s restricted common stock for a total purchase price of $100 and recorded $27,400 as a prepaid asset to be amortized over the three-month term.  The Company amortized $13,700 to expense as of June 30, 2016.

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

June 30, 2016

(Unaudited)

A contingent lawsuit payable of $550,000 was reflected at March 31, 2016 and December 31, 2015 in the Company’s consolidated financial statements.

On April 27, 2016, the holder of two convertible notes issued a notice of conversion to the Company for a portion of one of the notes.  The conversion notice was determined to be invalid as was a previous conversion notice issued on the other note during the quarter.  A difference of opinion has arisen between the holder and the Company as to the mechanics of conversion and the Company had been in discussions to resolve those differences.  On May 23, 2016, we filed a lawsuit against the holder. The suit alleges, amongst other things, that the officers and directors of Greentree that entered into the notes, failed to disclose legal facts with respect to their personal conduct in the past, which, had the Company known, would have made it unlikely that such transaction would have been consummated. The Company owes the principal and interest due under the notes and sought to pay principal and interest of the note which first came due, but the offer was rejected.  On May 24, 2016, the Company learned through a third party that the holder had filed suit against the Company on May 12 for default on one of notes, but had not notified the Company or its attorneys, nor served either the Company or its attorneys. The Company was served shortly thereafter.

Delinquent Payroll Taxes Payable

As reported previously, the Company has a delinquent payroll tax payable at June 30, 2016 and December 31, 2015 in the amount of $144,470 and $244,470, respectively. The delinquent portion is included in the payroll taxes payable balance of $332,846 and $296,215, respectively, as shown on the Company’s consolidated balance sheet. The IRS has accepted the Company’s offer of a monthly installment agreement in the amount of $25,000 commencing March 28, 2016.  The monthly installment payments are current as of June 30, 2016.

NOTE 6 – RELATED PARTIES

Notes, Loans and Accounts Payable

As of June 30, 2016 and December 31, 2015 there were various notes and loans payable to related parties totaling $449,799 and $486,964, respectively, with related unpaid interest of $59,136 and $50,873 respectively (see Note 3). The Company also has accounts payable-related parties due to officers for expense reimbursement and due to an affiliate for services in the total amount of $36,286 and $30,070 at June 30, 2016 and December 31, 2015, respectively.

Administrative Services Agreement

On December 1, 2002, the Company and the former parent entered into an Administrative Services Agreement whereby the former parent agreed to provide administrative and support services including but not limited to, (a) rent and general infrastructure, (b) human resource management services, and (c) accounting and financial services and other miscellaneous services. The monthly fee was subject to adjustments in accordance with the actual services rendered. There were no fees incurred with the former parent for the year ending December 31, 2015 and we will not incur any additional fees going forward. At June 30, 2016 and December 31, 2015, $10,031 and $5,173, respectively, was due to the former parent under this agreement and is included in Accounts payable - related parties as disclosed above.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

On April 1, 2016, the Company issued a warrant exercisable into 2.5 million shares with a term of five years and exercise price of $0.35 per share in conjunction with a Securities Purchase Agreement (see Note 3).  The Warrants also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions as well as a potential adjustment to the exercise price based on certain events. The relative fair value of the warrants of $466,031 was recorded as a debt discount and will be amortized to interest expense over the term of the debt.

On April 1, 2016, the Company issued 200,000 three-year warrants with an exercise price of $0.40 to the placement agent as additional compensation for arrangement of financing through the Securities Purchase Agreement (see Note 3).  The fair value of the warrants of $43,272 was recorded as a discount and will be amortized to interest expense over the term of the debt.

The Company issued 139,394 shares of common stock for consulting services valued at the quoted trading price on the respective grant date resulting in consulting expense of $20,000 in the six months ended June 30, 2016.

In May 2016, the Company issued 125,000 shares of common stock for consulting services valued at the quoted trading price on the respective grant date resulting in prepaid consulting expense of $27,400 to be amortized over the three-month agreement term.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 8 – COMMON STOCK PURCHASE WARRANTS

Warrants

The following is a summary of activity for warrants to purchase common stock for the six months ended June 30, 2016:

	June 30, 2016
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at the beginning of the year	609,340	$.54	4.5
Warrants expired	(5,250)	6.67
Warrants issued with debt or debt modifications	3,002,000	$.35	4.6
Warrants exchanged for common stock	(5,250)	$6.67
Outstanding at end of period	3,600,840	$.36	4.5
Exercisable at end of period	3,600,840	$.36	4.5

In the first quarter of 2016, 5,250 warrants were exchanged for 2,100 common shares resulting in a loss on exchange of $630 charged to operations.  During the same period, 1,500 warrants expired.

The Company has issued warrants for the purchase of 302,000 shares of the Company’s common stock, which the warrants have a 5-year term and an exercise price of $0.30.  (See Note 5)

During the second quarter of 2016, 2,700,000 warrants were issued with the Securities Purchase Agreement and the amended Placement Agent Agreement.  During the same period, 3,750 warrants expired.

NOTE 9 – SUBSEQUENT EVENTS

On July 19, 2016 the CEO lent the Company $60,000 as a short term loan for interim working capital pending the closure of certain other financing that is being pursued. The loan carries an interest rate of 7.99% per annum. There is no fixed date for repayment and the company is paying the interest charges on a monthly basis.

On July 29, 2016, the company filed answers, affirmative defenses and a counterclaim against Greentree Financial Group in connection with an ongoing legal dispute and as of this report the matter remains as a dispute between the parties.  The Company is confident that it will prevail in this pending litigation.

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

Overview

Duos Technologies Group, Inc., formerly known as Information Systems Associates, Inc. (“ISA”), was incorporated in Florida on May 31, 1994. We are headquartered in Jacksonville, Florida. Our wholly owned subsidiary, duostech is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems, with a focus on homeland security applications. duostech converges traditional security measures with information technologies to create “actionable intelligence”. duostech’s IP is built upon two of its core technology platforms (praesidium® and centraco™), both distributed as licensed software suites, and natively embedded within engineered turnkey systems.

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

Our strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and growth through strategic acquisitions. duostech’s primary target industry sectors include transportation, with emphasis on freight and transit railroad owners/operators, petro-chemical, utilities and healthcare.

ISA's original business for IT Asset Management (ITAM) services for large data centers is now operated as a division of our company that continues its sales efforts through large strategic partners. ISA developed a methodology for the efficient data collection of assets contained within large data centers and was awarded a patent in 2010 for specific methods to collect and audit data.

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

Comparison for the Three months ended June 30, 2016 compared to Three months ended June 30, 2015

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	June 30,
	2016	2015	Change
REVENUES:
Project	$882,961	$1,017,855	$(134,894)
Maintenance and technical support	603,034	591,014	12,020
IT asset management services	161,149	—	161,149
Total Revenues	1,647,144	1,608,869	38,275

COST OF REVENUES:
Project	377,838	529,889	(152,051)
Maintenance and technical support	196,340	223,395	(27,055)
IT asset management services	97,773	—	97,773
Total Cost of Revenues	671,951	753,284	(81,333)

GROSS PROFIT	975,193	855,585	119,608

OPERATING EXPENSES:
Selling and marketing expenses	84,629	84,736	(107)
Salaries, wages and contract labor	938,567	632,226	306,341
Research and development	73,894	41,661	32,233
Professional fees	92,246	34,827	57,419
General and administrative expenses	238,851	360,528	(121,677)
Impairment loss	—	1,578,816	(1,578,816)
Total Operating Expenses	1,428,187	2,732,794	(1,304,607)

LOSS FROM OPERATIONS	(452,994)	(1,877,209)	1,424,215

OTHER INCOME (EXPENSES):
Interest expense	(210,109)	(175,118)	(34,991)
Gain on settlement of accounts payable	—	—	—
Other income, net	—	5	(5)
Total Other Income (Expense)	(210,109)	(175,113)	(34,996)

Loss before income taxes	(663,103)	(2,052,322)	1,389,219
Income tax	—	—	—
NET LOSS	(663,103)	(2,052,322)	1,389,219

Preferred stock dividends	—	—	—

Net loss applicable to common stock	$(663,103)	$(2,052,322)	$1,389,219

Revenues

Revenues were $1,647,144 and $1,608,869 for the three months ended June 30, 2016 and 2015, respectively. The increase in revenue for 2016 of $38,275 is attributable to a combination of (a) decreased project activity during the quarter amounting to $134,894 (b) offset by increase in revenue in maintenance and technical service of $12,020 and (c) offset by the addition of revenue from IT asset management services of $161,149. The decrease in project revenue was mainly caused by the delay of two projects which were anticipated to start during the quarter ended June 30, 2016.

Cost of Revenues

Costs of revenues were $671,951 and $753,284 for the three months ended June 30, 2016 and 2015, respectively. The decrease in 2016 cost of revenues partially reflects the proportional decrease in project revenue as well as a decrease in maintenance and technical support expenses related to new projects.  The addition from the IT asset management services revenue added cost of revenues for that business.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 and 2015 were $1,428,187 and $2,732,794, respectively. The overall impact in the operating expenses decreasing in the 2016 period is attributable to the non-cash impairment charge of $1,578,816 recorded due to the merger in the same period of 2015.  The decrease in administration and general expense of $121,677 in the 2016 period is mainly due to expenses related to a corporate acquisition in the 2015 period (which was subsequently cancelled).  The increase in salaries, wages and contract labor of $306,341 is attributable to expansion of the employee base in anticipation of new projects starting later in the fiscal year.  There was also an increase in consulting fees related to new consulting agreements to assist us with our business plan for growth. The increase in professional fees of $57,419 is mainly due to legal costs related to the Securities Purchase Agreement (see Note 3). There was a minor decrease in selling and marketing expense of $107.  The increase in research and development of $32,233 is largely due to additional investment in resources.

Income/Loss from Operations

The loss from operations for the three months ended June 30, 2016 and 2015 were $452,994 and $1,877,209, respectively. The overall decrease of the loss from operations from the 2015 to 2016 period is due to the non-cash impairment charge of $1,578,816 in 2015 and increase in revenue and lower cost of revenue in 2016.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended June 30, 2016 and 2015 was $210,109 and $175,118, respectively. The increase in interest expense is primarily due to $58,442 of debt discount amortizations recorded as interest expense in 2016.

Net Loss

Net loss for the three-month period ended June 30, 2016 and 2015 was $663,103 and $2,052,322, respectively. The net loss decrease of $1,389,219 was mainly due to the impairment charge of $1,578,816 in 2015 along with increased expenses in salaries and consulting and increase in interest expense with an offset of a decrease of general and administrative. Net loss per common share was $0.01 and $0.03 for the three-month period ended June 30, 2016 and 2015, respectively. Weighted average common shares outstanding for the three-month period ended June 30, 2016 and 2015 were 65,857,411 shares and 60,811,682 shares, respectively.

Comparison for the Six months ended June 30, 2016 compared to Six months ended June 30, 2015

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended
	June 30,
	2016	2015	Change
REVENUES:
Project	$1,112,084	$1,522,824	$(410,740)
Maintenance and technical support	1,210,913	1,188,139	22,774
IT asset management services	328,389	—	328,389
Total Revenues	2,651,386	2,710,963	(59,577)

COST OF REVENUES:
Project	519,164	864,384	(345,220)
Maintenance and technical support	463,673	437,789	25,884
IT asset management services	175,531	—	175,531
Total Cost of Revenues	1,158,368	1,302,173	(143,805)

GROSS PROFIT	1,493,018	1,408,790	84,228

OPERATING EXPENSES:
Selling and marketing expenses	170,669	144,064	26,605
Salaries, wages and contract labor	1,824,734	1,221,853	602,881
Research and development	129,381	91,497	37,884
Professional fees	169,474	125,132	44,342
General and administrative expenses	419,136	489,168	(70,032)
Impairment loss	—	1,578,816	(1,578,816)
Total Operating Expenses	2,713,394	3,650,530	(937,136)

LOSS FROM OPERATIONS	(1,220,376)	(2,241,740)	1,021,364

OTHER INCOME (EXPENSES):
Interest expense	(282,414)	(566,212)	283,798
Gain on settlement of accounts payable	—	3,200	(3,200)
Other income, net	1,306	6	1,300
Total Other Income (Expense)	(281,108)	(563,006)	281,898

Loss before income taxes	(1,501,484)	(2,804,746)	1,303,262
Income tax	—	—	—
NET LOSS	(1,501,484)	(2,804,746)	1,303,262

Preferred stock dividends	—	—	—

Net loss applicable to common stock	$(1,501,484)	$(2,804,746)	$1,303,262

Revenues

Revenues were $2,651,386 and $2,710,963 for the six months ended June 30, 2016 and 2015, respectively. The decrease in revenue for 2016 of $59,577 is due to a combination of (a) decreased project activity for the six-month period amounting to $410,740 (b)offset by an increase in revenue in maintenance and technical service of $22,774 and (c) the addition of revenue from IT asset management services of $328,389. The decrease in project revenue was mainly caused by the delay of two projects which were anticipated to start during the quarter ended June 30, 2016.

Cost of Revenues

Costs of revenues were $1,158,368 and $1,302,173 for the six months ended June 30, 2016 and 2015, respectively. The decrease in 2016 cost of revenues mostly reflects the proportional decrease in project revenue.  The addition from the IT asset management services revenue added cost of revenues for that business.

Operating Expenses

Operating expenses for the six months ended June 30, 2016 and 2015 were $2,713,394 and $3,650,530, respectively. The overall impact in the operating expenses decreasing in the 2016 period from the impairment charge of $1,578,816 recorded due to the merger in the same period of 2015.  The decrease in administration and general expense of $70,032 in the 2016 period is mainly due to expenses related to the corporate acquisition prospect we pursued in the 2015 period (which was subsequently cancelled) and with an offset as operating as a public entity and in connection with the merger completed in April 2015. The increase in salaries, wages and contract labor of $602,881 is attributable to expansion of the employee base in anticipation of new projects starting later in the fiscal year.  There was also an increase in consulting fees related to new consulting agreements to assist the company with its business plan for growth.

The increase in professional fees of $44,342 is mainly due to legal costs related to the Securities Purchase Agreement (see Note 3). There was an increase in selling and marketing expense of $26,605 that is attributed to increase in staff and travel expenses in anticipation of additional revenue growth.  The increase in research and development of $37,884 is largely due to additional investment in resources.

Income/Loss from Operations

The loss from operations for the six months ended June 30, 2016 and 2015 was $1,220,376 and $2,241,740, respectively. The overall decrease from the 2015 to 2016 period is due to the impairment charge of $1,578,816 in 2015 and lower cost of revenue in 2016.

Other Income (Expense)

Interest Expense

Interest expense for the six months ended June 30, 2016 and 2015 was $282,414 and $566,212, respectively. The decrease is primarily due to less debt discount amortizations recorded as interest expense in 2016 over the same period of 2015.

Net Loss

Net loss for the six-month period ended June 30, 2016 and 2015 was $1,501,484 and $2,804,746, respectively. The net loss decrease of $1,303,262 was mainly due to the impairment charge of $1,578,816 in 2015 along with increased expenses in salaries and consulting and increase in interest expense with an offset of a decrease of general and administrative. Net loss per common share was $0.02 and $0.05 for the six-month period ended June 30, 2016 and 2015, respectively. Weighted average common shares outstanding for the six-month period ended June 30, 2016 and 2015 were 65,752,860 shares and 59,278,951 shares, respectively.

Capital Resources

A summary of our cash flows is as follows:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(1,375,845)	$(535,444)
Net cash used in investing activities	$(30,143)	$(20,450)
Net cash provided by financing activities	$1,266,109	$476,458

2016 Period

Operating Activities

Net cash used in operating activities during the six-month period was $1,375,845 for the six months ended June 30, 2016, compared to net cash used in operating activities of $535,444 for the corresponding period in 2015. For the 2016 period, cash used in operating activities of $1,375,845 resulted from a net loss of $1,501,484 offset primarily by non-cash charges for  stock and warrants being issued for payment of services of $110,036, amortization of prepaid consulting services of $404,419, depreciation and amortization of $23,752, loss related to warrants exchanged for stock of $630 and a net negative change in assets and liabilities of $479,140.

Investing Activities

Net cash used in investing activities of $30,143 during the six months ended June 30, 2016 was primarily for an investment in office equipment.

Financing Activities

Our net cash provided by financing activities of $1,266,109 for the six months ended June 30, 2016 consisted primarily of proceeds of $1,518,000 from notes, related party notes proceeds of $50,000 and bank overdraft of $18,260, offset by repayments of insurance and equipment financing and repayments of related party notes.

2015 Period

Operating Activities

Net cash used in operating activities was $535,444 for the six months ended June 30, 2015. Cash used in operating activities for 2015 of $535,444 resulted from the net loss of $2.8 million and was offset primarily by a non-cash impairment loss of approximately $1.6M, amortization of discounts and premiums of $485,818, stock-based compensation of $98,000 and net changes in operating assets and liabilities of $80,518.

Investing Activities

Our net cash used in investing activities of $20,450 during the six months ended June 30, 2015 was primarily the result of office equipment purchases.

Financing Activities

Our net cash provided by financing activities of $476,458 during the six months ended June 30, 2015 consisted primarily of proceeds from the issuance of convertible notes payable and other short term notes for $605,965, offset by repayments of $129,507.

Liquidity

Since inception, we have funded our operations primarily through the sale of our equity (or equity linked) securities.

As of August 15, 2016, we had cash on hand of approximately $409,500. We have approximately $131,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly. More recently, on March 31, 2016, we entered into a Securities Purchase Agreement with an accredited investor for non-convertible debt financing in the gross amount of $1.8 million less a 5% original issue discount.  We closed the debt financing on April 1, 2016.  Because of the growing nature of the business, we project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1 million for the year of 2016, which may be funded through equity instruments.

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

The Company’s business model provides for revenues from projects and ongoing maintenance. As of the filing of this Form 10-Q, we had a backlog of orders aggregating $3,990,000, of which we anticipate recording revenues of $3,570,000 during the second half of 2016.

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

Management continues in its efforts to raise working capital. However, the Company cannot provide any assurance that these efforts will be successful, and/or that we will be able to raise the needed capital on commercially acceptable terms. If we are unable to raise additional capital through a capital raise or revenues, it may be necessary for us to take measures to reduce our cash burn, including foregoing revenue generating projects, personnel reduction and other measures.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such “going concern” qualification may make it more difficult for us to raise funds. In addition, any additional equity financing is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

As previously reported, on May 23, 2016, we filed a lawsuit against, Greentree Financial Group, Inc., the holder of two convertible notes. The suit alleges, amongst other things, that the officers and directors of Greentree that entered into the notes, failed to disclose legal facts with respect to their personal conduct in the past, which, had the Company known, would have made it unlikely that such transaction would have been consummated. The Company owes the principal and interest due under the notes and sought to pay principal and interest of the note which first came due, but its offer was rejected.

Further, on May 24, 2016, the Company learned through a third party that the holder had filed suit against the Company on May 12 for default on one of notes, but  not notified the Company or its attorneys, nor served either the Company or its attorneys. The Company has been served shortly thereafter. As previously disclosed, the holder of the two convertible notes issued a notice of conversion to the Company for a portion of one of the notes. The conversion notice was determined to be invalid as was a conversion notice issued on the other note during the previous quarter. A difference of opinions has arisen between the holder and the Company as to the mechanics of conversion and the Company had been in discussions to resolve those differences. The suit alleges that the Company failed to issue shares on receipt of a conversion notice and has elected to accelerate that note.

As of June 30, 2016, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information relating to securities sold by us during the three months ended June 30, 2016.

Name or Class of Investor	Date Issued	No. of Securities	Consideration
Warrant Holders (2)	April 1	2,500,000	Warrants issued with debt
Warrant Holders (2)	April 1	200,000	Warrants issued for compensation
Consultant (1)	April 1	22,727	Services for April 2016
Consultant (1)	May 1	41,667	Services for May 2016
Consultant (1)	May 13	125,000	Services for May-August 2016
Consultant (1)	June 1	50,000	Services for June 2016

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

DUOS TECHNOLOGIES GROUP, INC.
Date: August 15, 2016	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: August 15, 2016	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer