Form 10-Q
period 2016-09-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2016-11-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of November 14, 2016, Duos Technologies Group, Inc. had outstanding 66,070,698 shares of common stock, par value $0.001 per share.

SIGNATURES	32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$69,567	$140,129
Accounts receivable	726,289	452,235
Costs and estimated earnings in excess of billings on uncompleted contracts	344,430	421,116
Prepaid expenses and other current assets	137,807	165,095
Total Current Assets	1,278,093	1,178,575

Property and equipment, net	73,937	72,544

OTHER ASSETS:
Patents and trademarks, net	52,832	57,006
Total Other Assets	52,832	57,006

TOTAL ASSETS	$1,404,862	$1,308,125

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,213,902	$1,061,961
Accounts payable - related parties	36,400	30,070
Commercial insurance/office equipment financing	87,472	44,024
Notes payable - related parties	611,352	486,964
Notes payable	49,108	196,608
Convertible notes payable, including premiums	193,950	193,950
Line of credit	38,827	40,216
Payroll taxes payable	408,186	296,215
Accrued expenses	1,253,208	955,570
Billings in excess of costs and estimated earnings on uncompleted contracts	541,836	303,064
Deferred revenue	745,251	908,206
Contingent lawsuit payable	—	550,000
Total Current Liabilities	5,179,492	5,066,848

Notes payable, net of discounts	1,140,582	—

Total Liabilities	6,320,074	5,066,848

Commitments and Contingencies (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value
10,000,000 authorized, none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized
66,070,698 and 64,777,621 shares issued and issuable, and outstanding at
September 30, 2016 and December 31, 2015, respectively	66,071	64,778
Additional paid-in capital	18,062,451	17,127,675
Accumulated deficit	(23,043,734)	(20,951,176)
Total Stockholders' Deficit	(4,915,212)	(3,758,723)

Total Liabilities and Stockholders' Deficit	$1,404,862	$1,308,125

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES:
Project	$594,096	$1,366,565	$1,707,177	$2,891,198
Maintenance and technical support	618,682	665,670	1,829,595	1,852,001
IT asset management services	154,391	209,965	481,783	209,965
Total Revenues	1,367,169	2,242,200	4,018,555	4,953,164

COST OF REVENUES:
Project	303,126	653,194	821,264	1,517,578
Maintenance and technical support	262,830	255,920	727,529	693,709
IT asset management services	79,199	94,747	254,730	94,747
Total Cost of Revenues	645,155	1,003,861	1,803,523	2,306,034

GROSS PROFIT	722,014	1,238,339	2,215,032	2,647,130

OPERATING EXPENSES:
Selling and marketing expenses	62,116	64,219	227,785	208,283
Salaries, wages and contract labor	758,685	686,081	2,583,419	1,907,934
Research and development	72,288	65,831	201,668	157,328
Professional fees	59,803	108,421	229,277	233,553
General and administrative expenses	198,715	249,363	622,851	738,531
Impairment loss	—	—	—	1,578,816
Total Operating Expenses	1,151,607	1,173,915	3,865,000	4,824,445

INCOME (LOSS) FROM OPERATIONS	(429,593)	64,424	(1,649,968)	(2,177,315)

OTHER INCOME (EXPENSES):
Interest expense	(161,515)	(273,750)	(443,929)	(839,962)
Gain on settlement of accounts payable	—	—	—	3,200
Other income, net	34	2	1,340	8
Total Other Income (Expense)	(161,481)	(273,748)	(442,589)	(836,754)

NET LOSS	$(591,074)	$(209,324)	$(2,092,558)	$(3,014,069)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic	$(0.01)	$(0.00)	$(0.03)	$(0.05)
Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	66,025,986	61,831,726	65,844,312	60,288,922
Diluted	66,025,986	61,831,726	65,844,312	60,288,922

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash from operating activities:
Net loss	$(2,092,558)	$(3,014,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,262	91,372
Gain on settlement of accounts payable	—	3,200
Stock and warrants issued for services	125,036	123,775
Interest expense related to premium/debt discounts and conversion of notes payable	131,884	—
Loss on settlement of debt	—	197,123
Amortization of stock based prepaid consulting fees	418,119	17,854
Loss related to warrants exchanged for stock	630	—
Impairment loss	—	1,578,816
Changes in assets and liabilities:
Accounts receivable	(274,054)	(852,132)
Costs and estimated earnings on uncompleted contracts	76,686	(99,841)
Prepaid expenses and other current assets	108,347	(133,231)
Accounts payable	150,544	(123,693)
Accounts payable-related party	6,330	(20,663)
Payroll taxes payable	111,971	(285,175)
Accrued expenses	157,638	348,818
Contingent lawsuit liability	(550,000)	—
Billings in excess of costs and earnings on uncompleted contracts	238,772	377,905
Deferred revenue	(162,955)	(213,298)
Net cash used in operating activities	(1,518,348)	(2,003,239)

Cash flows from investing activities:
Cash acquired in acquisition	—	1,346
Purchase of patents/trademarks	(70)	(11,470)
Purchase of fixed assets	(32,411)	(107,401)
Net cash used in investing activities	(32,481)	(117,525)

Cash flows from financing activities:
Proceeds from borrowings under convertible notes and other debt	—	1,374,498
Proceeds from bank line of credit	—	40,214
Proceeds of advance payments-stock repurchase	140,000	—
Proceeds from related party notes	221,570	591,697
Repayments of related party notes	(97,182)	—
Proceeds (repayments) of insurance and equipment financing	(154,621)	43,408
Repayments of notes payable	(147,500)	—
Proceeds of notes payable	1,518,000	—
Net cash provided by financing activities	1,480,267	2,049,817

Net decrease in cash	(70,562)	(70,947)
Cash, beginning of period	140,129	85,435
Cash, end of period	$69,567	$14,488

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$125,687	$33,211
Taxes paid	$10,149	$800

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued to settle notes payable and accrued interest	$—	$2,215,959
Common stock issued for prepaid consulting services	$301,100	$—
Common stock issued to settle accounts payable	$—	$16,800
Common stock issued for accrued salary	$—	$56,482
Reclassification of put premium liability on convertible notes to paid-in capital	$—	$37,120
Increase in debt discount and paid-in capital for warrants issued with debt	$509,303	$30,722
Note issued for financing of insurance premiums	$198,089	$—
Debt discount associated with notes payable	$282,000	$—

Liabilities assumed in share exchange	$—	$1,186,234
Less: assets acquired in share exchange	—	(1,347)
Net liabilities assumed	—	1,184,887
Fair value of shares exchanged	—	393,929
Increase in intangible assets	$—	$1,578,816

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2016 are not indicative of the results that may be expected for the year ending December 31, 2016 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2016.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, duostech and TrueVue 360, Inc. All inter-company transactions and balances are eliminated in consolidation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at September 30, 2016 and December 31, 2015.

Significant Customers and Concentration of Credit Risk

The Company, by policy, routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced any write-downs in its accounts receivable balances through September 30, 2016. A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that each represents greater than 10% of total revenues for the nine months ended September 30, 2016 and 2015, and total accounts receivable at September 30, 2016 and December 31, 2015, respectively:

2016				2015
Revenue		Accounts Receivable		Revenue		Accounts Receivable
Customer A	31%	Customer A	—	Customer A	22%	Customer A	27%
Customer B	20%	Customer B	57%	Customer B	14%	Customer B	—
Customer C	16%	Customer C	14%	Customer C	—	Customer C	—
Customer D	16%	Customer D	—	Customer D	—	Customer D	—
Customer E	11%	Customer E	11%	Customer E	—	Customer E	—
Customer F	—	Customer F	—	Customer F	—	Customer F	33%
Customer G	—	Customer G	—	Customer G	21%	Customer G	—
Customer H	—	Customer H	—	Customer H	20%	Customer H	—
Customer I	—	Customer I	—	Customer I	—	Customer I	24%

Geographic Concentration

Approximately 18% of revenue is generated from customers outside of the United States.

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

SEPTEMBER 30, 2016

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At September 30, 2016, outstanding warrants to purchase an aggregate of 3,600,840 shares of common stock and 1,819,418 shares of common stock issuable upon conversion of convertible debt (principal and interest) were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

Segment Information

The Company operates in one reportable segment.

Reclassifications

Certain note amounts in the 2015 consolidated balance sheet have been reclassified within current liabilities to conform to the 2016 presentation.

Recent Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-14 Revenue from Contracts with Customers.  The ASU defers the effective date of previously issued ASU 2014-09 (the new revenue recognition standard) by one year for both public and private companies. The ASU requires public entities to apply the new revenue recognition guidance for annual reporting periods beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2017. Both public and nonpublic entities will be permitted to apply the new revenue recognition standard as of the original effective date for public entities (annual periods beginning after December 15, 2016).  The Company plans to adopt this standard for their fiscal year beginning January 1, 2018.  The Company is in the process of analyzing the impacts of this ASU, but does not believe it will have a material impact on its consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: "Compensation – Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting" which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  The Company is in the process of analyzing the impacts of this ASU, but does not believe it will have a material impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $2,092,558 for the nine months ended September 30, 2016.  During the same period, cash used in operations was $1,518,348. The working capital deficit, stockholders’ deficit and accumulated deficit as of September 30, 2016 was $3,901,399, $4,915,212 and $23,043,734, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital and become profitable. Management embarked on a business growth strategy in 2014 to engage with private companies in or related to its market space with the intention of a merger or acquisition. In April 2015, the Company completed a reverse triangular merger whereby duostech became a wholly owned subsidiary of the Company. The two companies are now integrated and the merged company continues to grow its business in all of the markets where they have previously operated. The Company was successful on April 1, 2016 in closing long-term debt financing of $1.8 million for the purposes of settling certain current debt and payables obligations. Net proceeds after placement agency fees, legal fees, due diligence expenses and direct payments from the lender to certain creditors of the Company were $837,891.  (See Note 3)

Additionally, during the reporting period, the Company’s Board of Directors approved a new class of Preferred Stock, “Series A”.  The Articles of Amendment Designating Preferences, Rights and Limitations of the Series A were filed with State on October 31, 2016.  The Series A designated 500,000 of the Company’s 10 million “blank check” preferred stock with a stated value of $10 per share, an 8% cumulative dividend payable when and if declared by the Board and a provision to convert into the Company’s common stock at $0.18 per share.  If the holder elects to convert the Series A to common stock, the cumulative dividend amount will also be converted to common stock.  The Series A is redeemable by the holder after 3 years including all unconverted stated value and accrued dividends.  For shareholders who invested in previous private placements, the Company is offering on a case by case basis, the ability to convert the existing amount invested into an equivalent amount in the Series A on the condition that they invest an equivalent additional amount in the Series A.  The company continues in discussions with certain potential investors with a view to obtaining equity financing to invest in resources to support and accelerate our growth from anticipated orders and provide additional working capital. (See Note 9)

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability. Ultimately however, the continuation of the Company as a going concern is dependent upon the ability of the Company to execute the plan described above, generate sufficient revenue and to attain profitable operations. These unaudited, consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	September 30, 2016		December 31, 2015
Payable To	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$2,211	9.75%	$21,325	9.75%
Third Party - Insurance Note 2	19,065	10.00%	11,277	9.75%
Third Party - Insurance Note 3	37,943	8.05%	—	—
Third Party - Insurance Note 4	28,253	9.24%	11,422	8.99%
Total	$87,472		$44,024

The Company entered into an agreement on December 23, 2015 with its insurance provider by executing a $21,325 note payable (Insurance Note 1) issued to purchase an insurance policy with an annual interest rate of 9.75% payable in monthly installments of principal and interest totaling $2,229 through October 23, 2016.  The note balance as of September 30, 2016 and December 31, 2015 was $2,211 and $21,325, respectively.

The Company entered into an agreement on September 15, 2015 with its insurance provider by executing an $18,823 note payable (Insurance Note 2) issued to purchase an insurance policy with an annual interest rate of 9.75% payable in monthly installments of principal and interest totaling $1,678 through July 15, 2016. The Company renewed the note payable on September 15, 2016 in the amount of $19,065 with an annual interest rate of 10% payable in monthly installments of principal and interest totaling $1,702 through June 30, 2017.  The note balance as of September 30, 2016 and December 31, 2015 was $19,065 and $11,277, and respectively.

The Company renewed an agreement on February 3, 2016 with its insurance provider by executing a $123,571 note payable (Insurance Note 3) issued to purchase an insurance policy with an annual interest rate of 8.05% payable in monthly installments of principal and interest totaling $12,818 through December 3, 2016.  At September 30, 2016 and December 31, 2015, the note payable balance was $37,943 and zero, respectively.

The Company renewed an agreement on April 1, 2016 with its insurance provider by executing a $65,000 note payable (Insurance Note 4) issued to purchase an insurance policy with an annual interest rate of 9.24% payable in monthly installments of principal and interest totaling $5,782 through February 1, 2017.  At September 30, 2016 and December 31, 2015, the note payable balance was $28,253 and $11,422, respectively, with the $11,422 balance relating to the April 1, 2015 note with the same provider with an annual interest rate of 8.99%.

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of:

	September 30, 2016		December 31, 2015
Payable To	Principal	Interest*	Principal	Interest*

Related party	$65,000	.75%	$65,000	.75%
Related party	13,369	.67%	17,651	.67%
Related party	16,808	—	33,615	—
Related party	56,500	.67%	36,500	.67%
Related party	7,670	—	21,170	—
Related party	8,431	.67%	11,131	.67%
CFO	31,973	.67%	7,841	—
Related party	241,346	.50%	294,056	.50%
CEO	58,610	.67%	—	—
Related party	111,645	.67%	—	—
Total	$611,352		$486,964

* effective interest rate per month including default penalties

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

On May 28, 2008, a shareholder who is indirectly invested in the Company with the Chief Executive Officer (CEO) through another entity, loaned the Company the principal amount of $65,000 accruing interest at .75% per month. There was an accrued interest balance of $47,768 and $43,381 as of September 30, 2016 and December 31, 2015, respectively. The note was repayable on or before September 15, 2008 although no demand for repayment has been received from the holder. There is no formal written agreement and the terms are documented on a letter from a former Chief Financial Officer (CFO) of the Company. The terms contain no default clauses and as of the time of this report, no demand for repayment has been made or expected. The Company intends to either negotiate a conversion of the outstanding amount to common stock or to repay the loan when sufficient working capital permits such action.

Upon the consummation of the merger on April 1, 2015, the Company assumed an Original Issue Discount (OID) promissory note with a remaining principal balance of $15,000 accruing interest at 1.5% per month. On November 30, 2015, there was an outstanding principal balance of $15,000 and an accrued interest balance of $2,651 in which the promissory note was restructured into a note due on or before December 15, 2016 for a total of $17,651 principal balance, accruing interest at .67% per month and monthly payments of $1,535 commencing January 15, 2016.  As of September 30, 2016, the outstanding balance was $13,369.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes due to an entity which had previously extended credit on a revolving basis for working capital. The total principal balance was $212,693 at the time of the merger and carried total interest and extension fees of 2.5% per month. On September 30, 2015, the note and accrued interest for a total of $275,660 was exchanged for 1,002,401 common shares. The Company recorded a loss on settlement in the amount of $115,139. The same lender had extended further credit to the Company’s subsidiary, TrueVue360, Inc., which on September 30, 2015 had a principal balance of $28,040 and accrued interest balance of $9,777 totaling $37,817. The note can be extended each time for an additional 30 days’ subject to payment of a 1% extension fee in addition to the 1.5% interest cost which can be accrued. The Company agreed to convert this note to an 18-month term loan with 0% interest and monthly payments of $2,100 starting November 1, 2015. The Company also issued 501,201 5-year warrants with an exercise price of $0.28 as consideration for the conversion of the larger note and the zero interest feature of the extended payment plan.  As of September 30, 2016, the outstanding balance was $16,808.

On December 12, 2013, the wife of the CEO loaned the Company the sum of $10,000 at a monthly percentage rate of .67%. On January 29, 2015, March 3, 2015 and September 30, 2015 the wife of the CEO loaned the Company an additional $12,000, $5,000 and $9,500, respectively.  On January 24, 2016, an additional $20,000 was loaned to the Company. The total principal due at September 30, 2016 and December 31, 2015 was $56,500 and $36,500, respectively.  There was an accrued interest balance of $6,344 and $3,052 as of September 30, 2016 and December 31, 2015, respectively.  The note is repayable on demand of the holder. As of the time of this report, no such demand has been made.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $30,378 due to the former CEO of the Company. These amounts are non-interest bearing and are due on demand. The Company pays these loans as sufficient funds become available.  At September 30, 2016, the loan had an outstanding balance of $7,670.

Upon the consummation of the merger on April 1, 2015, the Company assumed an OID promissory note with a remaining principal and accrued interest balance of $10,593. During the third quarter of 2015, interest payments of $1,500 were paid. At November 30, 2015, the principal balance of the note was $10,000, and an accrued interest balance of $1,131 at a rate of 2.5% per month was restructured into a note due on or before December 15, 2016 for a total of $11,131 principal balance, accruing interest at .67% per month and monthly payments of $968 commencing January 15, 2016.  At September, 2016, the outstanding note balance was $8,431.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes with a total principal balance of $8,783 due to the Company’s CFO. During the second quarter of 2015, the CFO loaned the Company an additional $365 and the Company made payments to the CFO during the same period in the amount of $1,307. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. On January 28, 2016, the CFO loaned the Company $30,000, accruing interest at .67% per month and is repayable by the Company when sufficient funds are available.  At September, 2016, the outstanding loan balance was $31,973.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

On April 8, 2015, the Company received a $310,000 loan from a related party principal shareholder. The note accrues interest at the rate of 6% per annum and was repayable on or before October 31, 2015. There was accrued interest balance of $8,616 as of September 30, 2015. The Company and shareholder replaced the note with a promissory new note in the face amount of $320,166, which includes principal and accrued interest through October 31, 2015. Repayment has been fixed at eleven monthly payments of $27,750 plus one final payment of $27,006.63 (including interest of 6%) beginning on or before December 31, 2015. As of September 30, 2016, the Company is seven payments in arrears and the outstanding balance was $241,346.

On July 19, 2016, the Company received a $60,000 loan less fees of $75 for a related party loan with proceeds of $59,925 from the Company’s CEO.  The promissory note carries an annual interest rate of 7.99% with a monthly installment payment of $1,052 through July 19, 2022.   As of September 30, 2016, the outstanding balance was $58,610.

On August 11, 2016, the Company received an $111,645 loan from a related party principal shareholder.  The note accrues interest at the rate of 8% per annum and is repayable on or before February 11, 2017.  As of September 30, 2016, the outstanding balance was $111,645.

Notes Payable

	September 30, 2016		December 31, 2015
Payable To	Principal	Interest*	Principal	Interest*

Shareholder	$19,108	—	$19,108	—
Shareholder	—	—	125,000	.67%
Vendor	30,000	—	52,500	—
Total	$49,108		$196,608

* effective interest rate per month including default penalties

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $19,108 due to an unrelated party investor and shareholder of the Company. The $19,108 is non-interest bearing and currently due, although the note holder has not made any demand for payment at this time. At the end of the reporting period, the holder, who is also a shareholder, authorized the Company to convert the outstanding amount and an equivalent amount of common stock received from a previous investment into the Series A Convertible Preferred shares described elsewhere in this report.

Upon the consummation of the merger on April 1, 2015, the Company assumed a non-interest bearing OID promissory note due to an unrelated party stockholder, subject to a forbearance agreement and due July 14, 2015. A 25% penalty is due if the balance is not paid by the due date. Furthermore, 5% of all factor payments to the Company are to be used to pay down the note. The note is secured by certain of the Company’s intellectual property. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the stockholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. On September 21, 2015, the shareholder agreed to convert $81,250 of the $165,000 outstanding note to 506,421 shares of the Company’s common stock and the addition of the 25% penalty as stated above in the amount of $41,250, with a new note balance of $125,000, 15-month term and 8% interest. The Company recorded a loss on conversion in the amount of $55,484.  The note was repaid on April 1, 2016 including the accrued interest of $7,078. At September 30, 2016 and December 31, 2015, the accrued interest was zero and $4,578, respectively.

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and, pursuant thereto, took a charge in the third quarter of 2015 for the settlement amount of $60,000.  At September 30, 2016 and December 31, 2015, the outstanding balance was $30,000 and $52,500, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Convertible Notes, Including Premiums

	September 30, 2016			December 31, 2015
Payable To	Principal	Premium	Principal, Including Premium	Principal	Premium	Principal, Including Premium
Vendor	$50,000	$50,000	$100,000	$50,000	$50,000	$100,000
Vendor	46,975	46,975	93,950	46,975	46,975	93,950
Total	$96,975	$96,975	$193,950	$96,975	$96,975	$193,950

Upon the consummation of the merger on April 1, 2015, the Company assumed a convertible promissory note of $50,000 due to a vendor of the Company which included a premium of $50,000 relating to its treatment as stock settled debt under ASC 480. The $50,000 convertible note accrues interest at 1% per month and is convertible into the Company’s common stock at a 50% discount to the average closing bid prices for the company’s common stock for the five days immediately preceding the conversion date.  An interest payment was made on January 11, 2016 in the amount of $3,230. The outstanding note balance at September 30, 2016 and December 31, 2015 was $50,000 and $50,000, respectively and accrued interest on September 30, 2016 and December 31, 2015 was $6,011 and $4,723, respectively. As previously disclosed, on May 23, 2016, the Company filed a lawsuit against, the holder of this note and another convertible note described below. The Company owes the principal and interest due under the notes and has sought to pay principal and interest of the note which first came due but its offer was rejected. As of the date of this report, the lawsuit remains unresolved. (see Notes 5 and 9)

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $44,325 bearing interest at 1.5% per month. The note holder gave 30-day notice to the Company on May 1, 2015 for the note to be repaid in full plus any interest due. On June 30, 2015, an Addendum to Promissory Note was executed providing that the payment of $46,975, $44,325 plus accrued interest of $2,650, in connection with the Debt Purchase Agreement represents the total settlement of the Note. Also, on June 30, 2015 a current shareholder and services provider agreed to assume the new $46,975 note with the existing terms and conditions and an addendum was signed for the assumption and making the note convertible into the Company’s common stock at a 50% discount to the average price of the Company’s common stock for the five trading days preceding conversion and the new Note is non-interest bearing. The addendum was treated as a debt extinguishment. The Company recorded a premium of $46,975 since the note was convertible at a fixed rate to a fixed monetary amount equal to $93,950 pursuant to ASC 480. On September 30, 2016 and December 31, 2015, the outstanding balance on the note was $93,950 which includes the $46,975 premium and there was accrued interest on September 30, 2016 and December 31, 2015 of $10,568 and $4,228, respectively. During the previous quarter, the new holder attempted a conversion into stock of a portion of the note. The Company determined that the conversion notice was invalid in several respects and rejected the conversion. As previously disclosed, on May 23, 2016, the Company filed a lawsuit against, the holder of this note and another convertible note described above. The Company owes the principal and interest due under the notes and has sought to pay principal and interest of the note which first came due but its offer was rejected. As of the date of this report, the lawsuit remains unresolved. (see Notes 5 and 9).

Note Payable – Third Party

	September 30, 2016		December 31, 2015
Payable To	Principal	Interest	Principal	Interest

Note payable	$1,800,000	14% + 2%	$—	—
Less unamortized discounts	659,418		—
Note payable, net	$1,140,582		$—

On March 31, 2016, the Company entered into a Securities Purchase Agreement with an institutional investor, which, together with the transaction documents referenced therein, provides for the terms in the following paragraph. The Company closed the Offering on April 1, 2016.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The offering amount was $1,800,000 less a 5% original issue discount. The note is a senior debt obligation secured by substantially all assets of the Company and shares of all current and future subsidiaries as well as being guaranteed by each subsidiary but is not convertible into the Company’s stock. The senior secured note also contains certain default provisions and is subject to standard covenants such as restrictions on issuing new debt. In conjunction with the note, the Company issued a warrant exercisable for 2.5 million shares of common stock exercisable for five years at an exercise price of $0.35 per share. The warrants also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions as well as a potential adjustment to the exercise price based on certain events. The relative fair value of the warrants of $466,031 was recorded as a debt discount and is being amortized to interest expense over the term of the debt. The note will mature three years from the closing date and will accrue interest at the rate of 14% per annum, payable monthly. The note will accrue additional interest at the rate of 2% per annum, compounding monthly, payable annually in arrears. The Company may choose to begin amortizing the principal at any time subject to prepayment premiums. Also, the Company agreed to an amended placement agent’s fee with respect to the placement of such loan which differed from the original terms agreed with the Placement Agent as that agreement had expired (see Note 5, Placement Agency Agreement). The amendment included (a) postponement of payment of the cash fee of $5,000 to 15 days of execution of the term sheet, (b) the closing fee was fixed to $137,000 (based on a $1.8 million debt funding) and three-year warrants for 200,000 shares at an exercise price of $0.40 per share and valued at their fair value of $43,272.  Other closing expenses totaled $40,000 plus another $10,000 of legal fees previously paid.  Total cash issue costs of $192,000, the original issue discount of $90,000, the warrant relative fair value of $466,031 and warrant fair value of $43,272 were recorded as debt discounts to be amortized over the three-year term of the debt.  Net proceeds were $1,518,000 after all issue costs.  Additionally, at closing, certain previously recorded obligations of the Company totaling $690,110, as discussed below, were paid directly from the lender reducing the actual proceeds to the Company.

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

NOTE 4 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon the closing of the merger on April 1, 2015. The line of credit provided for borrowings up to $40,000, but is now closed to future borrowing. The outstanding balance under the facility as of September 30, 2016 and December 31, 2015 was $38,827 and $40,216, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is 10%.  The former CEO of the Company personally guaranteed the repayment of the outstanding amount.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

On May 13, 2016, the Company entered into an agreement with a consultant in the business of providing services for management consulting, business advisory, shareholder information and public relations for a period of three months.  During the Term of this Agreement, the Company will pay to the Consultant the sum of $3,000 per month.  The Company may accrue monthly fees without payment to the consultant until the company closes a qualified financing other than the first month’s retainer. Upon signing, the Company issued to the Consultant 125,000 shares of the Company’s restricted common stock for a total purchase price of $100 and recorded $27,400 as a prepaid asset to be amortized over the three-month term.  The Company amortized $27,400 to expense as of September 30, 2016. As of August 14, 2016, the agreement had expired and was not renewed in writing by the parties as called for in the agreement.  The Company continues to work with the Principal on certain potential funding arrangements that were started (but not consummated) during the period in which the contract was in effect.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

On September 1, 2016, the Company entered into an agreement with a registered investment broker, for the purposes of securing interim and long-term funding for the Company.  During the ninety-day term of this agreement, the Company will pay to the broker the sum of $50,000, certain travel expenses, plus 7% cash fee of the aggregate principle amount raised on a qualified financing. The Company has paid an initial amount of $6,500 to the broker and the broker has sent materials to qualified investors. As of the date of this report, the Company had not received any term sheets.

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

A contingent lawsuit payable of $550,000 was reflected at March 31, 2016 and December 31, 2015 in the Company’s consolidated financial statements.  On April 1, 2016, CW has released the Company, duostech and affiliates from any action that could have been brought in the suit.

On April 27, 2016, the holder of two convertible notes issued a notice of conversion to the Company for a portion of one of the notes. The conversion notice was determined to be invalid as was a previous conversion notice issued on the other note during the quarter. A difference of opinion has arisen between the holder and the Company as to the mechanics of conversion and the Company had been in discussions to resolve those differences. On May 23, 2016, we filed a lawsuit against the holder. The suit alleges, amongst other things, that the officers and directors of Greentree that entered into the notes, failed to disclose legal facts with respect to their personal conduct in the past, which, had the Company known, would have made it unlikely that such transaction would have been consummated. The Company owes the principal and interest due under the notes and sought to pay principal and interest of the note which first came due, but the offer was rejected. On May 24, 2016, the Company learned through a third party that the holder had filed suit against the Company on May 12, 2016 for default on one of notes, but had not notified the Company or its attorneys, nor served either the Company or its attorneys. The Company was served shortly thereafter.  (See Note 9)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Delinquent Payroll Taxes Payable

As reported previously, the Company has a delinquent payroll tax payable at September 30, 2016 and December 31, 2015 in the amount of $94,470 and $244,470, respectively. The delinquent portion is included in the payroll taxes payable balance of $408,186 and $296,215, respectively, as shown on the Company’s consolidated balance sheet. The IRS has accepted the Company’s offer of a monthly installment agreement in the amount of $25,000 commencing March 28, 2016.  The monthly installment payments paid as of September 30, 2016 totals $150,000.  (See Note 9)

NOTE 6 – RELATED PARTIES

Notes, Loans and Accounts Payable

As of September 30, 2016 and December 31, 2015, there were various notes and loans payable to related parties totaling $611,352 and $486,964, respectively, with related unpaid interest of $67,563 and $50,873 respectively (see Note 3). The Company also has accounts payable-related parties due to officers for expense reimbursement and due to an affiliate for services in the total amount of $36,400 and $30,070 at September 30, 2016 and December 31, 2015, respectively.

Administrative Services Agreement

On December 1, 2002, the Company and the former parent entered into an Administrative Services Agreement whereby the former parent agreed to provide administrative and support services including but not limited to, (a) rent and general infrastructure, (b) human resource management services, and (c) accounting and financial services and other miscellaneous services. The monthly fee was subject to adjustments in accordance with the actual services rendered. There were no fees incurred with the former parent for the year ending December 31, 2015 and we will not incur any additional fees going forward. At September 30, 2016 and December 31, 2015, $11,788 and $5,173, respectively, was due to the former parent under this agreement and is included in Accounts payable - related parties as disclosed above.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common stock issued for services and settlements

On January 6, 2016, the Company entered into an agreement with an investment banker to provide general financial advisory and investment banking services. Services included, but not limited to in the agreement are to provide a valuation analysis of the Company, assist management and advise the Company with respect to its strategic planning process and business plans including an analysis of markets, positioning, financial models, organizational structure, potential strategic alliances, capital requirements, potential national listing and working closely with the Company’s management team to develop a set of long and short-term goals with special focus on enhancing corporate and shareholder value. The Agreement is for an initial term of six months. The Company shall pay a non-refundable fee accruing at the rate of $10,000 per month, for the term of the agreement. These advisory fee payments will be accrued and deferred for payment until the earlier of 1) closing of the financing described in the agreement, 2) a closing of interim funding at which point fifty percent (50%) of the outstanding monthly advisory fee will be payable on the last day of the month following closing of the interim financing or 3) the termination of the agreement. The Company has issued to the investment banker 912,000 vested shares of the Company’s common stock as of the execution date of this agreement.  In addition, the Company has issued warrants for the purchase of 302,000 shares of the Company’s common stock. The warrants have a 5-year term and an exercise price of $0.30.  As of September 30, 2016, the Company has accrued $60,000 which is unpaid and is recorded in accrued expenses on the Company’s consolidated balance sheet.

On January 22, 2016, Warrant Holders were granted 2,100 shares of common stock in exchange for existing 5,250 warrants resulting in a loss on settlement of $630 charged to operations.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

The Company issued 253,977 shares of common stock for consulting services rendered valued at the quoted trading price on the respective grant date resulting in consulting expense of $35,000 in the nine months ended September 30, 2016.

In May 2016, the Company issued 125,000 shares of common stock for consulting services valued at the quoted trading price on the respective grant date resulting in prepaid consulting expense of $27,400 to be amortized over the three-month agreement term.

In August 2016, the Company’s Board of Directors approved a new class of Preferred Stock, “Series A”.  The Articles of Amendment Designating Preferences, Rights and Limitations of the Series A were filed with State on October 31, 2016.  The Series A authorized 500,000 of the Company’s 10 million “blank check” preferred stock with a stated value of $10 per share, an 8% cumulative dividend payable when and if declared by the Board and a provision to convert into the Company’s common stock at $0.18 per share.  If the holder elects to convert the Series A to common stock, the cumulative dividend amount will also be converted to common stock.  The Series A is redeemable by the holder after 3 years including all unconverted stated value and accrued dividends.  For shareholders who invested in previous private placements, the Company is offering on a case by case basis, the ability to convert the existing amount invested into an equivalent amount in the Series A on the condition that they invest an equivalent additional amount in the Series A.  As of September 30, 2016, several of the company’s shareholders had expressed interest in participating and the Company has received prepayments in the amount of $140,000 which have been recorded as accrued expenses, a current liability, as of September 30, 2016.  (See Note 9)

NOTE 8 – COMMON STOCK PURCHASE WARRANTS

Warrants

The following is a summary of activity for warrants to purchase common stock for the nine months ended September 30, 2016:

	September 30, 2016
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at the beginning of the year	609,340	$.54	4.25
Warrants expired	(5,250)	6.67
Warrants issued with debt or debt modifications	3,002,000	.35	4.35
Warrants exchanged for common stock	(5,250)	6.67
Outstanding at end of period	3,600,840	.36	4.25
Exercisable at end of period	3,600,840	$.36	4.25

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

SEPTEMBER 30, 2016

(Unaudited)

During the second quarter of 2016, 2,700,000 warrants were issued with the Securities Purchase Agreement and the amended Placement Agent Agreement.  During the same period, 3,750 warrants expired.

NOTE 9 – SUBSEQUENT EVENTS

On October 11, 2016, the Company received an $8,000 prepayment from a shareholder to invest into Series A Convertible Preferred Shares pending filing of the Articles of Amendment with the state of Florida.  This is in addition to $140,000 received during the reporting period for a total of $148,000.  In accordance with the articles, the Company will repurchase an equivalent dollar amount of shares from the investor such that the aggregate proceeds from the Series A will be $296,000 or 29,600 Preferred Shares as discussed in Note 7.  The Company will record Temporary Equity in the amount of $296,000 as the transactions are finalized. The Common Stock repurchased will be held on the Company’s balance sheet.

As of October 28, 2016, the Company was current with the $25,000 monthly installment plan with the IRS.  (See Note 5)

On October 31, 2016, the Company filed Articles of Amendment Designating Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the state of Florida.  (See Note 2)

On November 4, 2016, the Company was notified by its attorneys that motions were granted against the Company in a legal matter previously disclosed concerning Greentree Financial.  The motions were “without prejudice” and the Company intends to amend both our affirmative defenses and counterclaim to set forth additional information which we intend to submit to the court by November 21, 2016.  The Company continues to seek ways to settle the matter in order to avoid protracted litigation.  (See Note 5)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison for the Three months ended September 30, 2016 compared to Three months ended September 30, 2015

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	September 30,
	2016	2015	Change
REVENUES:
Project	$594,096	$1,366,565	$(772,469)
Maintenance and technical support	618,682	665,670	(46,988)
IT asset management services	154,391	209,965	(55,574)
Total Revenues	1,367,169	2,242,200	(875,031)

COST OF REVENUES:
Project	303,126	653,194	(350,068)
Maintenance and technical support	262,830	255,920	6,910
IT asset management services	79,199	94,747	(15,548)
Total Cost of Revenues	645,155	1,003,861	(358,706)

GROSS PROFIT	722,014	1,238,339	(516,325)

OPERATING EXPENSES:
Selling and marketing expenses	62,116	64,219	(2,103)
Salaries, wages and contract labor	758,685	686,081	72,604
Research and development	72,288	65,831	6,457
Professional fees	59,803	108,421	(48,618)
General and administrative expenses	198,715	249,363	(50,648)
Impairment loss	—	—	—
Total Operating Expenses	1,151,607	1,173,915	(22,308)

INCOME (LOSS) FROM OPERATIONS	(429,593)	64,424	(494,017)

OTHER INCOME (EXPENSES):
Interest expense	(161,515)	(273,750)	112,235
Gain on settlement of accounts payable	—	—
Other income, net	34	2	32
Total Other Income (Expense)	(161,481)	(273,748)	112,267

Loss before income taxes	(591,074)	(209,324)	(381,750)
Income tax	—	—	—

NET LOSS	(591,074)	(209,324)	(381,750)

Preferred stock dividends	—	—	—

Net loss applicable to common stock	$(591,074)	$(209,324)	$(381,750)

Revenues

Revenues were $1,367,169 and $2,242,200 for the three months ended September 30, 2016 and 2015, respectively. The decrease in revenue for 2016 of $875,031 is attributable to a combination of (a) decreased project activity during the quarter amounting to $772,469 (b) decreased activity in maintenance and technical service of $46,988 and (c) decreased activity in IT asset management services of $55,574. The decrease in revenue was mainly caused by the delays in implementation of some projects by the customers and IT asset management services which were anticipated to start during the quarter ended September 30, 2016.  The decrease in maintenance and service was anticipated and budgeted.

Cost of Revenues

Costs of revenues were $645,155 and $1,003,861 for the three months ended September 30, 2016 and 2015, respectively. The decrease in 2016 cost of revenues partially reflects the proportional decrease in project revenue as well as a decrease in IT asset management services with an offset of a small increase in maintenance and technical support expenses.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 and 2015 were $1,151,607 and $1,173,915, respectively.  The decrease in administration and general expense of $50,648 in the 2016 period is mainly due to IRS late fees assessed in the same three-month period in 2015.  The increase in salaries, wages and contract labor of $72,604 is attributable to expansion of the employee base in anticipation of new projects starting later in the fiscal year.  There was also an increase in consulting fees related to new consulting agreements to assist us with our business plan for growth. The decrease in professional fees of $48,618 is mainly due to reduced legal costs compared to the equivalent quarter in 2015 which still was impacted with fees related to the merger and related filings. There was a minor decrease in selling and marketing expense of $2,103.  The increase in research and development of $6,457 is largely due to additional investment in resources.

Income/Loss from Operations

The income/loss from operations for the three months ended September 30, 2016 and 2015 was a loss of $429,593 and income of $64,424, respectively. The overall increase of loss from operations from the 2015 to 2016 for the same three-month period is due to the decrease in revenue and additional headcount hired earlier in the year in anticipation of additional revenue growth for 2017 and beyond.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended September 30, 2016 and 2015 was $161,515 and $273,750, respectively. The decrease in interest expense of $112,235 is primarily due to debt discount amortizations recorded as interest expense in 2015.

Net Loss

Net loss for the three-month period ended September 30, 2016 and 2015 was $591,074 and $209,324, respectively. The net loss increase of $381,750 was mainly due to the decrease in overall revenue and additional headcount as noted previously.  Net loss per common share was $0.01 and $0.00 for the three-month period ended September 30, 2016 and 2015, respectively. Weighted average common shares outstanding for the three-month period ended September 30, 2016 and 2015 were 66,025,986 shares and 61,831,726 shares, respectively.

Comparison for the Nine months ended September 30, 2016 compared to Nine months ended September 30, 2015

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended
	September 30,
	2016	2015	Change
REVENUES:
Project	$1,707,177	$2,891,198	$(1,184,021)
Maintenance and technical support	1,829,595	1,852,001	(22,406)
IT asset management services	481,783	209,965	271,818
Total Revenues	4,018,555	4,953,164	(934,609)

COST OF REVENUES:
Project	821,264	1,517,578	(696,314)
Maintenance and technical support	727,529	693,709	33,820
IT asset management services	254,730	94,747	159,983
Total Cost of Revenues	1,803,523	2,306,034	(502,511)

GROSS PROFIT	2,215,032	2,647,130	(432,099)

OPERATING EXPENSES:
Selling and marketing expenses	227,785	208,283	19,502
Salaries, wages and contract labor	2,583,419	1,907,934	675,485
Research and development	201,668	157,328	44,340
Professional fees	229,277	233,553	(4,276)
General and administrative expenses	622,851	738,531	(115,680)
Impairment loss	—	1,578,816	(1,578,816)
Total Operating Expenses	3,865,000	4,824,445	(959,445)

LOSS FROM OPERATIONS	(1,649,969)	(2,177,315)	527,347

OTHER INCOME (EXPENSES):
Interest expense	(443,929)	(839,962)	396,033
Gain on settlement of accounts payable	—	3,200	(3,200)
Other income, net	1,340	8	1,332
Total Other Income (Expense)	(442,589)	(836,754)	394,165

Loss before income taxes	(2,092,558)	(3,014,069)	921,512
Income tax	—	—	—

NET LOSS	(2,092,558)	(3,014,069)	921,512

Preferred stock dividends	—	—	—

Net loss applicable to common stock	$(2,092,558)	$(3,014,069)	$921,512

Revenues

Revenues were $4,018,555 and $4,953,164 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in revenue for 2016 of $934,609 is due to a combination of (a) decreased project activity for the nine-month period amounting to $1,184,021 (b) the decrease in revenue in maintenance and technical service of $22,406 and (c) offset with the increase of revenue from IT asset management services of $271,818. The decrease in project revenue was mainly caused by the delay of two projects which were anticipated to start during the quarter ended September 30, 2016.

Cost of Revenues

Costs of revenues were $1,803,523 and $2,306,034 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in 2016 cost of revenues mostly reflects the proportional decrease in project revenue.  The addition from the IT asset management services revenue added cost of revenues for that business.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016 and 2015 were $3,865,000 and $4,824,445, respectively. The overall impact in the operating expenses decreasing in the 2016 period from the impairment charge of $1,578,816 recorded due to the merger in the same period of 2015.  The decrease in administration and general expense of $115,680 in the 2016 period is mainly due to expenses related to the corporate acquisition prospect we pursued in the 2015 period (which was subsequently cancelled) and with an offset as operating as a public entity and in connection with the merger completed in April 2015. The increase in salaries, wages and contract labor of $675,485 is attributable to expansion of the employee base in anticipation of new projects starting later in the fiscal year.  There was also an increase in consulting fees related to new consulting agreements to assist the company with its business plan for growth.

The decrease in professional fees of $4,276 is mainly due to less legal costs. There was an increase in selling and marketing expense of $19,502 that is attributed to increase in staff and travel expenses in anticipation of additional revenue growth.  The increase in research and development of $44,340 is largely due to additional investment in resources.

Income/Loss from Operations

The loss from operations for the nine months ended September 30, 2016 and 2015 was $1,649,969 and $2,177,315, respectively. The overall decrease from the 2015 to 2016 period is due to the impairment charge of $1,578,816 in 2015 and lower cost of revenue in 2016.

Other Income (Expense)

Interest Expense

Interest expense for the nine months ended September 30, 2016 and 2015 was $443,929 and $839,962, respectively. The decrease is primarily due to less debt discount amortizations recorded as interest expense in 2016 over the same period of 2015.

Net Loss

Net loss for the nine-month period ended September 30, 2016 and 2015 was $2,092,558 and $3,014,069, respectively. The net loss decrease of $921,511 was mainly due to the impairment charge of $1,578,816 in 2015 along with increased expenses in salaries and consulting and increase in interest expense with an offset of a decrease of general and administrative. Net loss per common share was $0.03 and $0.05 for the nine-month period ended September 30, 2016 and 2015, respectively. Weighted average common shares outstanding for the nine-month period ended September 30, 2016 and 2015 were 65,844,312 shares and 60,288,922 shares, respectively.

Capital Resources

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(1,518,348)	$(2,003,239)
Net cash used in investing activities	$(32,481)	$(117,525)
Net cash provided by financing activities	$1,480,267	$2,049,817

2016 Period

Operating Activities

Net cash used in operating activities was $1,518,348 for the nine months ended September 30, 2016, compared to net cash used in operating activities of $2,003,239 for the corresponding period in 2015. For the 2016 period, cash used in operating activities of $1,518,348 resulted from a net loss of $2,092,558 offset primarily by non-cash charges for stock and warrants being issued for payment of services of $125,036, amortization of prepaid consulting services of $418,119, depreciation and amortization of $35,262, interest expense related to premium/debt discounts and conversion of notes payable of $131,884 and a net negative change in assets and liabilities of $136,721.

Investing Activities

Net cash used in investing activities of $32,481 during the nine months ended September 30, 2016 was primarily for an investment in office equipment.

Financing Activities

Our net cash provided by financing activities of $1,480,267 for the nine months ended September 30, 2016 consisted primarily of proceeds of $1,518,000 from notes, related party notes proceeds of $221,570 and advanced payments from stock repurchase proceeds of $140,000, offset by repayments of insurance and equipment financing, repayments of related party notes and notes payable of $399,303.

2015 Period

Operating Activities

Net cash used in operating activities was $2,003,239 for the nine months ended September 30, 2015. Cash used in operating activities for 2015 of $2,003,239 resulted from the net loss of $3,014,069 but was offset primarily by a non-cash impairment loss of $1,578,816, amortization of stock based prepaid consulting fees of $17,854, depreciation and amortization of $91,372, stock and warrants issued for services of $123,775, loss on settlement of debt of $197,123, amortization of stock based prepaid consulting fees of $17,854, gain on settlement of accounts payable of $3,200 and net negative change in assets and liabilities of $1,001,310.

Investing Activities

Our net cash used in investing activities of $117,525 during the nine months ended September 30, 2015 was primarily the result of office equipment purchases.

Financing Activities

Our net cash provided by financing activities of $2,049,817 during the nine months ended September 30, 2015 consisted primarily of proceeds from the issuance of convertible notes payable and other debt of $1,374,498, bank line of credit of $40,214, related party notes proceeds of $591,697 and insurance and equipment financing proceeds of $43,408.

Liquidity

Since inception, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities.

As of November 11, 2016, we had cash on hand of approximately $47,000. We have approximately $131,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly. More recently, on March 31, 2016, we entered into a Securities Purchase Agreement with an accredited investor for non-convertible debt financing in the gross amount of $1.8 million less a 5% original issue discount.  We closed the debt financing on April 1, 2016.  Because of the growing nature of the business, we project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1 million for the year of 2016, which may be funded through equity instruments.

Overall, we have funded our cash needs from inception with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition, however, the recent debt transaction has lessened the overall risk in this regard. Our current level of operations require additional capital of at least $500,000. Modifications to our business plans may also require additional capital for us to operate. For example, if we have an opportunity for an accretive acquisition, it would likely require additional capital above our current need. Conversely, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Company’s business model provides for revenues from projects and ongoing maintenance. As of the filing of this Form 10-Q, we had a backlog of orders aggregating $3,346,372 of which we anticipate recording revenues of $2,300,000 during the fourth quarter of 2016.

We believe that our current cash resources combined with ongoing recurring revenues will allow continuing operations through the end of the fiscal year.  However, there are factors that can impact our ability to continue to fund our operating needs through December 31, 2016, including

●	Our ability to execute backlog of at least $2.3 million during the fourth quarter of 2016;

●	Our ability to further expand sales volume with limited resources;

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our ability and that of our contract manufacturers to maintain manufacturing costs and delivery times as expected; and

●	Our continued need to maintain or reduce our cost structure while simultaneously expanding our business, enhancing our technical capabilities and pursing new business opportunities.

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

Each element is accounted for separately when each element has value to the customer on a standalone basis and there is Company specific objective evidence of selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price of the items when sold separately. Once the selling price is allocated, the revenue for each element is recognized using the applicable criteria under GAAP as discussed above for elements sold in non-multiple element arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting. The Company sells its various services and software and hardware products at established prices on a standalone basis which provides Company specific objective evidence of selling price for purposes of multiple element relative selling price allocation. The Company only sells maintenance services or spare parts based on its established rates after it has completed a system integration project for a customer. The customer is not required to purchase maintenance services. All elements in multiple element arrangements with Company customers qualify as separate units of account for revenue recognition purposes.

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

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Further, on May 24, 2016, the Company learned through a third party that the holder had filed suit against the Company on May 12 for default on one of notes, but not notified the Company or its attorneys, nor served either the Company or its attorneys. The Company has been served shortly thereafter. As previously disclosed, the holder of the two convertible notes issued a notice of conversion to the Company for a portion of one of the notes. The conversion notice was determined to be invalid as was a conversion notice issued on the other note during the previous quarter. A difference of opinions has arisen between the holder and the Company as to the mechanics of conversion and the Company had been in discussions to resolve those differences. The suit alleges that the Company failed to issue shares on receipt of a conversion notice and has elected to accelerate that note. A hearing on the two lawsuits was scheduled for October 26, 2016 (see Note 9, Subsequent Events)

As of September 30, 2016, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information relating to securities sold by us during the three months ended September 30, 2016.

Name or Class of Investor	Date Issued	No. of Securities	Consideration
Consultant (1)	July 1	33,333	Services for July 2016
Consultant (1)	August 1	31,250	Services for August 2016
Consultant (1)	September 1	50,000	Services for September 2016

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Filed or
Exhibit		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

4.1	Senior Secured Note, dated April 1, 2016, issued by Duos Technologies Group, Inc.	8-K	April 6, 2016	Exhibit 4.1

10.1	Securities Purchase Agreement, dated March 31, 2016, by and between Duos Technologies Group, Inc. and the Schedule of Buyers attached thereto	8-K	April 6, 2016	Exhibit 10-1

10-2

Security and Pledge Agreement, dated April 1, 2016, by and among Duos Technologies Group, Inc., each of the Company’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent)

		8-K	April 6, 2016	Exhibit 10-2

10-3	Guaranty, dated April 1, 2016, by and among each of Duos Technologies Group, Inc.’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent)	8-K	April 6, 2016	Exhibit 10-3

10-4	Warrant, dated April 1, 2016, issued by Duos Technologies Group, Inc.	8-K	April 6, 2016	Exhibit 10-4

31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Filed
101.INS	XBRL Instance Document				**
101.SCH	XBRL Taxonomy Extension Schema Document				**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				**

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

DUOS TECHNOLOGIES GROUP, INC.
Date: November 14, 2016	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer