Form 10-Q/A
period 2016-03-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2016-12-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Original Filing”) of Duos Technologies Group, Inc. (the Company”) is being filed solely for the purpose of amending and restating in its entirety Part I, Item 4 (Controls and Procedures) to change the conclusions regarding the Company’s disclosure controls and procedures as of March 31, 2016. In the Original Filing, the Company erroneously reported that its controls and procedures were not effective as of March 31, 2016 due to a material weakness noted in the Original Filing. In fact, the Company’s control and procedures were effective as of March 31, 2016. The Amendment No.1 corrects the disclosure to Part I, Item 4 (Controls and Procedures).

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Securities Exchange Act”), Part I, Item 4 of the Original Filing have been amended and restated in its entirety, and Part II, Item 6 (Exhibits) of the Original Filing has been amended solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act.

This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Except as noted above, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

FORM 10-Q/A INDEX

	PART I – FINANCIAL INFORMATION

Item 4.	Controls and Procedures	1

	PART II – OTHER INFORMATION

Item 6.	Exhibits	2

SIGNATURES	3

PART I. FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

1

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The Exhibits listed under Part II, Item 6 of the Original Filing are hereby amended solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act.

Exhibit
No.	Exhibit Description

31.1	Certification of Principal Executive Officer (302)
31.2	Certification of Principal Financial Officer (302)
32.1	Certification of Principal Executive and Principal Financial Officer (906)

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: December 14, 2016	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: December 14, 2016	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

3