Form 10-Q/A
period 2016-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2016-12-14
CIK 1396536

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Original Filing”) of Duos Technologies Group, Inc. (the Company”) is being filed solely for the purpose of amending and restating in its entirety Part I, Item 4 (Controls and Procedures) to change the conclusions regarding the Company’s disclosure controls and procedures as of June 30, 2016. In the Original Filing, the Company erroneously reported that its controls and procedures were not effective as of June 30, 2016 due to a material weakness noted in the Original Filing. In fact, the Company’s control and procedures were effective as of June 30, 2016. The Amendment No.1 corrects the disclosure to Part I, Item 4 (Controls and Procedures).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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