Form 10-K
period 2016-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2017-03-30
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-55497

———————

DUOS TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	65-0493217
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

6622 Southpoint Drive South, Suite 310

Jacksonville, Florida 32216

(Address of Principal Executive Office)

(904) 652-1616

 (Registrant’s telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

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

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on June 30, 2016, was $8,500,000. As of March 29, 2017, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity is 66,220,698.

Documents Incorporated by Reference: None.

DUOS TECHNOLOGIES GROUP INC.

2016 FORM 10-K ANNUAL REPORT

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

ii

PART I

Item 1. Business.

Our Corporate History

We were incorporated on May 31, 1994 in the State of Florida as Information Systems Associates, Inc. (the “Company”, “we”, “us”, “our”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and development and licensing of Information Technology (IT) asset management software. On April 1, 2015, we completed a reverse triangular merger, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among Duos Technologies, Inc., a Florida corporation (“DTI”), the Company, and Duos Acquisition Corporation, a Florida corporation and wholly owned subsidiary of the Company (“Merger Sub”). Under the terms of the Merger Agreement, the Merger Sub merged with and into DTI, whereby DTI remained as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, on July 10, 2015, the Company effected a name change to Duos Technologies Group, Inc.

Overview

The Company, through its wholly owned subsidiary DTI, focuses on the design, development and turnkey delivery of proprietary “intelligent technologies” that enable our customers to derive measurable increases in return on investment for their business. Our technologies integrate with our customer’s existing business process and create actionable information to streamline mission critical operations. Our target market is the largest transportation, industrial and retail corporations representing over $10 billion in total available market.  Our technologies have been verified by multiple government and private organizations including Johns Hopkins University Applied Physics Laboratory (JHU/APL), the Department of Homeland Security (DHS), and the Transportation Technology Center, Inc., a wholly owned subsidiary of the Association of American Railroads, and a transportation research and testing organization (TTCI). The Company has worked with these organizations over the past several years where we have supplied funded prototypes of our technologies to verify technology and operating parameters.

The Company provides a broad range of sophisticated intelligent technology solutions with an emphasis on security, inspection and operations for critical infrastructure within a variety of industries including transportation, healthcare, retail, law enforcement, oil and gas and utilities sectors. Our business operations are in two business units: intelligent technologies and IT asset management. Our proprietary applications, specific to critical infrastructure, include but are not limited to:

Intelligent Rail Inspection Portal

•

A suite of several sub-systems for the automated inspection of freight or transit railcars while in motion. The objective is to automatically detect a variety of anomalies such as open or missing hatches, open cargo doors, illegal riders hiding in cargo wells, and foreign objects hidden under a car undercarriage, all while the train is traveling through various strategic areas (i.e. border crossings or inspection areas).

Tunnel and Bridge Security

•

A suite of artificial intelligence-based homeland security applications for the security of critical tunnels and bridges.

Virtual Security Shield

•

A suite of artificial intelligence-based homeland security applications for the security of critical areas and buffer zones. This application includes intrusion detection zone, Radio Frequency Identification (RFID) tracking and discriminating “Friend or Foe” modules (Friend or Foe refers to a Radio Frequency - based tagging system that validates individuals authorized to be in a specific area).

Facility Safety and Security

•

A suite of artificial intelligence-based homeland security applications for the “hardening” or safety and resilience of facilities against natural or man originated threats for the protection of critical facilities (energy, water, chemical facilities).  The Company and all of its staff are CFATS (Chemical Facility Anti-Terrorism Standards) certified.

Remote Bridge Operation

•

Proprietary system for remote control of draw bridges.

Collision Alert, Monitoring and Impact Analysis System

•

A system designed to automatically detect, document and record maritime vessels colliding with bridge structures, thereby causing significant damages, in real-time.

Pantograph Inspection System

•

A system designed to inspect pantographs (structure connecting transit locomotives to high voltage power lines) for the detection of excessive depletion of carbon liners, which may cause power line ruptures.

Vehicle Undercarriage Examiner (Security)

•

A system that builds upon our current undercarriage inspection technology.  This second generation unit is able to inspect the undercarriage of railcars (both freight and transit rail) traveling at speeds of up to 70 miles per hour.

Vehicle Undercarriage Examiner (Mechanical Inspection)

•

Under a similar development grant from the TTCI (the technology evaluation arm of the American Association of Railroads (“AAR”)), we developed a prototype targeting mechanical and structural anomalies of undercarriage components.  The addition of algorithms for an increasing number of automated detection of anomalies is a continuing development, which once completed and successfully tested, may have a significant impact on our revenues.  The next version upgrade is scheduled to be completed by the end of the second quarter of 2017.

Multi-Layered Enterprise Command and Control Interface

•

Aggregator and central point for information consolidation, systems management and communications of our proprietary systems and third-party applications.

Several significant new programs and technologies are currently under development and in various stages of maturity.  Some of the more significant developments are:

Neural Network Modeling for detection algorithms

•

A neural network is a powerful computational data model, able to capture and represent complex input/output relationships. The neural network includes the development of an artificial system that could perform "intelligent" tasks like those performed by the human brain, including the acquisition of knowledge through deep learning, which is stored within inter-neuron connection strengths known as synaptic weights.

Automated Retail Facility Logistics

•

We are currently in the process of developing a comprehensive system to automate facility security gate operations.

Transit Rail Platform Analytics

•

We have been selected by the New York City Transit Authority (“NYCT”) to provide a pilot (proof of concept) of our Platform Analytics Technology concept.  The technology is designed to automatically detect objects falling on tracks adjacent to transit passenger platforms and to alert incoming rail traffic to that effect.

Intelligent Pedestrian Identification Portal

•

A system that will integrate several biometric data points from inbound and outbound pedestrians to and from the US.  The system will enable US Customs to automatically capture critical biometric data from visitors “entering” and “leaving” the country without slowing down pedestrian traffic.  The data will be processed by our combined Praesidium® and Centraco™ platforms and result in the capability of tracking inbound visitors that overstay their permitted visa duration.  We have submitted a comprehensive proposal to receive an award for a pilot system for proof of concept during the current fiscal year.

Our Customers

DTI, our wholly owned subsidiary, operates our Intelligent Technologies Division which develops and implements an array of sophisticated, proprietary technology applications and turnkey engineered systems.  Initially developed and deployed for homeland and border security, these applications are used by major freight rail operators (also known as Class-1, such as Union Pacific, CSX, and KCS). After achieving initial success in the transportation industry, the Company broadened its market reach, adapting its proprietary technologies to a suite of applications. This suite of applications now services the commercial, industrial, healthcare, utilities and government sectors.  Our current major customers include Amtrak, Burlington Northern (BNSF), Concho Oil, Conrail, CSX, Chicago Metra, Metrolink, Kansas City Southern de Mexico (KCSM), Ferromex, Kohl’s, Olin Chemical, TTCI and Union Pacific.

Additionally, DTI operates our IT Asset Management (“ITAM”) division which provides infrastructure and device audit services for large data centers.  In 2010 we were awarded a process patent for our methodology for the efficient data collection and audit of IT assets. The Company markets its ITAM services through strategic partners.

Our goal is to provide our end users with improved situational awareness and overall efficiencies in operations by leveraging “smart” technology as a force multiplier. Our established customer base includes Class 1 Railroads (freight and transit), transportation, healthcare, retail, law enforcement, oil and gas and utilities sectors as well as the largest and most complex data centers. Our current technology solutions are designed for specific industries, however, the underlying core technologies are industry agnostic and suitable for adaptation to a wide range of applications and industries.

Market

At this time, our primary target market is rail transportation. We implement our products in railcar security inspection with a focus on providing our customers with the capability of performing mission critical security inspections of inbound trains crossing US borders from a centralized, remote location. The U.S. Customs and Border Protection (“CBP”) agency uses our systems at U.S./Mexican border rail crossings. Additionally, opportunities exist within the entire operating environment with initial emphasis on freight carriers by providing mechanical inspection portals for the remote inspection of railcars while traveling at high speeds.  Unlike trucks, barges, and airlines, freight railroads operate almost exclusively on infrastructure that they own, build, and maintain. According to the AAR article on Freight Railroad Capacity and Investment dated April 2016, from 1980 to 2015 freight railroads alone reinvested approximately $600 billion of their own funds in capital expenditures and maintenance projects related to locomotives, freight cars, tracks, bridges, tunnels and other infrastructure related equipment.  The AAR further reports, that more than 40 cents out of every revenue dollar is reinvested into a rail network.

According to AAR’s statistical railroad report, there are approximately 1.56 million freight cars and 26,574 locomotives in service operated on approximately 250,000 miles of active rail tracks throughout North America.  Rail tracks are predominantly owned by the Class-I railroad industry which include:

Class-I Railroads	Tracks Owned in:
	Canada	USA	Mexico
BNSF Railway	✓	✓	x
Canadian National Railway (CN)	✓	✓	x
Canadian Pacific	✓	✓	x
CSX Transportation	✓	✓	x
Ferrocarril Mexicano (Ferromex)	x	x	✓
Kansas City Southern Railway	x	✓	✓
Norfolk Southern	✓	✓	x
Union Pacific Railroad	x	✓	x

The report further elaborates that profitability of rail operators is measured by their operating ratio, which is the rail operator’s operating expenses as a percentage of revenue.  According to AAR’s Annual Spending Data report, the labor cost to run and maintain trains represent a significant portion of their total operating expenses.  Revenue is mostly affected by the average “velocity” of its rolling stock, which determines how much freight or how many passengers a rail operator can transport between destinations and the average speeds.  Railroads implement their own speed limits within Federal Railroad Administration (FRA) guidelines. Average speed is impacted by many factors including, but not limited to:

•

track curvatures and condition, signaling, and stoppages for inspections (security and mechanical);

•

grade crossings; and

•

physical condition of locomotives and railcars

Freight trains are considered massive in size and weight. Thus, worn or broken parts can have a significantly negative impact on operations. Quicker detection can prevent costly car and track repairs, and derailments.  Early detection has the potential to dramatically increase velocity and direct profitability.

Examples include inspections at rail border crossings by CBP agents, which can often lead to significant delays and mandated mechanical inspections.  Under FRA regulations, each time a railcar departs a yard, terminal, or industrial facility, it is required to be inspected by either a qualified mechanical inspector or a train crew member for specific defects that would adversely affect the safe operation of the train.  There is currently over 70 mechanical and safety inspection criteria, therefore the inspection process typically takes between two and three hours (dwell time) during which each train is “grounded” in a maintenance yard.  In addition, the current railcar inspection process is tedious, labor intensive, dangerous, and in general, lacks the level of objectivity that may be achievable using technology.

In order to effectively detect structural or mechanical defects, railcar inspectors today need to walk around the car and crawl underneath the undercarriage with a flashlight to inspect each physical component. Because this process is so lengthy, and hazardous, it is only utilized for pre-departure mechanical inspections. Otherwise, cars are only inspected with this level of scrutiny in shops before undergoing major repairs. In addition to the inherent safety and efficiency challenges of manual inspections, records of these inspections are generally not retained unless a billed repair is performed. Thus, the maintenance of railcar structural components is almost entirely reactive rather than predictive, making repairs and maintenance less efficient.

For many years, the rail industry, through the AAR and its subsidiary TTCI, has been evaluating the feasibility of using technology, and has most recently focused on the objective of performing remote mechanical inspections prior to a train arriving at a rail yard.  In the first phase, car inspectors would remotely perform visual inspections of multiple train “consists”, which are a group of rail vehicles which are permanently or semi-permanently coupled together to form a unified set of equipment, from a regional inspection station, and generate work orders for detected anomalies. These will be distributed to the respective yards prior to a train arriving at the yard facility.  The time-consuming process of physical inspection would be significantly reduced, leading to a significant increase in average velocity and decreased labor cost.  We believe this lends itself to the natural progression of automating the inspection process, taking inspectors from the physical inspection to the required actions for diagnosing and resolving issues.

The second phase is to convert the inspection process to a complete automated system that will inspect the entire car via an “intelligent system”. This would implement a wayside inspection portal employing a combination of sensors capturing live images and sensor data, of each side, top and undercarriage. Software algorithms interpret the data to identify defects or anomalies. This inspection technology increases average speed and consequently overall return on investment of our customers due to the following:

1.

the safety risks associated with manual car inspection will be minimized through reduced exposure to potential yard hazards; and

2.

reducing inspection time will increase yard efficiency and improve overall network capacity by also reducing the time needed to process inbound and outbound trains.

We believe that the evolution of automating the inspection processes is broadly advocated throughout the industry. In our experience, the freight rail companies are constantly seeking out innovative ways to increase capacity and improve efficiencies while increasing safety and security standards.  A recently launched aggressive plan to automate the mechanical inspection process is at the core of our market opportunity.

Our Products and Systems - Technology Platforms

The Company’s solution is comprised of two core technology platforms: Praesidium® and Centraco™.

These in-house developed software suites are distributed as licensed software suites, and form the centerpiece of our engineered turnkey systems.  Each integrated system encompasses three major components:

1.

The data collectors, including specialized cameras integrated by the Company and other sensors that are specific to the customers’ requirements (third party supplied or pre-existing);

2.

Praesidium, the analytics software suite which performs real-time analysis of the data generated by the Company; and

3.

Centraco, the multi-layered presentation interface which graphically depicts the data analyzed and identifies anomalies and provides actionable intelligence.

Since 2002, we have developed and patented key software components that provide a significant competitive advantage in specialized solutions for our target markets.  We believe an important factor in this development is that the Company’s intellectual property is “industry agnostic” and can be deployed to many different industries.  The following technical descriptions of Praesidium and Centraco provide further insight.

Praesidium® Intelligent Analytics Suite

Praesidium® is an integrated suite of analytics applications which both process and analyze data streams from a virtually unlimited number of conventional or specialized sensors and/or data points. Our algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (“AMS”). The AMS provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to Centraco™, the Company’s enterprise information management suite if and when an issue, event or performance anomaly is detected.  The processed information is instantly distributed simultaneously to an unlimited number of users in a visualized and correlated user interface using the Centraco™ command and control platform.

Our core modules are tailored to specific industry applications and the analytics engine(s) process any type of conventional sensor outputs, also adding “intelligence” to any third-party sensor technology. A key benefit is that the customer may often retain existing systems and we would integrate these into an overall solution.

Key Praesidium® Modules (1):

Module Name	Description
Adm	Tracks objects and filters images.
BoatTrackandDetect	Detects the movement of a boat using a fixed camera then uses a Pan-Tilt-Zoom (“PTZ”) camera to follow it.
C3 / C2 (CII.dll)	Human tracking module.
FodDraw -Legacy	Draws ellipses around points identified by the Foreign Object Detection (“FOD”) engine.
GFAG

The Automated Pantograph Inspection System (APiS™) incorporating Praesidium® intelligent video analytics automatically captures, inspects and processes real time images from trains passing one of three inspection points. Cameras mounted above the track capture high-resolution digital images of all pantographs. At the same time, an RFID reader captures the unique car number from the passing railcar by reading an RFID tag mounted on the top of each car. Each pantograph image and corresponding car number are bundled, transmitted to the RVSPRO™ digital server, and stored in the provided SQL database as a single record. The captured images are sorted automatically to show the most recent pantographs for each car and potential defects for each pantograph.

Gudm – Legacy	Encompasses the various detection modules.
IpPtz	Current PTZ control module – controls both serial and IP PTZ cameras.
LaserCapture	Sub component of the Rail Inspection Portal (“RIP”) module – captures video frame for open door and hatch as directed by lasertech.
LaserTech	RIP module – orchestrates open door, open hatch detections, car separations. Interface for the lasers, AEI reader and the VIEW/Gatekeeper system.
LiveStitch	RIP module – creates panorama tiles for side and top view.
Ptz	Legacy ptz control.
Stitcher	RIP module – legacy – similar to LiveStitch.
Stitcher2	RIP module – legacy – similar to LiveStitch.
TrainDetection	The role of the train detection module is to detect the presence/absence of a train within a predefined zone.
TRIDS	RIP module – train rider detection.
VideoCheck	Checks the integrity of a video feed. It checks for fps.
WrongWay	Detects the direction of a train/human and alarms if the direction is opposite of the allowed direction.
WWII	Legacy – WrongWay detection.
ZoneOccup	Detects the presence/absence of an object within a predefined zone.
AMS.exe

This module receives input from multiple sensors and detection modules.  The sensors range from emergency communication (“EMCOM”) buttons, fire alarm panels, Ethertrak devices, power distribution units (“PDU”s), web relays and video analytics modules attached to Praesidium.  AMS is also used as a distributed alarm manager, aggregating detection signals from multiple servers and reporting them to centraco.  Alarms and detections can be suppressed or enabled by a scheduling system that is controlled via AMS.  A portion of Centraco’s auto check functionality is provided by AMS in that it has a built-in data server that gathers statistics on the operation / status of itself and praesidium.

TrainInspect.exe

This module is integral to the RIP back end processing.  This module orchestrates the conversion of images from the VUE/Gatekeeper systems; imports train information into the MySQL database; locates the appropriate reference image for the current railcar for the FODengine (Foreign Object Detection).

FODEngine.exe	This module works in concert with the TrainInspect.exe to calculate the difference between the current and reference images for railcars.
GIGEApp.exe

High speed machine vision camera control module.  This module is a device driver level module that captures high shutter speed / high frame rate camera images.  The frame rates range from 112fps to 380fps for some camera models.

VueLiveStitch.exe	High speed stitching module. Works with the output of the GIGEApp.exe to produce panorama images for the Vehicle Undercarriage Examiner (vue) system.
P2 Engine

New generation of Praesidium core engine designed to increase stability and efficiency by sandboxing each module in its own process. P2 comes in 32 and 64 bit versions and it is completely backwards compatible with legacy Praesidium modules.

P2 SDK	Development toolkit for P2 engine enabling effortless creation of new modules within the framework.

(1)

Not a complete representation of the Praesidium modules.

As listed on the safetyact.gov website, the Praesidium® video analytics technology has received “Safety Act” designation from the US Department of Homeland Security.  We are one of only ten companies to have received this designation for video related solutions and Praesidium® is the only video analytics application with this designation.

Over the years, our proprietary analytics suite has been expanded to meet a significant number of security objectives and environments, adaptable to a broad range of critical infrastructure target verticals including but not limited to commercial transportation (rail, air and seaports), retail, healthcare, utilities, oil, gas and chemical, and government.

Centraco™ Enterprise Command and Control Suite

Centraco™ is an Enterprise Information Management (EIM) system.  It was designed as a multi-layered command and control interface and to function as the central point and aggregator for information consolidation, connectivity and communications. The platform is browser based and completely agnostic to the interconnected sub-systems. It provides full LDAP (Lightweight Directory Access Protocol, also known as Active Directory) integration for seamless user credentialing and performs the following major functions:

•	Collection: Device management independently collects data from any number of disparate devices or sub-systems.
•	Analysis: Correlates and analyzes data, events and alarms to identify real-time situations and their priorities for response measures and end-user’s Concept of Operations (“CONOPS”).
•	Verification: The contextual layer represents relevant information in a quick and easily interpreted format which provides operators optimal situational awareness.
•	Resolution: Event-specific presentation of user-defined Standard Operating Procedures (“SOPs”), that includes a step-by-step instruction on how to resolve situations.
•	Reporting: Tracking of data and events for statistical, pattern and/or forensic analysis.
•

Auditing: Device-level drill down that records each operator’s login interaction with the system and tracks manual changes including calculations of operator alertness and reaction time for each event.

Engineered Solutions

The Company has always delivered engineered solutions which translate into the ability to implement a practical solution to specific customer requirements. Often, software is developed where implementation is the responsibility of the customer. We believe that delivering and supporting turnkey working systems that provide measurable end solutions are the preferred business model for our customers. We also believe that any implementation must co-exist in an already functioning operation and that any solution must work within existing business practices. Due to this philosophy, over time, our code base has been expanded to integrate a myriad of third-party sensor technologies thereby creating complete engineered solutions that dovetail into existing environments and thus not forcing our customers to replace working legacy systems. These engineered solutions usually address more complex end-user requirements and are typically designed, developed, deployed and maintained by the Company in a direct relationship with the end-user on a turnkey basis.

The combination of our two platforms (Praesidium® and Centraco™) with its many variants has and continues to deliver comprehensive “end-to-end” solutions, some of which already play a significant role in pro-active homeland security including cross border commercial rail transport.

More recently, we created several proprietary, turnkey systems and applications for commercial railways, the most significant being the following:

Intelligent Rail Inspection Portal (rip™).  This turnkey system was originally designed for rail security and inspection at rail border crossings. Under a Union Pacific (UP) funded pilot program the Company designed, developed and deployed an intelligent inspection portal to provide the CBP a tool that aids customs officers in the inspection of inbound and outbound railcars. The rip™ system uses multiple proprietary technologies and sub-systems to remotely scan all railcars passing through the inspection portal, then displays stitched 360-degree views of the entire rail “consist”.

Users conduct a quick review of the pre-screened imagery and decide whether to refer specific areas of interest to field personnel for further (physical) inspection.

Eagle Pass
central command
Select A Train
EaglePass
01/18/2013
Site: EaglePass
DateTime: Jan-18-2013 07:06:46
Avg Speed: 5.2 mph
Direction: South
Overall Status: 0/0
Car Count: 67
Train
Side A
#66 FXE 913767
#67 ATSF 169553
Side B
#67 ATSF 169553
#66 FXE 913767
#65 FXE 911846
Top
#63 BN 621513
#64 BNSF 545291
#65 FXE 911846
#66 FXE 913767
#67 ATSF 169553
Train Car List
#33 ATW 17718
#35 ATW 17252
#37 STSX 4676
#40 GATX 52596
#41 GATX 31268
#43 INEX 971369
#44 INEX 971343
#45 INEX 971176
#46 ENDX 32132
#47 ENDX 32161
#49 BNSF 781654
#51 AOK 182016
#53 ALY 602975
#54 FXE 930176
#55 TR 611033
#56 BNSF 545302
#57 BN 621599
#58 SOU 114323
#59 BN 621658
#60 SOU 114262
#61 SOU 114357
#62 BNSF 546292
#63 BN 621513
#64 BNSF 545291
#65 FXE 911846
#66 FXE 913767
#67 ATSF 169553

Panoramic View of Stitched Train Consists – Security Application

Using sensors and analytical algorithms, we pre-screen railcars and automatically detect and report anomalies and deviations from established norms. After successfully passing rigorous testing this system has now been adopted into the CBP standard concept of operation for southwestern rail border crossings and has been deployed at southwestern border locations, with a few remaining locations currently under negotiation.  Similar systems have been deployed to two (undisclosed) locations in Mexico, and are currently monitored by the Mexican subsidiary of Kansas City Southern (KCS).

Subsequent to the completion of this security-centric application, we recently completed our next generation system expansion which addresses automation of the mechanical inspection for rolling stock, capable of adjusting to variable speeds of up to 70 MPH.  Our comprehensive Intelligent Rail Inspection Portal incorporates our proprietary Vehicle Undercarriage Examiner (VUE), in addition to other technologies, and is considered to be a “game changer” for the rail industry.  Utilizing Centraco™ as the system interface, the user accesses a variety of features enabling remote inspection, analysis and detection from the safety of remote command centers. Images containing detailed views of areas of concern, determined to be “potentially suspicious”, are automatically presented to a human operator for further inspection.

Rail Inspection Portal

Ultra-High Definition Undercarriage Image at 46 MPH	Illegal Riders Hiding in a Rail Hopper Car. Detected Automatically at Speed of 46 MPH
Rail Car Truck-Live Image Taken at High Speed

http://192.168.19.57/centraco/index.php?r=ripv3/default/index#17123 centraco v1.3.6 (Eagle Pass)

File Edit View Favorites Tools Help

AT&T Email | Duos Email | Helpdesk | CIM | Dropbox | Fifth Third | AMEX | American Equity | CNBC | Yellowstone | Weather.Com | Vietnam | Google Maps

Eagle Pass **central command** -- select layout --

234 ALARMS | 0 ALERTS | Queue (1) | centraco

HOME | ADMIN | SITEMAP | VIDEO | DAM | AC | LOG | REPORTS | RIP | HELP

Rail Inspection Portal

Live Scrolling Off | Laser Off | Debug Off

- Panorama
- New Window
- Search
- Reports
- Uptime

------DUOS ONLY ------

- Trains
- Train Cars
- Train Car Images
- Train Car Detections
- Train Car Detection Images
- Train Car Detection Types
- Train Car Detection Validation Logs
- Train Image Types

EaglePass RIP | 2014-05-22 | 01:03:38

Avg Speed: 5.048 mph	Overall Status: 0/7	Hatch: 2	UVIS: 0	Suspicious: 1
Direction: North	Car Count: 119	Door: 3	TRiDS: 0	Operator: 1

#44 COOX - 804463 (0/1)
#43 FTIX - 1982 (0/2)
#42 CITX - 221758
#41 GATX - 62

- 62222
#42 CITX - 221758
#43 FTIX - 1982 (0/2)
#44 COOX - 804463 (0/1)

44 COOX - 804463 (0/1)
#43 FTIX - 1982 (0/2)
#42 CITX - 221758

#42 CITX - 221758
#43 FTIX - 1982 (0/2)
#44 COOX - 804463 (0/1)

Search for Car

- #38 FTIX - 1322
- #39 CBFX - 314392
- #40 GATX - 62163
- #41 GATX - 62222
- #42 CITX - 221758
- #43 FTIX - 1982 (0/2)
- #44 COOX - 804463 (0/1)
- #45 PBFX - 649083
- #46 IBPX - 25145
- #47 BNSF - 487064
- #48 ADMX - 17657
- #49 ADMX - 16108
- #50 ADMX - 16083
- #51 SYRX - 200140
- #52 ADMX - 17527
- #53 ADMX - 15665
- #54 ADMX - 15801
- #55 ADMX - 17336
- #56 ADMX - 15951

centraco version 1.3.6 | copyright © 2014 duostech Inc. all rights reserved | generated in: 0.2s | Unknown | Administrators (Admin) | 192.168.19.57 | Selfcheck | Thursday 05/22/2014 14:08:41

Modified Application for Remote Mechanical Inspection at High Speed

Truck Springs Geometry – Simultaneously Measured on Opposing Sides of Car at High Speed

Automatic Detection of Missing Bolt at High Speed

The development and field-testing of the core application was completed successfully during the third quarter of the 2016 fiscal year.  After an extensive Request for Proposal (“RFP”) process, we received a contract award in early 2016 to deploy our technology at a live site from CSX Transportation, one of North America’s Class I railroads.  The award is considered to be a “real-time test run” in anticipation of adapting our technology as a process standard.  We received a similar award from Ferromex, Mexico’s largest rail operator mid-year 2016.  Both systems have recently been completed, delivered, and are currently undergoing live testing.

At the present time, our rip™ application provides the following modules for automated analysis, detection and inspection:

•

Linear Panorama Generator;

•

Automated Detection of Open Doors;

•

Automated Detection of Open/Missing Hatches;

•

Train Rider Detection System (trids™);

•

Under Vehicle Inspection with Foreign Object Detection (vue™);

•

Gondola Car Inspection System;

•

Pantograph Inspection System (apis™); and

•

3D modeling using LIDAR technology for Transit platform intrusion detection (under development).

Utilizing the Centraco™ command and control platform as the system interface, the user accesses a variety of features enabling remote inspection, analysis and detection from the safety of remote command centers. Images containing detailed views of areas of concern, determined to be “potentially suspicious”, are automatically presented to a human operator for further inspection. Users conduct a quick review of the pre-screened imagery and decide whether to refer specific areas of interest to field personnel for further (physical) inspection and/or repair.

The system also resolves the particularly difficult process of inspecting railcar undercarriages by providing high resolution images of the entire undercarriage. The system is designed to help streamline the physical inspection process by narrowing the number of inspection targets down to cars with “potential” anomalies. Consequently, the detection sensitivity is intentionally set to err on the safe side to avoid false negatives. Our customers are in the process of awarding the development of a significant number of detection algorithms, which combined with our Inspection Portal technology, will eventually facilitate full automation of the mechanical inspection process. We believe to be well positioned to capture a significant portion of this phase of the automation process.

We are currently in the process of adapting our inspection portal technology to the retail industry and have recently received an award from Kohl’s to automate in- and outbound traffic controls at their distribution centers.  A respective pilot project is scheduled to be completed during the second quarter of 2017.

We recently received an award from the NYCT to develop a pilot system using our intelligent technology to automatically detect intrusions to their passenger platform tracks.  NYCT plans to deploy technology to their 470+ transit stations to minimize derailments caused by objects falling onto their tracks.  We are in the process of developing a multi-layered detection system and expect to complete this new system during the third quarter of 2017.

IT Asset Management

Our IT Asset Management (ITAM) division is dedicated to the mission of developing, marketing and delivering software and professional services to the world’s largest data centers. The focus of its technology and knowledgebase evolved out of our core strength in collecting and analyzing data on assets resident within these large data centers. Over the next three years, the Company plans to further develop its software and service offerings, and market these solutions for the growing ITAM market place either as a standalone asset management solution or in conjunction with a comprehensive Datacenter Infrastructure Management (DCIM) solution from other vendors. We believe DCIM is the ability to bridge the gap between critical IT assets and facilities infrastructure.

Using our proprietary patented methodology, the Company surveys and audits large data centers by physically identifying each piece of equipment and its location. By scanning it into our proprietary system and providing the client with a report detailing type, quantity and location of its IT assets, (racks, servers, network cards, power supplies, etc.), we afford our clients the ability to verify their own internal records.

In line with the Company’s philosophy of integration with existing systems, the design of our process methodology and related software mean that we can work with almost any other DCIM provider. Specifically, the Company will focus on the asset management requirements of our clients and partners within specific geographic locations that will allow the Company to balance its investment requirements with income potential to develop a sustainable business in this division. The Company has selected this specific application of its technology to seek revenue opportunities that are readily available in an identified market. We generate profits from this division by maintaining a low level of “bench” staff and hire independent consultants as we are awarded business opportunities. The Company is currently developing a new ITAM system which is expected to be released in the second quarter of 2017. We expect that this will generate revenues from software sales and maintenance starting in 2018.

Specific Areas Of Competition

Since inception, we have implemented a strategy of diversification to mitigate the potential vulnerabilities experienced by companies with a narrow business scope. We believe many public companies in the micro- and nano-cap ecosystem suffer major challenges due to their lack of diversification, and their single product strategy has made many of these companies irrelevant in the market place.

During the past several years, we have made considerable investments in, and have successfully developed, our two core technology platforms, Praesidium® and Centraco®.

Praesidium® is an open architecture, modular engine that manages an unlimited number of “back end” process and analytics frameworks. In addition to driving our own proprietary sensor and data analytics, this core technology also allows for the integration of an unlimited number of third-party technologies, systems and sub-systems. Third-party industry or task-specific processes are modularized and embedded into the Praesidium® engine, thereby substantially expanding the functionality of such third-party system. While we believe most companies tailor their products and services to a specific industry, this core platform is “industry agnostic” which we believe will allow us to penetrate multiple industries. Our past and current concentration on specific target markets such as rail, retail, healthcare, utilities, chemical, gas and oil, and government has enabled us to test the markets with our innovative technology solutions. Our Praesidium® platform competes currently with the following sector specific companies:

Intelligent Video Analytics	Rail Inspection Portal

Security	Mechanical	Security
Agent Video Intelligence Ltd. Agent VI (Israel)	Trimble Inc. (Acquired Beena Vision Systems Inc.)	No direct competition at this time (1)

Robert Bosch GmbH, Germany	Lynx Engineering Consultants Pty Ltd (LYNXRAIL) - Australia (Tracks, wheels and wayside only)	Beena Vision (development stage, just entering the market place)
SightLogix, Inc.
IntelliVision Technologies Corp (USA)
Avigilon Corporation (Video IQ)	KLD Labs Inc. (Tracks, wheels and wayside only)
MERMEC S.p.A - Italy Tracks, wheels and wayside only)

(1)

We believe we are the first to develop the concept of an intelligent rail inspection portal used for comprehensive inspection of security threads and at this time we are unaware of any competitor in this sector. Recently, the AAR, through its technology research subsidiary TTCI, has engaged us to adapt our security portal technology to an automated mechanical inspection system. We are currently in stage 2 of 3 of this development. We believe our potential competitors in this area are currently focusing chiefly on the inspection of wheels, bearings, breaks and track alignment. We expect that any competitor interested in expanding their inspection technologies to the ones we have developed over the past four years would require at least 2-3 years of research and development before being able to produce similar systems for real time testing. We believe the testing cycle will take at least an additional 1-2 years for potential competition. The AAR/TTCI is currently conducting beta testing only with our systems. Similarly, the CBP (US Customs and Border Protection) and Union Pacific Railroad are using our systems as their only security inspection infrastructure at the US border.

Centraco® is an open architecture aggregator and “fusion” engine which functions as a comprehensive “front end” user interface. This framework combines our proprietary modules with an unlimited number of 3d-party technologies. In addition to a wide range of proprietary embedded features, such as video management (VMS), alarm management (AMS), LDAP network access credentialing and many more, Centraco® intelligently manages unlimited types of data sources and allows control and monitoring of this wide array of sensors and data from a single unified interface. This platform includes both the traditional Physical Security Information Management (PSIM) systems as well as a full-scale Enterprise Information Management System (EIMS). We believe we are at an advantage because none of our competitors’ product offerings include both PSIM and EIMS, nor do any of the competing products allow for the integration of embedded engineered solutions. Our competitors in this area include:

PSIM
• Qognify (Formerly NICE)	• CNL
• VidSys	• Proximex
• IDV/Everbridge	• Axxon

We believe the PSIM market is rapidly expanding and we expect that capability requirements will substantially increase. Companies increasingly require expanded capabilities to justify the investment in their digital infrastructure for use by multiple corporate disciplines (security, building management, IT, network access control management).

Our Growth Strategy

Our strategy is to grow our business through a combination of organic growth of our applications and technology solutions, both within our existing geographic reach and through geographic expansion, as well as expansion through strategic acquisitions.

Organic Growth

Our organic growth strategy is to increase our market share through the expansion of our business development team and our research and development talent pool, which will enable us to significantly expand our current solution offerings with feature rich applications, and the development of new and enhanced technology solutions.  We plan to augment such growth with strategic relationships both in the business development and research and development arenas, reducing time to market with additional industry applications, expansion of existing offerings to meet customer requirements as well as potential geographical expansion into international territories.

Strategic Acquisitions

Planned acquisition targets include sector specific technology companies with the objective of augmenting our current capabilities with feature-rich (third-party) solutions. The decision-making process includes, but is not limited to, weighing time, effort and approximate cost to develop certain technologies in-house, versus acquiring or merging with one or more entities that we believe have a proven record of successfully developing a technology sub-component. Additional criteria include evaluating the potential acquisition target’s customer base, stage of technology, merger or acquisition cost as compared to market conditions.

Manufacturing and Assembly

The Company streamlines its manufacturing by outsourcing component manufacturing to qualified fabricators. On-site installations are performed using a combination of in-house project managers/engineers and specialist sub-contractors as necessary. We maintain responsibility for the system implementation, servicing and tech support for our solutions. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control of our engineers. If not manufactured internally, we generally rely on third party manufacturing partners to produce our hardware related components and hardware products and we may involve our internal manufacturing operations in the final assembly, testing and quality control processes for these components and products. We distribute most of our hardware products either from our facilities or partner facilities. Our manufacturing processes are based on standardization of components across product types, centralization of assembly and distribution centers, and a “build-to-order” methodology in which products generally are built only after customers have placed firm orders. For most of our hardware products, we have existing alternate sources of supply or such sources are readily available.

Research and Development

The Company’s research and development team designs and develops all its systems and software applications. We develop the substantial majority of our products internally. Internal development allows us to maintain technical control over the design and development of our products. We have several United States and foreign patents and patent-pending applications that relate to various aspects of our products and technology. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and changing customer requirements characterize the markets in which we compete. We plan to continue to dedicate significant resources to research and development efforts, including software development, to maintain and improve our current product and services offerings.

Government Regulations

The Company has been working with various agencies of the federal government for more than 10-years including the Department of Homeland Security (“DHS”). Our video analytics are DHS Safety Act certified, and our staff is Chemical Facility Anti-Terrorism Standards (CFATS) certified. The Company’s Homeland Security solutions include sophisticated remote systems that combine and synchronize a myriad of sensing technologies, wireless communications, and innovative intelligent sensor applications.

Intellectual Property

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop our technologies, solutions and products. We have developed a broad portfolio of intellectual property that covers our application software as well as the sensor and data acquisition process of our security and inspection analytics platforms. As of December 31, 2016, we have 9 patents and 21 trademarks issued or granted by the United States Patent and Trademark Office (USPTO) and we have 2 pending patent applications with the USPTO. Areas of our development activities that have culminated in filings and/or awarded patents include:

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We also actively engage in monitoring activities with respect to infringing uses of our intellectual property by third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our products and other intellectual property. We typically own the copyright to our software code, as well as the brand or title name trademark under which our products are marketed. We pursue the registration of our domain names, trademarks, and service marks in the United States and in locations outside the United States.

As discussed in the risk factors section herein, we may face allegations by third parties, including our competitors and non-practicing entities, that we have infringed their trademarks, copyrights, patents and other intellectual property rights.

Employees

We have a current staff of 36 employees, none of which are subject to a collective bargaining agreement.

Our Risks and Challenges

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized below. The risks are discussed more fully in the “Risk Factors” section of this prospectus immediately following this prospectus summary. These risks include, but are not limited to, the following:

•	We will need to raise capital to realize our business plan and the failure to obtain the needed funding could adversely impact our operations.

•

The nature of the technology management platforms utilized by us is complex and highly integrated, and if we fail to successfully manage releases or integrate new solutions, it could harm our revenues, operating income, and reputation.

•	Our products and services may fail to keep pace with rapidly changing technology and evolving industry standards.

•	The market opportunity for our products and services may not develop in the ways that we anticipate.

•	Our revenues are dependent on general economic conditions and the willingness of enterprises to invest in technology.

•	We could be vulnerable to security breaches if certain third-parties attempt to gain access through our systems because of unknown weaknesses in our clients’ infrastructures.

•	We face significant competition and many of our competitors are larger and have greater financial and other resources than we do.

•	We have a history of losses and our growth plans expect to incur losses and negative operating cash flows in the future.

•	Our inability to protect our intellectual property could impair our competitive advantage, reduce our revenue, and increase our costs.

•	We may be required to incur substantial expenses and divert management attention and resources in defending intellectual property litigation against us.

•	We may incur substantial expenses and divert management resources in prosecuting others for their unauthorized use of our intellectual property rights.

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

Item 1A. Risk Factors.

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this prospectus before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control. Our business, financial condition or operating results could be materially harmed by any of these risks. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business and results of operations.

Risks Related to Our Company and Business

We will need to raise capital to realize our business plan and the failure to obtain the needed funding could adversely impact our operations.

Without adequate funding or a significant increase in revenues, we may not be able to accelerate the development and deployment of our products, respond to competitive pressures and develop new or enhanced products. As of December 31, 2016, we had available cash resources of $174,376. We are not always able to meet our current operating expenses in a timely manner.

Overall, we have funded our cash needs from inception through December 31, 2016 with a series of debt and equity transactions, primarily with related parties.

We expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event, may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline.

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

Our auditor has expressed substantial doubt regarding our ability to continue as a going concern.

We had a net loss of $2,561,613 for the year ended December 31, 2016.  During the same period, cash used in operations was $1,840,290. The working capital deficit, stockholders’ deficit and accumulated deficit as of December 31, 2016 was $4,132,660, $5,523,188 and $23,518,709, respectively. Accordingly, our auditor has expressed substantial doubt regarding our ability to continue as a going concern. Management is unable to predict if and when we will be able to generate positive cash flow. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. If we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing soon, we may seek protection under bankruptcy laws.

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

Our accumulated deficit was approximately $24 million as of December 31, 2016. Our operating losses may continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until our revenues and margins increase at a rate greater than our expenses which will continue to grow as we invest in additional resources for development and sales.

Our inability to protect our intellectual property could impair our competitive advantage, reduce our revenue, and increase our costs.

Our success and ability to compete depend in part on our ability to maintain the proprietary aspects of our technologies and products. We rely on a combination of trade secrets, patents, copyrights, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. We customarily enter written confidentiality and non-disclosure agreements with our employees, consultants, customers, manufacturers, and other recipients of information about our technologies and products and assignment of invention agreements with our employees and consultants. We may not always be able to enforce these agreements and may fail to enter any such agreement in every instance when appropriate. We license from third-party’s certain technology used in and for our products. These third-party licenses are granted with restrictions; therefore, such third-party technology may not remain available to us on terms beneficial to us. Our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, operating results, and financial condition. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

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

Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk.

As of December 31, 2016, one customer, Baptist Health South Florida, accounted for 50% of our accounts receivables. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. Additionally, our five largest customers, Union Pacific Railroad, Ferromex, Amtrak, Baptist Health South Florida and Commscope iTracs accounted for approximately 75% of our total revenues for the year ended December 31, 2016. This concentration of credit risk makes us more vulnerable economically. The loss of any of these customers could materially reduce our revenues and net income, which could have a material adverse effect on our business.

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

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

You may experience dilution of your ownership interest due to future issuance of our securities.

We are in a capital-intensive business and we do not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. Thus, we will require additional funds from future equity or debt financings, including potential sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common stock into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

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

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in establishing an orderly trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore, our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

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

The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws impose substantial costs, and may drain our resources and distract our management.

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002 in the U.S., as well as the reporting requirements under the Exchange Act. The Exchange Act requires, among other things, filing of annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K following the happening of certain material events, with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Our existing controls have some weaknesses, as described below. Meeting the requirements of the Exchange Act and the Sarbanes-Oxley Act may strain our resources and may divert management's attention from other business concerns, both of which may have a material adverse effect on our business.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

We currently have written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Due to the small size of our accounting staff, we may need to add additional staff to provide additional segregation of duties to support our internal control over financial reporting and technical expertise regarding financial reporting for publicly held companies.

We are subject to the Florida anti-takeover provisions, which may prevent you from exercising a vote on business combinations, mergers or otherwise.

As a Florida corporation, we are subject to certain anti-takeover provisions that apply to public corporations under Florida law. Pursuant to Section 607.0901 of the Florida Business Corporation Act, or the Florida Act, a publicly held Florida corporation may not engage in a broad range of business combinations or other extraordinary corporate transactions with an interested shareholder without the approval of the holders of two-thirds of the voting shares of the corporation (excluding shares held by the interested shareholder), unless the:

•	transaction is approved by a majority of disinterested directors before the shareholder becomes an interested shareholder;
•	interested shareholder has owned at least 80% of the corporation’s outstanding voting shares for at least five years preceding the announcement date of any such business combination;
•

interested shareholder is the beneficial owner of at least 90% of the outstanding voting shares of the corporation, exclusive of shares acquired directly from the corporation in a transaction not approved by a majority of the disinterested directors; or

•	consideration paid to the holders of the corporation’s voting stock is at least equal to certain fair price criteria.

An interested shareholder is defined as a person who together with affiliates and associates beneficially owns more than 10% of a corporation’s outstanding voting shares. We have not made an election in our amended Articles of Incorporation to opt out of Section 607.0901.

In addition, we are subject to Section 607.0902 of the Florida Act which prohibits the voting of shares in a publicly held Florida corporation that are acquired in a control share acquisition unless (i) our board of directors approved such acquisition prior to its consummation or (ii) after such acquisition, in lieu of prior approval by our board of directors, the holders of a majority of the corporation’s voting shares, exclusive of shares owned by officers of the corporation, employee directors or the acquiring party, approve the granting of voting rights as to the shares acquired in the control share acquisition. A control share acquisition is defined as an acquisition that immediately thereafter entitles the acquiring party to 20% or more of the total voting power in an election of directors.

Item 1b. Unresolved Staff Comments.

None.

Item 2. Properties.

At this time, we do not own any real property. The Company has an operating lease agreement for office space of approximately 8,308 square feet located in Jacksonville, Florida that expired April 30, 2016. Minimum rent payments under this lease are recognized on a straight-line basis over the term of the lease. The monthly lease payment under this lease was $14,178.

On March 8, 2016, the current lease was amended commencing on May 1, 2016 and ending on October 31, 2021. Rental expense for the months of March 2016 through May 2016 were $0, followed by monthly rent of $14,816 (including operating cost and taxes) effective the month of June 2016. The rent is subject to an annual escalation of 3%, beginning May 1, 2017.

Rental expense for the office lease during 2016 and 2015 was $171,513 and $142,593, respectively.

Item 3. Legal Proceedings.

Greentree Financial Group, Inc. Lawsuit

On May 12, 2016, a complaint was filed against the Company in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward Country, Florida (the “Circuit Court”) by Greentree Financial Group, Inc. as plaintiff (“Greentree”). Greentree, the holder of two convertible promissory notes in the principal amount of $50,000 and $46,975 (the “Notes”), alleged that the Company was in default for failure to make scheduled principal and interest payments and failing to convert a portion of the Notes into the Company’s common stock. On May 23, 2016, we filed a counterclaim in the Circuit Court against Greentree alleging, amongst other claims, that the officers and directors of Greentree failed to disclose certain facts with respect to their past conduct, which, had the Company known, would have made it unlikely that the Company would have entered into the debt financing transaction issuing the Notes. On January 23, 2017, the Company executed a settlement agreement with Greentree resolving the pending lawsuit with respect to the Notes (the “Settlement Agreement”). The terms of the Settlement Agreement include payment by the Company to Greentree in the amount of $150,000 due within 45 days of execution thereof and resolves all outstanding obligations related to the Notes (the “Payment”).  The Payment was made by the Company to Greentree on March 7, 2017. On March 24, 2017, the Company received an Agreed Final Order of Dismissal from the Court dismissing the Greentree Matter with prejudice.

FacilityTeam Lawsuit

On December 12, 2016, the Company was notified that it was in breach of settlement with a previous vendor, FacilityTeam based in in Ontario, Canada alleging failure to make certain payments in accordance with such settlement. On December 28, 2016, the Company agreed to a modified payment schedule as part of a post judgement settlement for the amounts due and owing. On March 7, 2017, the final settlement payment was made by the Company to FacilityTeam.

Except as disclosed above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Market Information

Our common stock is quoted on the OTC Markets Group Inc. OTCQB quotation platform (the “OTCQB”) under the trading symbol “DUOT”. We intend to apply to the NASDAQ Capital Market to list our common stock under the symbol “DUOT” and our warrants under the symbol “DUOTW.”

Our common stock was initially quoted on the OTCQB in 2008 under the symbol “IOSA” and the following table sets forth the high and low bid price of our common stock on the OTCQB for the last two fiscal years and for the current fiscal year through the most recent fiscal quarter. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

PERIOD	High	Low
Fiscal Year Ending December 31, 2017:
Quarter Ended March 31, 2017 (through March 29, 2017)	$.25	$.03

Fiscal Year Ending December 31, 2016:
Quarter Ended December 31, 2016	$.10	$.02
Quarter Ended September 30, 2016	$.18	$.09
Quarter Ended June 30, 2016	$.30	$.10
Quarter Ended March 31, 2016	$.30	$.20

Fiscal Year Ending December 31, 2015:
Quarter Ended December 31, 2015	$.40	$.20
Quarter Ended September 30, 2015	$.45	$.20
Quarter Ended June 30, 2015	$1.65	$.38
Quarter Ended March 31, 2015	$1.60	$.40

(b)

Holders

As of March 29, 2017, there were approximately 237 holders of record of our common stock, and the last reported sale price of our common stock on the OTCQB on March 29, 2017 was $0.23 per share.

The transfer agent and registrar for our common stock is Pacific Stock Transfer located at 6725 Via Austi Parkway, Suite 300, Las Vegas, Nevada 89119.

(c)

Dividends

To date, we have not paid any dividends on our common stock and do not anticipate paying any such dividends in the foreseeable future. The declaration and payment of dividends on the common stock is at the discretion of our board of directors and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions or such other factors as our board of directors may deem relevant. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.  Additionally, pursuant to the senior secured note issued to GPB Debt Holdings II, LLC, the Company and its subsidiaries will not directly, or indirectly, redeem, repurchase or declare or pay any cash dividend as long as such note remains outstanding.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans

On March 11, 2016, the Board adopted, subject to the receipt of stockholder approval, the 2016 Equity Incentive Plan (the “2016 Plan”) providing for the issuance of up to 8,000,000 shares of our common stock. The purpose of the Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders. As of the date hereof, no shares have been issued under the 2016 Plan.

Recent Sales of Unregistered Equity Securities

Except as disclosed below, there were no unregistered sales of the Company’s equity securities during 2016 that were not previously disclosed in reports filed with the SEC.

On October 1, 2016, the Company issued 50,000 shares of common stock to a consultant for services rendered to the Company.

On October 31, 2016, the Company issued 29,600 Series A Convertible shares to 4 existing shareholders in exchange for an aggregate of $148,000 in cash and the repurchase of 114,793 common shares from those shareholders at their original aggregate purchase price of $148,000 or $1.29 per share. The new Series A are valued at $296,000 or $10 per share par value.  The offer ended on December 31, 2016.

On November 1, 2016, the Company issued 50,000 shares of common stock to a consultant for services rendered to the Company.

On December 1, 2016, the Company issued 50,000 shares of common stock to a consultant for services rendered to the Company.

On December 20, 2016, the Company issued common stock purchase warrants to an investor in connection with a debt financing transaction (the “Financing Warrants”). The Financing Warrants are exercisable into 4,035,086 shares of the Company’s common stock at an aggregate exercise amount of $605,263. On the same date, the Company issued additional common stock purchase warrants to a placement agent for fees in connection with the debt financing transaction (the “Additional Financing Warrants”). The Additional Financing Warrants are exercisable into 322,807 shares of the Company’s common stock at an aggregate exercise amount of $48,421.

The preceding securities were issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506(b) promulgated there under. The above issuances of securities qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Rule 10B-18 Transactions

As previously disclosed, as part of a limited offering to existing shareholders who had purchased stock through previous private placements, the Company repurchased a limited number of shares issued to four shareholders who participated in the Company’s Series A Convertible Preferred offering.  The shares were repurchased for their original sale amount in exchange for an equivalent value in the new Preferred Stock when an equivalent additional investment was made by the shareholder.  The offer ended on December 31, 2016.

At this time, we do not have a stock repurchase program for our common stock and have not otherwise purchased any shares of our common stock.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-K and other reports filed by the Company from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Our Company

Duos Technologies Group was incorporated in Florida on May 31, 1994 (the “Company”) under the original name of Information Systems Associates (“ISA”).  Initially, our business operations consisted of consulting services for asset management of large corporate data centers and development and licensing of Information Technology (IT) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“DTI”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015. DTI was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, employs approximately 36 people and is a technology company with a strong portfolio of intellectual property, with core competencies that include advanced intelligent technologies that are delivered through its proprietary integrated enterprise command and control platform.

Plan of Operation

The Company through its operating subsidiary DTI is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems. The Company converges traditional security measures with information technologies to create “actionable intelligence.”

The Company’s strategy includes continued expansion of its technology base through organic development efforts, strategic partnerships, and growth through strategic acquisitions. The Company’s primary target industry sectors include transportation, with emphasis on freight and transit railroad owners/operators, petro-chemical, utilities and healthcare. The plan of operation of the next 12 months is to continue to pursue key target markets described and expand the offerings within those markets as available capital allows.

Specifically, based upon a successful capital raise, the Company will undertake to invest in sales and marketing resources to broaden its reach into the target markets, evaluate key requirements within those markets and add development resources to allow us to compete for additional projects thereby driving revenue growth.  In addition, the original business of IT Asset Management (ITAM) services for large data centers is now operated as a division of the Company that continues its sales efforts through large strategic partners.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements included in this report.

For the years ended December 31, 2016 compared to December 31, 2015

Revenues

Revenues were $6,104,893 and $6,767,763 for the years ended December 31, 2016 and 2015, respectively. The comparative 10% decrease in revenue during 2016 was largely the result of the cancellation of a one-off project with one of the Company’s large customers of approximately $2.4M.  The cancellation was not a reflection on the Company’s products but the result of a withdrawal of funding in conjunction with the federal government.  This cancellation was partially offset by a new project within the Company’s main business focus.  Additionally, a forecasted decrease of $250K in maintenance and technical support services was offset with an increase in the Company’s IT asset management services of $146K representing an increase of more than 27% growth in that business. The decrease in maintenance and technical support of more than 10% was due to the expiration of a service contract.

Cost of Revenues

Costs of revenues were $2,732,451 and $3,196,176 for the years ended December 31, 2016 and 2015, respectively. The decrease in 2016 cost of sales is due to the decrease in project revenue as well as in maintenance and technical support. The increase in cost of the IT asset management services is in line with the increase in revenue in this category but costs on some smaller sites of a large contract were proportionally larger which resulted in an overall higher cost of revenues in this business line.

Gross Profit

Gross Profits were $3,372,442 and $3,571,587 for the years ended December 31, 2016 and 2015, respectively. The decrease in 2016 resulted from the decrease in revenue by approximately the same percentage. Improving margins in the project business and lower costs overall in the maintenance and technical support areas resulted in a reduction of 6% in overall gross margin versus a reduction of 10% in overall revenues. More aggressive pricing in the award of a large contract that makes up much of the revenue in that business line, reduced the overall gross margins compared to the previous year.

Operating Expenses

Operating expenses for the years ended December, 2016 and 2015 were $5,116,548 and $5,798,895 respectively, a decrease of $682,347. The decrease in operating expenses was primarily due to a one-time impairment loss of $1,578,816 in 2015 because of the merger with Information Systems Associates, Inc. resulting in intangible assets being written off. Excluding this one-time charge, expenses related to operations were higher by $896,469.  This increase in expenses was a conscious decision by management to pre-invest in certain resources and skill-sets that would be necessary to continue the Company’s growth strategy.   Our expenses also increased as a result of additional professional fees related to operating as a public company and additional spending on resource tools purchased for the research and development department by the Company.

Loss Before Other Income (Expense)

The loss from operations for the years ended, December 31, 2016 and 2015 were $1,744,106 and $2,227,308, respectively. The decrease in loss from operations was due to a one-time impairment loss of $1,578,816 in 2015 because of the merger with Information Systems Associates from intangible assets write-off. Excluding this one-time, non-cash, charge, the loss from ongoing operations was increased by more than 21% because of lower revenues and a net increase in operating expenses.

Interest Expense

Interest expense for the years ended December 31, 2016 and 2015 were $561,174 and $744,343 respectively. The decrease in interest expense was primarily due to the Company converting most of its convertible notes into common stock during 2015 which gave rise to a net amount of $216,271 in onetime non-cash charges in connection with the conversions and associated warrant issuances.

Other Income

Other income for the years ending December 31, 2016 and 2015 was $7,766 and $861,973 respectively. The large amount in 2015 was primarily the result of the settlement of a previously charged contingent lawsuit liability of $1,411,650 which was settled in late 2015 for a fixed amount of $550,000, resulting in a gain of $861,650.

Net Loss

The net loss for the years ended December 31, 2016 and 2015 was $2,561,613 and $2,325,950 respectively. The $235,663 increase in net loss is primarily attributable to one-time, non-cash charges for a one-time impairment loss in 2015 of $1,578,816 because of the merger with Information Systems Associates, Inc. resulting from the write-off of intangible assets thereby offsetting the decrease in revenue and cost of revenue in 2016.  Net loss applicable to Common Stock was $2,567,533 in 2016 versus $2,325,950 in 2015, an increase of $241,583. The loss in 2016 included a charge for Preferred Stock Dividends of $5,920. Net loss per common share was $0.04 and $0.04 for the years ended December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Cash flows used in operating activities for the years ended December 31, 2016 and 2015 were $1,840,290 and $2,116,481, respectively. Cash flows used in operations for the years ended December 31, 2016 and 2015 were due primarily to the net operating losses for the years. The net losses in 2016 were offset by approximately $996,343 in net non-cash charges, plus $275,020 negative variance in changes in assets and liabilities.

Cash flows used in investing activities for the years ended December 31, 2016 and 2015 were $35,415 and $75,236, respectively representing less investments in certain assets during 2016.

Cash flows provided by financing activities for the years ended December 31, 2016 and 2015 were $1,909,952 and $2,246,411, respectively. Cash flows from financing activities during 2016 were primarily attributable to proceeds from the issuances of new notes payable and related party notes, partially offset by repayments of existing notes and short term credit facilities. Cash flows from financing activities during 2015 were primarily from proceeds of new notes payable partially offset by repayment of existing notes and short term credit facilities.

Since inception, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. As of March 29, 2017, we had cash on hand of approximately $145,000. We have approximately $131,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

As previously disclosed, on March 31, 2016, we entered into a Securities Purchase Agreement with an accredited investor for non-convertible debt financing in the gross amount of $1.8 million less a 5% original issue discount.  We closed the debt financing on April 1, 2016.

On December 20, 2016, we entered a bridge financing Securities Purchase Agreement with an accredited investor for non-convertible debt financing in the amount up to $2,500,000.  Our first draw was in the amount of $575,000 net of an OID of $30,263.  The loan agreement contemplates a series of corporate actions leading to the Company raising $10 million in a registered offering. The loan is payable on the earlier of May 15, 2017 or the third business day after the closing of the Public Pursuant to the Note, the lender is obligated to provide the Company an additional $925,000 advance under the Note in tranches, as certain milestones, contained within the Note, are achieved. The lender may make further advances of up to $1,000,000 under the Note, in such amounts and at such times as the Parties may agree.  Although the note is not convertible per se, if the Company fails to repay the balance due under the Note when due, the lender has the right to convert all or any portion of the outstanding Note into shares of Common Stock, subject to the terms and conditions set forth in the Note.  All amounts due under the Note become immediately due and payable upon the occurrence of an event of default as set forth in the Note.

Because of the growing nature of the business, we project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $3 million for the year of 2017, which we anticipate will be funded through equity instruments related to a registered offering.

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

Our auditor has expressed substantial doubt regarding our ability to continue as a going. Management is unable to predict if and when we will be able to generate positive cash flow. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. If we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing soon, we may seek protection under bankruptcy laws.

Off Balance Sheet Arrangements

We have no-off balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of assets acquired and liabilities assumed in business combinations, valuation of intangible and other long-lived assets, estimates of percentage completion on projects and related revenues, valuation of stock-based compensation, valuation of derivatives, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards and valuation of loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition and Contract Accounting

The Company generates revenue from three sources: (1) Project Revenue; (2) Maintenance and Technical Support and (3) IT Asset Management (consulting and auditing).

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

The Company’s IT asset management business generates revenues from three sources: (1) Professional Services (consulting and auditing); (2) Software licensing with optional hardware sales and (3) Customer Service (training and maintenance support).

For sales arrangements that do not involve multiple elements:

(1)

Revenues for professional services, which are of short-term duration, are recognized when services are completed;

(2)

For all periods reflected in this report, software license sales have been one time sales of a perpetual license to use our software product and the customer also has the option to purchase third party manufactured handheld devices from us if they purchase our software license. Accordingly, the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer;

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

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment, and other long-lived assets in accordance with FASB ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-34 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report.  Based upon such evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth in the framework contained in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report based on those criteria.

Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9b. Other Information.

None

PART III

Item 10. Directors, Executive Officers And Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected or his earlier resignation, removal or disqualification. There are two vacancies on our Board of Directors (“Board”). The officers of the Company are elected by the Board.

Name	Age	Position
Gianni B. Arcaini	68	Chairman, Chief Executive Officer, President
Adrian G. Goldfarb	59	Chief Financial Officer, Executive Vice President and Director
John F. Andrews(1)	63	Chief Operating Officer, Executive Vice President
Alfred J. (Fred) Mulder(2)	74	Director

(1)

On March 17, 2017, Mr. John F. Andrews was appointed Chief Operating Officer and Executive Vice President of the Company, with an amended start date of March 27, 2017. Additionally, on the same date, Mr. Andrews was appointed President and Chief Operating Officer of Duos Technologies, Inc., a wholly owned subsidiary of the Company, with an amended start date of March 27, 2017.

(2)	Chairman of the Compensation Committee and member of the Audit Committee.

Gianni B. Arcaini, Chairman, Chief Executive Officer and President

Mr. Arcaini, has been the Chairman of the Board, Chief Executive Officer and President since April 1, 2015, and held the same positions with our subsidiary, Duos Technologies, Inc. since 2002. Prior to his involvement with Environmental Capital Holdings, Inc., a predecessor of the Company, Mr. Arcaini spent over 10 years in various executive capacities with Robex International, a joint venture of Royal Volker Stevin, Royal Bijenkorf and the Westland Utrecht Bank, ultimately acquiring the Robex International in a management buyout after having expanded its operations into the United States.

Mr. Arcaini completed his early education at a Jesuit Boarding school in Austria and Germany, and graduated from a state business school in Frankfurt, Germany. He is fluent in German, Dutch, Italian, Spanish and English.

The Board believes Mr. Arcaini has significant experience in the Company’s industry, a deep knowledge of our business and customers and contributes a perspective based on his many years of involvement with our company which will be of great value to the Company as it grows. Mr. Arcaini is also the visionary leader of the Company and is personally involved in creating the initial design of our technologies prior to implementation by our research and development teams.

Adrian G. Goldfarb, Chief Financial Officer, Executive Vice President and Director

Mr. Goldfarb, has served as a Director since April 2010. Effective July 1, 2012, he was appointed as President and Chief Financial Officer. Mr. Goldfarb also currently serves as a non-Executive Chairman of Gelstat Corporation, public company engaged in the development, manufacturing and marketing of homeopathic and natural supplements. Mr. Goldfarb is a 35-year technology industry veteran including more than 25 years in information technology. Mr. Goldfarb graduated “cum laude” with a business degree specializing in Finance from Rutgers University, Newark, NJ.

The Board believes Mr. Goldfarb’s significant experience in financial stewardship of small public companies will be of great value to the Company as it grows.

John F. Andrews, Chief Operating Officer, Executive Vice President

Mr. Andrews is a senior executive with abusiness experience that has spanned multiple industries including telecommunications, healthcare, transportation and information technology. From 2013 to present, Mr. Andrews serves as the Chief Operating Officer of the Girl Scouts of Gateway Council (the “Council”). In this role, Mr. Andrews developed and executed a multi‐year turnaround plan for the Council. Concurrently, from 2011 to 2016, Mr. Andrews served as a member of the Board of Directors and as Head of Sales of ShipXpress Inc., a SAAS based logistics software company. In this role, he was a key principal in the process of the sale of the company to General Electric on September 1, 2016. From 2009 to 2011, Mr. Andrews served as the Chief Executive Officer and a member of the Board of Directors of Varsity Media Group. In this role, Mr. Andrews was responsible for completing the acquisition of Wireless Grids Corp. and commercializing certain software based intellectual property owned by the company. Formerly, Mr. Andrews served as the Chief Information Officer and Senior Vice President of Train Control of CSX Corporation, and as President of CSX Technologies, Inc. In this role, Mr. Andrews was responsible for all of the company’s information technology and train control infrastructure, systems and applications.

Mr. Andrews holds a Masters in Business Administration from the University of Puget Sound and a Bachelor of Arts from Whitworth University.

Alfred J. (Fred) Mulder, Director

Mr. Mulder was appointed as a Director on April 1, 2015 and serves as both the Chairman of the Compensation Committee and member of the Audit Committee. From June 2006 to April 2015, he served as a Director with our subsidiary Duos Inc. He is an independent consultant (M&A / Corporate Finance) and investor in various companies in the USA and Europe, including duostech.  Between 2001 and 2013, Mr. Mulder served as Executive Chairman of the Board of LBI International N.V. and from 2009 until 2014 as non-executive member of the board of W.P. Stewart in New York. He also serves as Chairman of the Investment Committee of Nethave N.V. (ICT Technology), Berghave N.V. (Turnaround/reshaping funding) and the Pension Fund of Radio Holland N.V. In 1993, Mr. Mulder was co-founder and became Chairman and Managing Director of Greenfield Capital Partners N.V., an independent private equity and corporate finance group headquartered in The Netherlands. From 1981 to 1993, he held positions of Managing Director, Chief Executive Officer of Transmark Holding B.V. and Managing Director of Pon Holdings B.V. and subsequently was a non-executive board member of companies such as HAL Investments N.V. (the holding company of Holland America Line), Pon Holdings B.V., and Transmark Holding B.V., Meulenhoff en Co N.V., SAIT Radio Holland SA, Lacis Communication N.V., Meijn Processing Industrie B.V., and CapCorp Investments N.V.

Mr. Mulder obtained his PMD in 1973 from the Harvard Business School, with special emphasis on Marketing and Corporate Strategy.

The Board believes Mr. Mulder’s extensive background in international business will allow him to assist the Company as it grows.  Mr. Mulder serves as a liaison with the Company’s European based shareholders.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition and Director Independence

As of the date of this prospectus, our board of directors consists of three members: Mr. Gianni B. Arcaini, Mr. Adrian G. Goldfarb, and Alfred J. (Fred) Mulder. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. Based on such review and its understanding of such relationships and transactions, our board affirmatively determined that Alfred J. (Fred) Mulder is qualified as independent and that he does not have any material relationship with us that might interfere with his exercise of independent judgment.

Board Committees

We have established an audit committee and a compensation committee. Each committee has its own charter. Each of the board committees has the composition and responsibilities described below.

Audit Committee

Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the “Exchange Act”). As previously disclosed, after the recent resignations of Mr. Gijs van Thiel and Mr. Joseph Glodek, only Alfred J. (Fred) Mulder is a member of the Audit Committee. Mr. Mulder is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our board has determined that no one is currently an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. The Board intends to appoint two additional members to the audit committee one of which shall serve as the chair and an audit committee financial expert prior to the effectiveness of the registration statement of which this prospectus forms a part.

The Audit Committee oversees our accounting and financial reporting processes and oversee the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include, but are not limited to:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•	discussing our risk management policies;
•	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;
•	meeting independently with our independent registered public accounting firm and management;
•	reviewing and approving or ratifying any related person transactions; and
•	preparing the audit committee report required by SEC rules.

Compensation Committee

As previously disclosed, after the recent resignation of Mr. Gijs van Thiel and Mr. Joseph Glodek, only Alfred J. (Fred) Mulder is a member of the Compensation Committee. Mr. Mulder is “independent” within the meaning of the NASDAQ Stock Market Rules. Mr. Mulder qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers. Mr. Mulder serves as Chairman of our Compensation Committee.  The Board will appoint two additional members to the Compensation Committee prior to the effectiveness of the registration statement to which this prospectus forms a part.

The Committee’s compensation-related responsibilities include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;
•	reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;
•

determining the need for and the appropriateness of employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or board of directors;

•	providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;
•

reviewing our incentive compensation and other equity-based plans and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;

•	reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and
•	selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

Nominating and Corporate Governance Committee

We do not currently have a standing Nominating and Corporate Governance Committee. The Board intends to form a Nominating and Corporate Governance Committee prior to the effectiveness of the registration statement of which this prospectus forms a part.  Each such member of the committee will be “independent” within the meaning of the NASDAQ Stock Market Rules. The purpose of the Nominating and Corporate Governance Committee will be to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. The Board intends to appoint three members to the committee prior to the effectiveness of the registration statement of which this prospectus forms a part.

It is anticipated that the Committee’s responsibilities include:

•	recommending to the board of director’s nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board;
•	considering candidates proposed by stockholders in accordance with the requirements in the Committee charter;
•	overseeing the administration of the Company’s Code of Ethics;
•	reviewing with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;
•

the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;

•	recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;
•	overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively;
•	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

Item 11. Executive Compensation.

The following table sets forth the total compensation received for services rendered in all capacities to our Company for the last two fiscal years, which was awarded to, earned by, or paid to our Chief Executive Officer, Chief Financial Officer and our former Chief Executive Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock ($)		Other Comp. ($)		Total ($)

Gianni B. Arcaini, Chairman of the Board, Chief Executive Officer, President, Director	2016	226,600		61,000	(1)			24,154	(2)	311,754
	2015	226,600		67,960	(1)			24,154	(2)	318,714

Adrian G. Goldfarb, Chief Financial Officer, Director	2016	142,500								142,500
	2015	110,992				33,879	(3)	18,343	(4)	163,214

Joseph P. Coschera, Former Chief Executive Officer, Former Director	2016	—		—		—		—		—
	2015	20,192	(5)			33,879				54,071

———————

(1)

Represents an amount equal to 1% of annual revenues to which Mr. Arcaini is entitled under the terms of his employment, which is being deferred until the company has sufficient working capital to pay this amount.  Since 2008, in an effort to conserve cash flow, all amounts payable to Mr. Arcaini in respect of this entry have been deferred and as of December 31, 2016, the aggregate deferred amount owing is $681,381 including accrued interest.

(2)	Comprised of $18,000 per annum car allowance and $6,154 in Company paid membership dues and subscriptions.
(3)	Represents the fair value on the grant date of 85,000 shares of the Company common stock issued to Mr. Goldfarb on March 31, 2015 owed to him upon the effectiveness of the reverse triangular merger.

(4)	Represents taxes paid by Company as compensation for converting $58,000 of deferred salary into Company stock at $0.40 per share
(5)	Mr. Coschera resigned as Chief Executive Officer and Director as of April 1, 2015, upon the effectiveness of the Merger.

Outstanding Equity Awards at December 31, 2016

There were no outstanding equity awards to any of our Named Executive Officers during the year ended December 31, 2016.

2016 Equity Plan

On March 11, 2016, the Board adopted the plan and the shareholders approved the plan during the annual shareholders meeting on April 21, 2016.  On May 27, 2016, the Company filed a registration statement for the securities planned to be issued under the plan which became effective at that date.

The 2016 Equity Incentive Plan (the “2016 Plan”) provides for the issuance of up to 8,000,000 shares of our common stock. The purpose of the Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders.

Administration

The 2016 Plan is administered by the Compensation Committee of the Board, which currently consists of two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m). Among other things, the compensation committee has complete discretion, subject to the express limits of the 2016 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2016 Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the 2016 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

Grant of Awards; Shares Available for Awards

The 2016 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. We have reserved a total of 8 million shares of common stock for issuance as or under awards to be made under the 2016 Plan. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2016 Plan.

Currently, there are eleven identified employees (including two executive officers and directors), three non-employee directors, and up to thirty other current or future staff members who would be entitled to receive stock options and/or shares of restricted stock under the 2016 Plan. Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the 2016 Plan as well. As of the date of this report, no options have been granted to eligible participants.

Stock Options

The 2016 Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”); the stockholders approved the 2016 Plan at the annual meeting as previously described. Stock options may be granted on such terms and conditions as the compensation committee may determine; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of the Company’s common stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of our company or a parent or subsidiary of our company). ISOs may only be granted to employees. In addition, the aggregate fair market value of our common stock covered by one or more ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

Stock Appreciation Rights

A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying common stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, stock options granted under the 2016 Plan. A SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the common stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that is not granted in tandem with a stock option is exercisable at such times as the compensation committee may specify.

Performance Shares and Performance Unit Awards

Performance share and performance unit awards entitle the participant to receive cash or shares of our common stock upon the attainment of specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values.

Restricted Stock Awards and Restricted Stock Unit Awards

A restricted stock award is a grant or sale of common stock to the participant, subject to our right to repurchase all or part of the shares at their purchase price (or to require forfeiture of such shares if issued to the participant at no cost) in the event that conditions specified by the compensation committee in the award are not satisfied prior to the end of the time period during which the shares subject to the award may be repurchased by or forfeited to us. Our restricted stock unit entitles the participant to receive a cash payment equal to the fair market value of a share of common stock for each restricted stock unit subject to such restricted stock unit award, if the participant satisfies the applicable vesting requirement.

Unrestricted Stock Awards

An unrestricted stock award is a grant or sale of shares of our common stock to the participant that is not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to the Company or an affiliate or for other valid consideration.

Amendment and Termination

The compensation committee may adopt, amend and rescind rules relating to the administration of the 2016 Plan, and amend, suspend or terminate the 2016 Plan, but no such amendment or termination will be made that materially and adversely impairs the rights of any participant with respect to any award received thereby under the 2016 Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. We have attempted to structure the 2016 Plan so that remuneration attributable to stock options and other awards will not be subject to the deduction limitation contained in Code Section 162(m).

Director Compensation

Each independent director is entitled to receive $15,000 per annum for service on our Board in 2016. In addition, Chairmen of committees are awarded an additional $5,000 per annum in compensation in connection with their service in such capacity.

The following table summarizes data concerning the compensation of our non-employee directors for the year ended December 31, 2016.

Director Name	Fees Earned or Paid in Cash (1)	Total
Gijs van Thiel(2)	20,000	20,000
Joseph S. Glodek(3)	15,000	15,000
Alfred J. (Fred) Mulder	20,000	20,000

———————

(1)

The Company and the Board agreed that the fee owed to the members for the first 12 months of service would be payable in stock valued at fair market value.

(2)

Gjis van Thiel resigned as a director on December 30, 2016.

(3)

Joseph Glodek resigned as a director on January 19, 2017.

Employment Agreement with Gianni B. Arcaini

Prior to the effectiveness of the Merger, DTI and Gianni B. Arcaini entered into an employment agreement (the “Arcaini Employment Agreement”) dated May 1, 2003, as subsequently amended on February 10, 2004 and February 12, 2007, pursuant to which Mr. Arcaini served as Chief Executive Officer, President and Chairman of DTI. The Arcaini Employment Agreement has continued in effect following the Merger. Under the agreement, Mr. Arcaini is paid an annual salary of $226,600 and a car allowance of $18,000 per annum.  In addition, as incentive based compensation, Mr. Arcaini is entitled to 1% of annual gross revenues of DTI.  However, in order to conserve cash flow, since January 2008, Mr. Arcaini has been deferring a part of his compensation and, as of December 31, 2016, such deferred amount including accrued interest totaled an aggregate of $681,381. The Arcaini Employment Agreement had an initial term that extended through April 30, 2006, subject to renewal for successive one-year terms unless either party gives notice of that party’s election to not renew to the other at least 60 days prior to the expiration of the then-current term.  The Arcaini Employment Agreement remains in effect through December 31, 2017. The Arcaini Employment Agreement contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect. It is anticipated that Mr. Arcaini’s compensation terms will be revisited in the future by the Compensation Committee of the Company’s Board.

Potential Payments upon Change of Control or Termination following a Change of Control

Our employment agreement with Mr. Arcaini, our Chief Executive Officer, provides incremental compensation in the event of termination, as described herein. Generally, we currently do not provide any severance specifically upon a change in control nor do we provide for accelerated vesting upon change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 29, 2017, our authorized capitalization was 500,000,000 shares of common stock $0.001 par value per share. As of the same date, there are 66,220,698 shares of our common stock issued and outstanding. Our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of March 29, 2017, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned. The address of our directors and officers is c/o Duos Technology Group, Inc., at 6622 Southpoint Drive S., Suite 310, Jacksonville, Florida 32216.

Name and Address of Beneficial Owner(4)	Outstanding Common Stock(6)	Percentage of Ownership of Common Stock(5)
5% Beneficial Shareholders
De Hoge Noot BV(1)	17,074,610	25.8%
Alain Hirschler	5,225,333	7.9%
Michiel Hirschler	6,375,424	9.7%
Justin W. Keener	5,087,718	7.7%
5% Beneficial Shareholders as a Group	28,675,367	43.4%

Officers and Directors
Gianni B. Arcaini(2)	4,698,773	7.2%
Adrian G. Goldfarb	165,600	* %
Alfred J. (Fred) Mulder	381,206	* %
Joseph P. Coschera(3)	31,000	* %
John F. Andrews(6)	0	0%
Officers and Directors as a Group (5 persons)	5,276,579	8%

———————

*Denoted less than 1%

(1)

To the best of our knowledge, the natural person or persons who hold voting and dispositive control over the shares beneficially owned by De Hoge Noot BV is Mr. Willem van Kooten, a resident of Hilversum, The Netherlands.

(2)	These shares are held by Robex International, Inc., a Florida corporation (“Robex”). Mr. Arcaini owns 95% of Robex and has sole dispositive voting power over such shares.
(3)

Mr. Coschera resigned as Chief Executive Officer and Director as of April 1, 2015, upon the effectiveness of the Merger. Mr. Coschera continues as an employee of the Company but no longer holds an executive position.

(4)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(5)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

(6)	Mr. John F. Andrews was appointed as a member of the Board on March 17, 2017, with an amended start date of March 27, 2017.

Item 13. Certain Relationships and Related Transactions, and Directors Independence.

On August 1, 2012 the Company entered into independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida company, owned by our Chief Technology Officer, David Ponevac.  The Services Agreement provides that Luceon will provide support services including management, coordination or software development services and related services to Duos from time to time.

On March 10, 2015, the Company received a $100,000 loan from Michiel Hirschler, who owns greater than 5% of the Company’s common stock. The note accrues interest at the rate of 12% per annum and was repayable on or before December 15, 2015. The Company and shareholder agreed to convert the principal amount and accrued interest for a total of $107,627 to common stock effective October 28, 2015 for 358,758 shares of common stock at $0.30 per share. The Company recorded a loss on conversion in the amount of $35,876.

On April 8, 2015, the Company received a $310,000 loan from De Hoge Noot, who owns greater than 5% of the Company’s common stock. The note accrues interest at the rate of 6% per annum and was repayable on or before October 31, 2015. There was accrued interest balance of $8,616 as of September 30, 2015. The Company and shareholder replaced the note with a promissory new note in the face amount of $320,166, which includes principal and accrued interest through October 31, 2015. Repayment has been fixed at eleven monthly payments of $27,750 plus one final payment of $27,007 (including interest of 6%) beginning on or before December 31, 2015. As of December 31, 2016, the Company is nine payments in arrears and the outstanding balance was $226,936.  The outstanding balance at December 31, 2015 was $294,056.

On January 24, 2016, the wife of the CEO loaned the Company an additional $20,000 at an annual percentage rate of 8% and repayable by the Company when sufficient funds are available.  The total principal due at December 31, 2016 and 2015 was $56,500 and $36,500, respectively.

On January 28, 2016, the CFO loaned the Company $30,000, accruing interest at 8% per annum which is repayable by the Company when sufficient funds are available.  At December 31, 2016 and 2015, the outstanding loan balance was $31,973 and $7,841, respectively.

On July 19, 2016, the Company received a $60,000 loan less fees of $75 for a related party loan with proceeds of $59,925 from the Company’s CEO.  The promissory note carries an annual interest rate of 7.99% with a monthly installment payment of $1,052 through July 19, 2022.  As of December 31, 2016, the outstanding balance was $56,613.

On August 11, 2016, the Company received an $111,645 loan from Michiel Hirschler, who owns greater than 5% of the Company’s common stock.  The note accrues interest at the rate of 8% per annum and is repayable on or before February 11, 2017.  As of December 31, 2016, the outstanding balance was $105,219.

Policy on Future Related Party Transactions

The Company requires that any related party transactions must be approved by a majority of the Company’s independent directors.

Item 14. Principal Accountant Fees and Services.

Fees Billed for Audit and Non-Audit Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Salberg & Company, P.A.

	2016	2015

Audit Fees (1)	$88,600	$83,600
Audit-Related Fees (2)	9,100	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$97,700	$83,600

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

(4) All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

4.1

Common Stock Purchase Warrant, dated December 20, 2016, issued by the Company in favor of JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as exhibit 4.1 with SEC on December 23, 2016)

10.1

Securities Purchase Agreement, dated December 21, 2016, between JMJ Financial and the Company (incorporated herein by reference to the Current Report on Form 8-K filed as exhibit 10.1 with the SEC on December 23, 2016)

10.2

Promissory Note, dated December 20, 2016, issued by the Company in favor of JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 with the SEC on December 23, 2016)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: March 30, 2017	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: March 30, 2017	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer
Date: March 30, 2017	By:	/s/ Connie L. Weeks
Connie L. Weeks Chief Accounting Officer

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gianni B. Arcaini	Chairman and Chief Executive Officer	March 30, 2017
Gianni B. Arcaini

/s/ Adrian G. Goldfarb	Chief Financial Officer	March 30, 2017
Adrian G. Goldfarb	(Principal Financial Officer) and Director

/s/ Alfred J. (Fred) Mulder	Director	March 30, 2017
Alfred J. (Fred) Mulder

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Duos Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of Duos Technologies Group, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duos Technologies Group, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $2,561,613 and cash used in operating activities of $1,840,290 in 2016. At December 31, 2016, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $4,132,660, $5,523,188 and $23,518,709, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 30, 2017

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash	$174,376	$140,129
Accounts receivable	256,989	452,235
Costs and estimated earnings in excess of billings on uncompleted contracts	476,673	421,116
Prepaid expenses and other current assets	135,964	165,095

Total Current Assets	1,044,002	1,178,575

Property and equipment, net	66,491	72,544

OTHER ASSETS:
Patents and trademarks, net	51,423	57,006
Total Other Assets	51,423	57,006

TOTAL ASSETS	$1,161,916	$1,308,125

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2016	2015

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$842,787	$1,014,711
Accounts payable - related parties	40,136	30,070
Commercial insurance/office equipment financing	46,368	44,024
Notes payable - related parties	577,716	486,964
Notes payable	87,210	196,608
Convertible notes payable, including premiums	193,950	193,950
Warrant derivative liability	793,099	—
Line of credit	38,019	40,216
Payroll taxes payable	444,476	296,215
Accrued expenses	1,218,105	1,002,820
Billings in excess of costs and estimated earnings on uncompleted contracts	219,625	303,064
Deferred revenue	675,171	908,206
Contingent lawsuit payable	—	550,000

Total Current Liabilities	5,176,662	5,066,848

Notes payable, net of discounts	1,206,522	—

Total Liabilities	6,383,184	5,066,848

Series A redeemable convertible cumulative preferred stock, $10 stated value per share,
500,000 shares designated,
29,600 shares issued and outstanding at December 31, 2016
($301,920 liquidation value)	301,920	—

Commitments and Contingencies (Note 10)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value,
10,000,000 authorized, 9,500,000 available to be designated	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized
66,220,698 and 64,777,621 shares issued and outstanding at
December 31, 2016 and December 31, 2015, respectively	66,221	64,778
Additional paid-in capital	18,077,300	17,127,675
Total paid-in-capital	18,143,521	17,192,453
Accumulated deficit	(23,518,709)	(20,951,176)
Sub-total	(5,375,188)	(3,758,723)
Less: Treasury stock (114,793 shares of common stock)	(148,000)	—
Total Stockholders' Deficit	(5,523,188)	(3,758,723)

Total Liabilities and Stockholders' Deficit	$1,161,916	$1,308,125

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2016	2015

REVENUES:
Project	$3,200,182	$3,758,653
Maintenance and technical support	2,230,633	2,481,183
IT asset management services	674,078	527,927

Total Revenues	6,104,893	6,767,763

COST OF REVENUES:
Project	1,580,665	2,051,969
Maintenance and technical support	785,872	958,995
IT asset management services	365,914	185,212

Total Cost of Revenues	2,732,451	3,196,176

GROSS PROFIT	3,372,442	3,571,587

OPERATING EXPENSES:
Selling and marketing expenses	278,264	254,083
Salaries, wages and contract labor	3,370,191	2,586,735
Research and development	271,950	216,806
Professional fees	306,458	256,111
General and administrative expenses	889,685	906,344
Impairment loss on intangible assets and goodwill acquired	—	1,578,816

Total Operating Expenses	5,116,548	5,798,895

LOSS FROM OPERATIONS	(1,744,106)	(2,227,308)

OTHER INCOME (EXPENSES):
Interest Expense	(561,174)	(744,343)
Loss on settlement of debt	—	(216,271)
Warrant derivative gain (loss)	(264,099)	—
Other income, net	7,766	861,973

Total Other Income (Expense)	(817,507)	(98,641)

NET LOSS	(2,561,613)	(2,325,950)

Series A preferred stock dividends	(5,920)	—

Net loss applicable to common stock	$(2,567,533)	$(2,325,950)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic & Diluted	$(0.04)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	65,925,944	61,250,974

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Year Ended December 31, 2016

	Common Stock		Additional	Accumulated
	# of Shares	Amount	Paid-in-Capital	Deficit	Treasury Stock	Total

Balance December 31, 2014	57,738,209	$57,738	$13,517,159	$(18,625,226)	$—	$(5,050,329)

Common stock issued upon conversion of convertible debt	3,818,563	3,819	2,254,252	—	—	2,258,071
Common stock issued for settlement of accounts payable	50,000	50	16,750	—	—	16,800
Common stock deemed issuance to ISA shareholders related to reverse merger (see Note 13)	1,246,870	1,247	392,682	—	—	393,928
Common stock issued for services	237,265	237	136,373	—	—	136,610
Officer salary settled for common stock	141,205	141	56,341	—	—	56,482
Exchange of warrants for common stock	34,350	34	3,048	—	—	3,082
Warrants issued with convertible debt	—	—	30,722	—	—	30,722
Promissory notes settled by issuance of common stock	1,511,159	1,511	609,291	—	—	610,802
Reclassification of convertible note premiums upon conversion of debt	—	—	111,058	—	—	111,058
Net Loss for the year ended December 31, 2015	—	—	—	(2,325,950)		(2,325,950)
Balance December 31, 2015	64,777,621	$64,778	$17,127,675	$(20,951,176)	$—	$(3,758,723)

Common stock issued for services	1,440,977	1,441	349,659	—	—	351,100
Exchange of warrants for common stock	2,100	2	628	—	—	630
Warrants issued for services	—	—	90,036	—	—	90,036
Warrants issued with debt	—	—	509,303	—	—	509,303
Common stock repurchased	—	—	—	—	(148,000)	(148,000)
Series A preferred stock dividends	—	—	—	(5,920)	—	(5,920)
Net Loss for the year ended December 31, 2016	—	—	—	(2,561,613)	—	(2,561,613)
Balance December 31, 2016	66,220,698	$66,221	$18,077,300	$(23,518,709)	$(148,000)	$(5,523,188)

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
Cash from operating activities:
Net loss	$(2,561,613)	$(2,325,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,051	44,411
Gain on settlement of accounts payable/note conversion	—	(27,194)
Stock and warrants issued for services	90,036	58,775
Amortization of debt discounts	243,427	—
Loss on settlement of debt	—	243,465
Amortization of stock based prepaid consulting fees	351,100	41,126
Loss related to warrants exchanged for stock	630	3,082
Impairment loss	—	1,578,816
Warrant derivative loss	264,099	—
Changes in assets and liabilities:
Accounts receivable	195,246	(134,301)
Costs and estimated earnings on uncompleted contracts	(55,557)	(202,807)
Prepaid expenses and other current assets	252,282	(35,526)
Accounts payable	(221,379)	(657,920)
Accounts payable-related party	10,066	(23,052)
Payroll taxes payable	148,261	(303,966)
Accrued expenses	262,535	294,117
Contingent lawsuit liability	(550,000)	(861,650)
Billings in excess of costs and earnings on uncompleted contracts	(83,439)	149,281
Deferred revenue	(233,035)	42,812

Net cash used in operating activities	(1,840,290)	(2,116,481)

Cash flows from investing activities:
Cash acquired in acquisition	—	1,346
Purchase of patents/trademarks	(70)	(10,420)
Purchase of fixed assets	(35,345)	(66,162)

Net cash used in investing activities	(35,415)	(75,236)

Cash flows from financing activities:
Proceeds from issuance of series A preferred stock	296,000	—
Proceeds from borrowings under convertible notes and other debt	—	1,730,772
Proceeds from bank line of credit	—	40,216
Repurchase common stock	(148,000)	—
Proceeds from related party notes	221,570	464,464
Repayments of related party notes	(130,818)	—
Proceeds (repayments) of insurance and equipment financing	(220,800)	10,959
Repayments of notes payable	(155,000)	—
Proceeds of notes payable, net of $358,263 cash fees	2,047,000	—

Net cash provided by financing activities	1,909,952	2,246,411

Net decrease in cash	34,247	54,694
Cash, beginning of period	140,129	85,435
Cash, end of period	174,376	140,129

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended
	December 31,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$245,134	$59,398
Taxes paid	$10,149	$3,136

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued upon conversion of convertible debt	$—	$2,258,071
Common stock issued for prepaid consulting services	$351,100	$—
Common stock issued to settle notes payable and accrued interest	$—	$610,802
Common stock issued to settle accounts payable	$—	$16,800
Common stock issued for accrued salary	$—	$56,482
Reclassification of put premium liability on convertible notes to paid-in capital	$—	$111,058
Increase in debt discount and paid-in capital for warrants issued with debt	$791,303	$30,722
Note issued for financing of insurance premiums	$223,154	$—
Accrued dividends	$5,920	$—

Liabilities assumed in share exchange	$—	$1,186,234
Less: assets acquired in share exchange	—	(1,347)
Net liabilities assumed	—	1,184,887
Fair value of shares exchanged	—	393,929
Increase intangible assets	$—	$1,578,816

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of assets acquired and liabilities assumed in business combinations, valuation of intangible and other long-lived assets, estimates of percentage completion on projects and related revenues, valuation of stock-based compensation, valuation of derivatives, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards and valuation of loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be a cash equivalent. There were no cash equivalents at December 31, 2016 or 2015.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at December 31, 2016 and 2015.

Significant Customers and Concentration of Credit Risk

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2016, four customers accounted for 21%, 19%, 16% and 11% of revenues.  For the year ended December 31, 2015, four customers accounted for 22%, 21%, 20% and 14% of revenues.

At December 31, 2016, three customers accounted for 50%, 26% and 14% of accounts receivable.  At December 31, 2015, three customers accounted for 33%, 27% and 24% of accounts receivable.

Geographic Concentration

Approximately 20.89% and 1.73% of revenue in 2016 and 2015, respectively, is generated from customers outside of the United States.

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment.  The Company uses a Monte Carlo based simulation model to compute the fair value of its embedded derivative instruments. Some of the more significant inputs to our fair value model that, if changed, might produce a significantly higher or lower fair value measurement of the Company’s derivative liabilities include the expected volatility, expected term and the stock price on the valuation date.

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

DECEMBER 31, 2016 AND 2015

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment (three to five years). When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations. Leasehold improvements are expensed over the shorter of the term of our lease or their useful lives.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment, and other long-lived assets in accordance with FASB ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Accrual of Legal Costs Associated with Loss Contingencies

The Company expenses legal costs associated with loss contingencies, as incurred.

Product Warranties

The Company has a 90 day warranty period for materials and labor after final acceptance of all projects. If any parts are defective they are replaced under our vendor warranty which is usually 12-36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of December 31, 2016 and 2015, management considers all final acceptance terms have been met; therefore no accrual of warranty reserves has been  made.

Loan Costs

Loan costs paid to lenders or third-parties are recorded as debt discounts to the related loans and amortized to interest expense over the loan term.

Sales Returns Liabilities

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

DECEMBER 31, 2016 AND 2015

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

The Company’s IT asset management business generates revenues from three sources: (1) Professional Services (consulting and auditing); (2) Software licensing with optional hardware sales and (3) Customer Service (training and maintenance support).

For sales arrangements that do not involve multiple elements:

(1)

Revenues for professional services, which are of short-term duration, are recognized when services are completed;

(2)

For all periods reflected in this report, software license sales have been one time sales of a perpetual license to use our software product and the customer also has the option to purchase third party manufactured handheld devices from us if they purchase our software license. Accordingly, the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer;

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

DECEMBER 31, 2016 AND 2015

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

Advertising

The Company expenses the cost of advertising. During the years ended December 31, 2016 and 2015, there were no advertising costs.

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

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2016, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2013, 2014 and 2015 remain open for potential audit.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At December 31, 2016 and 2015, outstanding warrants to purchase an aggregate of 24,858,346 and 609,340, respectively, shares of common stock and 4,294,730 and 734,047, respectively, shares of common stock issuable upon conversion of convertible debt and at December 31, 2016, 1,677,333 shares issuable upon conversion of Series A preferred stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

Segment Information

The Company operates in one reportable segment.

Reclassifications

Certain amounts in the 2015 balance sheet have been reclassified from accounts payable to accrued expenses to conform to the 2016 presentation.  This reclassification increased accrued expenses in 2015 by $47,250 and decreased accounts payable by the same amount.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,561,613 in 2016.  During the same period, cash used in operating activities was $1,840,290. The working capital deficit, stockholders’ deficit and accumulated deficit as of December 31, 2016 were $4,132,660, $5,523,188 and $23,518,709. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On December 20, 2016, the Company signed a Securities Purchase Agreement and Promissory Note in the aggregate principal amount of up to $2,500,000 of which $575,000 was remitted by the investor upon signing.  The Company can draw further amounts upon achieving certain milestones related to a planned registered raise of at least $10M. Concurrently, the Company signed an investment banking engagement for the purposes of raising sufficient capital, expected to be $10M, to fund the Company’s working capital deficit and provide sufficient funding to further the Company’s growth objectives.  (See Note 18).

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability. Ultimately however, the continuation of the Company as a going concern is dependent upon the ability of the Company to execute the plan described above, generate sufficient revenue and to attain profitable operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at December 31, 2016 and 2015:

	2016	2015
Accounts Receivable	$256,989	$452,235
Allowance for doubtful accounts	—	—
	$256,989	$452,235

There was bad debt expense related to accounts receivable of $70,248 and $0 in 2016 and 2015, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follow at December 31, 2016 and 2015:

	2016	2015
Furniture, fixtures and equipment	$1,136,003	$1,100,658
Less: Accumulated depreciation	(1,069,512)	(1,028,114)
	$66,491	$72,544

Total depreciation in 2016 and 2015 was $41,398 and $38,501, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

	2016	2015
Patents and trademarks	$267,205	$267,135
Less: Accumulated amortization	(215,782)	(210,129)
	$51,423	$57,006

Total amortization of patents in 2016 and 2015 was $5,653 and $5,910 respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$25,075	9.75%	$21,325	9.75%
Third Party - Insurance Note 2	9,861	10.00%	11,277	9.75%
Third Party - Insurance Note 3	—	8.05%	—	8.66%
Third Party - Insurance Note 4	11,432	9.24%	11,422	8.99%
Total	$46,368		$44,024

The Company entered into an agreement on December 23, 2015 with its insurance provider by executing an $21,325 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.75% payable in monthly installments of principal and interest totaling $2,229 through October 23, 2016. The policy was renewed December 23, 2016 with a $25,075 note payable.

The Company entered into an agreement on September 15, 2015 with its insurance provider by executing a $18,823 note payable (Insurance Note 2) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.75% payable in monthly installments of principal and interest totaling $1,678 through July 15, 2016. The policy was renewed September 15, 2016 with an $19,065 note payable and annual interest rate of 10% payable in monthly installments of principal and interest totaling $1,702 through June 30, 2017.  At December 31, 2016 and 2015, the note payable balance was $9,861 and $11,277, respectively.

The Company entered into an agreement on February 3, 2016 with its insurance provider by executing an $123,571 note payable (Insurance Note 3) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.05% payable in monthly installments of principal and interest totaling $12,818 through December 3, 2017. A similar note was entered into on February 3, 2015.  At December 31, 2016 and 2015, the note payable balance was zero.

The Company entered into an agreement on April 1, 2016 with its insurance provider by executing a $65,000 note payable (Insurance Note 4) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.24% payable in monthly installments of principal and interest totaling $5,782 through February 1, 2017. A similar note was issued on April 1, 2015 and paid off by March 31, 2016.  At December 31, 2016 and 2015, the note payable balance was $11,432 and $11,422, respectively.

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Notes Payable	Principal	Interest	Principal	Interest

Shareholder	$65,000	9%	$65,000	9%
Related party	13,369	8%	17,651	8%
Related party	10,504	—	33,615	—
Related party	56,500	8%	36,500	8%
Related Party	3,170	—	21,170	—
Related Party	8,431	8%	11,131	8%
CFO	31,973	8%	7,841	—
Shareholder	226,936	6%	294,056	6%
CEO	56,614	8%	—	—
Shareholder	105,219	8%	—	—
Total	$577,716		$486,964

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On May 28, 2008, a shareholder who is indirectly invested in the Company with the Chief Executive Officer (CEO) through another entity, loaned the Company the sum of $65,000 accruing interest at 9% per annum. There was an accrued interest balance of $49,231 and $43,381 as of December 31, 2016 and December 31, 2015, respectively. The note was repayable on or before September 15, 2008 although no demand for repayment has been received from the holder. There is no formal written agreement and the terms are documented on a letter from a former Chief Financial Officer (CFO) of the Company. The terms contain no default clauses and as of the time of this report, no demand for repayment has been made or expected. The Company intends to either negotiate a conversion to common stock or to repay the loan when sufficient working capital permits such action.

Upon the consummation of the merger on April 1, 2015, the Company assumed an Original Issue Discount (OID) promissory note with a remaining principal balance of $15,000 accruing interest at 18% per annum. On November 30, 2015 there was an outstanding principal balance of $15,000 and an accrued interest balance of $2,651 in which the promissory note was restructured into a note due on or before December 15, 2016 for a total of $17,651 principal balance, accruing interest at 8% per annum and monthly payments of $1,535 commencing January 15, 2016.  The Company made payments during the first quarter of 2016 in the amount of $4,282 and will resume payments in the second quarter of 2017.  As of December 31, 2016, the loan had an outstanding amount of $13,369 and there was an accrued interest balance of $802.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes due to an entity which had previously extended credit on a revolving basis for working capital. The total principal balance was $212,693 at the time of the merger and carried total interest and extension fees of 30% per annum. On September 30, 2015, the note and accrued interest for a total of $275,660 was exchanged for 1,002,401 common shares. The Company recorded a loss on settlement in the amount of $115,139. The same lender had extended further credit to the Company’s TrueVue360 subsidiary which on September 30, 2015 had a principal balance of $28,040 and accrued interest balance of $9,777 totaling $37,817. The note can be extended each time for a further 30 days on payment of a 1% extension fee in addition to the 1.5% interest cost which can be accrued. The Company agreed to convert this note to an 18-month term loan with 0% interest and monthly payments of $2,100 starting November 1, 2015. The Company also issued 501,201 five-year warrants with a strike price of $0.28 as consideration for the conversion of the larger note and the zero-interest feature of the extended payment plan. As of December 31, 2016 and 2015, the balance was $10,504 and $33,615, respectively.

On December 12, 2013, the wife of the CEO loaned the Company the sum of $10,000 at an annual percentage rate of 8%. On January 29, 2015, March 3, 2015 and September 30, 2015 the wife of the CEO loaned the Company an additional $12,000, $5,000 and $9,500 respectively.  On January 24, 2016, an additional $20,000 was loaned to the Company.  The total principal due at December 31, 2016 and 2015 was $56,500 and $36,500, respectively. There was accrued interest balance of $7,474 and $3,052 as of December 31, 2016 and 2015, respectively. The note is repayable on demand of the holder. As of the time of this report, no such demand has been made.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $30,378 due to the former CEO of ISA. These amounts are non-interest bearing and are due on demand. The Company pays these loans as sufficient funds become available. At December 31, 2016 and 2015, the loan had an outstanding balance of $3,170 and $21,170, respectively.

Upon the consummation of the merger on April 1, 2015, the Company assumed an OID promissory note with a remaining principal and accrued interest balance of $10,593. During the third quarter of 2015, interest payments of $1,500 were paid. At November 30, 2015 the principal balance of the note was $10,000, and an accrued interest balance of $1,131 at a rate of 30% per annum was restructured into a note due on or before December 15, 2016 for a total of $11,131 principal balance, accruing interest at 8% per annum and monthly payments of $968 commencing January 15, 2016.  The Company made payments during the first quarter of 2016 in the amount of $2,700 and will resume payments in the second quarter of 2017.  As of December 31, 2016 and 2015, the loan had an outstanding balance of $8,431 and $11,131, respectively, and there was an accrued interest balance of $506 at December 31, 2016.

On March 10, 2015, the Company received a $100,000 loan from a related party principal shareholder. The note accrues interest at the rate of 12% per annum and was repayable on or before December 15, 2015. The Company and shareholder agreed to convert the principal amount and accrued interest for a total of $107,627 to common stock effective October 28, 2015 for 358,758 shares of common stock at $0.30 per share. The Company recorded a loss on conversion in the amount of $35,876 which is included in the interest expense balance of $744,343 for 2015.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes with a total principal balance of $8,783 due to the Company’s CFO. During the second quarter of 2015, the CFO loaned the Company an additional $365 and the Company made payments to the CFO during the same period in the amount of $1,307. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. On January 28, 2016, the CFO loaned the Company $30,000, accruing interest at 8% per annum which is repayable by the Company when sufficient funds are available.  At December 31, 2016 and 2015, the outstanding loan balance was $31,973 and $7,841, respectively.

On April 8, 2015, the Company received a $310,000 loan from a related party principal shareholder. The note accrues interest at the rate of 6% per annum and was repayable on or before October 31, 2015. There was accrued interest balance of $8,616 as of September 30, 2015. The Company and shareholder have agreed to replace the note with a new note in the amount of $320,166, which includes principal and accrued interest through October 31, 2015. Repayment shall occur with eleven monthly payments of $27,750 plus one final payment of $27,006.63 (including interest of 6%) beginning on or before December 31, 2015. As of December 31, 2016, the Company is nine payments in arrears and the outstanding balance was $226,936.  The outstanding balance at December 31, 2015 was $294,056.

On July 19, 2016, the Company received a $60,000 loan less fees of $75 for a related party loan with proceeds of $59,925 from the Company’s CEO.  The promissory note carries an annual interest rate of 7.99% with a monthly installment payment of $1,052 through July 19, 2022.   As of December 31, 2016, the outstanding balance was $56,614.

On August 11, 2016, the Company received an $111,645 loan from a related party principal shareholder.  The note accrues interest at the rate of 8% per annum and is repayable on or before February 11, 2017.  As of December 31, 2016, the outstanding balance was $105,219.

Notes Payable

	December 31, 2016		December 31, 2015
Payable To	Principal	Interest	Principal	Interest

Shareholder	$19,108	—	$19,108	—
Shareholder	—	—	125,000	.67%
Vendor	22,500	—	52,500	—
Total	$41,608		$196,608

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $19,108 due to an unrelated party investor and shareholder of the Company. The $19,108 is non-interest bearing and currently due, although the note holder has not made any demand for payment at this time.

Upon the consummation of the merger on April 1, 2015, the Company assumed a non-interest bearing OID promissory note due to an unrelated party stockholder, subject to a forbearance agreement and due July 14, 2015. A 25% penalty was due if the balance is not paid by the due date. Furthermore, 5% of all factor payments to the Company are to be used to pay down the note. The note is secured by certain of the Company’s intellectual property. Additionally, until the loan is paid, if there is a trigger notice (loan is due or is called), the factor will pay to the stockholder all factor holdback amounts after collection of the related accounts receivable, less any factor fees. On September 21, 2015, the shareholder agreed to convert $81,250 of the $165,000 outstanding note to 506,421 shares of the Company’s common stock and the addition of the 25% penalty as stated above in the amount of $41,250, with a new note balance of $125,000, 15-month term and 8% interest. The Company recorded a loss on conversion in the amount of $55,484 which is included in the interest expense balance of $744,343 for 2015.  The note was repaid on April 1, 2016 including the accrued interest of $7,078. At December 31, 2016 and 2015, the accrued interest was zero and $4,578, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and, pursuant thereto, took a charge in the third quarter of 2015 for the settlement amount of $60,000.  At December 31, 2016 and 2015, the outstanding balance was $22,500 and $52,500, respectively.

Convertible Notes, Including Premiums

	December 31, 2016			December 31, 2015
Payable To	Principal	Premium	Principal, Including Premium	Principal	Premium	Principal, Including Premium
Vendor	$50,000	$50,000	$100,000	$50,000	$50,000	$100,000
Vendor	46,975	46,975	93,950	46,975	46,975	93,950
Total	$96,975	$96,975	$193,950	$96,975	$96,975	$193,950

Upon the consummation of the merger on April 1, 2015, the Company assumed a convertible promissory note of $50,000 due to a vendor of the Company which included a premium of $50,000 relating to its treatment as stock settled debt under ASC 480. The $50,000 convertible note accrues interest at 1% per month and is convertible into the Company’s common stock at a 50% discount to the average closing bid prices for the company’s common stock for the five days immediately preceding the conversion date.  An interest payment was made on January 11, 2016 in the amount of $3,230. The outstanding note balance at December 31, 2016 and 2015 was $50,000 and $50,000, respectively and accrued interest on December 31, 2016 and 2015 was $7,511 and $4,723, respectively. As previously disclosed, on May 23, 2016, the Company filed a lawsuit against, the holder of this note and another convertible note described below. The Company owes the principal and interest due under the notes and has sought to pay principal and interest of the note which first came due but its offer was rejected. On January 19, 2017, the Company executed a settlement agreement with this vendor resolving the pending lawsuit concerning the two convertible notes.  The settlement calls for payment of $150,000 due within 45 days of execution thereof and resolves all outstanding obligations.  Payment was made on March 7, 2017.  (see Note 18)

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $44,325 bearing interest at 1.5% per month. The note holder gave 30-day notice to the Company on May 1, 2015 for the note to be repaid in full plus any interest due. On June 30, 2015, an Addendum to Promissory Note was executed providing that the payment of $46,975, $44,325 plus accrued interest of $2,650, in connection with the Debt Purchase Agreement represents the total settlement of the Note. Also, on June 30, 2015 a current shareholder and services provider agreed to assume the new $46,975 note with the existing terms and conditions and an addendum was signed for the assumption and making the note convertible into the Company’s common stock at a 50% discount to the average price of the Company’s common stock for the five trading days preceding conversion and the new Note is non-interest bearing. The addendum was treated as a debt extinguishment. The Company recorded a premium of $46,975 since the note was convertible at a fixed rate to a fixed monetary amount equal to $93,950 pursuant to ASC 480. On each of December 31, 2016 and  2015, the outstanding balance on the note was $93,950 which includes the $46,975 premium and there was accrued interest on December 31, 2016 and 2015 of $12,682 and $4,228, respectively. During the previous quarter, the new holder attempted a conversion into stock of a portion of the note. The Company determined that the conversion notice was invalid in several respects and rejected the conversion. As previously disclosed, on May 23, 2016, the Company filed a lawsuit against, the holder of this note and another convertible note described above. The Company owes the principal and interest due under the notes and has sought to pay principal and interest of the note which first came due but its offer was rejected.  On January 19, 2017, the Company executed a settlement agreement with this vendor resolving the pending lawsuit concerning the two convertible notes.  The settlement calls for payment of $150,000 due within 45 days of execution thereof and resolves all outstanding obligations.  Payment was made on March 7, 2017.  (see Note 18)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Notes Payable – Third Parties

	December 31, 2016			December 31, 2015
Payable To	Principal	Less Unamortized Discounts	Principal, Less Unamortized Discounts	Principal	Less Unamortized Discounts	Principal, Less Unamortized Discounts
Note 1-non-current	$1,800,000	$593,478	$1,206,522	$—	$—	$—
Note 2-current	605,263	559,661	45,602	—	—	—
Total	$2,405,263	$1,153,139	$1,252,124	$—	$—	$—

Note 1

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

On April 1, 2016, in conjunction with the closing of the aforementioned Securities Purchase Agreement, the sum of $558,032 was remitted out of the proceeds in final settlement of the litigation with CW Electric.  This amount consisted of $550,000 of the agreed settlement, which was previously accrued as of December 31, 2015, plus $8,032 of accrued interest. This represents full and final settlement of this matter, which is now closed.

On April 1, 2016, the Company directed the sum of $132,078 to be paid out of proceeds of the Securities Purchase agreement to a shareholder who held a note secured against part of the Company’s assets.  The payment of $125,000 in principal and $7,078 of accrued interest represents full payment of the note and the noteholder no longer holds any security against the assets.

On April 1, 2016, the Company made a payment of $142,000 (part of the $192,000 discussed above) to a placement agent as compensation for arrangement of financing through the aforementioned Securities Purchase Agreement.  The payment was deducted from proceeds of that agreement.  As discussed above, the Company also issued 200,000 three-year warrants with an exercise price of $0.40 to the agent as additional compensation.  These amounts are broadly in line with the anticipated compensation agreed within the original placement agency agreement which was terminated in December, 2015.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Note 2

On December 20, 2016, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with JMJ Financial, ("JMJ," and together with the Company, the "Parties") and borrowed an initial principal amount of $605,263 from the total available as discussed below. Pursuant to the Purchase Agreement, JMJ purchased from the Company (i) a Promissory Note in the aggregate principal amount of up to $2,500,000 (the "Note") for consideration of up to $2,350,000 net of an original issue discount of 5%, due and payable on the earlier of May 15, 2017 or the third business day after the closing of the Public Offering (as defined therein), and (ii) a Common Stock Purchase Warrant (the "Warrant") to purchase 4,035,086 shares of the Company's common stock ("Common Stock") at an exercise price per share equal to the lesser of (i) 80% of the per share price of the Common Stock in the Company's contemplated public offering of securities (the "Public Offering"), (ii) $0.15 per share, (iii) the lowest daily closing price of the Common Stock during the ten days prior to the Public Offering (subject to adjustment), (iv) the lowest daily closing price of the Common Stock during the ten days prior to the Maturity Date (subject to adjustment), (v) 80% of the unit price in the Public Offering (if applicable), or (vi) 80% of the exercise price of any warrants issued in the Public Offering. Additionally, pursuant to the Purchase Agreement, the Company will issue JMJ shares of Common Stock equal to 30% of the principal sum of the Note ("Origination Shares") on the 5th trading day after the pricing of the Public Offering, but in no event later than May 30, 2017. The number of Origination Shares will equal the principal sum of the Note divided by the lowest of (i) the lowest daily closing price of the Common Stock during the ten days prior to delivery of the Origination Shares or during the ten days prior to the date of the Public Offering (in each case subject to adjustment for stock splits), (ii) 80% of the common stock offering price of the Public Offering, (iii) 80% of the unit price offering price of the Public Offering (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Public Offering.  Cash closing expenses totaled $46,000 to the private placement agent.  The Company also issued warrants for 322,807 common stock to the placement agent with the same terms as the lender warrants.  Total cash issue costs of $46,000, the original issue discount of $30,263 and a discount relating to the warrants of $529,000 were recorded as debt discounts to be amortized over the 146-day term of the debt.  Net proceeds were $529,000 after all issue costs.  The Company previously paid and expensed legal fees of $28,750 and paid an advance retainer of $50,000 to a law firm for future work relating to the planned public offering which is recorded as a prepaid asset at December 31, 2016.

NOTE 7 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000, but is now closed to future borrowing. The balance as of December 31, 2016 and 2015, was $38,019 and $40,216, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is the Prime Rate plus 8% (10.25% at December 31, 2016). The former CEO of ISA is the personal guarantor.

NOTE 8 – CONTRACT ACCOUNTING

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts represents costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2016 and 2015, costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following:

	2016	2015
Costs and estimated earnings recognized	$2,631,315	$2,322,836
Less: Billings or cash received	(2,154,642)	(1,901,720)
Costs and estimated earnings in excess of billings on uncompleted contracts	$476,673	$421,116

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2016 and 2015, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following:

	2016	2015
Billings and/or cash receipts on uncompleted contracts	$396,609	$1,146,804
Less: Costs and estimated earnings recognized	(176,984)	(843,740)
Billings in excess of costs and estimated earnings on uncompleted contracts	$219,625	$303,064

NOTE 9 – DEFERRED COMPENSATION

As of December 31, 2016 and 2015, the Company has accrued $894,217 and $776,428, respectively, of deferred compensation relating to the individual agreements, which are included in the accompanying consolidated balance sheet in accrued expenses. The above referenced deferred compensation agreements are un-funded.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has several non-cancelable operating leases, primarily for equipment, that expire over the next year. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense for operating leases during 2016 and 2015 was $12,457 and $12,578, respectively.

	Year Ended December 31,
	2016	2015
Purchase Power	$588	$710
Coffee Perks/A. Antique Coffee Services	300	300
Canon	11,569	11,569
Total Operating Leases rent expense	$12,457	$12,578

The Company has an operating lease agreement, through the former parent, for office space located in Jacksonville, Florida that expired on April 30, 2016.  On March 8, 2016, the former parent executed an amendment to the current lease with a start date of May 1, 2016 and ending on October 31, 2021. Rental expense for the months of March 2016 through May 2016 will be $0, followed by a monthly rent of $14,816 (including operating cost and taxes) commencing with the month of June 2016. The rent is subject to an annual escalation of 3%, beginning May 1, 2017.

Minimum rent payments under this lease are recognized on a straight-line basis over the term of the lease. The current monthly lease payment is $14,179. Rental expense for the office lease during 2016 and 2015 was $171,513 and $142,593, respectively.

The following is a schedule of future minimum lease payments for non-cancelable operating leases are as follows:

2017	169,483
2018	174,568
2019	179,805
2020	185,199
2021	155,846
Total	$864,901

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On January 6, 2016, the Company entered into an agreement with an investment banker to provide general financial advisory and investment banking services. Services included, but not limited to in the agreement are to provide a valuation analysis of the Company, assist management and advise the Company with respect to its strategic planning process and business plans including an analysis of markets, positioning, financial models, organizational structure, potential strategic alliances, capital requirements, potential national listing and working closely with the Company’s management team to develop a set of long and short-term goals with special focus on enhancing corporate and shareholder value. The Agreement is for an initial term of six months. The Company shall pay a non-refundable fee accruing at the rate of $10,000 per month, for the term of the agreement. These advisory fee payments will be accrued and deferred for payment until the earlier of 1) closing of a financing described in the agreement, 2) a closing of interim funding at which point fifty percent (50%) of the outstanding monthly advisory fee will be payable on the last day of the month following closing of the interim financing or 3) the termination of the agreement.  The Company issued to the investment banker 912,000 vested shares of the Company’s common stock as of the execution date of this agreement. In addition, the Company issued warrants for the purchase of 302,000 shares of the Company’s common stock. The warrants shall have a five-year term and an exercise price of $0.30. (see Notes 14 and 15)

On January 27, 2016, the Company entered into an agreement with a consultant to provide advisory services for an initial period of six months. The consultant will assist the Company with its objective of evaluating financing and other strategic options in connection with operational expansion and respond to any opportunities that arise in regard to strategic partnerships/acquisition/joint ventures or other business relationships that may advance revenue growth and enterprise value. Upon a qualified financing of at least $1,500,000 through a party introduced by the consultant, the Company agreed to issue up to $90,000 in equity or cash at the same rate and terms as the basis of the financing. In consideration for development services thirty days from the execution of this agreement, 20,000 shares of restricted common stock of the Company will be granted to the consultant or assigns and be issued within fifteen days of the grant. Also, 30,000 additional shares shall be granted to the consultant or assigns on completion of any transactions with a potential participant. In consideration for advisory services, the non-refundable sum of $5,000 was payable upon execution of the agreement with a further $5,000 to be deferred and paid upon the completion of any transaction with a potential participant.  On May 5, 2016, the Company cancelled the agreement due to lack of performance with the consultant who was to provide advisory services for an initial period of six months.  The Company paid an initial amount of $2,500 and no further compensation will be paid.  No shares of common stock were issued in connection with this agreement.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On May 13, 2016, the Company entered into an agreement with a consultant in the business of providing services for management consulting, business advisory, shareholder information and public relations for a period of three months.  During the Term of this Agreement, the Company will pay to the Consultant the sum of $3,000 per month.  The Company may accrue monthly fees without payment to the consultant until the company closes a qualified financing other than the first month’s retainer. Upon signing, the Company issued to the Consultant 125,000 shares of the Company’s restricted common stock for a total purchase price of $100 and recorded $27,400 as a prepaid asset to be amortized over the three-month term.  The Company amortized $27,400 to expense as of December 31, 2016. As of August 14, 2016, the agreement had expired and was not renewed in writing by the parties as called for in the agreement.  The Company continues to work with the Principal on certain potential funding arrangements that were started (but not consummated) during the period in which the contract was in effect.

On September 1, 2016, the Company entered into an agreement with a registered investment broker, for the purposes of securing interim and long-term funding for the Company.  During the ninety-day term of this agreement, the Company was to pay the broker $50,000, certain travel expenses, plus 7% cash fee of the aggregate principle amount raised on a qualified financing. The Company has paid an initial amount of $6,500 to the broker and the broker sent materials to qualified investors.  The Company has cancelled the agreement effective December 27, 2016 and the initial fee of $6,500 was refunded to the Company on February 1, 2017.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company strongly believed that FacilityTeam did not deliver the products promised and felt that we would prevail in arbitration called for by the contract between the parties. Ultimately, the Company opted to settle the matter for the cost of the litigation which was estimated be at least $60,000; rather than spend further resources on defending the claim and pursuing the counterclaim against FacilityTeam. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and taking a charge in the third quarter of 2015 for the settlement amount of $60,000.  On December 12, 2016, the Company was notified that it was in breach of settlement with a previous vendor, FacilityTeam based in in Ontario, Canada alleging failure to make payments against that settlement.  On December 28, 2016 the Company subsequently agreed to a modified payment schedule as part of a post judgement settlement for the amounts still outstanding.  The final payment was made on March 7, 2017.  (see Note 18)

On May 12, 2016, in Broward County, Florida, the holder of two convertible notes entered into in March and June 2015 in the amount of $50,000 and $46,975 respectively sued the company alleging that the Company was in default for not making scheduled principal and interest payment and failing to convert a portion of the notes into the Company’s common stock. As previously reported, on May 23, 2016, we filed a lawsuit in Broward County, Florida against, Greentree Financial Group, Inc., the holder of $96,975 aggregate principal amount of our convertible notes. The suit alleges, amongst other things, that the officers and directors of Greentree that entered into the notes, failed to disclose legal facts with respect to their personal conduct in the past, which, had the Company known, would have made it unlikely that such transaction would have been consummated. The Company owes the principal and interest due under the notes and sought to pay principal and interest of the note which first came due, but its offer was rejected. On January 23, 2017, the Company executed a settlement agreement with Greentree Financial Group resolving a pending lawsuit concerning these two convertible notes.  The settlement called for payment of $150,000 within 45 days of execution thereof and resolves all outstanding obligations related to the Notes.  The payment was made on March 7, 2017.  (see Note 18)

Delinquent Payroll Taxes Payable

As reported previously, the Company has a delinquent payroll tax payable at December 31, 2016 and 2015 in the amount of $400,076 and $244,470, respectively. The delinquent portion is included in the payroll taxes payable balance of $444,476 and $296,215, respectively, as shown on the Company’s consolidated balance sheet. The IRS has accepted the Company’s offer of a monthly installment agreement in the amount of $25,000 commencing March 28, 2016.

NOTE 11 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2016 and 2015 consist of net operating loss carryforwards and differences in the book basis and tax basis of intangible assets.

The blended Federal and State tax rate of 37.6% applies to loss before taxes. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016	2015
Income tax benefit at U.S. statutory rate of 34%	$(870,948)	$(790,823)
State income taxes	(92,218)	(83,734)
Non-deductible expenses	356,674	722,740
Change in valuation allowance	606,492	151,817
Total provision for income tax	$—	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The Company’s approximate net deferred tax assets as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Deferred Tax Assets:
Net operating loss carryforward	$5,241,802	$4,602,442
Intangible assets	181,338	215,206
	5,423,140	4,816,648
Valuation allowance	(5,423,140)	4,816,648)
Net deferred tax assets	$—	$—

The net operating loss carryforward was approximately $13,941,000 and $12,240,000 at December 31, 2016 and 2015, respectively. The Company provided a valuation allowance equal to the deferred income tax assets at December 31, 2016 and 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $606,492 in 2016.

The potential tax benefit arising from the loss carryforward will expire in years through 2036. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future in accordance with Section 382 of the Internal Revenue Code. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company believes its tax positions are all highly certain of being upheld upon examination. The Company’s 2016, 2015 and 2014 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position.

NOTE 12 – RELATED PARTIES

Notes, Loans and Accounts Payable

As of December 31, 2016 and 2015 there were various notes and loans payable to related parties totaling $577,715 and $486,964, respectively, with related unpaid interest of $62,959 and $47,959 respectively (see Note 6). The Company also has accounts payable-related parties due to an officer for expense reimbursement and due to an affiliate for services in the total amount of $40,136 and $30,070 at December 31, 2016 and 2015, respectively.

Administrative Services Agreement

On December 1, 2002, the Company and the former parent entered into an Administrative Services Agreement whereby the former parent agreed to provide administrative and support services including but not limited to, (a) rent and general infrastructure, (b) human resource management services, and (c) accounting and financial services and other miscellaneous services. The monthly fee was subject to adjustments in accordance with the actual services rendered. There were no fees incurred with the former parent for the years ending December 31, 2016 and 2015 and we will not incur any additional fees going forward. At December 31, 2016 and 2015, $0 and $5,173, respectively, were due to the former parent under this agreement which is included in Accounts payable - related parties.

NOTE 13 – SERIES A REDEEMABLE CONVERTIBLE CUMLATIVE PREFERRED STOCK

Our board of directors has designated 500,000 of the 10,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock. In September through October 2016, the Company sold 29,600 shares of Series A Convertible Preferred Stock for cash proceeds equal to the state value of $296,000.  Accrued cumulative dividends were $5,920 as of December 31, 2016.  The total redemption value was $301,920 at December 31, 2016.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Rank.  The Series A Convertible Preferred Stock will rank senior to our common stock to the extent of its liquidation preference of $10 per share (the “Stated Value”).

Conversion.  Each share of the Series A Preferred is convertible into shares of our common stock at any time at the option of the holder, into that number of shares of common stock determined by dividing the sum of (i) the Stated Value of such shares of Series A Preferred and (ii) the accrued and unpaid dividends per share by the conversion price of $0.18 (the “Conversion Price”). In the event the Company undertakes a registered offering; the holder may elect to convert at the terms of that offering for a period of 30 days after the offering is closed after which only the conversion terms described above will be available.  In all cases, any conversion rights will always be tied to the price of the Company’s stock. (see “Certain Adjustments” below).

Liquidation Preference.  In the event of our liquidation, dissolution or winding up, whether voluntary or involuntary (the “Liquidation Event”), holders of the Series A Preferred then outstanding shall be entitled to receive, out of assets of the Company available for distribution to its stockholders, an amount equal to the Stated Value plus any accrued and unpaid dividends as of the date of such Liquidation Event.

Voting Rights.  Holders of Series A Preferred will vote on an as converted basis on all matters on which the holders of common stock are entitled to vote.  In addition, as long as the Series A Preferred remains outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred (ii) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation Event senior to, or otherwise pari passu with, the Series A Preferred (iii) amend its Articles of Incorporation or other charter documents in any way that may adversely affect any rights of Series A Preferred, (iv) increase the authorized shares of Series A Preferred or (v) enter into any agreement with respect to the foregoing.

Dividends.  Each share of Series A Convertible Preferred Stock shall be entitled to receive, an annual 8% dividend. Such dividend will be accrued and be paid either as part of conversion to common stock where such dividend will be converted at the same rate or on redemption at the end of three years.  The holders of shares of the Series A shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available therefore, cumulative cash dividends at an annual rate of eight percent (8%) of the Stated Value (the “Dividend Rate”). Such dividends on shares of Series A shall be cumulative from the date such shares are issued, whether or not in any period there shall be funds of the Company legally available for the payment of such dividends and whether or not such dividends are declared, and shall be payable quarterly, when as, and if declared by the Board of Directors, on April 10, July 10, October 10, and January 10 in each year (each a “Dividend Payment Date”_ to holders of record as of March 31, June 30, September 30 and December 31 in each year (the “Record Date”). Cumulative dividends shall always accrue a compounded rate equal to the Dividend Rate and shall accrue from and including the date of issuance of such shares to and including a Dividend Payment Date. Such dividends shall accrue whether or not there shall be (at the time such dividend becomes payable or at any other time) profits, surplus or other funds of the Company legally available for the payment of dividends.

Certain Adjustments.  The conversion price of the Series A Convertible Preferred Stock is subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of our common stock. Additionally, if the Company sells or issues any shares of Common Stock or Common Stock Equivalents at a price per share less than the Conversion price (a “Lower-Price Issuance”) in connection with a financing where one of the purposes is to permit the Company’s Common Stock being accepted for listing on a National Securities Exchange, then for a period of 30 days after the Common Stock begins to trade on a National Securities Exchange the Conversion Price shall be reduced to the Lower Price Issuance. After the 30-day period has expired, the Conversion Price shall increase to the level immediately prior to commencement of the 30-day period.

Redemption.  The holder has the right to request redemption of the Series A Preferred Stock after a period of three years in an amount equal to the Stated Value plus accrued and unpaid dividends.

The Series A convertible preferred stock has been reflected as temporary equity at its redemption value on the accompanying consolidated balance sheet because of its redemption feature.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 14 – STOCKHOLDERS’ DEFICIT

2016 Equity Plan

On March 11, 2016, the Board adopted the plan and the shareholders approved the plan during the annual shareholders meeting on April 21, 2016.  On May 27, 2016, the Company filed a registration statement for the securities planned to be issued under the plan which became effective at that date.

The 2016 Equity Incentive Plan (the “2016 Plan”) provides for the issuance of up to 8,000,000 shares of our common stock. The purpose of the Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders.

Administration

The 2016 Plan is administered by the Compensation Committee of the Board, which currently consists of two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m). Among other things, the compensation committee has complete discretion, subject to the express limits of the 2016 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2016 Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the 2016 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

Grant of Awards; Shares Available for Awards

The 2016 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. We have reserved a total of 8 million shares of common stock for issuance as or under awards to be made under the 2016 Plan. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2016 Plan.

Currently, there are eleven identified employees (including two executive officers and directors), three non-employee directors, and up to thirty other current or future staff members who would be entitled to receive stock options and/or shares of restricted stock under the 2016 Plan. Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the 2016 Plan as well.

Stock Options

The 2016 Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”); the stockholders approved the 2016 Plan at the annual meeting as previously described. Stock options may be granted on such terms and conditions as the compensation committee may determine; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of the Company’s common stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of our company or a parent or subsidiary of our company). ISOs may only be granted to employees. In addition, the aggregate fair market value of our common stock covered by one or more ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Stock Appreciation Rights

A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying common stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, stock options granted under the 2016 Plan. A SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the common stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that is not granted in tandem with a stock option is exercisable at such times as the compensation committee may specify.

Performance Shares and Performance Unit Awards

Performance share and performance unit awards entitle the participant to receive cash or shares of our common stock upon the attainment of specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values.

Restricted Stock Awards and Restricted Stock Unit Awards

A restricted stock award is a grant or sale of common stock to the participant, subject to our right to repurchase all or part of the shares at their purchase price (or to require forfeiture of such shares if issued to the participant at no cost) in the event that conditions specified by the compensation committee in the award are not satisfied prior to the end of the time period during which the shares subject to the award may be repurchased by or forfeited to us. Our restricted stock unit entitles the participant to receive a cash payment equal to the fair market value of a share of common stock for each restricted stock unit subject to such restricted stock unit award, if the participant satisfies the applicable vesting requirement.

Unrestricted Stock Awards

An unrestricted stock award is a grant or sale of shares of our common stock to the participant that is not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to the Company or an affiliate or for other valid consideration.

Amendment and Termination

The compensation committee may adopt, amend and rescind rules relating to the administration of the 2016 Plan, and amend, suspend or terminate the 2016 Plan, but no such amendment or termination will be made that materially and adversely impairs the rights of any participant with respect to any award received thereby under the 2016 Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. We have attempted to structure the 2016 Plan so that remuneration attributable to stock options and other awards will not be subject to the deduction limitation contained in Code Section 162(m).

Common stock issued for services and settlements

On March 31, 2015, the Company issued 50,000 shares of common stock to a software engineering vendor for a $20,000 partial settlement of an outstanding payable. The shares were valued at $0.336 per share, or $16,800, based on contemporaneous conversions of the Company's Preferred Stock Series A and B to Common Stock. The Company recorded a $3,200 gain on the settlement of this payable which is included in Other Income in the statement of operations.

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

DECEMBER 31, 2016 AND 2015

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

DECEMBER 31, 2016 AND 2015

On December 30, 2015, the Company issued 166,667 shares of common stock in exchange for a convertible note and accrued interest totaling $50,000 with a per share conversion price of $0.30. The shares were valued at their contractual price of $0.30 per share on the conversion date or $50,000 resulting in no gain or loss on settlement.

On January 6, 2016, the Company entered into an agreement with an investment banker to provide general financial advisory and investment banking services. Services included, but not limited to in the agreement are to provide a valuation analysis of the Company, assist management and advise the Company with respect to its strategic planning process and business plans including an analysis of markets, positioning, financial models, organizational structure, potential strategic alliances, capital requirements, potential national listing and working closely with the Company’s management team to develop a set of long and short-term goals with special focus on enhancing corporate and shareholder value. The Agreement is for an initial term of six months. The Company shall pay a non-refundable fee accruing at the rate of $10,000 per month, for the term of the agreement. These advisory fee payments will be accrued and deferred for payment until the earlier of 1) closing of the financing described in the agreement, 2) a closing of interim funding at which point fifty percent (50%) of the outstanding monthly advisory fee will be payable on the last day of the month following closing of the interim financing or 3) the termination of the agreement. The Company has issued to the investment banker 912,000 vested shares of the Company’s common stock valued at $273,600 based on the quoted trading price of $0.30 per share as of the execution date of this agreement.  In addition, the Company has issued warrants for the purchase of 302,000 shares of the Company’s common stock. The warrants have a five-year term and an exercise price of $0.30.  The Company had accrued $60,000 during 2016 which was unpaid and was recorded in accrued expenses on the Company’s consolidated balance sheet.  In December 2016, the Company terminated the agreement and the accrued expenses of $60,000 was reversed and the 302,000 warrants were cancelled.  As these warrants were fully vested at the date of grant, the Company has charged $90,036 to consulting expense.

On January 22, 2016, Warrant Holders were granted 2,100 shares of common stock in exchange for existing 5,250 warrants resulting in a loss on settlement of $630 charged to operations.

The Company issued 403,977 shares of common stock for consulting services rendered valued at the quoted trading price on the respective grant dates resulting in consulting expense of $50,000 in the year ended December 31, 2016.

On May 13, 2016, the Company issued 125,000 shares of common stock for consulting services valued at the quoted trading price on the grant date resulting in prepaid consulting expense of $27,400 and was amortized over the three-month agreement term.

Treasury Stock

In August 2016, the Company’s Board of Directors approved a new class of Preferred Stock, “Series A” (see Note 13).  For shareholders who invested in previous private placements, the Company was offering on a case by case basis, the ability to convert the existing amount invested into an equivalent amount in the Series A on the condition that they invest an equivalent additional amount in the Series A.  As of December, 2016, four of the company’s shareholders sold 114,793 of their common shares back to the Company in exchange for Series A preferred stock valued at $148,000.

Conversion of Debt

On March 31, 2015, Duos Ventures LLC converted $1,415,546 of convertible debentures which included $7,176 accrued interest into 2,211,791 shares of common stock as a result of the closing of a reverse merger with Information Systems Associate, Inc. (ISA). The conversion was priced at a 20% discount from the ISA closing price on March 31, 2015 of $0.80 for a net conversion price of $0.64 per share in accordance with the original terms of the convertible debentures. As a result of this conversion, $37,120 of accrued debt premium relating to the 3% provision was reclassified to equity and a $352,093 interest expense was recognized and recorded as a debt premium on March 31, 2015 pursuant to the resolution of the contingency under ASC 480 and then reclassified to equity.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

DECEMBER 31, 2016 AND 2015

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

NOTE 15 – COMMON STOCK PURCHASE WARRANTS

Warrants

The following is a summary of activity for warrants to purchase common stock for the year ended December 31, 2016:

	December 31, 2016
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at the beginning of the year	609,340	$.54	4.5
Warrants expired, forfeited or cancelled	(307,250)	.41
Warrants issued with debt, debt modifications or services	7,359,893	.23	4.6
Warrants exchanged for common stock	(5,250)	6.67
Outstanding at end of period	7,656,733	.24	4.6
Exercisable at end of period	7,656,733	$.24	4.6

On April 1, 2016, the Company issued a warrant exercisable into 2.5 million shares with a term of five years and exercise price of $0.35 per share in conjunction with a Securities Purchase Agreement.  The Warrants also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions as well as a potential adjustment to the exercise price based on certain events. The relative fair value of the warrants of $466,031 was recorded as a debt discount and additional paid in capital and will be amortized to interest expense over the term of the debt.

On April 1, 2016, the Company issued three-year warrants for 200,000 common shares with an exercise price of $0.40 to the placement agent as additional compensation for arrangement of financing through the Securities Purchase Agreement.  The fair value of the warrants of $43,272 was recorded as a discount and will be amortized to interest expense over the term of the debt.

In the first quarter of 2016, 5,250 warrants were exchanged for 2,100 common shares resulting in a loss on exchange of $630 charged to operations.  During the same period, 1,500 warrants expired.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

In the second quarter of 2016, 3,750 warrants expired.

During 2016, an additional 4,659,893 warrants were issued with the Securities Purchase Agreements and the amended Placement Agent Agreements.  In December of 2016, 302,000 warrants were cancelled.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, the warrants are initially recorded as a liability at fair value and are revalued at fair value at each reporting date.  During the year ended December 31, 2016, the company issued 4,357,893 warrants in connection with a debt financing of $605,263. The warrants are for a five-year term, are exercisable initially at $0.15 per share and carry a re-pricing feature in the event that the stock price declines prior to repayment of the underlying debt instrument. The warrants were valued on the issuance date at $746,980, of which $529,000 was recorded as a debt discount and $217,980 was charged to derivative gain (loss).

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2016 and at the warrant issuance date of December 20, 2016 with the Black Scholes Pricing Model (“BSM”) option pricing model and Monte Carlo simulations using the closing price of the Company’s common stock of $0.038 and the ranges for volatility, expected term and risk free interest indicated below that follows (BSM inputs only). The Monte Carlo simulations were used to determine a range of expected volatilities and the implied volatility used was determined with a correlation to the highest probability results from that simulation.  Thus, for the year ended December 31, 2016, the Company recognized a loss from the change in derivative liability of $46,119 in warrant derivative gain (loss) related to the warrant derivative instruments.

	BSM Inputs
Warrants
	As of December 20, 2016	As of December 31, 2016
Expected Volatility	144%	144%
Expected Remaining Term	5.00 years	4.97 years
Risk Free Interest Rate	2.04%	2.04%

NOTE 17 – FAIR VALUE MEASUREMENTS

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations (see Note 16).  The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$793,099	$—	$—	$793,099

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The following is a roll forward through December 31, 2016 of the fair value liability of warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments
Balance at December 31, 2015	$—
Initial fair value of warrant liability included in expense ($217,980) and debt discount ($529,000)	746,980
Change in fair value included in other (income) expense	46,119
Balance at December 31, 2016	$793,099

NOTE 18 – SUBSEQUENT EVENTS

On January 19, 2017, the Company executed a settlement agreement with Greentree Financial Group resolving a pending lawsuit concerning two convertible notes (the “Notes”) that were entered into in March and June of 2015.  The settlement calls for payment of $150,000 due 45 days from the signing and resolves all outstanding obligations related to the Notes.  Payment was made on March 7, 2017 in the amount of $150,194 and the court signed a final order of dismissal on March 24, 2017.  The Company will record an additional $194 in interest expense and a gain on settlement in the amount of $53,870.

On January 20, 2017, the Company filed a 14A for a special shareholders meeting that was held on February 23, 2017.  The shareholder meeting considered one action which was a planned corporate action for a reverse split of the Company’s common stock.  The shareholders approved the Company taking such action in an amount ranging from 1 for 5 through 1 for 500.

On January 23, 2017, the Company filed an S-1 registration statement for an equity offering of $10M.

On January 25, 2017, the Company borrowed an additional $157,895 and received a net amount of $130,500 representing the second draw against the Promissory Note agreement with JMJ Financial. Warrants in the amount of 1,052,632 were issued as per the agreement.

On February 8, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the third draw against the Promissory Note agreement with JMJ Financial Warrants in the amount of 701,753 were issued as per the agreement.

On or about February 15, 2017, the Company received a Notice of Filing of Complaint of Discrimination filed by an employee that had been released for insubordination.  The Company feels that after the initial investigation is completed by the Florida Commission on Human Relations, there will be no action taken against the Company.

On February 27, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the fourth draw against the Promissory Note agreement with JMJ Financial.  Warrants in the amount of 1,754,386 were issued as per the agreement.

On March 6, 2017, the Company borrowed an additional $157,895 and received a net amount of $130,500 representing the fifth draw against the Promissory Note agreement with JMJ Financial. Warrants in the amount of 1,052,632 were issued as per the agreement.

On March 6, 2017, the Company filed a request with FINRA to perform a reverse split in the amount of 1 for 35.  The Company will decide an effective date after approval from FINRA.

On March 7, 2017, the Company made a final payment in the amount of $6,325 to settle an outstanding matter with FacilityTeam and the matter is now considered paid in full and closed.

On March 14, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the sixth draw against the Promissory Note agreement with JMJ Financial.  Warrants in the amount of 1,754,386 were issued as per the agreement.