Form 10-Q
period 2017-03-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2017-05-22
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Registrant’s telephone number, including area code: (904) 652-1616

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 22, 2017, Duos Technologies Group, Inc. had outstanding 1,894,923 shares of common stock, par value $0.001 per share.

SIGNATURES	30

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$53,185	$174,376
Accounts receivable	524,873	256,989
Costs and estimated earnings in excess of billings on uncompleted contracts	147,639	476,673
Prepaid expenses and other current assets	201,618	135,964
Total Current Assets	927,315	1,044,002

Property and equipment, net	71,940	66,491

OTHER ASSETS:
Patents and trademarks, net	50,049	51,423
Total Other Assets	50,049	51,423

TOTAL ASSETS	$1,049,304	$1,161,916

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$897,607	$842,787
Accounts payable - related parties	41,544	40,136
Commercial insurance/office equipment financing	147,701	46,368
Notes payable - related parties	518,136	577,716
Notes payable, net of discounts	798,756	87,210
Convertible notes payable, including premiums	—	193,950
Warrant derivative liability	2,203,487	793,099
Line of credit	36,452	38,019
Payroll taxes payable	703,532	444,476
Accrued expenses	1,249,641	1,218,105
Billings in excess of costs and estimated earnings on uncompleted contracts	221,128	219,625
Deferred revenue	413,974	675,171
Total Current Liabilities	7,231,958	5,176,662

Notes payable - related party	45,968	—
Notes payable, net of discounts	1,272,464	1,206,522
Total Liabilities	8,550,390	6,383,184

Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares designated, 29,600 shares issued and outstanding at March 31, 2017 and December 31, 2016 ($307,840 and $301,920 liquidation value at March 31, 2017 and December 31, 2016, respectively)	307,840	301,920

Commitments and Contingencies (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 authorized, 9,500,000 available to be issued	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized 1,894,923 and 1,892,020 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,895	1,892
Additional paid-in capital	18,156,627	18,141,629
Total paid-in-capital	18,158,522	18,143,521
Accumulated deficit	(25,819,448)	(23,518,709)
Sub-total	(7,660,926)	(5,375,188)
Less: Treasury stock (3,280 shares of common stock)	(148,000)	(148,000)
Total Stockholders' Deficit	(7,808,926)	(5,523,188)

Total Liabilities and Stockholders' Deficit	$1,049,304	$1,161,916

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	March 31,
	2017	2016

REVENUES:
Project	$360,487	$229,123
Maintenance and technical support	315,327	607,879
IT asset management services	359,916	167,241

Total Revenues	1,035,730	1,004,243

COST OF REVENUES:
Project	346,128	141,078
Maintenance and technical support	147,402	267,581
IT asset management services	137,858	77,758

Total Cost of Revenues	631,388	486,417

GROSS PROFIT	404,342	517,826

OPERATING EXPENSES:
Selling and marketing expenses	68,747	86,040
Salaries, wages and contract labor	735,602	886,167
Research and development	87,617	55,487
Professional fees	120,153	77,229
General and administrative expenses	247,988	180,285

Total Operating Expenses	1,260,107	1,285,208

LOSS FROM OPERATIONS	(855,765)	(767,382)

OTHER INCOME (EXPENSES):
Interest Expense	(921,314)	(72,305)
Gain on settlement of debt	64,647	—
Loss on change in fair value of warrant liability	(582,388)	—
Other income, net	1	1,306

Total Other Income (Expense)	(1,439,054)	(70,999)

NET LOSS	(2,294,819)	(838,381)

Series A preferred stock dividends	(5,920)	—

Net loss applicable to common stock	$(2,300,739)	$(838,381)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic & Diluted	$(1.21)	$(0.45)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	1,894,171	1,875,881

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash from operating activities:
Net loss	$(2,294,819)	$(838,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,191	12,099
Gain on settlement of debt	(64,647)	—
Stock issued for services	15,000	95,036
Interest expense related to debt discounts of notes payable	844,988	—
Amortization of stock based prepaid consulting fees	—	198,068
Loss related to warrants exchanged for stock	—	630
Warrant derivative loss	582,388	—
Changes in assets and liabilities:
Accounts receivable	(267,885)	314,797
Costs and estimated earnings on uncompleted contracts	329,034	(13,175)
Prepaid expenses and other current assets	61,968	(45,336)
Accounts payable	53,253	118,522
Accounts payable-related party	1,408	11,135
Payroll taxes payable	259,056	160,153
Accrued expenses	52,233	77,114
Billings in excess of costs and earnings on uncompleted contracts	1,503	116,984
Deferred revenue	(261,197)	(298,890)
Net cash used in operating activities	(675,526)	(91,245)

Cash flows from investing activities:
Purchase of patents/trademarks	—	(70)
Purchase of fixed assets	(16,266)	(19,029)
Net cash used in investing activities	(16,266)	(19,099)

Cash flows from financing activities:
Bank overdraft	—	3,604
Proceeds from related party notes	(13,612)	50,000
Repayments of related party notes	—	(41,178)
Repayments of insurance and equipment financing	(26,287)	(34,461)
Repayments of notes payable	(172,500)	(7,500)
Proceeds of notes payable, net of $117,000 cash fees	783,000	—
Net cash (used in) provided by financing activities	570,601	(29,535)

Net decrease in cash	(121,191)	(139,879)
Cash, beginning of period	174,376	140,129
Cash, end of period	53,185	250

Supplemental Disclosure of Cash Flow Information:
Interest paid	$45,334	$5,969
Taxes paid	$—	$—

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for prepaid consulting services	$—	$273,600
Accrued interest forgiven related to note payable settlement	$20,697	$—
Debt discount related to notes payable	$992,369	$—
Note issued for financing of insurance premiums	$127,620	$123,580

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2017 are not indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2017.

All share and per share amounts have been presented to give retroactive effect to a 1 for 35 reverse-stock split that occurred in May 2017.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, duostech and TrueVue 360, Inc. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of assets acquired and liabilities assumed in business combinations, valuation of intangible and other long-lived assets, estimates of percentage completion on projects and related revenues, valuation of stock-based compensation, valuation of derivatives, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards and valuation of loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at March 31, 2017.

Significant Customers and Concentration of Credit Risk

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2017, three customers accounted for 35%, 22% and 12% of revenues. For the three months ended March 31, 2016, three customers accounted for 37%, 26% and 17% of revenues.

At March 31, 2017, five customers accounted for 31%, 24%, 19%, 12% and 12% of accounts receivable. At December 31, 2016, three customers accounted for 50%, 26% and 14% of accounts receivable.

Geographic Concentration

Approximately 9.33% is generated from customers outside of the United States.

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

March 31, 2017

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At March 31, 2017, outstanding warrants to purchase an aggregate of 413,277 shares of common stock and at March 31, 2017, 48,863 shares issuable upon conversion of Series A preferred stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

Segment Information

The Company operates in one reportable segment.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $2,294,819 for the three months ended March 31, 2017.  During the same period, cash used in operating activities was $675,526. The working capital deficit, stockholders’ deficit and accumulated deficit as of March 31, 2017 were $6,304,643, $7,808,926 and $25,819,448. In addition, the Company defaulted on a promissory note in February 2017 (see Note 3).  Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On December 20, 2016, the Company signed a Securities Purchase Agreement and Promissory Note in the aggregate principal amount of up to $2,500,000 of which $575,000 was remitted by the investor upon signing.  The Company can draw further amounts upon achieving certain milestones related to a planned registered raise of at least $10M. At March 31, 2017, the Company has achieved the scheduled milestones and received the second through sixth draws on January 25, 2017, February 8, 2017, February 27, 2017, March 6, 2017 and March 14, 2017 in the amounts of $150,000, $100,000, $250,000, $150,000 and $250,000, respectively.  Concurrently, the Company signed an investment banking engagement for the purposes of raising sufficient capital, expected to be $13.3M, to fund the Company’s working capital deficit, provide sufficient funding to further the Company’s growth objectives and qualify to be listed on a national stock exchange.  (see Note 3)

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability. Ultimately however, the continuation of the Company as a going concern is dependent upon the ability of the Company to execute the plan described above, generate sufficient revenue and to attain profitable operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	March 31, 2017		December 31, 2016
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$15,117	10.30%	$25,075	9.75%
Third Party - Insurance Note 2	4,964	10.00%	9,861	10.00%
Third Party - Insurance Note 3	127,620	8.30%	—	8.05%
Third Party - Insurance Note 4	—	9.24%	11,432	9.24%
Total	$147,701		$46,368

The Company entered into an agreement on December 23, 2016 with its insurance provider by executing a $25,075 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 10.30% payable in monthly installments of principal and interest totaling $2,234 through October 23, 2017.  The note balance as of March 31, 2017 and December 31, 2016 was $15,117 and $25,075, respectively.

The Company entered into an agreement on September 15, 2016 with its insurance provider by executing a $19,065 note payable (Insurance Note 2) issued to purchase an insurance policy, secured by that policy, with an annual interest rate of 10.00% payable in monthly installments of principal and interest totaling $1,702 through June 30, 2017.  At March 31, 2017 and December 31, 2016, the note payable balance was $4,964 and $9,861, respectively.

The Company entered into an agreement on February 3, 2017 with its insurance provider by executing a $127,620 note payable (Insurance Note 3) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.30% payable in monthly installments of principal and interest totaling $13,252 through December 31, 2017.  At March 31, 2017 and December 31, 2016, the note payable balance was $127,620 and zero, respectively.

The Company entered into an agreement on April 1, 2016 with its insurance provider by executing a $65,000 note payable (Insurance Note 4) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.24% payable in monthly installments of principal and interest totaling $5,782 through February 1, 2017.  At March 31, 2017 and December 31, 2016, the note payable balance was zero and $11,432, respectively.  The insurance policy was renewed on April 1, 2017 with a note payable in the amount $49,000 with an annual interest rate of 10% payable in monthly installments of principal and interest totaling $12,000 through February 1, 2018.

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of:

	March 31, 2017		December 31, 2016
Notes Payable	Principal	Interest	Principal	Interest
Shareholder	$65,000	9%	$65,000	9%
Related party	13,369	8%	13,369	8%
Related party	2,100	—	10,504	—
Related party	56,500	8%	56,500	8%
Related Party	—	—	3,170	—
Related Party	8,431	8%	8,431	8%
CFO	31,973	8%	31,973	8%
Shareholder	226,936	6%	226,936	6%
CEO	8,608	8%	56,614	8%
Shareholder	105,219	8%	105,219	8%
Sub-total	564,104		577,716
Less long-term portion-CEO	45,968		—
Total	$518,136		$577,716

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

On May 28, 2008, a shareholder who is indirectly invested in the Company with the Chief Executive Officer (CEO) through another entity, loaned the Company the sum of $65,000 accruing interest at 9% per annum. There was an accrued interest balance of $50,693 and $49,231 as of March 31, 2017 and December 31, 2016, respectively. The note was repayable on or before September 15, 2008 although no demand for repayment has been received from the holder. There is no formal written agreement and the terms are documented on a letter from a former Chief Financial Officer (CFO) of the Company. The terms contain no default clauses and as of the time of this report, no demand for repayment has been made or expected. The Company intends to either negotiate a conversion to common stock or to repay the loan when sufficient working capital permits such action.

Upon the consummation of the merger on April 1, 2015, the Company assumed an Original Issue Discount (OID) promissory note with a remaining principal balance of $15,000 accruing interest at 18% per annum. On November 30, 2015, there was an outstanding principal balance of $15,000 and an accrued interest balance of $2,651 in which the promissory note was restructured into a note due on or before December 15, 2016 for a total of $17,651 principal balance, accruing interest at 8% per annum and monthly payments of $1,535 commencing January 15, 2016.  The Company made payments during the first quarter of 2016 in the amount of $4,282 and will resume payments in the second quarter of 2017.  As of March 31, 2017, the loan had an outstanding amount of $13,369 and there was an accrued interest balance of $1,070.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes due to an entity which had previously extended credit on a revolving basis for working capital. The total principal balance was $212,693 at the time of the merger and carried total interest and extension fees of 30% per annum. On September 30, 2015, the note and accrued interest for a total of $275,660 was exchanged for 1,002,401 common shares. The Company recorded a loss on settlement in the amount of $115,139. The same lender had extended further credit to the Company’s TrueVue360 subsidiary which on September 30, 2015 had a principal balance of $28,040 and accrued interest balance of $9,777 totaling $37,817. The note can be extended each time for a further 30 days on payment of a 1% extension fee in addition to the 1.5% interest cost which can be accrued. The Company agreed to convert this note to an 18-month term loan with 0% interest and monthly payments of $2,100 starting November 1, 2015. The Company also issued 14,321 five-year warrants with a strike price of $9.80 as consideration for the conversion of the larger note and the zero-interest feature of the extended payment plan. As of March 31, 2017 and December 31, 2016, the balance was $2,100 and $10,504, respectively.

On December 12, 2013, the wife of the CEO loaned the Company the sum of $10,000 at an annual percentage rate of 8%. On January 29, 2015, March 3, 2015 and September 30, 2015 the wife of the CEO loaned the Company an additional $12,000, $5,000 and $9,500 respectively.  On January 24, 2016, an additional $20,000 was loaned to the Company.  The total principal due at March 31, 2017 and December 31, 2016 was $56,500 and $56,500, respectively. There was accrued interest balance of $8,604 and $7,474 as of March 31, 2017 and December 31, 2016, respectively. The note is repayable on demand of the holder. As of the time of this report, no such demand has been made.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $30,378 due to the former CEO of ISA. These amounts are non-interest bearing and are due on demand. The Company pays these loans as sufficient funds become available. At March 31, 2017 and December 31, 2016, the loan had an outstanding balance of zero and $3,170, respectively.

Upon the consummation of the merger on April 1, 2015, the Company assumed an OID promissory note with a remaining principal and accrued interest balance of $10,593. During the third quarter of 2015, interest payments of $1,500 were paid. At November 30, 2015, the principal balance of the note was $10,000, and an accrued interest balance of $1,131 at a rate of 30% per annum was restructured into a note due on or before December 15, 2016 for a total of $11,131 principal balance, accruing interest at 8% per annum and monthly payments of $968 commencing January 15, 2016.  The Company made payments during the first quarter of 2016 in the amount of $2,700 and plans to resume payments in the second quarter of 2017.  At March 31, 2017, the loan had an outstanding balance of $8,431 and there was an accrued interest balance of $674 at March 31, 2017.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes with a total principal balance of $8,783 due to the Company’s CFO. During the second quarter of 2015, the CFO loaned the Company an additional $365 and the Company made payments to the CFO during the same period in the amount of $1,307. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. On January 28, 2016, the CFO loaned the Company $30,000, accruing interest at 8% per annum which is repayable by the Company when sufficient funds are available.  At March 31, 2017, the outstanding loan balance was $31,973 and there was an accrued interest balance of $2,820 at March 31, 2017.

On April 8, 2015, the Company received a $310,000 loan from a related party principal shareholder. The note accrues interest at the rate of 6% per annum and was repayable on or before October 31, 2015. There was accrued interest balance of $8,616 as of September 30, 2015. The Company and shareholder have agreed to replace the note with a new note in the amount of $320,166, which includes principal and accrued interest through October 31, 2015. Repayment shall occur with eleven monthly payments of $27,750 plus one final payment of $27,006.63 (including interest of 6%) beginning on or before December 31, 2015. As of March 31, 2017, the Company is twelve payments in arrears and the outstanding balance was $226,936.

On July 19, 2016, the Company received a $60,000 loan less fees of $75 for a related party loan with proceeds of $59,925 from the Company’s CEO.  The promissory note carries an annual interest rate of 7.99% with a monthly installment payment of $1,052 through July 19, 2022.  As of March 31, 2017 and December 31, 2016, the outstanding balance was $54,576 and $56,614, respectively.

On August 11, 2016, the Company received an $111,645 loan from a related party principal shareholder.  The note accrues interest at the rate of 8% per annum and is repayable on or before February 11, 2017.  As of March 31, 2017, the outstanding balance was $105,219.  The note is currently in technical default.  However, as of the time of this report, the lender has agreed not to pursue any default remedies and has informally agreed to work with us until such time as the note can be repaid.

Notes Payable

	March 31, 2017		December 31, 2016
Payable To	Principal	Interest	Principal	Interest

Shareholder	$19,108	—	$19,108	—
Vendor	—	—	22,500	—
Total	$19,108		$41,608

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $19,108 due to an unrelated party investor and shareholder of the Company. The $19,108 is non-interest bearing and currently due, although the note holder has not made any demand for payment at this time.

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and, pursuant thereto, took a charge in the third quarter of 2015 for the settlement amount of $60,000.  At March 31, 2017 and December 31, 2016, the outstanding balance was zero and $22,500, respectively.

Convertible Notes, Including Premiums

	March 31, 2017			December 31, 2016
Payable To	Principal	Premium	Principal, Including Premium	Principal	Premium	Principal, Including Premium
Vendor	$—	$—	$—	$50,000	$50,000	$100,000
Vendor	—	—	—	46,975	46,975	93,950
Total	$—	$—	$—	$96,975	$96,975	$193,950

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Upon the consummation of the merger on April 1, 2015, the Company assumed a convertible promissory note of $50,000 due to a vendor of the Company which included a premium of $50,000 relating to its treatment as stock settled debt under ASC 480. The $50,000 convertible note accrues interest at 1% per month and is convertible into the Company’s common stock at a 50% discount to the average closing bid prices for the company’s common stock for the five days immediately preceding the conversion date.  An interest payment was made on January 11, 2016 in the amount of $3,230. The outstanding note balance at December 31, 2016 and 2015 was $50,000 and $50,000, respectively and accrued interest on December 31, 2016 and 2015 was $7,511 and $4,723, respectively. As previously disclosed, on May 23, 2016, the Company filed a lawsuit against, the holder of this note and another convertible note described below. The Company owes the principal and interest due under the notes and has sought to pay principal and interest of the note which first came due but its offer was rejected. On January 19, 2017, the Company executed a settlement agreement with this vendor resolving the pending lawsuit concerning the two convertible notes.  The settlement calls for payment of $150,000 due within 45 days of execution thereof and resolves all outstanding obligations.  Payment was made on March 7, 2017 and a gain on settlement of $64,647 was recorded by the Company.

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

Note Payable – Third Party

	March 31, 2017			December 31, 2016
Payable To	Principal	Less Unamortized Discounts	Principal, Less Unamortized Discounts	Principal	Less Unamortized Discounts	Principal, Less Unamortized Discounts
Note 1-non-current	$1,800,000	$527,536	$1,272,464	$1,800,000	$593,478	$1,206,522
Note 2-current	1,552,632	772,984	779,648	605,263	559,661	45,602
Total	$3,352,632	$1,300,520	$2,052,112	$2,405,263	$1,153,139	$1,252,124

Note 1

On March 31, 2016, the Company entered into a Securities Purchase Agreement with an institutional investor, which, together with the transaction documents referenced therein, provides for the terms in the following paragraph. The Company closed the Offering on April 1, 2016.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The offering amount was $1,800,000 less a 5% original issue discount. The note is a senior debt obligation secured by substantially all assets of the Company and shares of all current and future subsidiaries as well as being guaranteed by each subsidiary but is not convertible into the Company’s stock. The senior secured note also contains certain default provisions and is subject to standard covenants such as restrictions on issuing new debt. In conjunction with the note, the Company issued a warrant exercisable for 71,249 shares of common stock exercisable for five years at an exercise price of $12.25 per share. The warrants also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions as well as a potential adjustment to the exercise price based on certain events. The relative fair value of the warrants of $466,031 was recorded as a debt discount and is being amortized to interest expense over the term of the debt. The note will mature three years from the closing date and will accrue interest at the rate of 14% per annum, payable monthly. The note will accrue additional interest at the rate of 2% per annum, compounding monthly, payable annually in arrears. The Company may choose to begin amortizing the principal at any time subject to prepayment premiums. Also, the Company agreed to an amended placement agent’s fee with respect to the placement of such loan which differed from the original terms agreed with the Placement Agent as that agreement had expired (see Note 5, Placement Agency Agreement). The amendment included (a) postponement of payment of the cash fee of $5,000 to 15 days after execution of the term sheet, (b) the closing fee was fixed to $137,000 (based on a $1.8 million debt funding) and three-year warrants for 5,715 shares at an exercise price of $14 per share and valued at their fair value of $43,272.  Other closing expenses totaled $40,000 plus another $10,000 of legal fees previously paid.  Total cash issue costs of $192,000, the original issue discount of $90,000, the warrant relative fair value of $466,031 and warrant fair value of $43,272 were recorded as debt discounts to be amortized over the three-year term of the debt.  Net proceeds were $1,518,000 after all issue costs.  Additionally, at closing, certain previously recorded obligations of the Company totaling $690,110, as discussed below, were paid directly from the lender reducing the actual proceeds to the Company.

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

On April 1, 2016, the Company made a payment of $142,000 (part of the $192,000 discussed above) to a placement agent as compensation for arrangement of financing through the aforementioned Securities Purchase Agreement.  The payment was deducted from proceeds of that agreement.  As discussed above, the Company also issued 5,715 three-year warrants with an exercise price of $14 to the agent as additional compensation.  These amounts are broadly in line with the anticipated compensation agreed within the original placement agency agreement which was terminated in December, 2015.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 2

On December 20, 2016, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with JMJ Financial, ("JMJ," and together with the Company, the "Parties") and borrowed an initial principal amount of $605,263 from the total available as discussed below. Pursuant to the Purchase Agreement, JMJ purchased from the Company (i) a Promissory Note in the aggregate principal amount of up to $2,500,000 (the "Note") for consideration of up to $2,350,000 net of an original issue discount of 5%, due and payable on the earlier of May 15, 2017 or the third business day after the closing of the Public Offering (as defined therein), and (ii) a Common Stock Purchase Warrant (the "Warrant") to purchase 115,289 shares of the Company's common stock ("Common Stock") at an exercise price per share equal to the lesser of (i) 80% of the per share price of the Common Stock in the Company's contemplated public offering of securities (the "Public Offering"), (ii) $5.25 per share, (iii) the lowest daily closing price of the Common Stock during the ten days prior to the Public Offering (subject to adjustment), (iv) the lowest daily closing price of the Common Stock during the ten days prior to the Maturity Date (subject to adjustment), (v) 80% of the unit price in the Public Offering (if applicable), or (vi) 80% of the exercise price of any warrants issued in the Public Offering. Additionally, pursuant to the Purchase Agreement, the Company will issue JMJ shares of Common Stock equal to 30% of the principal sum of the Note ("Origination Shares") on the 5th trading day after the pricing of the Public Offering, but in no event later than May 30, 2017. The number of Origination Shares will equal the principal sum of the Note divided by the lowest of (i) the lowest daily closing price of the Common Stock during the ten days prior to delivery of the Origination Shares or during the ten days prior to the date of the Public Offering (in each case subject to adjustment for stock splits), (ii) 80% of the commo n stock offering price of the Public Offering, (iii) 80% of the unit price offering price of the Public Offering (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Public Offering.  Cash closing expenses totaled $46,000 to the private placement agent.  The Company also issued warrants for 9,224 common stock to the placement agent with the same terms as the lender warrants.  Total cash issue costs of $46,000, the original issue discount of $30,263 and a discount relating to the warrants of $529,000 were recorded as debt discounts to be amortized over the 146-day term of the debt.  Net proceeds were $529,000 after all issue costs.  The Company previously paid and expensed legal fees of $28,750 and paid an advance retainer of $50,000 to a law firm for future work relating to the planned public offering which is recorded as a prepaid asset at December 31, 2016.  The Company recorded expenses in the amount of $30,000 during the first quarter of 2017.  At March 31, 2017, the prepaid balance was $20,000.

On January 25, 2017, the Company borrowed an additional $157,895 and received a net amount of $130,500 representing the second draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $12,000, the original issue discount of $7,895, legal fees of $7,500 and a discount relating to the warrants of $138,000 were recorded as debt discounts to be amortized over the remaining 110-day term of the debt.  Warrants in the amount of 30,075 were issued as per the agreement.

On February 8, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the third draw against the Securities Purchase agreement with JMJ Financial.  The total cash issue costs of $8,000, the original issue discount of $5,263, legal fees of $5,000 and a discount relating to the warrants of $92,000 were recorded as debt discounts to be amortized over the remaining 96-day term of the debt.  Warrants in the amount of 20,050 were issued as per the agreement.

On February 27, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the fourth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $20,000, the original issue discount of $13,158, legal fees of $12,500 and a discount relating to the warrants of $230,000 were recorded as debt discounts to be amortized over the remaining 77-day term of the debt.   Warrants in the amount of 50,138 were issued as per the agreement.

On March 6, 2017, the Company borrowed an additional $157,895 and received a net amount of $130,500 representing the fifth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $12,000, the original issue discount of $7,895, legal fees of $7,500 and a discount relating to the warrants of $138,000 were recorded as debt discounts to be amortized over the remaining 70-day term of the debt.  Warrants in the amount of 30,075 were issued as per the agreement.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

On March 14, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the sixth draw against the Securities Purchase agreement with JMJ Financial.  The total cash issue costs of $20,000, the original issue discount of $13,158, legal fees of $12,500 and a discount relating to the warrants of $230,000 were recorded as debt discounts to be amortized over the remaining 62-day term of the debt.  Warrants in the amount of 50,138 were issued as per the agreement.

NOTE 4 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000, but is now closed to future borrowing. The balance as of March 31, 2017 and December 31, 2016, was $36,452 and $38,019, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is the Prime Rate plus 8% (10.50% at March 31, 2017). The former CEO of ISA is the personal guarantor.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Placement Agency Agreement

On January 6, 2016, the Company entered into an agreement with an investment banker to provide general financial advisory and investment banking services. Services included, but not limited to in the agreement are to provide a valuation analysis of the Company, assist management and advise the Company with respect to its strategic planning process and business plans including an analysis of markets, positioning, financial models, organizational structure, potential strategic alliances, capital requirements, potential national listing and working closely with the Company’s management team to develop a set of long and short-term goals with special focus on enhancing corporate and shareholder value. The Agreement is for an initial term of six months. The Company shall pay a non-refundable fee accruing at the rate of $10,000 per month, for the term of the agreement. These advisory fee payments will be accrued and deferred for payment until the earlier of 1) closing of a financing described in the agreement, 2) a closing of interim funding at which point fifty percent (50%) of the outstanding monthly advisory fee will be payable on the last day of the month following closing of the interim financing or 3) the termination of the agreement.  The Company issued to the investment banker 26,058 vested shares of the Company’s common stock as of the execution date of this agreement. In addition, the Company issued warrants for the purchase of 8,629 shares of the Company’s common stock. The warrants shall have a five-year term and an exercise price of $10.50.

On January 27, 2016, the Company entered into an agreement with a consultant to provide advisory services for an initial period of six months. The consultant will assist the Company with its objective of evaluating financing and other strategic options in connection with operational expansion and respond to any opportunities that arise in regard to strategic partnerships/acquisition/joint ventures or other business relationships that may advance revenue growth and enterprise value. Upon a qualified financing of at least $1,500,000 through a party introduced by the consultant, the Company agreed to issue up to $90,000 in equity or cash at the same rate and terms as the basis of the financing. In consideration for development services thirty days from the execution of this agreement, 572 shares of restricted common stock of the Company will be granted to the consultant or assigns and be issued within fifteen days of the grant. Also, 858 additional shares shall be granted to the consultant or assigns on completion of any transactions with a potential participant. In consideration for advisory services, the non-refundable sum of $5,000 was payable upon execution of the agreement with a further $5,000 to be deferred and paid upon the completion of any transaction with a potential participant.  On May 5, 2016, the Company cancelled the agreement due to lack of performance with the consultant who was to provide advisory services for an initial period of six months.  The Company paid an initial amount of $2,500 and no further compensation will be paid.  No shares of common stock were issued in connection with this agreement.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

On May 13, 2016, the Company entered into an agreement with a consultant in the business of providing services for management consulting, business advisory, shareholder information and public relations for a period of three months.  During the Term of this Agreement, the Company will pay to the Consultant the sum of $3,000 per month.  The Company may accrue monthly fees without payment to the consultant until the company closes a qualified financing other than the first month’s retainer. Upon signing, the Company issued to the Consultant 3,572 shares of the Company’s restricted common stock for a total purchase price of $100 and recorded $27,400 as a prepaid asset to be amortized over the three-month term.  The Company amortized $27,400 to expense as of December 31, 2016. As of August 14, 2016, the agreement had expired and was not renewed in writing by the parties as called for in the agreement.  The Company continues to work with the Principal on certain potential funding arrangements that were started (but not consummated) during the period in which the contract was in effect.

On September 1, 2016, the Company entered into an agreement with a registered investment broker, for the purposes of securing interim and long-term funding for the Company.  During the ninety-day term of this agreement, the Company was to pay the broker $50,000, certain travel expenses, plus 7% cash fee of the aggregate principle amount raised on a qualified financing. The Company has paid an initial amount of $6,500 to the broker and the broker sent materials to qualified investors.  The Company has cancelled the agreement effective December 27, 2016 and the initial fee of $6,500 was refunded to the Company on February 1, 2017 less a $250 fee.

Litigation

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company strongly believed that FacilityTeam did not deliver the products promised and felt that we would prevail in arbitration called for by the contract between the parties. Ultimately, the Company opted to settle the matter for the cost of the litigation which was estimated be at least $60,000; rather than spend further resources on defending the claim and pursuing the counterclaim against FacilityTeam. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and taking a charge in the third quarter of 2015 for the settlement amount of $60,000.  On December 12, 2016, the Company was notified that it was in breach of settlement with a previous vendor, FacilityTeam based in in Ontario, Canada alleging failure to make payments against that settlement.  On December 28, 2016, the Company subsequently agreed to a modified payment schedule as part of a post judgement settlement for the amounts still outstanding.  The final payment was made on March 7, 2017.

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

Delinquent Payroll Taxes Payable

As reported previously, the Company has a delinquent payroll tax payable at March 31, 2017 and December 31, 2016 in the amount of $655,755 and $400,076, respectively. The delinquent portion is included in the payroll taxes payable balance of $703,532 and $444,476, respectively, as shown on the Company’s consolidated balance sheet. The IRS has accepted the Company’s offer of a monthly installment agreement in the amount of $25,000 commencing March 28, 2016.  The monthly installment payments made as of March 31, 2017 totals $250,000.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 6 – RELATED PARTIES

Notes, Loans and Accounts Payable

As of March 31, 2017 and December 31, 2016, there were various notes and loans payable to related parties totaling $564,104 and $577,715, respectively, with related unpaid interest of $71,742 and $62,959 respectively (see Note 3). The Company also has accounts payable-related parties due to an officer for expense reimbursement and due to an affiliate for services in the total amount of $41,544 and $40,136 at March 31, 2017 and December 31, 2016, respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations.  The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Balance at March 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$2,203,487	$—	$—	$2,203,487

The following is a roll forward through March 31, 2017 of the fair value liability of warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments
Balance at December 31, 2016	$793,099
Initial fair value of warrant liability	828,000
Change in fair value included in other (income) loss	582,388
Balance at March 31, 2017	$2,203,487

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common stock issued for services

During the first quarter of 2017, the Company issued 2,903 shares of common stock for services valued at the quoted trading price on respective grant dates resulting in a consulting expense of $15,000.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 9 – COMMON STOCK PURCHASE WARRANTS

Warrants

The following is a summary of activity for warrants to purchase common stock for the three months ended March 31, 2017:

	March 31, 2017
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at the beginning of the year	218,764	$8.40	4.6
Warrants expired	(375)	233.45
Warrants issued with debt	194,887	5.25	4.9
Outstanding at end of period	413,276	7.00	4.6
Exercisable at end of period	413,276	$7.00	4.6

During the first quarter of 2017, 194,888 warrants were issued with the Securities Purchase Agreement and the amended Placement Agent Agreement.  During the same period, 375 warrants expired.

NOTE 10 – SUBSEQUENT EVENTS

On or about February 15, 2017, the Company received a Notice of Filing of Complaint of Discrimination filed by a former employee of the Company that had been terminated for insubordination.  The Company received notice in late April 2017 from the Florida Commission on Human Relations with a determination of no reasonable cause exists to believe that an unlawful practice occurred.

On April 25, 2017, the Company borrowed an additional $78,947 and received a net amount of $65,250 representing the sixth draw against the Securities Purchase agreement with JMJ Financial.  The total cash issue costs of $6,000, the original issue discount of $3,947, legal fees of $3,750 and a discount relating to the warrants of $69,000 were recorded as debt discounts to be amortized over the remaining 20-day term of the debt.  Warrants in the amount of 15,038 were issued as per the agreement.

On April 26, 2017, the Company filed an Amendment to the Articles of Incorporation to effectuate a reverse split of the Company’s issued and outstanding common stock at an exchange ratio of 1-for-35. The reverse stock split was effective as of May 1, 2017. All share and per share data in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the effects of the reverse stock split.

Amendment to $2,500,000 Promissory Note

On May 15, 2017, the Company was obligated to repay the principal due to a lender on a bridge loan totaling $1,627,632.  On May 22, 2017, the Company obtained an amendment #1 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from May 15, 2017 to June 15, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from May 30, 2017 to June 15, 2017.

The Investor conditionally waived the defaults for the Company's failure to meet the original Maturity Date of the Note and delivery date for the Origination Shares. The Investor waived any damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such defaults through the Extended Maturity Date, and such conditional waiver is conditioned on the Issuer's not being in default of and not breaching any term of the Note or the SPA or any other Transaction Document at any time subsequent to the date of the Amendment. If the Company triggers an event of default or breaches any term of the Note, the SPA, or the Transaction Documents at any time subsequent to the date of the Amendment, the Investor may issue a notice of default for the Company’s failure to meet the original Maturity Date of the Note and original delivery date of the Origination Shares. (see Note 3, “Note Payable – Third Party”, “Note 2”)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Form 10-Q and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

The Company’s strategy includes continued expansion of its technology base through organic development efforts, strategic partnerships, and growth through strategic acquisitions. The Company’s primary target industry sectors include transportation, with emphasis on freight and transit railroad owners/operators, petro-chemical, utilities and healthcare.  Our strategy for the next 12 months is to continue to pursue key target markets described and expand the offerings within those markets as available capital allows.

Specifically, based upon a successful capital raise, the Company intends to undertake to invest in sales and marketing resources to broaden its reach into the target markets, evaluate key requirements within those markets and add development resources to allow us to compete for additional projects thereby driving revenue growth.  In addition, the original business of IT Asset Management (ITAM) services for large data centers is now operated as a division of the Company that continues its sales efforts through large strategic partners.

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

Results of Operation

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	March 31,
	2017	2016

Revenue	$1,035,730	$1,004,243
Cost of Revenue	631,388	486,417
Gross profit	404,342	517,826
Operating expenses	1,260,107	1,285,207
Loss from operations	(855,765)	(767,381)
Other income (expense)	(1,439,054)	(70,999)
Net loss	(2,294,819)	(838,381)
Series A preferred stock dividends	(5,920)	—
Net loss applicable to common stock	$(2,300,739)	$(838,381)

Revenues

Revenues were $1,035,730 and $1,004,243 for the three months ended March 31, 2017 and 2016, respectively. The comparative 3% increase in revenue during 2017 was largely the result of the increase in project revenue and IT asset management services offset with the anticipated decrease in Maintenance and technical support as the business shifts its focus from legacy security products to advanced intelligence offerings. The 48% decrease in maintenance and technical support was all from one legacy customer who cancelled their contract at the end of 2016.  The revenue from this line item will be replaced over the next reporting periods with an anticipated increase in consulting services for the rail business and recurring maintenance revenues from new projects after the initial maintenance free period.

Cost of Revenues

Costs of revenues were $631,388 and $486,417 for the three months ended March 31, 2017 and 2016, respectively. The increase in 2017 cost of the project implementation was related to increased costs for implementation of one international project with unanticipated additional travel and other expenses related to this specific project.  Other increases in costs of revenues are generally in line with the increase in revenue in these categories with IT asset management services showing a slight improvement most related to economies of scale.  It should be noted that the decrease in 2017 cost of the maintenance and technical support is due to the budgeted decrease in revenue.

Gross Profit

Gross Profit was $404,342 and $517,826 for the three months ended March 31, 2017 and 2016, respectively. The decrease in first quarter 2017 resulted from an isolated decline in margins in the project business for reasons described previously.  This decrease is expected to be one-time in nature and that the overall year will be in line with previous gross profit performance.  The decrease in gross profit was offset by lower costs overall in the maintenance and technical support and IT asset management areas but still resulted in a reduction of 22% in overall gross margin compared to the comparative quarter in 2016.  Despite more aggressive pricing in the award of a large contract that makes up much of the revenue in that business line, unanticipated expenses related to initial implementation of a new product reduced the overall gross margins compared to the previous equivalent quarter. These cost overruns are expected to be a one-time event and that gross margin percentage are anticipated to be in line with previous years going forward.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 and 2016 were $1,260,107 and $1,285,207 respectively, a decrease of $25,100.  This decrease in expenses was mainly due to a decrease in contract labor and selling and marketing expenses of $167,858.  However, this decrease was offset by an increase of $142,757 because of additional professional fees and general and administration expenses related to operating as a public company, expenses related to our corporate actions including a planned up-listing to a national exchange and additional spending on resources for the research and development department by the Company.

Loss Before Other Income (Expense)

The loss from operations for the three months ended March 31, 2017 and 2016 were $855,765 and $767,381, respectively. The increase in loss from operations was due to an isolated decline in project margins as previously described as well as increased spending on professional fees related to planned corporate actions.

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 was $921,314 and $72,305 respectively. The increase in interest expense was almost entirely due to non-cash charges in connection with debt discount and warrant amortization expense for bridge financing entered into in late 2016.  The bridge financing costs are expected to terminate once the Company completes a planned registered equity offering and the subject financing is repaid in full.

Warrant Derivative Loss

Warrant derivative loss for the three months ended March 31, 2017 and 2016 was $582,388 and zero, respectively. The large amount in 2017 was primarily the result of the non-cash warrant derivative expense related to the additional funding drawn against the Company’s promissory note with JMJ Financial.

Other Income

Other income for the three months ended March 31, 2017 and 2016 was $64,648 and $1,306, respectively. The increased amount in 2017 was the result of a gain on settlement of debt of $64,647.

Net Loss

The net loss for the three months ended March 31, 2017 and 2016 was $2,294,819 and $838,381, respectively. The $1,456,438 increase in net loss is primarily attributable to the non-cash charges in 2017 of $1,503,702 in debt discount expense and warrant derivative expense on debt related to bridge financing.  Net loss applicable to Common Stock was $2,300,739 in 2017 versus $838,381 in 2016, an increase of $1,462,358. The loss in 2017 included a charge for Preferred Stock Dividends of $5,920. Net loss per common share was $(1.21) and $(0.45) for the three months ended March 31, 2017 and 2016.

Liquidity and Capital Resources

Cash flows used in operating activities for the three months ended March 31, 2017 and 2016 were $675,526 and $91,245, respectively. The increase in cash flows used in operations for the three months ended March 31, 2017 was due primarily to the non-cash warrant derivative expense and debt discount expense related to the promissory note with JMJ Financial with an offset of $229,373 positive variance in changes in assets and liabilities.

Cash flows used in investing activities for the three months ended March 31, 2017 and 2016 were $16,266 and $19,099, respectively representing minimum investments in certain assets during 2017 and 2016.

Cash flows provided by (used in) financing activities for the three months ended March 31, 2017 and 2016 were $570,601 and used $29,535, respectively. Cash flows from financing activities during 2017 were primarily attributable to proceeds from the draws on notes payable, partially offset by repayments of existing notes and short term credit facilities. Cash flows used for financing activities during 2016 were primarily for repayments of notes payable and insurance and equipment financing partially offset by proceeds from related party notes.

Since inception, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. As of May 16, 2017, we had cash on hand of approximately $63,000. We have approximately $131,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

Overview

Because of the growing nature of the business, we project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $3 million for the year of 2017, which we anticipate will be funded through equity instruments related to the anticipated $13.3M registered offering previously described.

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

Reverse Split

Effective April 26, 2017, the Company filed an Articles of Amendment to the Articles of Incorporation of the Company (the “Amendment”) to effectuate a reverse split of the Company’s issued and outstanding common stock at an exchange ratio of 1-for-35 (the “Reverse Split”). As a result of the Reverse Split, every thirty-five (35) shares of the Company’s issued and outstanding common stock will be converted into one (1) share of issued and outstanding common stock. The number of authorized shares will remain unchanged. No fractional shares will be issued in connection with the Reverse Split. Any fractional shares of common stock resulting from the Reverse Split will be rounded up to the nearest whole share. It is not necessary for stockholders to exchange their existing stock certificates for new stock certificates in connection with the Reverse Split. Stockholders who hold their shares in brokerage accounts are not required to take any action to exchange their shares.

The Reverse Split is being implemented by the Company in connection with an application filed to up-list the Company’s common stock on the NASDAQ Capital Market (“NASDAQ”). The Reverse Split is intended to fulfill the stock price requirements for listing on NASDAQ since the requirements include, among other things, that the Company’s common stock must maintain a minimum closing price per share of $4.00 or higher for 30 of the most recent 60 trading days. There is no assurance that the Company’s application to up-list the Company’s common stock on NASDAQ will be approved.

On April 28, 2017, the Company received notice from Financial Industry Regulatory Authority that the Reverse Split has been approved and will take effect at the opening of trading on May 22, 2017.

The Company’s shares will continue to trade on The OTC Markets under the symbol “DUOT” with the letter “D” added to the end of the trading symbol for a period of 20 trading days to indicate that the Reverse Split has occurred.

The Reverse Split has no impact on shareholders’ proportionate equity interests or voting rights in the Company or the par value of the Company’s common stock, which remains unchanged.

The above description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is attached hereto as Exhibit 3.1 to the Current Report on Form 8-K filed with U.S. Securities and Exchange Commission on April 28, 2017.

JMJ Financing Transaction

On December 20, 2016, we entered a bridge financing Securities Purchase Agreement with JMJ Financial, an accredited investor, for non-convertible debt financing in the amount up to $2,500,000. Our first draw was in the amount of $575,000 net of an OID of $30,263.  The loan agreement contemplates a series of corporate actions leading to the Company raising at least $10 million in a registered offering. The loan is payable on the earlier of May 15, 2017 or the third business day after the closing of the Public Pursuant to the Note, the lender is obligated to provide the Company an additional $925,000 advance under the Note in tranches, as certain milestones, contained within the Note, are achieved. The lender may make further advances of up to $1,000,000 ($875,000 after deduction for original issue discounts for the entire $2.5M note) under the Note, in such amounts and at such times as the Parties may agree.  The Company has drawn $750,000 during the first quarter after achieving scheduled milestones against the $925,000 and an additional $150,000 against the $1,000,000 available amount as of March 31, 2017 related to favorable settlement on an existing debt obligation that was in default.  Although the note is not convertible per se, if the Company fails to repay the balance due under the Note when due, the lender has the right to convert all or any portion of the outstanding Note into shares of Common Stock, subject to the terms and conditions set forth in the Note.  All amounts due under the Note become immediately due and payable upon the occurrence of an event of default as set forth in the Note.

On January 25, 2017, the Company borrowed an additional $157,895 and received a net amount of $130,500 representing the second draw against the Securities Purchase agreement with JMJ Financial.  Warrants in the amount of 30,075 were issued as per the agreement.

On February 8, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the third draw against the Securities Purchase agreement with JMJ Financial.  Warrants in the amount of 20,050 were issued as per the agreement.

On February 27, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the fourth draw against the Securities Purchase agreement with JMJ Financial.  Warrants in the amount of 50,138 were issued as per the agreement.

On March 6, 2017, the Company borrowed an additional $157,895 and received a net amount of $130,500 representing the fifth draw against the Securities Purchase agreement with JMJ Financial.  Warrants in the amount of 30,075 were issued as per the agreement.

On March 14, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the sixth draw against the Securities Purchase agreement with JMJ Financial.  Warrants in the amount of 50,138 were issued as per the agreement.

On April 25, 2017, the Company borrowed an additional $78,947 and received a net amount of $65,250 representing the sixth draw against the Securities Purchase agreement with JMJ Financial.  Warrants in the amount of 15,038 were issued as per the agreement.

On May 15, 2017, the Company was obligated to repay the principal due to JMJ Financial on the bridge loan totaling $1,627,632.  On May 22, 2017, the Company obtained an amendment #1 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from May 15, 2017 to June 15, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from May 30, 2017 to June 15, 2017.

JMJ Financial conditionally waived the defaults for the Company's failure to meet the original Maturity Date of the Note and delivery date for the Origination Shares. JMJ Financial waived any damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such defaults through the Extended Maturity Date, and such conditional waiver is conditioned on the Issuer's not being in default of and not breaching any term of the Note or the SPA or any other Transaction Document at any time subsequent to the date of the Amendment. If the Company triggers an event of default or breaches any term of the Note, the SPA, or the Transaction Documents at any time subsequent to the date of the Amendment, the Investor may issue a notice of default for the Company’s failure to meet the original Maturity Date of the Note and original delivery date of the Origination Shares.

Because of the growing nature of the business, we project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $3 million for the year of 2017, which we anticipate will be funded through equity instruments related to the anticipated $13.3M registered offering previously described.

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

Critical Account Policies

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of assets acquired and liabilities assumed in business combinations, valuation of intangible and other long-lived assets, estimates of percentage completion on projects and related revenues, valuation of stock-based compensation, valuation of derivatives, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards and valuation of loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information to be reported under this item is not required of smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report.  Based upon such evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

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

Dispute with Former Employee

On or about February 15, 2017, the Company received a Notice of Filing of Complaint of Discrimination filed by a former employee of the Company that had been terminated for insubordination. The Company received notice in late April 2017 from the Florida Commission on Human Relations with a determination of no reasonable cause exists to believe that an unlawful practice occurred.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Amended Registration Statement on Form S-1, filed with the U.S Securities and Exchange Commission on April 13, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as disclosed below, there were no unregistered sales of the Company’s equity securities during first quarter 2017 that were not previously disclosed in reports filed with the SEC.

On January 1, 2017, the Company issued 794 shares of common stock to a consultant for services rendered to the Company.

On January 25, 2017, the Company issued common stock purchase warrants to an investor in connection with a debt financing transaction (the “Financing Warrants”). The Financing Warrants are exercisable into 30,075 shares of the Company’s common stock at an aggregate exercise amount of $157,895. On the same date, the Company issued additional common stock purchase warrants to a placement agent for fees in connection with the debt financing transaction (the “Additional Financing Warrants”). The Additional Financing Warrants are exercisable into 2,406 shares of the Company’s common stock at an aggregate exercise amount of $12,632.

On February 1, 2017, the Company issued 1,429 shares of common stock to a consultant for services rendered to the Company.

On February 8, 2017, the Company issued common stock purchase warrants to an investor in connection with a debt financing transaction (the “Financing Warrants”). The Financing Warrants are exercisable into 20,050 shares of the Company’s common stock at an aggregate exercise amount of $105,263. On the same date, the Company issued additional common stock purchase warrants to a placement agent for fees in connection with the debt financing transaction (the “Additional Financing Warrants”). The Additional Financing Warrants are exercisable into 1,604 shares of the Company’s common stock at an aggregate exercise amount of $8,421.

On February 27, 2017, the Company issued common stock purchase warrants to an investor in connection with a debt financing transaction (the “Financing Warrants”). The Financing Warrants are exercisable into 50,138 shares of the Company’s common stock at an aggregate exercise amount of $263,158. On the same date, the Company issued additional common stock purchase warrants to a placement agent for fees in connection with the debt financing transaction (the “Additional Financing Warrants”). The Additional Financing Warrants are exercisable into 3,997 shares of the Company’s common stock at an aggregate exercise amount of $20,984.

On March 1, 2017, the Company issued 680 shares of common stock to a consultant for services rendered to the Company.

On March 6, 2017, the Company issued common stock purchase warrants to an investor in connection with a debt financing transaction (the “Financing Warrants”). The Financing Warrants are exercisable into 30,075 shares of the Company’s common stock at an aggregate exercise amount of $157,895. On the same date, the Company issued additional common stock purchase warrants to a placement agent for fees in connection with the debt financing transaction (the “Additional Financing Warrants”). The Additional Financing Warrants are exercisable into 2,406 shares of the Company’s common stock at an aggregate exercise amount of $12,632.

On March 14, 2017, the Company issued common stock purchase warrants to an investor in connection with a debt financing transaction (the “Financing Warrants”). The Financing Warrants are exercisable into 50,138 shares of the Company’s common stock at an aggregate exercise amount of $263,158. On the same date, the Company issued additional common stock purchase warrants to a placement agent for fees in connection with the debt financing transaction (the “Additional Financing Warrants”). The Additional Financing Warrants are exercisable into 3,997 shares of the Company’s common stock at an aggregate exercise amount of $20,894.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective April 26, 2017, the Company filed an Articles of Amendment to the Articles of Incorporation of the Company (the “Amendment”) to effectuate a reverse split of the Company’s issued and outstanding common stock at an exchange ratio of 1-for-35 (the “Reverse Split”). As a result of the Reverse Split, every thirty-five (35) shares of the Company’s issued and outstanding common stock will be converted into one (1) share of issued and outstanding common stock. The number of authorized shares will remain unchanged. No fractional shares will be issued in connection with the Reverse Split. Any fractional shares of common stock resulting from the Reverse Split will be rounded up to the nearest whole share. It is not necessary for stockholders to exchange their existing stock certificates for new stock certificates in connection with the Reverse Split. Stockholders who hold their shares in brokerage accounts are not required to take any action to exchange their shares.

The Reverse Split is being implemented by the Company in connection with an application filed to up-list the Company’s common stock on the NASDAQ Capital Market (“NASDAQ”). The Reverse Split is intended to fulfill the stock price requirements for listing on NASDAQ since the requirements include, among other things, that the Company’s common stock must maintain a minimum closing price per share of $4.00 or higher for 30 of the most recent 60 trading days. There is no assurance that the Company’s application to up-list the Company’s common stock on NASDAQ will be approved.

On April 28, 2017, the Company received notice from Financial Industry Regulatory Authority that the Reverse Split has been approved and will take effect at the opening of trading on May 22, 2017.

The Company’s shares will continue to trade on The OTC Markets under the symbol “DUOT” with the letter “D” added to the end of the trading symbol for a period of 20 trading days to indicate that the Reverse Split has occurred.

The Reverse Split has no impact on shareholders’ proportionate equity interests or voting rights in the Company or the par value of the Company’s common stock, which remains unchanged.

The above description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, submitted as Exhibit 3.1 to the Current Report on Form 8-K filed with U.S. Securities and Exchange Commission on April 28, 2017.

Item 6. Exhibits

Exhibit No.	Description
3.1

Articles of Amendment to Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 with the U.S. Securities and Exchange Commission on April 28, 2017)

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: May 22, 2017	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: May 22, 2017	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer