Form 10-Q
period 2017-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2017-08-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 15, 2017, Duos Technologies Group, Inc. had outstanding 1,894,923 shares of common stock, par value $0.001 per share.

SIGNATURES	37

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$41,103	$174,376
Accounts receivable	268,492	256,989
Costs and estimated earnings in excess of billings on uncompleted contracts	285,169	476,673
Prepaid expenses and other current assets	201,351	135,964

Total Current Assets	796,115	1,044,002

Property and equipment, net	66,631	66,491

OTHER ASSETS:
Patents and trademarks, net	48,692	51,423
Total Other Assets	48,692	51,423

TOTAL ASSETS	$911,438	$1,161,916

(Continued)

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2017	2016
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,036,538	$842,787
Accounts payable - related parties	44,334	40,136
Commercial insurance/office equipment financing	140,544	46,368
Notes payable - related parties	516,209	529,485
Notes payable, net of discounts	1,481,103	87,210
Convertible notes payable, including premiums	—	193,950
Warrant derivative liability	2,161,426	793,099
Line of credit	34,602	38,019
Payroll taxes payable	971,337	444,476
Accrued expenses	1,321,187	1,218,105
Billings in excess of costs and estimated earnings on uncompleted contracts	266,758	219,625
Deferred revenue	374,639	675,171

Total Current Liabilities	8,348,677	5,128,431

Notes payable - related party	43,716	48,231
Notes payable, net of discounts	1,338,406	1,206,522

Total Liabilities	9,730,799	6,383,184

Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares designated, 29,600 shares issued and outstanding at June 30, 2017 and December 31, 2016 ($313,760 and $301,920 liquidation value at June 30, 2017 and December 31, 2016, respectively)	313,760	301,920

Commitments and Contingencies (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 authorized, 9,500,000 available to be issued	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized 1,894,923 and 1,892,020 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,895	1,892
Additional paid-in capital	18,156,626	18,141,629
Total paid-in-capital	18,158,521	18,143,521
Accumulated deficit	(27,143,642)	(23,518,709)
Sub-total	(8,985,121)	(5,375,188)
Less: Treasury stock (3,280 shares of common stock)	(148,000)	(148,000)
Total Stockholders' Deficit	(9,133,121)	(5,523,188)

Total Liabilities and Stockholders' Deficit	$911,438	$1,161,916

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES:
Project	$591,119	$882,961	$951,606	$1,112,084
Maintenance and technical support	310,974	603,034	626,301	1,210,913
IT asset management services	260,411	161,149	620,327	328,389
Total Revenues	1,162,504	1,647,144	2,198,234	2,651,386

COST OF REVENUES:
Project	375,729	377,838	721,856	519,164
Maintenance and technical support	87,592	196,340	234,994	463,673
IT asset management services	122,181	97,773	260,039	175,531
Total Cost of Revenues	585,502	671,951	1,216,889	1,158,368

GROSS PROFIT	577,002	975,193	981,345	1,493,018

OPERATING EXPENSES:
Selling and marketing expenses	50,182	84,629	118,929	170,669
Salaries, wages and contract labor	840,286	938,567	1,575,887	1,824,734
Research and development	72,380	73,894	159,998	129,381
Professional fees	84,580	92,246	204,733	169,474
General and administrative expenses	310,220	238,851	558,208	419,136
Total Operating Expenses	1,357,648	1,428,187	2,617,755	2,713,394

LOSS FROM OPERATIONS	(780,646)	(452,994)	(1,636,410)	(1,220,376)

OTHER INCOME (EXPENSES):
Interest Expense	(832,689)	(210,109)	(1,754,004)	(282,414)
Gain on settlement of debt	—	—	64,647	—
Warrant derivative gain (loss)	295,061	—	(287,327)	—
Other income, net	—	—	1	1,306
Total Other Income (Expense)	(537,628)	(210,109)	(1,976,683)	(281,108)

NET LOSS	(1,318,274)	(663,103)	(3,613,093)	(1,501,484)

Series A preferred stock dividends	(5,920)	—	(11,840)	—

Net loss applicable to common stock	$(1,324,194)	$(663,103)	$(3,624,933)	$(1,501,484)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic & Diluted	$(0.70)	$(0.35)	$(1.91)	$(0.80)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	1,894,923	1,881,640	1,894,549	1,878,653

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

Cash from operating activities:
Net loss	$(3,613,093)	$(1,501,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,599	23,752
Gain on settlement of accounts payable/note conversion	(64,647)	—
Stock issued for services	15,000	110,036
Interest expense related to debt discounts of notes payable	1,607,026	65,942
Amortization of stock based prepaid consulting fees	—	404,419
Loss related to warrants exchanged for stock	—	630
Warrant derivative loss	287,327	—
Changes in assets and liabilities:
Accounts receivable	(11,503)	309,507
Costs and estimated earnings on uncompleted contracts	191,504	(90,148)
Prepaid expenses and other current assets	123,750	42,269
Accounts payable	190,335	263,973
Accounts payable-related party	4,198	6,216
Payroll taxes payable	526,861	36,631
Accrued expenses	123,779	54,430
Contingent lawsuit liability	—	(550,000)
Billings in excess of costs and earnings on uncompleted contracts	47,133	(162,446)
Deferred revenue	(300,532)	(389,572)

Net cash used in operating activities	(848,263)	(1,375,845)

Cash flows from investing activities:
Purchase of patents/trademarks	—	(70)
Purchase of fixed assets	(22,009)	(30,073)

Net cash used in investing activities	(22,009)	(30,143)

Cash flows from financing activities:
Bank overdraft	—	18,260
Proceeds from related party notes	—	50,000
Repayments of related party notes	(17,791)	(87,166)
Repayments of insurance and equipment financing	(94,960)	(92,985)
Repayments of notes payable	(172,500)	(140,000)
Proceeds of notes payable, net of $152,750 cash fees	1,022,250	1,518,000

Net cash provided by financing activities	736,999	1,266,109

Net decrease in cash	(133,273)	(139,879)
Cash, beginning of period	174,376	140,129
Cash, end of period	41,103	250

(Continued)

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

Supplemental Disclosure of Cash Flow Information:
Interest paid	$109,884	$79,498
Taxes paid	$—	$8,469

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for prepaid consulting services	$—	$301,100
Accrued interest forgiven related to note payable settlement	$20,697	$—
Debt discount related to notes payable	$1,295,592	$282,000
Note issued for financing of insurance premiums	$189,136	$179,024

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2017 are not indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2017.

All share and per share amounts have been presented to give retroactive effect to a 1 for 35 reverse-stock split that occurred in May 2017.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Certain amounts in the 2016 balance sheet have been reclassified from notes payable related parties - current to notes payable related parties - long-term to conform to the 2017 presentation.  This reclassification of notes payable related parties – long-term in 2016 increased by $48,231 and decreased notes payable related parties – current by the same amount.

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at June 30, 2017.

Significant Customers and Concentration of Credit Risk

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2017, three customers accounted for 28%, 19% and 18% of revenues. For the six months ended June 30, 2016, three customers accounted for 34%, 20% and 12% of revenues.

At June 30, 2017, four customers accounted for 44%, 26%, 14% and 11% of accounts receivable. At December 31, 2016, three customers accounted for 50%, 26% and 14% of accounts receivable.

Geographic Concentration

Approximately 5.59% of revenue is generated from customers outside of the United States.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At June 30, 2017, outstanding warrants to purchase an aggregate of 472,825 shares of common stock and at June 30, 2017, 49,803 shares issuable upon conversion of Series A preferred stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Segment Information

The Company operates in one reportable segment.

Recent Issued Accounting Standards

ASU 2017-01

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-01: "Business Combinations (Topic 805)-  to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ASU 2017-04

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-04: "Intangibles - Goodwill and Other (Topic 350)” - to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ASU 2017-05

In February 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-05: "Other Income -  Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” - to clarify the scope of Subtopic 610-20, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets”, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ASU 2017-08

In March 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-08: “Receivables – Non-Refundable fees and Other Costs (Subtopic 310-20)” to amend the amortization period for certain purchased callable debt securities held at a premium. The Board is shortening the amortization period for the premium to the earliest call date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ASU 2016-15

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

ASU 2016-02

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The Company expects this ASU will increase its current assets and current liabilities, but have no net material impact on its consolidated financial statements.

ASU 2014-09

In May 2014, the Financial Accounting Standards Board issued Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which requires that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.  Since the issuance of the original standard, the FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; ii) clarify the guidance relating to performance obligations and licensing;  iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective in the first quarter of 2018 and is to be applied retrospectively using one of two prescribed methods.  Early adoption is permitted.  The Company currently plans to adopt the new standard effective January 1, 2018 and does not believe the adoption of this standard will have a material impact on the amount or timing of its revenues.

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $3,613,093 for the six months ended June 30, 2017.  During the same period, cash used in operating activities was $848,263. The working capital deficit, stockholders’ deficit and accumulated deficit as of June 30, 2017 were $7,552,562, $9,133,121 and $27,143,642. In addition, the Company defaulted on several promissory notes.  (see Note 3).  Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On December 20, 2016, the Company signed a Securities Purchase Agreement and Promissory Note in the aggregate principal amount of up to $2,500,000 of which $575,000 was remitted by the investor upon signing.  The Company can draw further amounts upon achieving certain milestones related to a planned registered raise of at least $10M. At June 30, 2017, the Company has achieved the scheduled milestones and received the second through ninth draws on January 25, 2017, February 8, 2017, February 27, 2017, March 6, 2017, March 14, 2017, April 25, 2017, June 1, 2017 and June 27, 2017 in the amounts of $150,000, $100,000, $250,000, $150,000, $250,000, $75,000, $100,000 and $100,000, respectively.  Concurrently, the Company signed an investment banking engagement for the purposes of raising sufficient capital, expected to be $11 million, to fund the Company’s working capital deficit, provide sufficient funding to further the Company’s growth objectives and qualify to be listed on a national stock exchange.  (see Note 3, “Notes Payable – Third Party”, “Note 2”)

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability. Ultimately however, the continuation of the Company as a going concern is dependent upon the ability of the Company to execute the plan described above, generate sufficient revenue and to attain profitable operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	June 30, 2017		December 31, 2016
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$10,890	10.30%	$25,075	9.75%
Third Party - Insurance Note 2	1,631	10.00%	9,861	10.00%
Third Party - Insurance Note 3	90,253	8.30%	—	8.05%
Third Party - Insurance Note 4	37,770	9.95%	11,432	9.24%
Total	$140,544		$46,368

The Company entered into an agreement on December 23, 2016 with its insurance provider by executing a $25,075 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 10.30% payable in monthly installments of principal and interest totaling $2,234 through October 23, 2017.  The note balance as of June 30, 2017 and December 31, 2016 was $10,890 and $25,075, respectively.

The Company entered into an agreement on September 15, 2016 with its insurance provider by executing a $19,065 note payable (Insurance Note 2) issued to purchase an insurance policy, secured by that policy, with an annual interest rate of 10.00% payable in monthly installments of principal and interest totaling $1,702 through June 30, 2017.  At June 30, 2017 and December 31, 2016, the note payable balance was $1,631 and $9,861, respectively.

The Company entered into an agreement on February 3, 2017 with its insurance provider by executing a $127,620 note payable (Insurance Note 3) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.30% payable in monthly installments of principal and interest totaling $13,252 through December 31, 2017.  At June 30, 2017 and December 31, 2016, the note payable balance was $90,253 and zero, respectively.

The Company entered into an agreement on April 1, 2016 with its insurance provider by executing a $65,000 note payable (Insurance Note 4) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.24% payable in monthly installments of principal and interest totaling $5,782 through February 1, 2017.  At June 30, 2017 and December 31, 2016, the note payable balance was $37,770 and $11,432, respectively.  The insurance policy was renewed on April 15, 2017 with a note payable in the amount $49,000 with an annual interest rate of 9.95% payable in monthly installments of principal and interest totaling $4,373 through February 15, 2018.

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of:

	June 30, 2017		December 31, 2016
Notes Payable	Principal	Interest	Principal	Interest
Shareholder	$65,000	9%	$65,000	9%
Related party	13,369	8%	13,369	8%
Related party	—	—	10,504	—
Related party	56,500	8%	56,500	8%
Related Party	—	—	3,170	—
Related Party	8,431	8%	8,431	8%
CFO	31,973	8%	31,973	8%
Shareholder	226,936	6%	226,936	6%
CEO	8,781	8%	8,383	8%
Shareholder	105,219	8%	105,219	8%
Sub-total current portion	516,209		529,485
Add long-term portion-CEO	43,716		48,231
Total	$559,925		$577,716

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

On May 28, 2008, a shareholder who is indirectly invested in the Company with the Chief Executive Officer (CEO) through another entity, loaned the Company the sum of $65,000 accruing interest at 9% per annum. There was an accrued interest balance of $52,156 and $49,231 as of June 30, 2017 and December 31, 2016, respectively. The note was repayable on or before September 15, 2008 although no demand for repayment has been received from the holder. There is no formal written agreement and the terms are documented on a letter from a former Chief Financial Officer (CFO) of the Company. The terms contain no default clauses and as of the time of this report, no demand for repayment has been made or expected. The Company intends to either negotiate a conversion to common stock or to repay the loan when sufficient working capital permits such action.

Upon the consummation of the merger on April 1, 2015, the Company assumed an Original Issue Discount (OID) promissory note with a remaining principal balance of $15,000 accruing interest at 18% per annum. On November 30, 2015, there was an outstanding principal balance of $15,000 and an accrued interest balance of $2,651 in which the promissory note was restructured into a note due on or before December 15, 2016 for a total of $17,651 principal balance, accruing interest at 8% per annum and monthly payments of $1,535 commencing January 15, 2016.  The Company made payments during the first quarter of 2016 in the amount of $4,282 and will resume payments in the third quarter of 2017.  As of June 30, 2017, the loan had an outstanding amount of $13,369 and there was an accrued interest balance of $1,337.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes due to an entity which had previously extended credit on a revolving basis for working capital. The total principal balance was $212,693 at the time of the merger and carried total interest and extension fees of 30% per annum. On September 30, 2015, the note and accrued interest for a total of $275,660 was exchanged for 1,002,401 common shares. The Company recorded a loss on settlement in the amount of $115,139. The same lender had extended further credit to the Company’s TrueVue360 subsidiary which on September 30, 2015 had a principal balance of $28,040 and accrued interest balance of $9,777 totaling $37,817. The note can be extended each time for a further 30 days on payment of a 1% extension fee in addition to the 1.5% interest cost which can be accrued. The Company agreed to convert this note to an 18-month term loan with 0% interest and monthly payments of $2,100 starting November 1, 2015. The Company also issued 14,321 five-year warrants with a strike price of $9.80 as consideration for the conversion of the larger note and the zero-interest feature of the extended payment plan. As of June 30, 2017 and December 31, 2016, the balance was zero and $10,504, respectively.

On December 12, 2013, the wife of the CEO loaned the Company the sum of $10,000 at an annual percentage rate of 8%. On January 29, 2015, March 3, 2015 and September 30, 2015 the wife of the CEO loaned the Company an additional $12,000, $5,000 and $9,500 respectively.  On January 24, 2016, an additional $20,000 was loaned to the Company.  The total principal due at June 30, 2017 and December 31, 2016 was $56,500 and $56,500, respectively. There was accrued interest balance of $9,734 and $7,474 as of June 30, 2017 and December 31, 2016, respectively. The note is repayable on demand of the holder. As of the time of this report, no such demand has been made.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $30,378 due to the former CEO of ISA. These amounts are non-interest bearing and are due on demand. The Company pays these loans as sufficient funds become available. At June 30, 2017 and December 31, 2016, the loan had an outstanding balance of zero and $3,170, respectively.

Upon the consummation of the merger on April 1, 2015, the Company assumed an OID promissory note with a remaining principal and accrued interest balance of $10,593. During the third quarter of 2015, interest payments of $1,500 were paid. At November 30, 2015, the principal balance of the note was $10,000, and an accrued interest balance of $1,131 at a rate of 30% per annum was restructured into a note due on or before December 15, 2016 for a total of $11,131 principal balance, accruing interest at 8% per annum and monthly payments of $968 commencing January 15, 2016.  The Company made payments during the first quarter of 2016 in the amount of $2,700 and plans to resume payments in the third quarter of 2017.  At June 30, 2017, the loan had an outstanding balance of $8,431 and there was an accrued interest balance of $843 at June 30, 2017.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes with a total principal balance of $8,783 due to the Company’s CFO. During the second quarter of 2015, the CFO loaned the Company an additional $365 and the Company made payments to the CFO during the same period in the amount of $1,307. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. On January 28, 2016, the CFO loaned the Company $30,000, accruing interest at 8% per annum which is repayable by the Company when sufficient funds are available.  At June 30, 2017, the outstanding loan balance was $31,973 and there was an accrued interest balance of $3,420 at June 30, 2017.

On April 8, 2015, the Company received a $310,000 loan from a related party principal shareholder. The note accrues interest at the rate of 6% per annum and was repayable on or before October 31, 2015. There was accrued interest balance of $8,616 as of September 30, 2015. The Company and shareholder have agreed to replace the note with a new note in the amount of $320,166, which includes principal and accrued interest through October 31, 2015. Repayment shall occur with eleven monthly payments of $27,750 plus one final payment of $27,007 (including interest of 6%) beginning on or before December 31, 2015. As of June 30, 2017, the Company is fifteen payments in arrears and the outstanding balance was $226,936.

On July 19, 2016, the Company received a $60,000 loan less fees of $75 for a related party loan with proceeds of $59,925 from the Company’s CEO.  The promissory note carries an annual interest rate of 7.99% with a monthly installment payment of $1,052 through July 19, 2022.  As of June 30, 2017 and December 31, 2016, the outstanding balance was $52,497 and $56,614, respectively.

On August 11, 2016, the Company received an $111,645 loan from a related party principal shareholder.  The note accrues interest at the rate of 8% per annum and is repayable on or before February 11, 2017.  As of June 30, 2017, the outstanding balance was $105,219.  The note is currently in technical default.  However, as of the time of this report, the lender has agreed not to pursue any default remedies and has informally agreed to work with us until such time as the note can be repaid.

Notes Payable

	June 30, 2017		December 31, 2016
Payable To	Principal	Interest	Principal	Interest

Shareholder	$19,108	—	$19,108	—
Vendor	—	—	22,500	—
Total	$19,108		$41,608

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $19,108 due to an unrelated party investor and shareholder of the Company. The $19,108 is non-interest bearing and currently due, although the note holder has not made any demand for payment at this time.

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and, pursuant thereto, took a charge in the third quarter of 2015 for the settlement amount of $60,000.  At June 30, 2017 and December 31, 2016, the outstanding balance was zero and $22,500, respectively.

Convertible Notes, Including Premiums

	June 30, 2017			December 31, 2016
Payable To	Principal	Premium	Principal, Including Premium	Principal	Premium	Principal, Including Premium
Vendor	$—	$—	$—	$50,000	$50,000	$100,000
Vendor	—	—	—	46,975	46,975	93,950
Total	$—	$—	$—	$96,975	$96,975	$193,950

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Notes Payable – Third Party

	June 30, 2017			December 31, 2016
Payable To	Principal	Less Unamortized Discounts	Principal, Less Unamortized Discounts	Principal	Less Unamortized Discounts	Principal, Less Unamortized Discounts
Note 1-non-current	$1,800,000	$461,594	$1,338,406	$1,800,000	$593,478	$1,206,522
Note 2-current	1,842,105	380,110	1,461,995	605,263	559,661	45,602
Total	$3,642,105	$841,704	$2,800,401	$2,405,263	$1,153,139	$1,252,124

Note 1

On March 31, 2016, the Company entered into a Securities Purchase Agreement with an institutional investor, which, together with the transaction documents referenced therein, provides for the terms in the following paragraph. The Company closed the Offering on April 1, 2016.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

On April 1, 2016, the Company made a payment of $142,000 (part of the $192,000 discussed above) to a placement agent as compensation for arrangement of financing through the aforementioned Securities Purchase Agreement.  The payment was deducted from proceeds of that agreement.  As discussed above, the Company also issued 5,715 three-year warrants with an exercise price of $14 to the agent as additional compensation.  These amounts are broadly in line with the anticipated compensation agreed within the original placement agency agreement which was terminated in December 2015.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Note 2

On December 20, 2016, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with JMJ Financial, ("JMJ," and together with the Company, the "Parties") and borrowed an initial principal amount of $605,263 from the total available as discussed below. Pursuant to the Purchase Agreement, JMJ purchased from the Company (i) a Promissory Note in the aggregate principal amount of up to $2,500,000 (the "Note") for consideration of up to $2,350,000 net of an original issue discount of 5%, due and payable on the earlier of May 15, 2017 or the third business day after the closing of the Public Offering (as defined therein), and (ii) a Common Stock Purchase Warrant (the "Warrant") to purchase 115,289 shares of the Company's common stock ("Common Stock") at an exercise price per share equal to the lesser of (i) 80% of the per share price of the Common Stock in the Company's contemplated public offering of securities (the "Public Offering"), (ii) $5.25 per share, (iii) the lowest daily closing price of the Common Stock during the ten days prior to the Public Offering (subject to adjustment), (iv) the lowest daily closing price of the Common Stock during the ten days prior to the Maturity Date (subject to adjustment), (v) 80% of the unit price in the Public Offering (if applicable), or (vi) 80% of the exercise price of any warrants issued in the Public Offering. Additionally, pursuant to the Purchase Agreement, the Company will issue JMJ shares of Common Stock equal to 30% of the principal sum of the Note ("Origination Shares") on the 5th trading day after the pricing of the Public Offering, but in no event later than May 30, 2017. The number of Origination Shares will equal the principal sum of the Note divided by the lowest of (i) the lowest daily closing price of the Common Stock during the ten days prior to delivery of the Origination Shares or during the ten days prior to the date of the Public Offering (in each case subject to adjustment for stock splits), (ii) 80% of the commo n stock offering price of the Public Offering, (iii) 80% of the unit price offering price of the Public Offering (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Public Offering.  Cash closing expenses totaled $46,000 to the private placement agent.  The Company also issued warrants for 9,224 common stock to the placement agent with the same terms as the lender warrants.  Total cash issue costs of $46,000, the original issue discount of $30,263 and a discount relating to the warrants of $529,000 were recorded as debt discounts to be amortized over the 146-day term of the debt.  Net proceeds were $529,000 after all issue costs.  The Company previously paid and expensed legal fees of $28,750 and paid an advance retainer of $50,000 to a law firm for future work relating to the planned public offering which is recorded as a prepaid asset at December 31, 2016.  The Company recorded expenses in the amount of $30,000 during the first quarter of 2017.  At June 30, 2017, the prepaid balance was $20,000. (see Note 10)

On January 25, 2017, the Company borrowed an additional $157,895 and received a net amount of $130,500 representing the second draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $12,000, the original issue discount of $7,895, legal fees of $7,500 and a discount relating to the warrants of $138,000 were recorded as debt discounts to be amortized over the remaining 232-day term of the debt.  Warrants in the amount of 30,075 were issued as per the agreement.

On February 8, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the third draw against the Securities Purchase agreement with JMJ Financial.  The total cash issue costs of $8,000, the original issue discount of $5,263, legal fees of $5,000 and a discount relating to the warrants of $92,000 were recorded as debt discounts to be amortized over the remaining 218-day term of the debt.  Warrants in the amount of 20,050 were issued as per the agreement.

On February 27, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the fourth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $20,000, the original issue discount of $13,158, legal fees of $12,500 and a discount relating to the warrants of $230,000 were recorded as debt discounts to be amortized over the remaining 199-day term of the debt.   Warrants in the amount of 50,138 were issued as per the agreement.

On March 6, 2017, the Company borrowed an additional $157,895 and received a net amount of $130,500 representing the fifth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $12,000, the original issue discount of $7,895, legal fees of $7,500 and a discount relating to the warrants of $138,000 were recorded as debt discounts to be amortized over the remaining 192-day term of the debt.  Warrants in the amount of 30,075 were issued as per the agreement.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

On March 14, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the sixth draw against the Securities Purchase agreement with JMJ Financial.  The total cash issue costs of $20,000, the original issue discount of $13,158, legal fees of $12,500 and a discount relating to the warrants of $230,000 were recorded as debt discounts to be amortized over the remaining 184-day term of the debt.  Warrants in the amount of 50,138 were issued as per the agreement.

On April 25, 2017, the Company borrowed an additional $78,947 and received a net amount of $65,250 representing the seventh draw against the Securities Purchase agreement with JMJ Financial.  The total cash issue costs of $6,000, the original issue discount of $3,947, legal fees of $3,750 and a discount relating to the warrants of $69,000 were recorded as debt discounts to be amortized over the remaining 97-day term of the debt.  Warrants in the amount of 15,038 were issued as per the agreement.

On June 1, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the eighth draw against the Securities Purchase agreement with JMJ Financial.  The total cash issue costs of $8,000, the original issue discount of $5,263, legal fees of $5,000 and a discount relating to the warrants of $92,000 were recorded as debt discounts to be amortized over the remaining 60-day term of the debt.  Warrants in the amount of 20,050 were issued as per the agreement.

On June 27, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the ninth draw against the Securities Purchase agreement with JMJ Financial.  The total cash issue costs of $8,000, the original issue discount of $5,263, legal fees of $5,000 and a discount relating to the warrants of $92,000 were recorded as debt discounts to be amortized over the remaining 34-day term of the debt.  Warrants in the amount of 20,050 were issued as per the agreement.

NOTE 4 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000, but is now closed to future borrowing. The balance as of June 30, 2017 and December 31, 2016, was $34,602 and $38,019, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is 10.75% at June 30, 2017. The former CEO of ISA is the personal guarantor.

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

June 30, 2017

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

Litigation

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company strongly believed that FacilityTeam did not deliver the products promised and felt that we would prevail in arbitration called for by the contract between the parties. Ultimately, the Company opted to settle the matter for the cost of the litigation which was estimated be at least $60,000; rather than spend further resources on defending the claim and pursuing the counterclaim against FacilityTeam. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and taking a charge in the third quarter of 2015 for the settlement amount of $60,000.  On December 12, 2016, the Company was notified that it was in breach of settlement with a previous vendor, FacilityTeam based in in Ontario, Canada alleging failure to make payments against that settlement.  On December 28, 2016, the Company subsequently agreed to a modified payment schedule as part of a post judgement settlement for the amounts still outstanding.  The final payment of $5,000 was made on March 7, 2017.

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

June 30, 2017

(Unaudited)

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

Delinquent Payroll Taxes Payable

As reported previously, the Company has a delinquent payroll tax payable at June 30, 2017 and December 31, 2016 in the amount of $931,683 and $400,076, respectively. The delinquent portion is included in the payroll taxes payable balance of $971,337 and $444,476, respectively, as shown on the Company’s consolidated balance sheet. The IRS has accepted the Company’s offer of a monthly installment agreement in the amount of $25,000 commencing March 28, 2016.  The monthly installment payments made as of June 30, 2017 totals $250,000.

NOTE 6 – RELATED PARTIES

Notes, Loans and Accounts Payable

As of June 30, 2017 and December 31, 2016, there were various notes and loans payable to related parties totaling $559,925 and $577,716, respectively, with related unpaid interest of $82,742 and $62,959 respectively (see Note 3). The Company also has accounts payable-related party’s due to an officer for expense reimbursement and due to an affiliate for services in the total amount of $44,334 and $40,136 at June 30, 2017 and December 31, 2016, respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations.  The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$2,161,426	$—	$—	$2,161,426

The following is a roll forward through June 30, 2017 of the fair value liability of warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments
Balance at December 31, 2016	$793,099
Initial fair value of warrant liability	1,081,000
Change in fair value included in other (income) loss	287,327
Balance at June 30, 2017	$2,161,426

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common stock issued for services

During the first quarter of 2017, the Company issued 2,903 shares of common stock for services valued at the quoted trading price on respective grant dates resulting in a consulting expense of $15,000.

NOTE 9 – COMMON STOCK PURCHASE WARRANTS

Warrants

The following is a summary of activity for warrants to purchase common stock for the six months ended June 30, 2017:

	June 30, 2017
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at the beginning of the year	218,764	$8.40	4.6
Warrants expired	(375)	233.45
Warrants issued with debt	254,436	5.25	4.9
Outstanding at end of period	472,825	6.77	4.4
Exercisable at end of period	472,825	$6.77	4.4

During the first quarter of 2017, 194,888 warrants were issued with the Securities Purchase Agreement and the amended Placement Agent Agreement.  During the same period, 375 warrants expired.

During the second quarter of 2017, 59,548 warrants were issued with the Securities Purchase Agreement and the amended Placement Agent Agreement.

NOTE 10 – SUBSEQUENT EVENTS

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

On July 12, 2017, the Company obtained an amendment #2 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from June 15, 2017 to July 31, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from May 30, 2017 to July 31, 2017.

On August 14, 2017, the Company obtained an amendment #3 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from July 31, 2017 to August 31, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from May 30, 2017 to August 31, 2017.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The Investor conditionally waived the defaults for the Company's failure to meet the original Maturity Date of the Note and delivery date for the Origination Shares. The Investor waived any damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such defaults through the Extended Maturity Date, and such conditional waiver is conditioned on the Issuer's not being in default of and not breaching any term of the Note or the SPA or any other Transaction Document at any time subsequent to the date of the Amendment. If the Company triggers an event of default or breaches any term of the Note, the SPA, or the Transaction Documents at any time subsequent to the date of the Amendment, the Investor may issue a notice of default for the Company’s failure to meet the original Maturity Date of the Note and original delivery date of the Origination Shares. (see Note 3, “Notes Payable – Third Party”, “Note 2”)

GPB Debt Holdings II, LLC Letter Agreement

On August 1, 2017, the Company entered into a letter agreement with GPB Debt Holdings II LLC (“GPB”), whereby GPB agreed to convert $212,077 due and owing to it under that certain senior secured note issued by the Company on April 1, 2016 (“GPB Debt Obligation”) into common stock of the Company, contingent upon the completion of the Offering (the “GPB Letter Agreement”). Pursuant to the GPB Letter Agreement, the GPB Debt Obligation will automatically convert upon consummation of the Offering into such number of restricted shares of the Company’s common stock calculated by dividing the GPB Debt Obligation by the price per share of common stock paid by the investors in the Offering. GPB has agreed to enter into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.

Pursuant to the terms and conditions of the Note, the Company shall continue to make its monthly interest payments beginning on September 1, 2017 with a payment of $63,633 representing July 2017, August 2017 and September 2017 interest payments and payments thereafter until the Maturity Date. On the Maturity Date (as defined in the Note), GPB shall have the right, but not the obligation, to “put” to the Company any Conversion Shares issued to GPB pursuant to the Automatic Conversion that have not been sold for redemption in cash, in the amount equal to the number of such put Conversion Shares multiplied by the Conversion Price, payable within five days of the Company’s receipt of written notice indicating such election by GPB.  Additionally, GPB will also be issued warrants, on the same terms and in substantially the same form offered to investors in the Offering (the “Warrants”), except that such Warrants will be restricted securities, and will not trade on the OTC Markets OTCQB.

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

Overview

Duos Technologies Group Inc. was incorporated in Florida on May 31, 1994 (the “Company”) under the original name of Information Systems Associates (“ISA”).  Initially, our business operations consisted of consulting services for asset management of large corporate data centers and development and licensing of Information Technology (IT) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“DTI”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015. DTI was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, employs approximately 38 people and is a technology company with a strong portfolio of intellectual property, with core competencies that include advanced intelligent technologies that are delivered through its proprietary integrated enterprise command and control platform.

The Company through its operating subsidiary DTI is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems. The Company converges traditional security measures with information technologies to create “actionable intelligence.”

The Company’s strategy includes continued expansion of its technology base through organic development efforts, strategic partnerships, and growth through strategic acquisitions. The Company’s primary target industry sectors include transportation, with emphasis on freight and transit railroad owners/operators, petro-chemical, utilities and healthcare.  Our strategy for the next 12 months is to continue to pursue the key target markets described herein and expand the offerings within those markets as available capital allows.

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

Prospects and Outlook

Over the past several years, we have made substantial investments in product research and development and achieved significant milestones in the development of our technology solutions. We have made progress in penetrating the market with our proprietary technology solutions, more particularly in the rail industry which is currently undergoing a major shift in maintenance strategies. We believe that this shift will be a significant motivating factor for using our technologies. We also continue to expand our IT professional audit services.

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

Comparison for the Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	June 30,
	2017	2016

Revenue	$1,162,504	$1,647,144
Cost of Revenue	585,502	671,951
Gross profit	577,002	975,193
Operating expenses	1,357,648	1,428,187
Loss from operations	(780,646)	(452,994)
Other income (expense)	(537,628)	(210,109)
Net loss	(1,318,274)	(663,103)
Series A preferred stock dividends	(5,920)	—
Net loss applicable to common stock	$(1,324,194)	$(663,103)

Revenues

Revenues were $1,162,504 and $1,647,144 for the three months ended June 30, 2017 and 2016, respectively. The comparative 29% decrease in revenue during 2017 was largely the result of the decrease in project revenue of 33% and an offset with an increase of 61% in the IT asset management services.  With the anticipated decrease in maintenance and technical support as the business shifts its focus from legacy security products to advanced intelligence offerings, the 51% decrease in maintenance and technical support was all from one legacy customer who did not renew their contract at the end of 2016.  The revenue from this line item will be replaced over the next reporting periods with an anticipated increase in consulting services for the rail business and recurring maintenance revenues from new projects after the initial maintenance free period.

Cost of Revenues

Costs of revenues were $585,502 and $671,951 for the three months ended June 30, 2017 and 2016, respectively. The decrease in 2017 cost of the project implementation was related to decreased project revenue.  Other increases in costs of revenues are generally in line with the increase in revenue in these categories with IT asset management services showing a slight improvement most related to economies of scale.  It should be noted that the decrease in 2017 cost of the maintenance and technical support is due to the budgeted decrease in revenue.

Gross Profit

Gross Profit was $577,002 and $975,193 for the three months ended June 30, 2017 and 2016, respectively.  The decrease in gross profit was mainly the result of the decrease in project revenues.  This decrease was partially offset by lower costs overall in the project costs as well as maintenance and technical support with also an offset with better than anticipated performance in the IT asset management areas. The combination of these items resulted in a reduction of only 13% in overall gross margin compared to the comparative quarter in 2016 versus a larger decrease in revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 and 2016 were $1,357,648 and $1,428,187 respectively, a decrease of $70,539. This decrease in expenses was mainly due to a decrease in contract labor, selling and marketing and professional expenses of $140,394. However, this decrease was offset by an increase of $71,369 in general and administration expenses related to operating as a public company, expenses related to our corporate actions including a planned up-listing to a national exchange.

Loss Before Other Income (Expense)

The loss from operations for the three months ended June 30, 2017 and 2016 were $780,646 and $452,994, respectively. The increase in loss from operations was mostly due to the overall decrease in revenue for the period although results were negatively affected by increased costs related to the registered equity offering and planned up-listing to a national exchange.  These increased costs are anticipated to continue in the third quarter 2017.

Interest Expense

Interest expense for the three months ended June 30, 2017 and 2016 was $832,689 and $210,109 respectively. The increase in interest expense was almost entirely due to non-cash charges in connection with debt discount and warrant amortization expense for bridge financing entered into in late 2016.  The bridge financing costs are expected to terminate once the Company completes a planned registered equity offering and the subject financing is repaid in full.

Warrant derivative gain

Warrant derivative gain for the three months ended June 30, 2017 and 2016 was $295,061 and zero, respectively. The gain recorded in the second quarter 2017 was primarily the result of the decrease in common stock share price that affected the evaluation for the non-cash warrant derivative expense related to the funding draws against the Company’s promissory note with JMJ Financial.

Other Income

Other income for the three months ended June 30, 2017 and 2016 was zero and zero, respectively.

Net Loss

The net loss for the three months ended June 30, 2017 and 2016 was $1,318,274 and $663,103, respectively. The $655,171 increase in net loss is primarily attributable to the non-cash charges in 2017 of $327,519 in debt discount expense and warrant derivative expense on debt related to bridge financing and decrease in overall revenue.  Net loss applicable to Common Stock was $1,324,194 in 2017 versus $663,103 in 2016, an increase of $661,091. The loss in the second quarter of 2017 included a charge for Preferred Stock Dividends of $5,920. Net loss per common share was $(0.70) and $(0.35) for the three months ended June 30, 2017 and 2016.

Comparison for the Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended
	June 30,
	2017	2016

Revenue	$2,198,234	$2,651,386
Cost of Revenue	1,216,890	1,158,368
Gross profit	981,344	1,493,018
Operating expenses	2,617,755	2,713,394
Loss from operations	(1,636,411)	(1,220,376)
Other income (expense)	(1,976,682)	(281,108)
Net loss	(3,613,093)	(1,501,484)
Series A preferred stock dividends	(11,840)	—
Net loss applicable to common stock	$(3,624,933)	$(1,501,484)

Revenues

Revenues were $2,198,234 and $2,651,386 for the six months ended June 30, 2017 and 2016, respectively. The comparative 17% decrease in revenue during 2017 was largely the result of the decrease in project revenue and the anticipated decrease in maintenance and technical support as the business shifts its focus from legacy security products to advanced intelligence offerings.  The IT asset management business continued to show strength in the first half with a 98% increase in revenues compared with the previous same period a year ago. The 48% decrease in maintenance and technical support was all from one legacy customer who did not renew their contract at the end of 2016.  The revenue from this line item will be replaced over the next reporting periods with an anticipated increase in consulting services for the rail business and recurring maintenance revenues from new projects after the initial maintenance free period.

Cost of Revenues

Costs of revenues were $1,216,890 and $1,158,368 for the six months ended June 30, 2017 and 2016, respectively. The increase in 2017 cost of the project implementation was related to increased costs for implementation of one international project with unanticipated additional travel and other expenses related to this specific project.  Other increases in costs of revenues are generally in line with the increase in revenue in these categories with IT asset management services showing a slight improvement most related to economies of scale.  It should be noted that the decrease in 2017 cost of the maintenance and technical support is due to the budgeted decrease in revenue.

Gross Profit

Gross Profit was $981,344 and $1,493,018 for the six months ended June 30, 2017 and 2016, respectively. The overall decrease resulted primarily in the first quarter 2017 from an isolated decline in margins in the project business for reasons described previously.  This decrease during the first quarter 2017 is expected to be one-time in nature and that the overall year will be in line with previous gross profit performance.  The decrease in gross profit was offset by lower costs overall in the maintenance and technical support with further offset in the increase in IT asset management areas but still resulted in a reduction of 34% in overall gross margin compared to the comparative quarter in 2016.  Despite more aggressive pricing in the award of a large contract that makes up much of the revenue in that business line, unanticipated expenses related to initial implementation of a new product reduced the overall gross margins compared to the previous equivalent quarter. These cost overruns are expected to be a one-time event and that gross margin percentage are anticipated to be in line with previous years going forward.

Operating Expenses

Operating expenses for the six months ended June 30, 2017 and 2016 were $2,617,755 and $2,713,394 respectively, a decrease of $95,639.  This decrease in expenses was mainly due to a decrease in contract labor and selling and marketing expenses of $300,587.  However, this decrease was offset by an increase of $204,948 because of additional professional fees and general and administration expenses related to operating as a public company, expenses related to our corporate actions including a planned up-listing to a national exchange and additional spending on resources for the research and development department by the Company.

Loss Before Other Income (Expense)

The loss from operations for the six months ended June 30, 2017 and 2016 were $1,636,411 and $1,220,376, respectively. The increase in loss from operations in the amount of $416,035 was due to the decrease in gross profit of $511,674 and with an offset in less operating expenses of $95,639.

Interest Expense

Interest expense for the six months ended June 30, 2017 and 2016 was $1,754,004 and $282,414 respectively. The increase in interest expense was almost entirely due to non-cash charges in connection with debt discount and warrant amortization expense for bridge financing entered into in late 2016.  The bridge financing costs are expected to terminate once the Company completes a planned registered equity offering and the subject financing is repaid in full.

Warrant derivative loss

Warrant derivative loss for the six months ended June 30, 2017 and 2016 was $287,327 and zero, respectively. This amount was reduced by $295,061 as result of an increase in the stock price. This amount was primarily the result of the non-cash warrant derivative expense related to the additional funding drawn against the Company’s promissory note with JMJ Financial.

Other Income

Other income for the six months ended June 30, 2017 and 2016 was $64,648 and 1,306, respectively. The increased amount in 2017 was the result of a gain on settlement of debt of $64,647.

Net Loss

The net loss for the six months ended June 30, 2017 and 2016 was $3,613,093 and $1,501,484, respectively. The $2,111,609 increase in net loss is primarily attributable to the non-cash charges in 2017 of $1,695,574 in debt discount expense and warrant derivative expense on debt related to bridge financing.  Net loss applicable to Common Stock was $3,624,933 in 2017 versus $1,501,484 in 2016, an increase of $2,123,449. The loss in 2017 included a charge for Preferred Stock Dividends of $11,840. Net loss per common share was $(1.91) and $(0.80) for the six months ended June 30, 2017 and 2016.

Liquidity and Capital Resources

Cash flows used in operating activities for the six months ended June 30, 2017 and 2016 were $848,263 and $1,375,845, respectively. The decrease in cash flows used in operations for the six months ended June 30, 2017 was due primarily to the non-cash warrant derivative expense and debt discount expense related to the promissory note with JMJ Financial with an offset of $895,525 positive variance in changes in assets and liabilities.

Cash flows used in investing activities for the six months ended June 30, 2017 and 2016 were $22,009 and $30,143, respectively representing minimum investments in certain assets during 2017 and 2016.

Cash flows provided by financing activities for the six months ended June 30, 2017 and 2016 were $736,999 and $1,266,109, respectively. Cash flows from financing activities during 2017 were primarily attributable to proceeds from the draws on notes payable, partially offset by repayments of existing notes and short-term credit facilities. Cash flows from financing activities during 2016 were primarily attributable to proceeds from the draws on notes payable, partially offset by repayments of existing notes and short-term credit facilities.

Since inception, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. As of August 11, 2017, we had cash on hand of approximately $55,000. We have approximately $131,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

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

JMJ Financing Transaction

On December 20, 2016, we entered a bridge financing Securities Purchase Agreement with JMJ Financial, an accredited investor, for non-convertible debt financing in the amount up to $2,500,000. Our first draw was in the amount of $575,000 net of an OID of $30,263.  The loan agreement contemplates a series of corporate actions leading to the Company raising at least $10 million in a registered offering. The loan is payable on the earlier of May 15, 2017 or the third business day after the closing of the Public Pursuant to the Note, the lender is obligated to provide the Company an additional $925,000 advance under the Note in tranches, as certain milestones, contained within the Note, are achieved. The lender may make further advances of up to $1,000,000 ($875,000 after deduction for original issue discounts for the entire $2.5M note) under the Note, in such amounts and at such times as the Parties may agree.  The Company has drawn $1,025,000 during the first half after achieving scheduled milestones against the $1,500,000 available amount as of June 30, 2017 including $150,000 related to favorable settlement on an existing debt obligation that was in default.  Although the note is not convertible per se, if the Company fails to repay the balance due under the Note when due, the lender has the right to convert all or any portion of the outstanding Note into shares of Common Stock, subject to the terms and conditions set forth in the Note.  All amounts due under the Note become immediately due and payable upon the occurrence of an event of default as set forth in the Note.

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

On April 25, 2017, the Company borrowed an additional $78,947 and received a net amount of $65,250 representing the seventh draw against the Securities Purchase agreement with JMJ Financial.  Warrants in the amount of 15,038 were issued as per the agreement.

On June 1, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the eighth draw against the Securities Purchase agreement with JMJ Financial.  Warrants in the amount of 20,050 were issued as per the agreement.

On June 27, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the ninth draw against the Securities Purchase agreement with JMJ Financial.  Warrants in the amount of 20,050 were issued as per the agreement.

On May 15, 2017, the Company was obligated to repay the principal due to JMJ Financial under the Note totaling $1,627,632. On May 22, 2017, the Company and JMJ Financial entered into an Amendment #1 to the Securities Purchase Agreement and to the Note (“Amendment No. 1”). This Amendment No. 1 extended the original maturity date for the Note from May 15, 2017 to June 15, 2017 and extended the date on which the Origination Shares (as defined in the SPA) are to be issued from May 30, 2017 to June 15, 2017. Pursuant to Amendment No. 1, on June 15, 2017, the Company was obligated to repay the principal due to JMJ Financial under the Note totaling $1,627,632.

On July 12, 2017, the Company and JMJ Financial entered into an Amendment #2 to the Securities Purchase Agreement and to the Note (“Amendment No. 2”). This Amendment No. 2 extended the original maturity date for the Note from June 15, 2017 to July 31, 2017 and extended the date on which the Origination Shares are to be issued from June 15, 2017 to July 31, 2017.

On August 14, 2017, the Company obtained an amendment #3 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from July 31, 2017 to August 31, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from May 30, 2017 to August 31, 2017.

Pursuant to Amendment No. 3, JMJ Financial conditionally waived the defaults for the Company's failure to meet the original maturity date of the Note and delivery date for the Origination Shares. JMJ Financial waived any damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such defaults in accordance with Amendment No. 3, and such conditional waiver is conditioned on the Company not being in default of and not breaching any term of the Note or the SPA or any other transaction document at any time subsequent to the date of Amendment No. 3. If the Company triggers an event of default or breaches any term of the Note, the SPA, or the transaction documents at any time subsequent to the date of Amendment No. 3, JMJ Financial may issue a notice of default for the Company’s failure to meet the original maturity date of the Note and original delivery date of the Origination Shares.

Letter Agreement for Conversion of Promissory Notes

On June 9, 2017, the Company entered into letter agreements (together the “Note Holder Letter Agreements”) with six investors (collectively, the “Note Holders”) holding promissory notes (collectively the “Notes”) whereby the Note Holders agreed to convert all monies due to them under the Notes into restricted shares of common stock (the “Note Conversion Shares”), all contingent upon the completion of the Company’s anticipated public offering of its securities to raise up to $12,500,000 and list its securities on the NASDAQ (the “Offering”). The Note Holders will be due the aggregate sum of $573,224, including principal and interest calculated through June 30, 2017 (the “Note Obligation”). Pursuant to the Note Holder Letter Agreements, the Note Obligation will automatically convert upon consummation of the Offering into the Note Conversion Shares at the price per share of common stock paid by the investors in the offering (the “Conversion Price”). As a result of the foregoing, the Company will be issuing an aggregate of 114,645 Note Conversion Shares upon the consummation of the Offering in consideration of the conversion of the Note Obligation assuming a conversion price of $5.00, the mid-point of the estimated offering price range. The Company anticipates amending the Note Holder Letter Agreements to issue to the Note Holders an aggregate of 114,645 warrants upon the consummation of the Offering. Each entity entering into the Note Holder Letter Agreements has agreed to enter into lock-up agreements prohibiting the sale or other transfer of any securities of the Company owned by such persons for a period of between 3 and 6 months.

Letter Agreement for Related Party Conversion

On June 9, 2017, the Company entered into a letter agreement with Mr. Gianni Arcaini, the Chief Executive Officer and a Director of the Company (the “Arcaini Letter Agreement”), whereby Mr. Arcaini agreed to convert all deferred compensation owed to him under his Employment Agreement (“Arcaini Debt Obligation”) into common stock of the Company, contingent upon the completion of the Offering. The aggregate amount of $700,543 (“Arcaini Obligation”) will be owed to Mr. Arcaini under the Arcaini Debt Obligation including interest through June 30, 2017. Pursuant to the Arcaini Letter Agreement, the Arcaini Debt Obligation will automatically convert upon consummation of the Offering into such number of restricted shares of the Company’s common stock calculated by dividing the Arcaini Debt Obligation by $5.00 or 140,109 shares. The Company anticipates amending the Arcaini Letter Agreement to issue Mr. Arcaini 140,109 warrants upon the consummation of the Offering.  Mr. Arcaini has agreed to enter into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.

Additionally, on the same date, the Company entered into a letter agreement with Mr. Adrian Goldfarb, the Chief Financial Officer of the Company (the “Goldfarb Letter Agreement”), whereby Mr. Goldfarb agreed to convert all amounts due and owing to him under that certain promissory note issued by the Company (“Goldfarb Debt Obligation”) into common stock of the Company, contingent upon the completion of the Offering. The aggregate amount of $33,620 (“Goldfarb Obligation”) will be owed to Mr. Goldfarb under the Goldfarb Debt Obligation including interest through June 30, 2017. Pursuant to the Goldfarb Letter Agreement, the Goldfarb Debt Obligation will automatically convert upon consummation of the Offering into such number of restricted shares of the Company’s common stock calculated by dividing the Goldfarb Debt Obligation by $5.00 or 6,724 shares. The Company anticipates amending the Goldfarb Letter Agreement to issue Mr. Goldfarb 6,724 warrants upon consummation of the Offering.  Mr. Goldfarb has agreed to enter into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.

The above descriptions of the Note Holder Letter Agreements, Arcaini Letter Agreement and Goldfarb Letter Agreement (collectively, the “Agreements”) do not purport to be complete and are qualified in their entirety by reference to the Agreements, which are Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3 to the Current Report on Form 8-K filed on June 15, 2017.

GPB Debt Holdings II, LLC Letter Agreement

On August 1, 2017, the Company entered into a letter agreement with GPB Debt Holdings II LLC (“GPB”), whereby GPB agreed to convert $212,077.36 due and owing to it under that certain senior secured note issued by the Company on April 1, 2016 (“GPB Debt Obligation”) into common stock of the Company, contingent upon the completion of the Offering (the “GPB Letter Agreement”). Pursuant to the GPB Letter Agreement, the GPB Debt Obligation will automatically convert upon consummation of the Offering into such number of restricted shares of the Company’s common stock calculated by dividing the GPB Debt Obligation by the price per share of common stock paid by the investors in the Offering. GPB has agreed to enter into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.

Pursuant to the terms and conditions of the Note, the Company shall continue to make its monthly interest payments beginning on September 1, 2017 with a payment of $63,632.69 representing July 2017, August 2017 and September 2017 interest payments and payments thereafter until the Maturity Date. On the Maturity Date (as defined in the Note), GPB shall have the right, but not the obligation, to “put” to the Company any Conversion Shares issued to GPB pursuant to the Automatic Conversion that have not been sold for redemption in cash, in the amount equal to the number of such put Conversion Shares multiplied by the Conversion Price, payable within five days of the Company’s receipt of written notice indicating such election by GPB.  Additionally, GPB will also be issued warrants, on the same terms and in substantially the same form offered to investors in the Offering (the “Warrants”), except that such Warrants will be restricted securities, and will not trade on the OTC Markets OTCQB.

Because of the growing nature of the business, we project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $3,000,000 for the year of 2017, which we anticipate will be funded through equity instruments related to the anticipated $11 million registered offering previously described.

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

(3)	Training sales are one-time upfront short-term training sessions and are recognized after the service has been performed; and
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Amended Registration Statement on Form S-1, filed with the U.S Securities and Exchange Commission on July 14, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as disclosed below, there were no unregistered sales of the Company’s equity securities during second quarter 2017 that were not previously disclosed in reports filed with the SEC.

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

On April 25, 2017, the Company issued common stock purchase warrants to an investor in connection with a debt financing transaction (the “Financing Warrants”). The Financing Warrants are exercisable into 15,038 shares of the Company’s common stock at an aggregate exercise amount of $78,947. On the same date, the Company issued additional common stock purchase warrants to a placement agent for fees in connection with the debt financing transaction (the “Additional Financing Warrants”). The Additional Financing Warrants are exercisable into 1,203 shares of the Company’s common stock at an aggregate exercise amount of $6,316.

On June 1, 2017, the Company issued common stock purchase warrants to an investor in connection with a debt financing transaction (the “Financing Warrants”). The Financing Warrants are exercisable into 20,050 shares of the Company’s common stock at an aggregate exercise amount of $105,263. On the same date, the Company issued additional common stock purchase warrants to a placement agent for fees in connection with the debt financing transaction (the “Additional Financing Warrants”). The Additional Financing Warrants are exercisable into 1,604 shares of the Company’s common stock at an aggregate exercise amount of $8,421.

On June 27, 2017, the Company issued common stock purchase warrants to an investor in connection with a debt financing transaction (the “Financing Warrants”). The Financing Warrants are exercisable into 20,050 shares of the Company’s common stock at an aggregate exercise amount of $105,263. On the same date, the Company issued additional common stock purchase warrants to a placement agent for fees in connection with the debt financing transaction (the “Additional Financing Warrants”). The Additional Financing Warrants are exercisable into 1,604 shares of the Company’s common stock at an aggregate exercise amount of $8,421.

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

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Articles of Amendment to Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 with the U.S. Securities and Exchange Commission on April 28, 2017)

10.1

Form of Note Holder Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 with the U.S. Securities and Exchange Commission on June 15, 2017)

10.2

Form of Arcaini Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 with the U.S. Securities and Exchange Commission on June 15, 2017)

10.3

Form of Goldfarb Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the U.S. Securities and Exchange Commission on June 15, 2017)

10.4*	GPB Debt Holdings II, LLC Letter Agreement, dated August 1, 2017
10.5*	Amendment #1 to the Securities Purchase Agreement and to the Note, dated May 22, 2017
10.6*	Amendment #2 to the Securities Purchase Agreement and to the Note, dated July 12, 2017
10.7*	Amendment #3 to the Securities Purchase Agreement and to the Note, dated August 14, 2017
10.8	Form of Investor Warrant (incorporated herein by reference to the registration statement on Form S-1 filed as Exhibit 10.9 with the U.S. Securities and Exchange Commission on July 14, 2017)
10.9	Form of Warrant Agency Agreement (incorporated herein by reference to the registration statement on Form S-1 filed as Exhibit 10.10 with the U.S. Securities and Exchange Commission on July 14, 2017)
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: August 15, 2017	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: August 15, 2017	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer