Form 10-Q
period 2017-09-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2017-11-20
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of November 20, 2017, Duos Technologies Group, Inc. had outstanding 1,901,670 shares of common stock, par value $0.001 per share.

SIGNATURES	38

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$250	$174,376
Accounts receivable	583,149	256,989
Costs and estimated earnings in excess of billings on uncompleted contracts	345,085	476,673
Prepaid expenses and other current assets	136,230	135,964

Total Current Assets	1,064,714	1,044,002

Property and equipment, net	56,609	66,491

OTHER ASSETS:
Patents and trademarks, net	47,335	51,423
Total Other Assets	47,335	51,423

TOTAL ASSETS	$1,168,658	$1,161,916

(Continued)

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2017	2016
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$688	$—
Accounts payable	1,469,519	842,787
Accounts payable - related parties	41,374	40,136
Commercial insurance/office equipment financing	101,073	46,368
Notes payable - related parties	516,327	529,485
Notes payable, net of discounts	2,124,371	87,210
Convertible notes payable, including premiums	—	193,950
Warrant derivative liability	938,228	793,099
Line of credit	34,233	38,019
Payroll taxes payable	1,178,666	444,476
Accrued expenses	1,653,188	1,218,105
Billings in excess of costs and estimated earnings on uncompleted contracts	242,846	219,625
Deferred revenue	341,545	675,171

Total Current Liabilities	8,642,058	5,128,431

Notes payable - related party	41,478	48,231
Notes payable, net of discounts	1,404,348	1,206,522

Total Liabilities	10,087,884	6,383,184

Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares designated, 29,600 shares issued and outstanding at September 30, 2017 and December 31, 2016 ($319,680 and $301,920 liquidation value at September 30, 2017 and December 31, 2016, respectively)	319,680	301,920

Commitments and Contingencies (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 authorized, 9,500,000 available to be issued	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 1,901,670 and 1,892,020 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,902	1,892
Additional paid-in capital	18,181,620	18,141,629
Total paid-in-capital	18,183,522	18,143,521
Accumulated deficit	(27,274,428)	(23,518,709)
Sub-total	(9,090,906)	(5,375,188)
Less: Treasury stock (3,280 shares of common stock)	(148,000)	(148,000)
Total Stockholders' Deficit	(9,238,906)	(5,523,188)

Total Liabilities and Stockholders' Deficit	$1,168,658	$1,161,916

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES:
Project	$561,022	$594,096	$1,512,628	$1,707,177
Maintenance and technical support	288,137	618,682	914,438	1,829,595
IT asset management services	196,576	154,391	816,903	481,783
Total Revenues	1,045,735	1,367,169	3,243,969	4,018,555

COST OF REVENUES:
Project	458,337	303,126	1,180,193	821,264
Maintenance and technical support	131,363	262,830	366,357	727,529
IT asset management services	68,691	79,199	328,730	254,730
Total Cost of Revenues	658,391	645,155	1,875,280	1,803,523

GROSS PROFIT	387,344	722,014	1,368,689	2,215,032

OPERATING EXPENSES:
Selling and marketing expenses	27,104	62,116	146,031	227,785
Salaries, wages and contract labor	784,012	758,685	2,359,899	2,583,419
Research and development	65,984	72,288	225,982	201,668
Professional fees	87,366	59,803	292,099	229,277
General and administrative expenses	210,398	198,715	768,606	622,851
Total Operating Expenses	1,174,864	1,151,607	3,792,617	3,865,000

LOSS FROM OPERATIONS	(787,520)	(429,593)	(2,423,928)	(1,649,968)

OTHER INCOME (EXPENSES):
Interest Expense	(1,525,894)	(161,515)	(3,279,898)	(443,929)
Gain on settlement of debt	—	—	64,647	—
Warrant derivative gain (loss)	2,188,546	—	1,901,219	—
Other income, net	—	34	1	1,339
Total Other Income (Expense)	662,652	(161,481)	(1,314,031)	(442,590)

NET LOSS	(124,868)	(591,074)	(3,737,959)	(2,092,558)

Series A preferred stock dividends	(5,920)	—	(17,760)	—

Net loss applicable to common stock	$(130,788)	$(591,074)	$(3,755,719)	$(2,092,558)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic & Diluted	$(0.07)	$(0.31)	$(1.98)	$(1.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	1,899,716	1,886,457	1,896,578	1,881,266

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash from operating activities:
Net loss	$(3,737,959)	$(2,092,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,519	35,262
Gain on settlement of debt	(64,647)	—
Stock issued for services	40,000	125,036
Interest expense related to debt discounts of notes payable	3,064,086	131,884
Amortization of stock based prepaid consulting fees	—	418,119
Loss related to warrants exchanged for stock	—	630
Warrant derivative gain	(1,901,219)	—
Changes in assets and liabilities:
Accounts receivable	(326,160)	(274,054)
Costs and estimated earnings on uncompleted contracts	131,587	76,686
Prepaid expenses and other current assets	207,936	108,347
Accounts payable	622,946	150,544
Accounts payable-related party	1,238	6,330
Payroll taxes payable	734,190	111,971
Accrued expenses	455,780	157,638
Contingent lawsuit liability	—	(550,000)
Billings in excess of costs and earnings on uncompleted contracts	23,221	238,772
Deferred revenue	(333,626)	(162,955)
Net cash used in operating activities	(1,046,108)	(1,518,348)

Cash flows from investing activities:
Purchase of patents/trademarks	—	(70)
Purchase of fixed assets	(22,549)	(32,411)
Net cash used in investing activities	(22,549)	(32,481)

Cash flows from financing activities:
Bank overdraft	688	—
Proceeds of advance payments-stock repurchase	—	140,000
Proceeds from related party notes	—	221,570
Repayments of related party notes	(19,911)	(97,182)
Repayments of insurance and equipment financing	(153,496)	(154,621)
Repayments of notes payable	(172,500)	(147,500)
Proceeds of notes payable, net of $185,250 cash fees	1,239,750	1,518,000
Net cash provided by financing activities	894,531	1,480,267

Net decrease in cash	(174,126)	(70,562)
Cash, beginning of period	174,376	140,129
Cash, end of period	250	69,567

(Continued)

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$110,919	$125,687
Taxes paid	$—	$10,149

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for prepaid consulting services	$—	$301,100
Increase in debt discount and paid-in capital for warrants issued with debt	$—	$509,303
Accrued interest forgiven related to note payable settlement	$20,697	$—
Debt discount related to notes payable	$1,571,250	$282,000
Note issued for financing of insurance premiums	$208,201	$198,089

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2017.

All share and per share amounts have been presented to give retroactive effect to a 1 for 35 reverse-stock split that occurred in May 2017.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Reclassification

Certain amounts in the 2016 balance sheet have been reclassified from notes payable related parties - current to notes payable related parties - long-term to conform to the 2017 presentation. This reclassification caused notes payable related parties – long-term in 2016 to be increased by $48,231 and notes payable related parties – current to be decreased by the same amount.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, duostech and TrueVue 360, Inc (in-active). All inter-company transactions and balances are eliminated in consolidation.

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at September 30, 2017.

Significant Customers and Concentration of Credit Risk

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2017, three customers accounted for 25%, 19% and 19% of revenues. For the nine months ended September 30, 2016, five customers accounted for 31%, 20%, 16%, 16% and 11% of revenues.

At September 30, 2017, two customers accounted for 53% and 12% of accounts receivable. At December 31, 2016, three customers accounted for 50%, 26% and 14% of accounts receivable.

Geographic Concentration

Approximately 4.5% of revenue is generated from a customer outside of the United States.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At September 30, 2017, outstanding warrants to purchase an aggregate of 526,947 shares of common stock; at September 30, 2017, 50,743 shares issuable upon conversion of Series A preferred stock were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

Segment Information

The Company operates in one reportable segment.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Recent Issued Accounting Standards

ASU 2017-01

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-01: "Business Combinations (Topic 805)”- to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

ASU 2016-02

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company is evaluating the impact on its consolidated financial statements.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $3,737,959 for the nine months ended September 30, 2017. During the same period, cash used in operating activities was $1,046,108. The working capital deficit, stockholders’ deficit and accumulated deficit as of September 30, 2017 were $7,577,344, $9,238,906 and $27,274,428. In addition, the Company is in technical default on several promissory notes although the lenders in each case are working with the company to resolve the defaults (see Note 3). Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date this report is issued.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital and become profitable. Management embarked on a business growth strategy in 2014 to engage with private companies in or related to its market space with the intention of a merger or acquisition. In April 2015, the Company completed a reverse triangular merger whereby duostech became a wholly owned subsidiary of the Company. The two companies are now integrated and the merged company continues to implement a growth strategy for its business in all the markets where they have previously operated.

On December 20, 2016, the Company signed a Securities Purchase Agreement and Promissory Note in the aggregate principal amount of up to $2,500,000 of which $575,000 was remitted by the investor upon signing. The Company was able to draw further amounts upon achieving certain milestones related to a planned registered raise of at least $10M. At September 30, 2017, the Company has achieved the scheduled milestones and received the second through tenth draws on January 25, 2017, February 8, 2017, February 27, 2017, March 6, 2017, March 14, 2017, April 25, 2017, June 1, 2017, June 27, 2017 and August 22, 2017 in the amounts of $150,000, $100,000, $250,000, $150,000, $250,000, $75,000, $100,000, $100,000 and $250,000 respectively.

The Company was also in the process of pursuing a public offering (“Initial Offering”) of its securities to raise sufficient capital, expected to be between $11 million and $15 million, to fund the Company’s working capital deficit, provide sufficient funding to further the Company’s growth objectives and qualify to be listed on a national stock exchange. On August 16, 2017, the Company withdrew its registration statement for the public offering.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	September 30, 2017		December 31, 2016
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$4,412	10.30%	$25,075	9.75%
Third Party - Insurance Note 2	19,065	10.00%	9,861	10.00%
Third Party - Insurance Note 3	52,105	8.30%	—	8.05%
Third Party - Insurance Note 4	25,491	9.95%	11,432	9.24%
Total	$101,073		$46,368

The Company entered into an agreement on December 23, 2016 with its insurance provider by executing a $25,075 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 10.30% payable in monthly installments of principal and interest totaling $2,234 through October 23, 2017. The note balance as of September 30, 2017 and December 31, 2016 was $4,412 and $25,075, respectively.

The Company entered into an agreement on September 15, 2017 with its insurance provider by executing a $19,065 note payable (Insurance Note 2) issued to renew an insurance policy, secured by that policy, with an annual interest rate of 10.00% payable in monthly installments of principal and interest totaling $1,702 through June 15, 2018. At September 30, 2017 and December 31, 2016, the note payable balance was $19,065 and $9,861, respectively.

The Company entered into an agreement on February 3, 2017 with its insurance provider by executing a $127,620 note payable (Insurance Note 3) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.30% payable in monthly installments of principal and interest totaling $13,252 through December 31, 2017. At September 30, 2017 and December 31, 2016, the note payable balance was $52,105 and zero, respectively.

The Company entered into an agreement on April 1, 2016 with its insurance provider by executing a $65,000 note payable (Insurance Note 4) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.24% payable in monthly installments of principal and interest totaling $5,782 through February 1, 2017. The insurance policy was renewed on April 15, 2017 with a note payable in the amount $49,000 with an annual interest rate of 9.95% payable in monthly installments of principal and interest totaling $4,373 through February 15, 2018. At September 30, 2017 and December 31, 2016, the note payable balance was $25,491 and $11,432, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of:

	September 30, 2017		December 31, 2016
Notes Payable	Principal	Interest	Principal	Interest
Shareholder	$65,000	9%	$65,000	9%
Related party	13,369	8%	13,369	8%
Related party	—	—	10,504	—
Related party	56,500	8%	56,500	8%
Related Party	—	—	3,170	—
Related Party	8,431	8%	8,431	8%
CFO	31,973	8%	31,973	8%
Shareholder	226,936	6%	226,936	6%
CEO	8,899	8%	8,383	8%
Shareholder	105,219	8%	105,219	8%
Sub-total current portion	516,327		529,485
Add long-term portion-CEO	41,478		48,231
Total	$557,805		$577,716

On May 28, 2008, a shareholder who is indirectly invested in the Company with the Chief Executive Officer (CEO) through another entity, loaned the Company the sum of $65,000 accruing interest at 9% per annum. There was an accrued interest balance of $53,618 and $49,231 as of September 30, 2017 and December 31, 2016, respectively. The note was repayable on or before September 15, 2008 although no demand for repayment has been received from the holder. There is no formal written agreement and the terms are documented on a letter from a former Chief Financial Officer (CFO) of the Company. The terms contain no default clauses and as of the time of this report, no demand for repayment has been made or expected. The Company intends to either negotiate a conversion to common stock or to repay the loan when sufficient working capital permits such action.

Upon the consummation of the merger on April 1, 2015, the Company assumed an Original Issue Discount (OID) promissory note with a remaining principal balance of $15,000 accruing interest at 18% per annum. On November 30, 2015, there was an outstanding principal balance of $15,000 and an accrued interest balance of $2,651 in which the promissory note was restructured into a note due on or before December 15, 2016 for a total of $17,651 principal balance, accruing interest at 8% per annum and monthly payments of $1,535 commencing January 15, 2016. The Company made payments during the first quarter of 2016 in the amount of $4,282 and will resume payments in the fourth quarter of 2017. As of September 30, 2017, the loan had an outstanding amount of $13,369 and there was an accrued interest balance of $1,604.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes due to an entity which had previously extended credit on a revolving basis for working capital. The total principal balance was $212,693 at the time of the merger and carried total interest and extension fees of 30% per annum. On September 30, 2015, the note and accrued interest for a total of $275,660 was exchanged for 1,002,401 common shares. The Company recorded a loss on settlement in the amount of $115,139. The same lender had extended further credit to the Company’s TrueVue360 subsidiary which on September 30, 2015 had a principal balance of $28,040 and accrued interest balance of $9,777 totaling $37,817. The note can be extended each time for a further 30 days on payment of a 1% extension fee in addition to the 1.5% interest cost which can be accrued. The Company agreed to convert this note to an 18-month term loan with 0% interest and monthly payments of $2,100 starting November 1, 2015. The Company also issued 14,321 five-year warrants with a strike price of $9.80 as consideration for the conversion of the larger note and the zero-interest feature of the extended payment plan. As of September 30, 2017 and December 31, 2016, the balance was zero and $10,504, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

On December 12, 2013, the wife of the CEO loaned the Company the sum of $10,000 at an annual percentage rate of 8%. On January 29, 2015, March 3, 2015 and September 30, 2015 the wife of the CEO loaned the Company an additional $12,000, $5,000 and $9,500 respectively. On January 24, 2016, an additional $20,000 was loaned to the Company. The total principal due at September 30, 2017 and December 31, 2016 was $56,500 and $56,500, respectively. There was accrued interest balance of $10,864 and $7,474 as of September 30, 2017 and December 31, 2016, respectively. The note is repayable on demand of the holder. As of the time of this report, no such demand has been made.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $30,378 due to the former CEO of ISA. These amounts are non-interest bearing and are due on demand. The Company pays these loans as sufficient funds become available. At September 30, 2017 and December 31, 2016, the loan had an outstanding balance of zero and $3,170, respectively.

Upon the consummation of the merger on April 1, 2015, the Company assumed an OID promissory note with a remaining principal and accrued interest balance of $10,593. During the third quarter of 2015, interest payments of $1,500 were paid. At November 30, 2015, the principal balance of the note was $10,000, and an accrued interest balance of $1,131 at a rate of 30% per annum was restructured into a note due on or before December 15, 2016 for a total of $11,131 principal balance, accruing interest at 8% per annum and monthly payments of $968 commencing January 15, 2016. The Company made payments during the first quarter of 2016 in the amount of $2,700 and plans to resume payments in the fourth quarter of 2017. At September 30, 2017, the loan had an outstanding balance of $8,431 and there was an accrued interest balance of $1,012.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes with a total principal balance of $8,783 due to the Company’s CFO. During the second quarter of 2015, the CFO loaned the Company an additional $365 and the Company made payments to the CFO during the same period in the amount of $1,307. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. On January 28, 2016, the CFO loaned the Company $30,000, accruing interest at 8% per annum which is repayable by the Company when sufficient funds are available. At September 30, 2017, the outstanding loan balance was $31,973 and there was an accrued interest balance of $4,020 at September 30, 2017.

On April 8, 2015, the Company received a $310,000 loan from a related party principal shareholder. The note accrues interest at the rate of 6% per annum and was repayable on or before October 31, 2015. There was accrued interest balance of $8,616 as of September 30, 2015. The Company and shareholder have agreed to replace the note with a new note in the amount of $320,166, which includes principal and accrued interest through October 31, 2015. Repayment shall occur with eleven monthly payments of $27,750 plus one final payment of $27,007 (including interest of 6%) beginning on or before December 31, 2015. As of September 30, 2017, the Company is eighteen payments in arrears and the outstanding balance was $226,936.

On July 19, 2016, the Company received a $60,000 loan less fees of $75 for a related party loan with proceeds of $59,925 from the Company’s CEO. The promissory note carries an annual interest rate of 7.99% with a monthly installment payment of $1,052 through July 19, 2022. As of September 30, 2017 and December 31, 2016, the outstanding balance was $50,377 and $56,614, respectively.

On August 11, 2016, the Company received an $111,645 loan from a related party principal shareholder. The note accrues interest at the rate of 8% per annum and is repayable on or before February 11, 2017. As of September 30, 2017, the outstanding balance was $105,219. The note is currently in technical default. However, as of the time of this report, the lender has agreed not to pursue any default remedies and has informally agreed to work with us until such time as the note can be repaid.

Notes Payable

	September 30, 2017		December 31, 2016
Payable To	Principal	Interest	Principal	Interest

Shareholder	$19,108	—	$19,108	—
Vendor	—	—	22,500	—
Total	$19,108		$41,608

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $19,108 due to an unrelated party investor and shareholder of the Company. The $19,108 is non-interest bearing and currently due, although the note holder has not made any demand for payment at this time.

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and, pursuant thereto, took a charge in the third quarter of 2015 for the settlement amount of $60,000. At September 30, 2017 and December 31, 2016, the outstanding balance was zero and $22,500, respectively.

Convertible Notes, Including Premiums

	September 30, 2017			December 31, 2016
Payable To	Principal	Premium	Principal, Including Premium	Principal	Premium	Principal, Including Premium
Vendor	$—	$—	$—	$50,000	$50,000	$100,000
Vendor	—	—	—	46,975	46,975	93,950
Total	$—	$—	$—	$96,975	$96,975	$193,950

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Notes Payable – Third Party

	September 30, 2017			December 31, 2016
Payable To	Principal	Less Unamortized Discounts	Principal, Less Unamortized Discounts	Principal	Less Unamortized Discounts	Principal, Less Unamortized Discounts
Note 1-non-current	$1,800,000	$395,652	$1,404,348	$1,800,000	$593,478	$1,206,522
Note 2-current	2,105,263	—	2,105,263	605,263	559,661	45,602
Total	$3,905,263	$395,652	$3,509,611	$2,405,263	$1,153,139	$1,252,124

Note 1

On March 31, 2016, the Company entered into a Securities Purchase Agreement with an institutional investor, which, together with the transaction documents referenced therein, provides for the terms in the following paragraph. The Company closed the transaction on April 1, 2016.

The transaction amount was $1,800,000 less a 5% original issue discount. The note is a senior debt obligation secured by substantially all assets of the Company and shares of all current and future subsidiaries as well as being guaranteed by each subsidiary but is not convertible into the Company’s stock. The senior secured note also contains certain default provisions and is subject to standard covenants such as restrictions on issuing new debt. In conjunction with the note, the Company issued a warrant exercisable for 71,249 shares of common stock exercisable for five years at an exercise price of $12.25 per share. The warrants also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions as well as a potential adjustment to the exercise price based on certain events. The relative fair value of the warrants of $466,031 was recorded as a debt discount and is being amortized to interest expense over the term of the debt. The note will mature three years from the closing date and will accrue interest at the rate of 14% per annum, payable monthly. The note will accrue additional interest at the rate of 2% per annum, compounding monthly, payable annually in arrears. The Company may choose to begin amortizing the principal at any time subject to prepayment premiums. Also, the Company agreed to an amended placement agent’s fee with respect to the placement of such loan which differed from the original terms agreed with the Placement Agent as that agreement had expired. The amendment included (a) postponement of payment of the cash fee of $5,000 to 15 days after execution of the term sheet, (b) the closing fee was fixed to $137,000 (based on a $1.8 million debt funding) and three-year warrants for 5,715 shares at an exercise price of $14 per share and valued at their fair value of $43,272. Other closing expenses totaled $40,000 plus another $10,000 of legal fees previously paid. Total cash issue costs of $192,000, the original issue discount of $90,000, the warrant relative fair value of $466,031 and warrant fair value of $43,272 were recorded as debt discounts to be amortized over the three-year term of the debt. Net proceeds were $1,518,000 after all issue costs. Additionally, at closing, certain previously recorded obligations of the Company totaling $690,110, as discussed below, were paid directly from the lender reducing the actual proceeds to the Company.

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

September 30, 2017

(Unaudited)

GPB Debt Holdings II, LLC Letter Agreement

On August 1, 2017, the Company entered into a letter agreement with GPB Debt Holdings II LLC (“GPB”), whereby GPB agreed to convert $212,077 due and owing to it under that certain senior secured note issued by the Company on April 1, 2016 (“GPB Debt Obligation”) into common stock of the Company, contingent upon the completion of the Initial Offering (the “GPB Letter Agreement”). Pursuant to the GPB Letter Agreement, the GPB Debt Obligation will automatically convert upon consummation of the Initial Offering into such number of restricted shares of the Company’s common stock calculated by dividing the GPB Debt Obligation by the price per share of common stock paid by the investors in the Initial Offering. GPB has agreed to enter into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.

Pursuant to the terms and conditions of the Note, the Company was to continue to make its monthly interest payments beginning on September 1, 2017 with a payment of $63,633 representing July 2017, August 2017 and September 2017 interest payments and payments thereafter until the Maturity Date. On the Maturity Date (as defined in the Note), GPB shall have the right, but not the obligation, to “put” to the Company any Conversion Shares issued to GPB pursuant to the Automatic Conversion that have not been sold for redemption in cash, in the amount equal to the number of such put Conversion Shares multiplied by the Conversion Price, payable within five days of the Company’s receipt of written notice indicating such election by GPB. Additionally, GPB will also be issued warrants, on the same terms and in substantially the same form offered to investors in the Initial Offering (the “Warrants”), except that such Warrants will be restricted securities, and will not trade on the OTC Markets OTCQB. On August 16, 2017, the company withdrew its registration statement and this letter agreement is no longer in effect. The Company has made no further interest payments on the note and has entered into a forbearance agreement with the lender.

Note 2

On December 20, 2016, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with JMJ Financial, ("JMJ," and together with the Company, the "Parties") and borrowed an initial principal amount of $605,263 from the total available as discussed below. Pursuant to the Purchase Agreement, JMJ purchased from the Company (i) a Promissory Note in the aggregate principal amount of up to $2,500,000 (the "Note") for consideration of up to $2,350,000 net of an original issue discount of 5%, due and payable on the earlier of May 15, 2017 or the third business day after the closing of the Initial Offering (as defined therein), and (ii) a Common Stock Purchase Warrant (the "Warrant") to purchase 115,289 shares of the Company's common stock ("Common Stock") at an exercise price per share equal to the lesser of (i) 80% of the per share price of the Common Stock in the Company's contemplated Initial Offering of securities (the "Initial Offering"), (ii) $5.25 per share, (iii) the lowest daily closing price of the Common Stock during the ten days prior to the Initial Offering (subject to adjustment), (iv) the lowest daily closing price of the Common Stock during the ten days prior to the Maturity Date (subject to adjustment), (v) 80% of the unit price in the Initial Offering (if applicable), or (vi) 80% of the exercise price of any warrants issued in the Initial Offering. Additionally, pursuant to the Purchase Agreement, the Company will issue JMJ shares of Common Stock equal to 30% of the principal sum of the Note ("Origination Shares") on the 5th trading day after the pricing of the Initial Offering, but in no event later than May 30, 2017. The number of Origination Shares will equal the principal sum of the Note divided by the lowest of (i) the lowest daily closing price of the Common Stock during the ten days prior to delivery of the Origination Shares or during the ten days prior to the date of the Initial Offering (in each case subject to adjustment for stock splits), (ii) 80% of the commo n stock offering price of the Initial Offering, (iii) 80% of the unit price offering price of the Initial Offering (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Initial Offering. Cash closing expenses totaled $46,000 to the private placement agent. The Company also issued warrants for 9,224 common stock to the placement agent with the same terms as the lender warrants. Total cash issue costs of $46,000, the original issue discount of $30,263 and a discount relating to the warrants of $529,000 were recorded as debt discounts to be amortized over the 146-day term of the debt. Net proceeds were $529,000 after all issue costs. The Company previously paid and expensed legal fees of $28,750 and paid an advance retainer of $50,000 to a law firm for future work relating to the planned Initial Offering which is recorded as a prepaid asset at December 31, 2016. The Company recorded expenses in the amount of $30,000 during the first quarter of 2017 and $20,000 during the third quarter of 2017. At September 30, 2017, the prepaid balance was fully expensed.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

On January 25, 2017, the Company borrowed an additional $157,895 and received a net amount of $130,500 representing the second draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $12,000, the original issue discount of $7,895, legal fees of $7,500 and a discount relating to the warrants of $138,000 were recorded as debt discounts and have been fully amortized as of September 30, 2017. Warrants in the amount of 30,075 were issued as per the agreement.

On February 8, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the third draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $8,000, the original issue discount of $5,263, legal fees of $5,000 and a discount relating to the warrants of $92,000 were recorded as debt discounts and have been fully amortized as of September 30, 2017. Warrants in the amount of 20,050 were issued as per the agreement.

On February 27, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the fourth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $20,000, the original issue discount of $13,158, legal fees of $12,500 and a discount relating to the warrants of $230,000 were recorded as debt discounts and have been fully amortized as of September 30, 2017. Warrants in the amount of 50,138 were issued as per the agreement.

On March 6, 2017, the Company borrowed an additional $157,895 and received a net amount of $130,500 representing the fifth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $12,000, the original issue discount of $7,895, legal fees of $7,500 and a discount relating to the warrants of $138,000 were recorded as debt discounts and have been fully amortized as of September 30, 2017. Warrants in the amount of 30,075 were issued as per the agreement.

On March 14, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the sixth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $20,000, the original issue discount of $13,158, legal fees of $12,500 and a discount relating to the warrants of $230,000 were recorded as debt discounts and have been fully amortized as of September 30, 2017. Warrants in the amount of 50,138 were issued as per the agreement.

On April 25, 2017, the Company borrowed an additional $78,947 and received a net amount of $65,250 representing the seventh draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $6,000, the original issue discount of $3,947, legal fees of $3,750 and a discount relating to the warrants of $69,000 were recorded as debt discounts and have been fully amortized as of September 30, 2017. Warrants in the amount of 15,038 were issued as per the agreement.

On June 1, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the eighth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $8,000, the original issue discount of $5,263, legal fees of $5,000 and a discount relating to the warrants of $92,000 were recorded as debt discounts and have been fully amortized as of September 30, 2017. Warrants in the amount of 20,050 were issued as per the agreement.

On June 27, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the ninth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $8,000, the original issue discount of $5,263, legal fees of $5,000 and a discount relating to the warrants of $92,000 were recorded as debt discounts and have been fully amortized as of September 30, 2017. Warrants in the amount of 20,050 were issued as per the agreement.

On August 22, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the tenth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $20,000, the original issue discount of $13,158, legal fees of $12,500 and a discount relating to the warrants of $230,000 were recorded as debt discounts and have been fully amortized as of September 30, 2017. Warrants in the amount of 50,125 were issued as per the agreement.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

On July 12, 2017, the Company was obligated to repay the principal due to a lender on a bridge loan totaling $1,842,105. The Company obtained a second amendment (#2) to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from June 15, 2017 to July 31, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from May 30, 2017 to July 31, 2017.

On August 14, 2017, the Company obtained a further amendment #3 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from July 31, 2017 to August 31, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from May 30, 2017 to August 31, 2017.

On August 16, 2017, the Company withdrew its registration statement for the Initial Offering that was a condition of this bridge loan and the amounts advanced under the loan agreement. The lender continues to work with the Company by granting extensions to the note.

On November 14, 2017, the Company obtained a further amendment #4 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from August 31, 2017 to November 16, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from August 31, 2017 to November 16, 2017.

On November 16, 2017, the Company obtained a further amendment #5 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from November 16, 2017 to November 18, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from November 16, 2017 to November 18, 2017.

On November 20, 2017, the Company obtained a further amendment #6 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from November 18, 2017 to November 22, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from November 18, 2017 to November 22, 2017.

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

NOTE 4 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000, but is now closed to future borrowing. The balance as of September 30, 2017 and December 31, 2016, was $34,233 and $38,019, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is 10.75% at September 30, 2017. The former CEO of ISA is the personal guarantor.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Delinquent Payroll Taxes Payable

As reported previously, the Company has a delinquent payroll tax payable at September 30, 2017 and December 31, 2016 in the amount of $1,149,189 and $400,076, respectively. The delinquent portion is included in the payroll taxes payable balance of $1,178,666 and $444,476, respectively, as shown on the Company’s consolidated balance sheet. The IRS has accepted the Company’s offer of a monthly installment agreement in the amount of $25,000 commencing March 28, 2016. The monthly installment payments made as of September 30, 2017 totals $250,000.

NOTE 6 – RELATED PARTIES

Letter Agreements

On June 9, 2017, the Company entered into a letter agreement with Mr. Gianni Arcaini, the Chief Executive Officer and a Director of the Company (the “Arcaini Letter Agreement”), whereby Mr. Arcaini agreed to convert all deferred compensation owed to him under his Employment Agreement (“Arcaini Debt Obligation”) into common stock of the Company, contingent upon the completion of the Initial Offering. The aggregate amount of $700,543 (“Arcaini Obligation”) will be owed to Mr. Arcaini under the Arcaini Debt Obligation including interest through June 30, 2017. Pursuant to the Arcaini Letter Agreement, the Arcaini Debt Obligation will automatically convert upon consummation of the Initial Offering into such number of restricted shares of the Company’s common stock calculated by dividing the Arcaini Debt Obligation by $5.00 or 140,109 shares. The Company anticipates amending the Arcaini Letter Agreement to issue Mr. Arcaini 140,109 warrants upon the consummation of the Initial Offering. Mr. Arcaini has agreed to enter into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

On August 16, 2017, the Company withdrew its registration statement on Form S-1 for the Initial Offering. Upon such withdrawal, the Arcaini Letter Agreement was terminated in accordance with the terms and conditions therein.

On June 9, 2017, the Company entered into a letter agreement with Mr. Adrian Goldfarb, the Chief Financial Officer of the Company (the “Goldfarb Letter Agreement”), whereby Mr. Goldfarb agreed to convert all amounts due and owing to him under that certain promissory note issued by the Company (“Goldfarb Debt Obligation”) into common stock of the Company, contingent upon the completion of the Initial Offering. The aggregate amount of $33,620 (“Goldfarb Obligation”) will be owed to Mr. Goldfarb under the Goldfarb Debt Obligation including interest through June 30, 2017. Pursuant to the Goldfarb Letter Agreement, the Goldfarb Debt Obligation will automatically convert upon consummation of the Initial Offering into such number of restricted shares of the Company’s common stock calculated by dividing the Goldfarb Debt Obligation by $5.00 or 6,724 shares. The Company anticipates amending the Goldfarb Letter Agreement to issue Mr. Goldfarb 6,724 warrants upon consummation of the Initial Offering. Mr. Goldfarb has agreed to enter into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.

On August 16, 2017, the Company withdrew its registration statement on Form S-1 for the Initial Offering. Upon such withdrawal, the Goldfarb Letter Agreement was terminated in accordance with the terms and conditions therein.

As of September 30, 2017 and December 31, 2016, there were various notes and loans payable to related parties totaling $557,805 and $577,716, respectively, with related unpaid interest of $92,036 and $62,959 respectively (see Note 3). The Company also has accounts payable-related party’s due to an officer for expense reimbursement and due to an affiliate for services in the total amount of $41,374 and $40,136 at September 30, 2017 and December 31, 2016, respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Balance at September 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$938,228	$—	$—	$938,228

The following is a roll forward through September 30, 2017 of the fair value liability of warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments
Balance at December 31, 2016	$793,099
Initial fair value of warrant liability	2,046,348
Change in fair value included in other (income) loss	(1,901,219)
Balance at September 30, 2017	$938,228

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at March 31, June 30 and September 30, 2017 and at the warrant issuance dates of January 25, 2017 through August 22, 2017 with the Black Scholes Pricing Model (“BSM”) option pricing model and Monte Carlo simulations using the closing prices of the Company’s common stock of from $1.05 to $8.75 and the ranges for volatility, expected term and risk-free interest indicated below that follows (BSM inputs only). The Monte Carlo simulations were used to determine a range of expected volatilities and the implied volatility used was determined with a correlation to the highest probability results from that simulation.  Thus, for the nine months ended September 30, 2017, the Company recognized a gain from the change in derivative liability of $1,901,219 included in the statement of operations under Other Income (Expense), Warrant Derivative Gain related to these warrant derivative instruments.

BSM Inputs
Warrants
For the Period January 25, to September 30, 2017
Expected Volatility	58-142%
Expected Remaining Term	4.22-4.89 years
Risk Free Interest Rate	1.978-1.939%

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common stock issued for services

During the first quarter of 2017, the Company issued 2,903 shares of common stock for services valued at the quoted trading price on respective grant dates resulting in a consulting expense of $15,000. The Company was obligated to issue 6,747 shares of common stock during the third quarter of 2017 for services valued at the quoted trading price on respective grant dates resulting in a consulting expense of $25,000. These shares were issued in November 2017.

NOTE 9 – COMMON STOCK PURCHASE WARRANTS

Warrants

The following is a summary of activity for warrants to purchase common stock for the nine months ended September 30, 2017:

	September 30, 2017
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at the beginning of the year	218,764	$8.40	3.8
Warrants expired	(375)	233.45
Warrants issued with debt	308,558	5.25	4.5
Outstanding at end of period	526,947	6.61	4.2
Exercisable at end of period	526,947	$6.61	4.2

During the first quarter of 2017, 194,888 warrants were issued with the Securities Purchase Agreement and the amended Placement Agent Agreement. During the same period, 375 warrants expired.

During the second quarter of 2017, 59,548 warrants were issued with the Securities Purchase Agreement and the amended Placement Agent Agreement.

During the third quarter of 2017, 54,122 warrants were issued with the Securities Purchase Agreement and the amended Placement Agent Agreement.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

On October 20, 2017, the Company received a short-term unsecured loan in the amount of $50,000 from JMJ Financial.  The note was issued with a 20% Original Issue Discount (OID) and a 10% one-time interest charge.  The note has a maturity of the earlier of 12 months or closing of a funding of at least $500,000.

On October 30, 2017, the Company received a short-term unsecured loan in the amount of $25,000 from JMJ Financial.  The note was issued with a 20% Original Issue Discount (OID) and a 10% one-time interest charge.  The note has a maturity of the earlier of 12 months or closing of a funding of at least $500,000.

On November 14, 2017, the Company obtained a further amendment #4 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from August 31, 2017 to November 16, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from August 31, 2017 to November 16, 2017.

On November 16, 2017, the Company obtained a further amendment #5 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from November 16, 2017 to November 18, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from November 16, 2017 to November 18, 2017.

On November 20, 2017, the Company obtained a further amendment #6 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from November 18, 2017 to November 22, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from November 18, 2017 to November 22, 2017.

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

Overview

Duos Technologies Group Inc. was incorporated in Florida on May 31, 1994 (the “Company”) under the original name of Information Systems Associates (“ISA”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and development and licensing of Information Technology (IT) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“DTI”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015. DTI was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, employs approximately 35 people and is a technology company with a strong portfolio of intellectual property, with core competencies that include advanced intelligent technologies that are delivered through its proprietary integrated enterprise command and control platform.

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

Comparison for the Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	September 30,
	2017	2016

Revenue	$1,045,735	$1,367,169
Cost of Revenue	658,391	645,155
Gross profit	387,344	722,014
Operating expenses	1,174,864	1,151,607
Loss from operations	(787,520)	(429,593)
Other income (expense)	662,652	(161,481)
Net loss	(124,868)	(591,074)
Series A preferred stock dividends	(5,920)	—
Net loss applicable to common stock	$(130,788)	$(591,074)

Revenues

Revenues were $1,045,735 and $1,367,169 for the three months ended September 30, 2017 and 2016, respectively. The comparative 24% decrease in revenue during 2017 was largely the result of the decrease in project revenue of 11% and an offset with an increase of 27% in the IT asset management services. The revenue decrease in projects is a result of an ongoing transition to new offerings including intelligent analytics and machine learning from our traditional legacy security centric offerings. The company continues to be undercapitalized with respect to growing the new businesses, but continues to make progress with the limited available funds. These factors combined with the anticipated decrease in maintenance and technical support as the business shifts its focus from legacy security products to advanced intelligence offerings, including the 48% decrease in maintenance and technical support. This was all from one legacy customer who did not renew their contract at the end of 2016, along with an annual credit of $70,000 for one customer. The revenue from this line item will be replaced over the next reporting periods with an anticipated increase in consulting services for the rail business and recurring maintenance revenues from new projects after the initial maintenance free period.

Cost of Revenues

Costs of revenues were $658,391 and $645,155 for the three months ended September 30, 2017 and 2016, respectively. The decrease in 2017 cost of the project implementation was related to decreased project revenue. Other increases in costs of revenues are generally in line with the increase in revenue in these categories with IT asset management services showing a slight improvement most related to economies of scale. It should be noted that the decrease in 2017 cost of the maintenance and technical support is due to the budgeted decrease in revenue. Additionally, we have two projects that are budgeted under the normal 50% margin, reducing the overall gross profit. These projects are related to initial implementations of new technology where costs were higher overall. However, upon rollout of additional systems, margins are expected to be within the normal historical range.

Gross Profit

Gross Profit was $387,344 and $722,014 for the three months ended September 30, 2017 and 2016, respectively. The decrease in gross profit was mainly the result of the decrease in project revenues and two projects with budgeted lower than normal profit margins (see above). This decrease was partially offset by lower costs overall in the project costs as well as maintenance and technical support with also an offset with better than anticipated performance in the IT asset management areas.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 and 2016 were $1,174,864 and $1,151,607 respectively, an increase of $23,257. This increase in expenses was mainly due to an increase in contract labor, professional expenses and general and administration of $64,573. However, this increase was offset by a decrease of $35,012 in selling and marketing expenses and $6,304 in research and development expenses. The increase in operating expenses are largely the result of ongoing funding activities and are one time in nature.

Loss Before Other Income (Expense)

The loss from operations for the three months ended September 30, 2017 and 2016 was $787,520 and $429,593, respectively. The increase in loss from operations was mostly due to the overall decrease in revenue for the period and increase in cost of revenues affecting the overall gross profit. The lower than normal gross profit will continue into the fourth quarter of 2017.

Interest Expense

Interest expense for the three months ended September 30, 2017 and 2016 was $1,525,894 and $161,515 respectively. The increase in interest expense was almost entirely due to non-cash charges in connection with debt discount and warrant amortization expense for bridge financing entered into in late 2016.

Warrant Derivative Gain

Warrant derivative gain for the three months ended September 30, 2017 and 2016 was $2,188,546 and zero, respectively. The gain recorded in the third quarter 2017 was primarily the result of the decrease in common stock share price that affected the evaluation for the non-cash warrant derivative expense related to the funding draws against the Company’s promissory note with JMJ Financial.

Other Income

Other income for the three months ended September 30, 2017 and 2016 was zero and $34, respectively.

Net Loss

The net loss for the three months ended September 30, 2017 and 2016 was $124,868 and $591,074, respectively. The $466,206 decrease in net loss is primarily attributable to the non-cash charges in 2017 of $1,457,057 in debt discount expense and $2,188,546 warrant derivative gain on debt related to bridge financing. Net loss applicable to Common Stock was $130,788 in 2017 versus $591,074 in 2016, an increase of $460,286. The loss applicable to common stock in the third quarter of 2017 reflected a charge for Preferred Stock Dividends of $5,920. Net loss per common share was $(0.07) and $(0.31) for the three months ended September 30, 2017 and 2016.

Comparison for the Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended
	September 30,
	2017	2016

Revenue	$3,243,969	$4,018,555
Cost of Revenue	1,875,280	1,803,523
Gross profit	1,368,689	2,215,032
Operating expenses	3,792,617	3,865,000
Loss from operations	(2,423,928)	(1,649,968)
Other income (expense)	(1,314,031)	(442,590)
Net loss	(3,737,959)	(2,092,558)
Series A preferred stock dividends	(17,760)	—
Net loss applicable to common stock	$(3,755,719)	$(2,092,558)

Revenues

Revenues were $3,243,969 and $4,018,555 for the nine months ended September 30, 2017 and 2016, respectively. The comparative 19% decrease in revenue during 2017 was largely the result of the decrease in project revenue and the anticipated decrease in maintenance and technical support as the business shifts its focus from legacy security products to advanced intelligence offerings. The IT asset management business continued to show strength in the nine months with a 70% increase in revenues compared with the previous same period a year ago. The 50% decrease in maintenance and technical support was all from one legacy customer who did not renew their contract at the end of 2016. The revenue from this line item will be replaced over the next reporting periods with an anticipated increase in consulting services for the rail business and recurring maintenance revenues from new projects after the initial maintenance free period.

Cost of Revenues

Costs of revenues were $1,875,280 and $1,803,523 for the nine months ended September 30, 2017 and 2016, respectively. The increase in 2017 cost of the project implementation was related to increased costs for implementation of one international project with unanticipated additional travel and other expenses related to this specific project, alone with two new projects with budgeted lower than normal profit margins. Other increases in costs of revenues are generally in line with the increase in revenue in these categories with IT asset management services showing a slight improvement most related to economies of scale. It should be noted that the decrease in 2017 cost of the maintenance and technical support is due to the budgeted decrease in revenue.

Gross Profit

Gross Profit was $1,368,689 and $2,215,032 for the nine months ended September 30, 2017 and 2016, respectively. The overall decrease resulted primarily in the first and third quarters 2017 from an isolated decline in margins in the project business for reasons described previously. This decrease during the first quarter 2017 is expected to be one-time in nature and that the overall year will be in line with previous gross profit performance. The decrease in gross profit was offset by lower costs overall in the maintenance and technical support with further offset in the increase in IT asset management areas but still resulted in a reduction of 38% in overall gross margin compared to the comparative quarter in 2016. Despite more aggressive pricing in the award of a large contract that makes up much of the revenue in that business line, unanticipated expenses related to initial implementation of a new product reduced the overall gross margins compared to the previous equivalent quarter. These cost overruns are expected to be a one-time event and that gross margin percentage are anticipated to be in line with previous years going forward.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 and 2016 were $3,792,617 and $3,865,000 respectively, a decrease of $72,383. This decrease in expenses was mainly due to a decrease in contract labor and selling and marketing expenses of $305,274. However, this decrease was offset by an increase of $232,891 because of additional professional fees and general and administration expenses related to operating as a public company, expenses related to our corporate actions including a planned up-listing to a national exchange and additional spending on resources for the research and development department by the Company.

Loss Before Other Income (Expense)

The loss from operations for the nine months ended September 30, 2017 and 2016 were $2,423,928 and $1,649,968, respectively. The increase in loss from operations in the amount of $773,960 was due to the decrease in gross profit of $846,343 and with an offset in less operating expenses of $72,383.

Interest Expense

Interest expense for the nine months ended September 30, 2017 and 2016 was $3,279,898 and $443,929 respectively. The increase in interest expense was almost entirely due to non-cash charges in connection with debt discount and warrant amortization expense for bridge financing entered into in late 2016.

Warrant Derivative Gain

Warrant derivative gain for the nine months ended September 30, 2017 and 2016 was $1,901,219 and zero, respectively. The gain recorded in the third quarter 2017 was primarily the result of the decrease in common stock share price that affected the evaluation for the non-cash warrant derivative expense related to the funding draws against the Company’s promissory note with JMJ Financial.

Other Income

Other income for the nine months ended September 30, 2017 and 2016 was $1 and 1,339, respectively.

Net Loss

The net loss for the nine months ended September 30, 2017 and 2016 was $3,737,959 and $2,092,558, respectively. The $1,645,401 increase in net loss is primarily attributable to the non-cash charges in 2017 of $3,064,086 in debt discount expense offset with a warrant derivative gain of $1,901,219 on debt related to bridge financing. Net loss applicable to Common Stock was $3,755,719 in 2017 versus $2,092,558 in 2016, an increase of $1,663,161. The loss applicable to common stock in 2017 reflected a charge for Preferred Stock Dividends of $17,760. Net loss per common share was $(1.98) and $(1.11) for the nine months ended September 30, 2017 and 2016.

Liquidity and Capital Resources

Cash flows used in operating activities for the nine months ended September 30, 2017 and 2016 were $1,046,108 and $1,518,348, respectively. The decrease in cash flows used in operations for the nine months ended September 30, 2017 was due primarily to the non-cash warrant derivative gain offset with debt discount expense related to the promissory note with JMJ Financial with an offset of $1,517,112 positive variance in changes in assets and liabilities.

Cash flows used in investing activities for the nine months ended September 30, 2017 and 2016 were $22,549 and $32,481, respectively representing minimum investments in certain assets during 2017 and 2016.

Cash flows provided by financing activities for the nine months ended September 30, 2017 and 2016 were $894,531 and $1,480,267, respectively. Cash flows from financing activities during 2017 were primarily attributable to proceeds from the draws on notes payable, partially offset by repayments of existing notes and short-term credit facilities. Cash flows from financing activities during 2016 were primarily attributable to proceeds from the draws on notes payable, partially offset by repayments of existing notes and short-term credit facilities.

Since inception, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. As of November 15, 2017, we had cash on hand of approximately $93,000. We have approximately $131,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

Reverse Split

Effective April 26, 2017, the Company filed an Articles of Amendment to the Articles of Incorporation of the Company (the “Amendment”) to effectuate a reverse split of the Company’s issued and outstanding common stock at an exchange ratio of 1-for-35 (the “Reverse Split”). As a result of the Reverse Split, every thirty-five (35) shares of the Company’s issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The number of authorized shares remained unchanged. No fractional shares were issued in connection with the Reverse Split. Any fractional shares of common stock resulting from the Reverse Split were rounded up to the nearest whole share. It is not necessary for stockholders to exchange their existing stock certificates for new stock certificates in connection with the Reverse Split. Stockholders who hold their shares in brokerage accounts are not required to take any action to exchange their shares.

The Reverse Split was implemented by the Company in connection with an application filed to up-list the Company’s common stock on the NASDAQ Capital Market (“NASDAQ”). The Reverse Split is intended to fulfill the stock price requirements for listing on NASDAQ since the requirements include, among other things, that the Company’s common stock must maintain a minimum closing price per share of $4.00 or higher for 30 of the most recent 60 trading days. There is no assurance that the Company’s application to up-list the Company’s common stock on NASDAQ will be approved.

On April 28, 2017, the Company received notice from Financial Industry Regulatory Authority that the Reverse Split was approved and took effect at the opening of trading on May 22, 2017.

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

JMJ Financing Transaction

On December 20, 2016, we entered a bridge financing Securities Purchase Agreement with JMJ Financial, an accredited investor, for non-convertible debt financing in the amount up to $2,500,000. Our first draw was in the amount of $575,000 net of an OID of $30,263. The loan agreement contemplates a series of corporate actions leading to the Company raising at least $10 million in the Initial Offering. The loan is payable on the earlier of May 15, 2017 or the third business day after the closing of the Public Pursuant to the Note, the lender is obligated to provide the Company an additional $750,000 advance under the Note in tranches, as certain milestones, contained within the Note, are achieved. The lender may make further advances of up to $825,000 ($625,000 after deduction for original issue discounts for the entire $2.5M note) under the Note, in such amounts and at such times as the Parties may agree. The Company has drawn $1,275,000 during the first three quarters of 2017 after achieving scheduled milestones against the $1,225,000 available amount as of September 30, 2017 including $150,000 related to favorable settlement on an existing debt obligation that was in default. Although the note is not convertible per se, if the Company fails to repay the balance due under the Note when due, the lender has the right to convert all or any portion of the outstanding Note into shares of Common Stock, subject to the terms and conditions set forth in the Note. All amounts due under the Note become immediately due and payable upon the occurrence of an event of default as set forth in the Note.

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

On August 22, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the sixth draw against the Securities Purchase agreement with JMJ Financial. Warrants in the amount of 50,125 were issued as per the agreement.

On May 15, 2017, the Company was obligated to repay the principal due to JMJ Financial under the Note totaling $1,627,632. On May 22, 2017, the Company and JMJ Financial entered into an Amendment No. 1 to the Securities Purchase Agreement and to the Note (“Amendment No. 1”). This Amendment No. 1 extended the original maturity date for the Note from May 15, 2017 to June 15, 2017 and extended the date on which the Origination Shares (as defined in the SPA) are to be issued from May 30, 2017 to June 15, 2017. Pursuant to Amendment No. 1, on June 15, 2017, the Company was obligated to repay the principal due to JMJ Financial under the Note totaling $1,627,632.

On July 12, 2017, the Company and JMJ Financial entered into an Amendment No. 2 to the Securities Purchase Agreement and to the Note (“Amendment No. 2”). This Amendment No. 2 extended the original maturity date for the Note from June 15, 2017 to July 31, 2017 and extended the date on which the Origination Shares are to be issued from June 15, 2017 to July 31, 2017.

On August 14, 2017, the Company obtained an amendment No. 3 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from July 31, 2017 to August 31, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from May 30, 2017 to August 31, 2017.

On November 14, 2017, the Company obtained a further amendment No. 4 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from August 31, 2017 to November 16, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from August 31, 2017 to November 16, 2017.

On November 16, 2017, the Company obtained a further amendment No. 5 to the Securities Purchase Agreement (“SPA”) and the $2,500,000 Promissory Note (“Note”). This amendment extended the original Maturity Date for the Promissory Note from November16, 2017 to November 18, 2017 (“Extended Maturity Date”) and extended the Origination Shares issuance date in the Stock Purchase Agreement from November 16, 2017 to November 18, 2017.

On November 20, 2017, the Company and JMJ Financial entered into Amendment No. 6 to the Securities Purchase Agreement and to the $2,500,000 Promissory Note (“Amendment No. 6”). This amendment extended the original Maturity Date for the Promissory Note from November 18, 2017 to November 22, 2017. Pursuant to Amendment No. 6, JMJ Financial conditionally waived the defaults for the Company's failure to meet the original maturity date of the Note and delivery date for the Origination Shares. JMJ Financial waived any damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such defaults in accordance with Amendment No. 6, and such conditional waiver is conditioned on the Company not being in default of and not breaching any term of the Note or the SPA or any other transaction document at any time subsequent to the date of Amendment No. 6. If the Company triggers an event of default or breaches any term of the Note, the SPA, or the transaction documents at any time subsequent to the date of Amendment No. 6, JMJ Financial may issue a notice of default for the Company’s failure to meet the original maturity date of the Note and original delivery date of the Origination Shares.

Letter Agreement for Conversion of Promissory Notes

On June 9, 2017, the Company entered into letter agreements (together the “Note Holder Letter Agreements”) with six investors (collectively, the “Note Holders”) holding promissory notes (collectively the “Notes”) whereby the Note Holders agreed to convert all monies due to them under the Notes into restricted shares of common stock (the “Note Conversion Shares”), all contingent upon the completion of the Company’s anticipated Initial Offering of its securities to raise up to $12,500,000 and list its securities on the NASDAQ (the “Initial Offering”). Subsequent to the withdrawal of the Company’s registration statement, five of the noteholders withdrew their offers to convert. The remaining noteholder will convert upon the closing of a financing in the amount of at least $11 million.

On August 16, 2017, the Company withdrew its registration statement on Form S-1 for the Initial Offering. Upon such withdrawal, the Note Holder Letter Agreements were terminated in accordance with the terms and conditions therein.

Letter Agreement for Related Party Conversion

On June 9, 2017, the Company entered into a letter agreement with Mr. Gianni Arcaini, the Chief Executive Officer and a Director of the Company (the “Arcaini Letter Agreement”), whereby Mr. Arcaini agreed to convert all deferred compensation owed to him under his Employment Agreement (“Arcaini Debt Obligation”) into common stock of the Company, contingent upon the completion of the Initial Offering. The aggregate amount of $700,543 (“Arcaini Obligation”) will be owed to Mr. Arcaini under the Arcaini Debt Obligation including interest through June 30, 2017. Pursuant to the Arcaini Letter Agreement, the Arcaini Debt Obligation will automatically convert upon consummation of the Initial Offering into such number of restricted shares of the Company’s common stock calculated by dividing the Arcaini Debt Obligation by $5.00 or 140,109 shares. The Company anticipates amending the Arcaini Letter Agreement to issue Mr. Arcaini 140,109 warrants upon the consummation of the Initial Offering. Mr. Arcaini has agreed to enter into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.

On August 16, 2017, the Company withdrew its registration statement on Form S-1 for the Initial Offering. Upon such withdrawal, the Arcaini Letter Agreement was terminated in accordance with the terms and conditions therein.

Additionally, on the same date, the Company entered into a letter agreement with Mr. Adrian Goldfarb, the Chief Financial Officer of the Company (the “Goldfarb Letter Agreement”), whereby Mr. Goldfarb agreed to convert all amounts due and owing to him under that certain promissory note issued by the Company (“Goldfarb Debt Obligation”) into common stock of the Company, contingent upon the completion of the Initial Offering. The aggregate amount of $33,620 (“Goldfarb Obligation”) will be owed to Mr. Goldfarb under the Goldfarb Debt Obligation including interest through June 30, 2017. Pursuant to the Goldfarb Letter Agreement, the Goldfarb Debt Obligation will automatically convert upon consummation of the Initial Offering into such number of restricted shares of the Company’s common stock calculated by dividing the Goldfarb Debt Obligation by $5.00 or 6,724 shares. The Company anticipates amending the Goldfarb Letter Agreement to issue Mr. Goldfarb 6,724 warrants upon consummation of the Initial Offering. Mr. Goldfarb has agreed to enter into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.

On August 16, 2017, the Company withdrew its registration statement on Form S-1 for the Initial Offering. Upon such withdrawal, the Goldfarb Letter Agreement was terminated in accordance with the terms and conditions therein.

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

GPB Debt Holdings II, LLC Letter Agreement

On August 1, 2017, the Company entered into a letter agreement with GPB Debt Holdings II LLC (“GPB”), whereby GPB agreed to convert $212,077 due and owing to it under that certain senior secured note issued by the Company on April 1, 2016 (“GPB Debt Obligation”) into common stock of the Company, contingent upon the completion of the Initial Offering (the “GPB Letter Agreement”). Pursuant to the GPB Letter Agreement, the GPB Debt Obligation will automatically convert upon consummation of the Initial Offering into such number of restricted shares of the Company’s common stock calculated by dividing the GPB Debt Obligation by the price per share of common stock paid by the investors in the Initial Offering. GPB has agreed to enter into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.

Pursuant to the terms and conditions of the Note, the Company was to continue to make its monthly interest payments beginning on September 1, 2017 with a payment of $63,633 representing July 2017, August 2017 and September 2017 interest payments and payments thereafter until the Maturity Date. On the Maturity Date (as defined in the Note), GPB shall have the right, but not the obligation, to “put” to the Company any Conversion Shares issued to GPB pursuant to the Automatic Conversion that have not been sold for redemption in cash, in the amount equal to the number of such put Conversion Shares multiplied by the Conversion Price, payable within five days of the Company’s receipt of written notice indicating such election by GPB. Additionally, GPB will also be issued warrants, on the same terms and in substantially the same form offered to investors in the Initial Offering (the “Warrants”), except that such Warrants will be restricted securities, and will not trade on the OTC Markets OTCQB.

On August 16, 2017, the Company withdrew its registration statement on Form S-1 for the Initial Offering. Upon such withdrawal, the GPB Letter Agreement was terminated in accordance with the terms and conditions therein.

As of the date hereof, the Company has made no further interest payments on the note. On May 12, 2017, the Company and GPB entered into a Forbearance Agreement.

Because of the growing nature of the business, we project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $3,000,000 for the year of 2017.

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
(2)

For all periods reflected in this report, software license sales have been one-time sales of a perpetual license to use our software product and the customer also has the option to purchase third party manufactured handheld devices from us if they purchase our software license. Accordingly, the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer;

(3)	Training sales are one-time upfront short-term training sessions and are recognized after the service has been performed; and
(4)

Maintenance/support is an optional product sold to our software license customers under one-year contracts. Accordingly, maintenance payments received upfront are deferred and recognized over the contract term.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as disclosed below, there were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2017 that were not previously disclosed in reports filed with the SEC.

On August 22, 2017, the Company issued common stock purchase warrants to an investor in connection with a debt financing transaction (the “Financing Warrants”). The Financing Warrants are exercisable into 50,125 shares of the Company’s common stock at an aggregate exercise amount of $263,158. On the same date, the Company issued additional common stock purchase warrants to a placement agent for fees in connection with the debt financing transaction (the “Additional Financing Warrants”). The Additional Financing Warrants are exercisable into 3,997 shares of the Company’s common stock at an aggregate exercise amount of $20,894.

The preceding securities were issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506(b) promulgated there under. The above issuances of securities qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “Initial Offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “Initial Offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Articles of Amendment to Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 with the U.S. Securities and Exchange Commission on April 28, 2017)

10.1

Form of Note Holder Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 with the U.S. Securities and Exchange Commission on June 15, 2017)

10.2

Form of Arcaini Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 with the U.S. Securities and Exchange Commission on June 15, 2017)

10.3

Form of Goldfarb Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the U.S. Securities and Exchange Commission on June 15, 2017)

10.4

GPB Debt Holdings II, LLC Letter Agreement, dated August 1, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.4 with the U.S. Securities and Exchange Commission on August 15, 2017)

10.5

Amendment #1 to the Securities Purchase Agreement and to the Note, dated May 22, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.5 with the U.S. Securities and Exchange Commission on August 15, 2017)

10.6

Amendment #2 to the Securities Purchase Agreement and to the Note, dated July 12, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.6 with the U.S. Securities and Exchange Commission on August 15, 2017)

10.7

Amendment #3 to the Securities Purchase Agreement and to the Note, dated August 14, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.7 with the U.S. Securities and Exchange Commission on August 15, 2017)

10.8*	Amendment #4 to the Securities Purchase Agreement and to the Note, dated November 14, 2017

10.9*	Amendment #5 to the Securities Purchase Agreement and to the Note, dated November 16, 2017
10.10*	Amendment #6 to the Securities Purchase Agreement and to the Note, dated November 20, 2017
10.11	Form of Investor Warrant (incorporated herein by reference to the registration statement on Form S-1 filed as Exhibit 10.9 with the U.S. Securities and Exchange Commission on July 14, 2017)
10.12	Form of Warrant Agency Agreement (incorporated herein by reference to the registration statement on Form S-1 filed as Exhibit 10.10 with the U.S. Securities and Exchange Commission on July 14, 2017)
10.13*	Forbearance Agreement dated May 17, 2017
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: November 20, 2017	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: November 20, 2017	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer