Form 10-K
period 2017-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2018-04-02
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on June 30, 2017, was $10,137,838. As of April 2, 2018, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity is 20,657,850.

Documents Incorporated by Reference: None.

DUOS TECHNOLOGIES GROUP INC.

2017 FORM 10-K ANNUAL REPORT

i

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding our ability to continue as a going concern, our business plans, the ability to raise working capital and expectations as to market acceptance of our products. Forward-looking statements involve risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern, our ability to generate sufficient cash to continue and expand operations, the effect of a going concern statement by our auditors, the competitive environment generally and in our specific market areas, changes in technology, the availability of and the terms of financing, changes in costs and availability of goods and services, economic conditions in general and in our specific market areas, changes in federal, state and/or local government laws and regulations potentially affecting the use of our technology, changes in operating strategy or development plans and the ability to attract and retain qualified personnel. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions may prove to be incorrect. Our actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

ii

PART I

Item 1. Business.

Our Corporate History

We were incorporated on May 31, 1994 in the State of Florida as Information Systems Associates, Inc. (the “Company”, “we”, “us”, “our”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and development and licensing of Information Technology (IT) asset management software. On April 1, 2015, we completed a reverse triangular merger, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among Duos Technologies, Inc., a Florida corporation (“DTI”), the Company, and Duos Acquisition Corporation, a Florida corporation and wholly owned subsidiary of the Company (“Merger Sub”). Under the terms of the Merger Agreement, the Merger Sub merged with and into DTI, whereby DTI remained as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). On the same date, TrueVue 360, Inc., a Delaware corporation, became a wholly owned subsidiary of the Company. In connection with the Merger, on July 10, 2015, the Company effected a name change to Duos Technologies Group, Inc.

Overview

The Company, through its wholly owned subsidiary DTI, focuses on the design, development and turnkey delivery of proprietary “intelligent technologies” that enable our customers to derive measurable increases in return on investment for their business. Our technologies integrate with our customer’s existing business process and create actionable information to streamline mission critical operations. Our target market is the largest transportation, industrial and retail corporations representing over $100 billion in total available market. Our technologies have been verified by multiple government and private organizations including Johns Hopkins University Applied Physics Laboratory (JHU/APL), the Department of Homeland Security (DHS) and the Transportation Technology Center, Inc., a wholly owned subsidiary of the Association of American Railroads, and a transportation research and testing organization (TTCI). The Company has worked with these organizations over the past several years where we have supplied funded prototypes of our technologies to verify technology and operating parameters.

The Company provides a broad range of sophisticated intelligent technology solutions with an emphasis on security, inspection and operations for critical infrastructure within a variety of industries including transportation, healthcare, retail, law enforcement, oil, gas and utilities sectors. Our business operations are in two business units: intelligent technologies and IT asset management. Our proprietary applications, specific to critical infrastructure, include but are not limited to:

Intelligent Rail Inspection Portal

▪

A suite of sub-systems for the automated inspection of freight or transit railcars while in motion. The objective is to automatically detect anomalies such as open or missing hatches, open cargo doors, illegal riders hiding in cargo wells, and an expanding number of mechanical defects, all while the train is traveling through various strategic areas (i.e. border crossings or inspection areas). The anomalies are detected through a combination of visual inspections, utilizing the Company’s proprietary remote user interface which displays ultra-high definition images of a 360-degree view of each rail car, and by a growing number of the Company’s proprietary artificial intelligence (AI) based algorithms. The inspection portal is typically installed between two rail yards and the inspection takes place while the trains are at speed of up to 140 MPH. Detections are reported to the respective rail yards well ahead of the train arrival at the yard.

Tunnel and Bridge Security

▪

A suite of artificial intelligence-based homeland security applications for the security of critical tunnels and bridges.

Virtual Security Shield

▪

A suite of artificial intelligence-based homeland security applications for the security of critical areas and buffer zones. This application includes intrusion detection zone, Radio Frequency Identification (RFID) tracking and discriminating “Friend or Foe” modules (Friend or Foe refers to a Radio Frequency - based tagging system that validates individuals authorized to be in a specific area).

Facility Safety and Security

▪

A suite of artificial intelligence-based homeland security applications for the “hardening” or safety and resilience of facilities against natural or man originated threats for the protection of critical facilities (energy, water, chemical facilities). The Company and all its’ staff are CFATS (Chemical Facility Anti-Terrorism Standards) certified.

Remote Bridge Operation

▪

Proprietary system for remote control of draw bridges.

Pantograph Inspection System

▪

A system designed to inspect pantographs (structure connecting transit locomotives to high voltage power lines) for the detection of excessive depletion of carbon liners, which may cause power line ruptures.

Vehicle Undercarriage Examiner

▪

A system that inspects the undercarriage of railcars (both freight and transit rail) traveling at speeds of up to 140 miles per hour. The original maximum speed of 70MPH has been superseded by further development work which was completed recently. The addition of algorithms for an increasing number of automated detection of anomalies is a continuing development, which once completed and successfully tested, may have a significant impact on our revenues. The next version upgrade is scheduled to be completed by the end of the third quarter of 2018.

Thermal Undercarriage Examiner

•

Under a development award from the TTCI (the technology evaluation arm of the American Association of Railroads (“AAR”)), the Company recently developed and deployed a prototype thermal undercarriage examiner which uses high-speed thermal imaging technology to inspect the thermal signature of undercarriage components. Thermal monitoring of component heat signatures while underway will provide indications of the overall operating health of the locomotive that are not possible to observe during static inspections. The system is undergoing calibration and sensitivity adjustments and is expected to be completed by the end of the second quarter of 2018. This system is considered a breakthrough in detection technologies as it is capable of detecting anomalies of trains at speed which are not detectable with currently available technologies.

Multi-Layered Enterprise Command and Control Interface (centraco®)

▪

Aggregator and central point for information consolidation, systems management and communications of our proprietary systems and third-party applications.

Several significant new programs and technologies are currently under development and in various stages of maturity. Some of the more significant developments are:

Neural Network Modeling for detection algorithms

▪

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

Automated Retail Facility Logistics

▪

We are currently in the final stage of developing a comprehensive system to automate facility security gate operations, leveraging our proprietary Multi-Layered Enterprise Command and Control Interface (centraco®). The automation of gatehouse operations should provide significant improvements to efficiency of distribution center traffic flow, resulting in significant ROI to the customer.

Transit Rail Platform Analytics

▪

We have been selected by the New York City Transit Authority (“NYCT”) to provide a pilot (proof of concept) of our Platform Analytics Technology concept. The technology is designed to automatically detect objects falling on tracks adjacent to transit passenger platforms and to alert incoming rail traffic to that effect. Field installation of the prototype has been completed and field testing by the NYCT technology team is expected to be completed during the 2018 fiscal year.

Our Customers

DTI, our wholly owned subsidiary, operates our Intelligent Technologies Division which develops and implements an array of sophisticated, proprietary technology applications and turnkey engineered systems. Initially developed and deployed for homeland and border security, these applications are used by major freight rail operators (also known as Class-1, such as Union Pacific, CSX, BNFS and KCS). After achieving initial success in the transportation industry, the Company broadened its market reach, adapting its proprietary technologies to a suite of applications. This suite of applications now services the commercial, industrial, utilities and government sectors. Our current major customers include Amtrak, Burlington Northern (BNSF), Concho Oil, Conrail, CSX, Chicago Metra, Metrolink, Kansas City Southern de Mexico (KCSM), Ferromex, Kohl’s, Olin Chemical, TTCI and Union Pacific.

Additionally, DTI operates our IT Asset Management (“ITAM”) division which provides infrastructure and device audit services for large data centers. The Company markets its ITAM services through strategic partners.

Our goal is to provide our end users with improved situational awareness and overall efficiencies in operations by leveraging “smart” technology as a force multiplier. Our current core technology solutions are industry agnostic and suitable for adaptation to a wide range of applications and industries.

Market

At this time, we primarily target the $60B North American Rail market, the $2B video analytics market and the $53B enterprise information systems market. We implement our products in railcar security inspection with a focus on providing our customers with the capability of performing mission critical security inspections of inbound trains crossing US borders from a centralized, remote location. The U.S. Customs and Border Protection (“CBP”) agency uses our systems at U.S./Mexican border rail crossings. Additionally, opportunities exist within the entire operating environment with initial emphasis on freight carriers by providing mechanical inspection portals for the remote inspection of railcars while traveling at high speeds. Unlike trucks, barges and airlines; freight railroads operate almost exclusively on infrastructure that they own, build and maintain. According to the AAR article on Freight Railroad Capacity and Investment dated April 2016, from 1980 to 2015 freight railroads alone reinvested approximately $600 billion of their own funds in capital expenditures and maintenance projects related to locomotives, freight cars, tracks, bridges, tunnels and other infrastructure related equipment. The AAR further reports that more than 40 cents out of every revenue dollar is reinvested into a rail network.

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

•

Grade crossings; and

•

Physical condition of locomotives and railcars.

Freight trains are considered massive in size and weight. Thus, worn or broken parts can have a significantly negative impact on operations. Quicker detection can prevent costly car and track repairs, and derailments. Early detection has the potential to dramatically increase velocity and direct profitability.

Examples include inspections at rail border crossings by CBP agents, which can often lead to significant delays and mandated mechanical inspections. Under FRA regulations, each time a railcar departs a yard, terminal or industrial facility, it is required to be inspected by either a qualified mechanical inspector or a train crew member for specific defects that would adversely affect the safe operation of the train. There are currently over 70 mechanical and safety inspection criteria, therefore the inspection process typically takes between two and three hours (dwell time) during which each train is “grounded” in a maintenance yard. In addition, the current railcar inspection process is tedious, labor intensive, dangerous and in general, lacks the level of efficiency and objectivity that may be achievable using technology.

In order to effectively detect structural or mechanical defects, railcar inspectors today need to walk around the car and under current practice, they are unable to inspect undercarriage components. Because this process is so lengthy and hazardous, it is only utilized for pre-departure mechanical inspections. Otherwise, cars are only inspected with this level of scrutiny in shops before undergoing major repairs. In addition to the inherent safety and efficiency challenges of manual inspections, records of these inspections are generally not retained unless a billed repair is performed. Thus, the maintenance of railcar structural components is almost entirely reactive rather than predictive, making repairs and maintenance less efficient.

For many years, the rail industry, through the AAR and its subsidiary TTCI, has been evaluating the feasibility of using technology, and has most recently focused on the objective of performing remote mechanical inspections prior to a train arriving at a rail yard. In the first phase, car inspectors would remotely perform visual inspections of multiple train “consists”, a group of rail vehicles which are permanently or semi-permanently coupled together to form a unified set of equipment, from a regional inspection station and generate work orders for detected anomalies. These anomalies will be distributed to the respective yards prior to a train arriving at the yard facility. The time-consuming process of physical inspection would be significantly reduced, leading to a significant increase in average velocity and decreased labor cost. We believe this lends itself to the natural progression of automating the inspection process, taking inspectors from the physical inspection to the required actions for diagnosing and resolving issues.

We are currently in the process of converting the inspection process to a complete automated system that will inspect the entire car via an “intelligent system”. This would implement a wayside inspection portal employing a combination of sensors capturing live images and sensor data, of each side, top and undercarriage. Software algorithms interpret the data to identify defects or anomalies. This inspection technology increases average speed and consequently overall return on investment of our customers due to the following:

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

Our Products and Systems - Technology Platforms

The Company’s solution is comprised of two core technology platforms: praesidium® and centraco®.

These in-house developed software suites are distributed as licensed software suites and form the centerpiece of our engineered turnkey systems. Each integrated system encompasses three major components:

1.

The data collectors, including specialized cameras integrated by the Company and other sensors that are specific to the customers’ requirements (third party supplied or pre-existing);

2.

 praesidium®, the analytics software suite which performs real-time analysis of the data generated by the Company; and

3.

centraco®, the multi-layered presentation interface which graphically depicts the data analyzed and identifies anomalies and provides actionable intelligence.

Since 2002, we have developed and patented key software components that provide a significant competitive advantage in specialized solutions for our target markets. We believe an important factor in this development is that the Company’s intellectual property is “industry agnostic” and can be deployed to many different industries. The following technical descriptions of praesidium® and centraco® provide further insight.

praesidium® Intelligent Analytics Suite

praesidium® is an integrated suite of analytics applications which processes and analyzes data streams from a virtually unlimited number of conventional or specialized sensors and/or data points. Our algorithms compare analyzed data against user-defined criteria and rules in real time and automatically reports any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (“AMS”). The AMS provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to centraco®, the Company’s enterprise information management suite if and when an issue, event or performance anomaly is detected. The processed information is instantly distributed simultaneously to an unlimited number of users in a visualized and correlated user interface using the centraco® command and control platform.

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

Gudm – Legacy	Encompasses the various detection modules.
IpPTZ	Current PTZ control module – controls both serial and IP PTZ cameras.
LaserCapture	Sub component of the Rail Inspection Portal (rip™) module – captures video frame for open door and hatch as directed by lasertech.
LaserTech	rip™ module – orchestrates open door, open hatch detections, car separations. Interface for the lasers, AEI reader and the VIEW/Gatekeeper system.
LiveStitch	rip™ module – creates panorama tiles for side and top view.
PTZ	Legacy PTZ control.

Stitcher	rip™ module – legacy – similar to LiveStitch.
Stitcher2	rip™ module – legacy – similar to LiveStitch.
TrainDetection	The role of the train detection module is to detect the presence/absence of a train within a predefined zone.
TRIDS	rip™ module – train rider detection.
VideoCheck	Checks the integrity of a video feed. It checks for FPS.
WrongWay	Detects the direction of a train/human and alarms if the direction is opposite of the allowed direction.
WWII	Legacy – WrongWay detection.
ZoneOccup	Detects the presence/absence of an object within a predefined zone.
AMS.exe

This module receives input from multiple sensors and detection modules. The sensors range from emergency communication (“EMCOM”) buttons, fire alarm panels, Ethertrak devices, power distribution units (“PDU”s), web relays and video analytics modules attached to praesidium®. AMS is also used as a distributed alarm manager, aggregating detection signals from multiple servers and reporting them to v centraco®. Alarms and detections can be suppressed or enabled by a scheduling system that is controlled via AMS. A portion of centraco®’s auto check functionality is provided by AMS in that it has a built-in data server that gathers statistics on the operation / status of itself and praesidium®.

TrainInspect.exe

This module is integral to the rip™ back end processing. This module orchestrates the conversion of images from the vue™/Gatekeeper systems, imports train information into the MySQL database and locates the appropriate reference image for the current railcar for the FOD engine (Foreign Object Detection).

FODEngine.exe	This module works in concert with the TrainInspect.exe to calculate the difference between the current and reference images for railcars.
GIGEApp.exe

High speed machine vision camera control module. This module is a device driver level module that captures high shutter speed / high frame rate camera images. The frame rates range from 112fps to 380fps for some camera models.

VueLiveStitch.exe	High speed stitching module. Works with the output of the GIGEApp.exe to produce panorama images for the Vehicle Undercarriage Examiner (vue™) system.
P2 Engine

New generation of praesidium® core engine designed to increase stability and efficiency by sandboxing each module in its own process. P2 comes in 32 and 64-bit versions and it is completely backwards compatible with legacy praesidium® modules.

P2 SDK	Development toolkit for P2 engine enabling effortless creation of new modules within the framework.

(1)

Not a complete representation of the praesidium® modules.

As listed on the Safetyact.gov website, the praesidium® video analytics technology has received “Safety Act” designation from the US Department of Homeland Security. We are one of only ten companies to have received this designation for video related solutions and praesidium® is the only video analytics application with this designation.

Over the years, our proprietary analytics suite has been expanded to meet a significant number of security objectives and environments, adaptable to a broad range of critical infrastructure target verticals, including but not limited to, commercial transportation (rail, air and seaports), retail, healthcare, utilities, oil, gas, chemical and government.

centraco® Enterprise Command and Control Suite

centraco® is an Enterprise Information Management (EIM) system. It was designed as a multi-layered command and control interface and to function as the central point and aggregator for information consolidation, connectivity and communications. The platform is browser based and completely agnostic to the interconnected sub-systems. It provides full LDAP (Lightweight Directory Access Protocol, also known as Active Directory) integration for seamless user credentialing and performs the following major functions:

•	Collection: Device management independently collects data from any number of disparate devices or sub-systems.
•	Analysis: Correlates and analyzes data, events and alarms to identify real-time situations and their priorities for response measures and end-user’s Concept of Operations (“CONOPS”).
•	Verification: The contextual layer represents relevant information in a quick and easily interpreted format which provides operators optimal situational awareness.

•	Resolution: Event-specific presentation of user-defined Standard Operating Procedures (“SOPs”), that includes step-by-step instructions on how to resolve situations.
•	Reporting: Tracking of data and events for statistical, pattern and/or forensic analysis.
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

The combination of our two platforms (praesidium® and centraco®), with its many variants, has and continues to deliver comprehensive “end-to-end” solutions, some of which already play a significant role in pro-active homeland security including cross border commercial rail transport.

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
#65 FXE 911846
#66 FXE 913767
#67 ATSF 169553

Panoramic View of Stitched Train Consists – Security Application

Using sensors and analytical algorithms, we pre-screen railcars and automatically detect and report anomalies and deviations from established norms. After successfully passing rigorous testing this system has now been adopted into the CBP standard concept of operation for southwestern rail border crossings and has been deployed at southwestern border locations, with a few remaining locations currently under negotiation. Similar systems have been deployed to two (undisclosed) locations in Mexico and are currently monitored by the Mexican subsidiary of Kansas City Southern (KCS).

Subsequent to the completion of this security-centric application, we recently completed our next generation system expansion which addresses automation of the mechanical inspection for rolling stock, capable of adjusting to variable speeds of up to 70 MPH. Our comprehensive Intelligent Rail Inspection Portal incorporates our proprietary Vehicle Undercarriage Examiner (vue™), in addition to other technologies, and is considered to be a “game changer” for the rail industry. Utilizing centraco® as the system interface, the user accesses a variety of features enabling remote inspection, analysis and detection from the safety of remote command centers. Images containing detailed views of areas of concern, determined to be “potentially suspicious”, are automatically presented to a human operator for further inspection.

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

Utilizing the centraco® command and control platform as the system interface, the user accesses a variety of features enabling remote inspection, analysis and detection from the safety of remote command centers. Images containing detailed views of areas of concern, determined to be “potentially suspicious”, are automatically presented to a human operator for further inspection. Users conduct a quick review of the pre-screened imagery and decide whether to refer specific areas of interest to field personnel for further (physical) inspection and/or repair.

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

We are currently in the process of adapting our inspection portal technology to the retail industry and have recently deployed a prototype for Kohl’s to automate in and outbound traffic controls at their distribution centers. A respective pilot project was completed in early 2018.

We recently received an award from the NYCT to develop a pilot system using our intelligent technology to automatically detect intrusions to their passenger platform tracks. NYCT plans to deploy technology to their 470+ transit stations to minimize derailments caused by objects falling onto their tracks. We are in the process of developing a multi-layered detection system and expect to complete this new system during the second quarter of 2018.

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

Using proprietary patented methodology, the Company surveys and audits large data centers by physically identifying each piece of equipment and its location. By scanning all devices into our proprietary system and providing the client with a report detailing type, quantity and location of its IT assets, (racks, servers, network cards, power supplies, etc.), this system/service provides our clients with the ability to verify their own internal records.

In line with the Company’s philosophy of integration with existing systems, the design of our process methodology and related software mean that we are able to work with almost any other DCIM provider. Specifically, the Company will focus on the asset management requirements of our clients and partners within specific geographic locations that will allow the Company to balance its investment requirements with income potential to develop a sustainable business in this division. The Company has selected this specific application of its technology to seek revenue opportunities that are readily available in an identified market. We generate profits from this division by maintaining a low level of “bench” staff and hire independent consultants as we are awarded business opportunities. The Company is currently developing a new ITAM system which is expected to be released in the second quarter of 2018. We expect that this will generate revenues from software sales and maintenance starting in late 2018.

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

praesidium® is an open architecture, modular engine that manages an unlimited number of “back end” process and analytics frameworks. In addition to driving our own proprietary sensor and data analytics, this core technology also allows for the integration of an unlimited number of third-party technologies, systems and sub-systems. Third-party industry or task-specific processes are modularized and embedded into the praesidium® engine, thereby substantially expanding the functionality of such third-party system. While we believe most companies tailor their products and services to a specific industry, this core platform is “industry agnostic” which we believe will allow us to penetrate multiple industries. Our past and current concentration on specific target markets such as rail, retail, healthcare, utilities, chemical, gas, oil and government has enabled us to test the markets with our innovative technology solutions. Our praesidium® platform competes currently with the following sector specific companies:

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

centraco® is an open architecture aggregator and “fusion” engine which functions as a comprehensive “front end” user interface. This framework combines our proprietary modules with an unlimited number of 3d-party technologies. In addition to a wide range of proprietary embedded features, such as video management (VMS), alarm management (AMS), LDAP network access credentialing and many more, centraco® intelligently manages unlimited types of data sources and allows control and monitoring of this wide array of sensors and data from a single unified interface. This platform includes both the traditional Physical Security Information Management (PSIM) systems, as well as, a full-scale Enterprise Information Management System (EIMS). We believe we are at an advantage because none of our competitors’ product offerings include both PSIM and EIMS, nor do any of the competing products allow for the integration of embedded engineered solutions. Our competitors in this area include:

PSIM
• Qognify (Formerly NICE)	• CNL
• VidSys	• Proximex
• IDV/Everbridge	• Axxon

We believe the PSIM market is rapidly expanding and we expect that capability requirements will substantially increase. Companies increasingly require expanded capabilities to justify the investment in their digital infrastructure for use by multiple corporate disciplines (security, building management, IT and network access control management).

Our Growth Strategy

Our strategy is to grow our business through a combination of organic growth of our applications and technology solutions, both within our existing geographic reach and through geographic expansion, as well as expansion through strategic acquisitions.

Organic Growth

Our organic growth strategy is to increase our market share through the expansion of our business development team and our research and development talent pool, which will enable us to significantly expand our current solution offerings with feature rich applications, and the development of new and enhanced technology solutions. We plan to augment such growth with strategic relationships both in the business development and research development arenas, reducing time to market with additional industry applications, expansion of existing offerings to meet customer requirements, as well as, potential geographical expansion into international territories.

Strategic Acquisitions

Planned acquisition targets include sector specific technology companies with the objective of augmenting our current capabilities with feature-rich (third-party) solutions. The decision-making process includes, but is not limited to, weighing time, effort and approximate cost to develop certain technologies in-house, versus acquiring or merging with one or more entities that we believe have a proven record of successfully developing a technology sub-component. Additional criteria include evaluating the potential acquisition target’s customer base, stage of technology and merger or acquisition cost as compared to market conditions.

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

Research and Development

The Company’s research and development team designs and develops all its systems and software applications. We develop the majority of our products internally. Internal development allows us to maintain technical control over the design and development of our products. We have several United States and foreign patents and patent-pending applications that relate to various aspects of our products and technology. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and changing customer requirements characterize the markets in which we compete. We plan to continue to dedicate significant resources to research and development efforts, including software development, to maintain and improve our current product and services offerings.

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

Intellectual Property

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop our technologies, solutions and products. We have developed a broad portfolio of intellectual property that covers our application software as well as the sensor and data acquisition process of our security and inspection analytics platforms. As of December 31, 2017, we have 9 patents and 21 trademarks issued or granted by the United States Patent and Trademark Office (USPTO) and we have 2 pending patent applications with the USPTO.

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

Item 1A. Risk Factors.

Risks Related to Our Company and Business

Our auditor has expressed substantial doubt regarding our ability to continue as a going concern.

We had a net loss of $5,152,477 for the year ended December 31, 2017. During the same period, cash used in operations was $3,562,306. The accumulated deficit as of December 31, 2017 was $28,688,946. Although our financial condition has improved substantially, our auditor has expressed substantial doubt regarding our ability to continue as a going concern. Management is unable to predict if and when we will be able to consistently generate positive cash flow. Our plan regarding these matters is to focus our efforts on substantial revenue growth through investments in sales and marketing and project execution staff. Although these investments are expected to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due, there can be no assurances that these investments will generate the additional revenues needed to cover our obligations.

The nature of the technology management platforms utilized by us are complex and highly integrated, and if we fail to successfully manage releases or integrate new solutions, it could harm our revenues, operating income, and reputation.

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

The market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements and changes in customer requirements. In addition, both traditional and new competitors are investing heavily in our market areas and competing for customers. As next-generation video analytics technology continues to evolve, we must keep pace in order to maintain or expand our market position. We recently introduced a significant number of new product offerings and are increasingly focused on new, high value safety and security-based surveillance products, as a revenue driver. If we are not able to successfully add staff resources with sufficient technical skills to develop and bring these new products to market in a timely manner, achieve market acceptance of our products and services or identify new market opportunities for our products and services, our business and results of operations may be materially and adversely affected.

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

Some of our competitors are larger and have greater financial and other resources than we do.

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

Our accumulated deficit was approximately $28 million as of December 31, 2017. Our operating losses may continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until our revenues and margins increase at a rate greater than our expenses which will continue to grow as we invest in additional resources for development and sales.

Our inability to protect our intellectual property could impair our competitive advantage, reduce our revenue, and increase our costs.

Our success and ability to compete depend in part on our ability to maintain the proprietary aspects of our technologies and products. We rely on a combination of trade secrets, patents, copyrights, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. We customarily enter into written confidentiality and non-disclosure agreements with our employees, consultants, customers, manufacturers, and other recipients of information about our technologies and products and assignment of invention agreements with our employees and consultants. We may not always be able to enforce these agreements and may fail to enter into any such agreement in every instance when appropriate. We license from third party’s certain technology used in and for our products. These third-party licenses are granted with restrictions; therefore, such third-party technology may not remain available to us on terms beneficial to us. Our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, operating results, and financial condition. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

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

We may be required to incur expenses and divert management attention and resources in defending intellectual property litigation against us.

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

We may incur expenses and divert management resources in prosecuting others for their unauthorized use of our intellectual property rights.

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

We depend on key personnel who would be difficult to replace, and our business plan will likely be harmed if we lose their services or cannot hire additional qualified personnel.

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

As of December 31, 2017, four customers accounted for 83% of our accounts receivables. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. Additionally, our three largest customers accounted for approximately 60% of our total revenues for the year ended December 31, 2017. This concentration of credit risk makes us more vulnerable economically. The loss of any of these customers could materially reduce our revenues and net income, which could have a material adverse effect on our business.

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

The Company has appealed for a reduction in penalty payments in connection with the delinquent payment of payroll taxes.

As reported previously, the Company had a delinquent payroll tax payable at September 30, 2017 and December 31, 2016 in the amount of $1,149,189 and $400,076, respectively.  As of the date hereof, the Company has paid its payroll taxes in full and the Company has appealed the IRS penalty payments for a reduction which is currently under review. In the event the Company loses its appeal for a reduction in the penalties in connection with the delinquent payroll taxes the Company would be required to pay such penalties in full. At December 31, 2017, the payroll taxes payable balance of $149,448 includes accrued late fees in the amount of $108,262.

Risks Related to Our Common Stock

There is currently not an active liquid trading market for the Company’s common stock.

Our common stock is quoted on the OTC Markets QB tier under the symbol “DUOT”. However, there is currently no regular active trading market in our common stock. Although there are periodic volume spikes from time to time, we cannot give an assurance that a consistent, active trading market will develop in the short term. If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate in the future in response to any of the following factors, some of which are beyond our control:

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

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

We are in a capital-intensive business and we may not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we may require additional funds from future equity or debt financings, including potential sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common stock into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

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

The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws impose substantial costs and may drain our resources and distract our management.

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

If we fail to maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

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

We currently have written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Due to the small size of our accounting staff, we may need to add additional staff to provide additional segregation of duties to support our internal control over financial reporting and technical expertise with regard to financial reporting for publicly held companies.

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

Item 1b. Unresolved Staff Comments.

None.

Item 2. Properties.

At this time, we do not own any real property. The Company has an operating lease agreement for office space of approximately 8,308 square feet located in Jacksonville, Florida. On March 8, 2016, the current lease was amended commencing on May 1, 2016 and ending on October 31, 2021. Rental expense for the months of March 2016 through May 2016 were $0, followed by monthly rent of $14,816 (including operating cost and taxes) effective the month of June 2016. The rent is subject to an annual escalation of 3%, beginning May 1, 2017.

Rental expense for the office lease during 2017 and 2016 was $174,878 and $171,513, respectively.

Our leased space is utilized for office purposes and it us our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

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

PERIOD	High	Low
Fiscal Year Ending December 31, 2018:
Quarter Ended March 31, 2018 (through March 30, 2018)	$0.56	$0.17

Fiscal Year Ending December 31, 2017:
Quarter Ended December 31, 2017	$3.00	$0.54
Quarter Ended September 30, 2017	$5.40	$2.55
Quarter Ended June 30, 2017	$8.75	$3.50
Quarter Ended March 31, 2017	$8.75	$1.05

Fiscal Year Ending December 31, 2016:
Quarter Ended December 31, 2016	$3.50	$.70
Quarter Ended September 30, 2016	$6.30	$3.15
Quarter Ended June 30, 2016	$10.50	$3.50
Quarter Ended March 31, 2016	$10.50	$7.00

(b)

Holders

As of March 31, 2018, there were approximately 284 holders of record of our common stock, and the last reported sale price of our common stock on the OTCQB on March 30, 2018 was $0.39 per share.

The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company located at 1 State Street, 30th Floor, New York, NY 10004.

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

(d)

Securities Authorized for Issuance Under Equity Compensation Plans

There are 2,443,333 outstanding options to purchase our securities.

2016 Equity Incentive Plan

On March 11, 2016, the Board adopted, subject to the receipt of stockholder approval which was received on April 21, 2016, the 2016 Equity Incentive Plan (the “2016 Plan”) providing for the issuance of up to 228.572 shares of our common stock. The plan was subsequently modified with shareholder approval on January 18, 2018 to increase the total maximum amount issuable under the plan to 2,500,000. The purpose of the Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders. As of March 8, 2018, 2,443,333 have been approved for issuance under the 2016 Plan.

Transfer Agent

The transfer agent and registrar for our Common Stock is Continental Stock Transfer and Trust located 1 State Street, 30th Floor, New York, NY 10004-1561.

Recent Sales of Unregistered Equity Securities

There were no unregistered sales of the Company’s equity securities during 2017 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Specifically, based upon the most recent capital raise, the Company is investing in sales and marketing resources to broaden its reach into the target markets, evaluate key requirements within those markets and add development resources to allow us to compete for additional projects in order to drive revenue growth. In addition, the original business of IT Asset Management (ITAM) services for large data centers is now operated as a division of the Company that continues its sales efforts through large strategic partners.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements included in this report.

For the years ended December 31, 2017 compared to December 31, 2016

Revenues

Revenues were $3,884,588 and $6,104,893 for the years ended December 31, 2017 and 2016, respectively. The comparative 36% decrease in revenue during 2017 was due to a significant delay in the closure of an $11 million capital raise that was anticipated to close by the end of 2nd Quarter and did not actually close until 6 months later. The Company’s operations were severely disrupted due to the inability to secure key personnel for business development and project execution within the Company’s main business focus leading to delays in recognizing revenue. Additionally, a forecasted decrease of $1.1 million in maintenance and technical support services due to a transition of market focus also had a negative effect on revenue and the decrease in maintenance and technical support of more than 49% was due to the expiration of several service contracts. This was partially offset with an increase in the Company’s IT asset management services of $198K representing an increase of more than 29% growth in that business.

Cost of Revenues

Costs of revenues were $2,294,552 and $2,732,451 for the years ended December 31, 2017 and 2016, respectively. The decrease in 2017 cost of revenues is due to the decrease in project revenue as well as in maintenance and technical support. Although, the decline in cost of revenues was lower than the associated decline in revenues, this is considered to be a temporary shift in the project costs due to the nature of the business transition, where more of the revenue in 2017 was from prototype systems. There was a budgeted decrease in gross margins on several projects which are classified as pilot projects with expectations of recurring business in 2018. The increase in cost of the IT asset management services is in line with the increase in revenue in this category.

Gross Profit

Gross Profits were $1,590,036 and $3,372,442 for the years ended December 31, 2017 and 2016, respectively. The decrease in 2017 resulted from the decrease in revenue by approximately the same percentage. Lower margins in the project business and lower costs overall in the maintenance and technical support areas resulted in a reduction of 16% in overall gross margin versus a reduction of 36% in overall revenues. More aggressive pricing in the award of a large contract that makes up much of the revenue in that business line, reduced the overall gross margins compared to the previous year.

Operating Expenses

Operating expenses for the years ended December 31, 2017 and 2016 were $5,033,529 and $5,116,548 respectively, a decrease of $83,019. There was an overall decrease in selling and marketing, salaries, wages and contract labor. The increase in research and development expenses was a conscious decision by management to pre-invest in certain resources and skill-sets that would be necessary to continue the Company’s growth strategy. Our expenses also increased in professional services and general and administration expenses because of cost related to operating as a public company and were higher overall due to a capital raise that was in progress for most 2017. There is no expectation to raise funds in 2018 and therefore we believe these costs will be reduced accordingly. We may however, be increasing expenditures for sales and marketing to support higher revenue growth going forward.

Loss From Operations

The loss from operations for the years ended, December 31, 2017 and 2016 were $3,443,494 and $1,744,106, respectively. The increase in loss from operations was due to the overall decrease in revenue and lower than normal gross margins.

Interest Expense

Interest expense for the years ended December 31, 2017 and 2016 were $4,519,035 and $561,174 respectively. The significant increase in interest expense was primarily due to the Company’s non-cash debt expenses related to certain financing actions prior to completing the capital raise at the end of November 2017. In addition to being non-cash, the expenses were driven by interest expense related to certain warrants which required accounting as derivatives. Some of these extraordinary costs were offset by an overall non-cash gain recorded due to the valuations recorded in those derivative instruments. The affected warrants were cancelled and retired at the end of 2017 and will have no impact on the Company’s financial results going forward.

Other Income

Other income for the years ending December 31, 2017 and 2016 was $1,719 and $7,766 respectively.

Net Loss

The net loss for the years ended December 31, 2017 and 2016 was $5,152,477 and $2,561,613 respectively. The $2,590,864 increase in net loss is primarily attributable to the decrease in revenue and less than proportionate decrease cost of revenue in 2017. Net loss applicable to Common Stock was $5,170,237 in 2017 versus $2,567,533 in 2016, an increase of $2,602,704. Most of the difference between Operating Losses and Net Losses were non-cash in nature. Additionally, the loss in 2017 included a charge for Series A Preferred Stock Dividends of $17,760. Net loss per common share was $1.43 and $1.36 for the years ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Cash flows used in operating activities for the years ended December 31, 2017 and 2016 were $3,562,306 and $1,840,290, respectively. Cash flows used in operations for the years ended December 31, 2017 and 2016 were due primarily to the net operating losses for the years. In addition, cash flow was positively impacted by approximately $10 million in new equity of which approximately $5 million was used to retire long and short-term debt.

Cash flows used in investing activities for the years ended December 31, 2017 and 2016 were $41,709 and $35,415, respectively representing an increase in investments in certain assets during 2017.

Cash flows provided by financing activities for the years ended December 31, 2017 and 2016 were $5,371,457 and $1,909,952, respectively. Cash flows from financing activities during 2017 were primarily attributable to proceeds from the issuances of new equity and offset by repayments of existing notes and short-term credit facilities and the redemption of Series A Convertible Preferred Stock and accrued dividends. Cash flows from financing activities during 2016 were primarily attributable to proceeds from the issuances of new notes payable and related party notes, partially offset by repayments of existing notes and short-term credit facilities.

Since inception, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. As of March 27, 2018, we had cash on hand of approximately $441,000. We have approximately $131,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

As previously disclosed, on March 31, 2016, we entered into a Securities Purchase Agreement with an accredited investor for non-convertible debt financing in the gross amount of $1.8 million less a 5% original issue discount. We closed the debt financing on April 1, 2016. This was recorded on the balance sheet as long-term debt and as of December 31, 2017, the total amount of $2 million including accrued interest and pre-payment penalties was repaid with $1.5 million in cash and issuing stock and warrants in accordance with the November 24, 2017 financing for $500,000.

On December 20, 2016, we entered a bridge financing Securities Purchase Agreement with an accredited investor for non-convertible debt financing in the amount up to $2,500,000. Our first draw was in the amount of $575,000 net of an OID of $30,263. The loan agreement contemplates a series of corporate actions leading to the Company raising $10 million in a registered offering. The loan was payable on the earlier of May 15, 2017 or the third business day after the closing of the Public Offering pursuant to the Note. The lender provided the Company an additional $925,000 advance under the Note in tranches, as certain milestones, contained within the Note, were achieved. The lender made further advances of $500,000. In connection with the Company’s November 24, 2017 financing, the lender agreed to convert the entire amount of $2,105,263, which included OID and interest into stock and warrants. The lender advanced a further $75,000 to assist the Company in sustaining operations which was repaid in December 2017 in the amount of $103,125 including OID and interest.

Demand for the products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. In as much as a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations may be adversely affected by delays in project acceptance, increased activity from our competitors and any prolonged recession periods.

Our auditor has expressed substantial doubt regarding our ability to continue as a going concern. Our plan regarding these matters is to use the recent funds generated from the capital raise to invest in business development and project execution resources to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. If we are unable to generate adequate revenues to cover expenses we may be required to seek additional capital investment, which cannot be assured.

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

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-38 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There are no reportable events under this item for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9b. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected or his earlier resignation, removal or disqualification. The officers of the Company are elected by the Board.

Name	Age	Position
Gianni B. Arcaini	69	Chairman, Chief Executive Officer, President
Adrian G. Goldfarb	60	Chief Financial Officer, Executive Vice President, Director
Connie L. Weeks	60	Chief Accounting Officer, Executive Vice President
Alfred J. (Fred) Mulder(1)	74	Director
Blair M. Fonda(2)	52	Director
John E. Giles (3)	67	Former Director

(1)	Chairman of the Compensation Committee and member of the Audit Committee.
(2)	Chairman of the Audit Committee and member of the Compensation Committee
(3)

On November 28, 2017, Mr. Giles resigned as a member of the Board, Chairman of the Corporate Governance and Nominating Committee, Chairman of the Compensation Committee, and a member of the Audit Committee

Gianni B. Arcaini, Chairman, Chief Executive Officer and President

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

Adrian G. Goldfarb, Chief Financial Officer, Executive Vice President and Director

Mr. Goldfarb has served as a Director since April 2010. Effective July 1, 2012, he was appointed as President and Chief Financial Officer of Information Systems Associates, Inc., which merged with Duos Technologies, Inc in April 2015 upon which he agreed to continue serving the merged company, Duos Technologies Group, Inc., as Chief Financial Officer and Director. Mr. Goldfarb also currently serves as a non-Executive Chairman of Gelstat Corporation, a public company engaged in the development, manufacturing and marketing of homeopathic and natural supplements. Mr. Goldfarb is a 35-year technology industry veteran including more than 25 years in information technology. Mr. Goldfarb graduated “cum laude” with a business degree specializing in Finance from Rutgers University, Newark, NJ.

The Board believes Mr. Goldfarb’s significant experience in financial stewardship of small public companies will be of great value to the Company as it grows.

Connie L. Weeks, Chief Accounting Officer, Executive Vice President

Ms. Weeks has over 35 years of accounting experience and is responsible for all aspects of financial reporting, internal controls, and cash management. She has been a key member of the Company for over 30 years and now serves as Chief Accounting Officer, Executive Vice President.

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

Blair M. Fonda, Director

Mr. Fonda was appointed as a Director on May 3, 2017 and serves as Chairman of the Audit Committee and a member of the Compensation Committee. Since 2013, Mr. Blair Fonda has served as the Chief Financial Officer of Emergent Financial Partners (“EFP”). EFP is an accounting and consulting services firm which offers financial consulting services to businesses and organizations throughout the United States and the Caribbean Islands. From 2013 to 2016, Mr. Fonda was contracted through EFP to serve as the outside Chief Financial Officer of Mountainstar Capital Engagement, a private equity and commercial real estate company. From 2007 to 2013, Mr. Fonda served as the Vice President and Controller of the Hospitality Division of Gate Petroleum, an owner and operator of convenience stores, resorts, construction and real estate operations throughout the United States. Mr. Fonda has previously served as Controller for Enterprise Rent-a-Car. Mr. Fonda is a Certified Public Accountant (CPA).

The Board believes that Mr. Fonda’s education and background qualify him as a financial expert. He has extensive and directly applicable accounting experience qualifying him to serve as Chairman of the Audit Committee.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition and Director Independence

Our board of directors currently consists of four members: Mr. Gianni B. Arcaini, Mr. Adrian G. Goldfarb, Mr. Alfred J. (Fred) Mulder and Mr. Blair M. Fonda. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. Based on such review and its understanding of such relationships and transactions, our board affirmatively determined that Alfred J. (Fred) Mulder and Blair M. Fonda are both qualified as independent and neither have any material relationship with us that might interfere with his exercise of independent judgment.

Board Committees

We have established an audit committee and a compensation committee. Each committee has its own charter. Each of the board committees has the composition and responsibilities described below.

Audit Committee

Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the “Exchange Act”). Blair M. Fonda is a member of the Audit Committee and serves as its Chairman. Alfred J. (Fred) Mulder is a member of the Audit Committee. Both Mr. Fonda and Mr. Mulder are “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our board has determined Mr. Fonda is an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Compensation Committee

Alfred J. (Fred) Mulder is a member of the Compensation Committee and serves as Chairman. Mr. Mulder is “independent” within the meaning of the NASDAQ Stock Market Rules. Mr. Mulder qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers. Mr. Fonda also serves as a member of the Compensation Committee.

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

Nominating and Corporate Governance Committee

We do not currently have a standing Nominating and Corporate Governance Committee. The Board intends to form a Nominating and Corporate Governance Committee in the near future. Each such member of the committee will be “independent” within the meaning of the NASDAQ Stock Market Rules. The purpose of the Nominating and Corporate Governance Committee will be to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the Board.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2017, were timely.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer and Chief Financial Officer, to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company, our subsidiary or has a material interest adverse to our Company or our subsidiary. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation.

The following table sets forth the total compensation received for services rendered in all capacities to our Company for the last two fiscal years, which was awarded to, earned by, or paid to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock ($)	Other Comp. ($)		Total ($)

Gianni B. Arcaini, Chairman of the Board, Chief Executive Officer, President, Director	2017	226,600	38,846	(1)		26,895	(2)	292,341
	2016	226,600	61,000	(1)		26,895	(2)	314,495

Adrian G. Goldfarb, Chief Financial Officer, EVP, Director	2017	152,083	—		—	—		152,083
	2016	142,500						142,500

Connie L. Weeks, Chief Accounting Officer, EVP	2017	120,000	—		—	—		120,000
	2016	115,000						115,000

———————

(1)

Represents an amount equal to 1% of annual revenues to which Mr. Arcaini is entitled under the terms of his employment, which was deferred until the company had sufficient working capital to pay this amount. Since 2008, in an effort to conserve cash flow, all amounts payable to Mr. Arcaini in respect of this entry were deferred and as of July 17, 2017, the aggregate deferred amount owed was $700,543 including accrued interest. In connection with the Company’s financing on November 24, 2017, the lead investor required that Mr. Arcaini forego this amount and receive restricted stock under the deal valued at $350,272. The equity is subject to a one-year restriction on re-sale pursuant to a lock-up agreement.

(2)	Comprised of $18,000 per annum car allowance, $2,741 and $6,154 in Company paid membership dues and subscriptions, respectively.

Outstanding Equity Awards at December 31, 2017

There were no outstanding equity awards to any of our Named Executive Officers during the year ended December 31, 2017.

2016 Equity Plan

On March 11, 2016, the Board adopted, subject to the receipt of stockholder approval which was received on April 21, 2016, the 2016 Equity Incentive Plan (the “2016 Plan”) providing for the issuance of up to 228.572 shares of our common stock. The plan was subsequently modified with shareholder approval on January 18, 2018 to increase the total maximum amount issuable under the plan to 2,500,000. The purpose of the Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders. As of March 8, 2018, 2,443,333 have been approved for issuance under the 2016 Plan.

Administration

The 2016 Plan is administered by the Compensation Committee of the Board, which currently consists of two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m). Among other things, the compensation committee has complete discretion, subject to the express limits of the 2016 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements and may prescribe rules relating to the 2016 Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the 2016 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

Grant of Awards; Shares Available for Awards

The 2016 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. We have reserved a total of 228,572 shares of common stock for issuance as or under awards to be made under the 2016 Plan. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2016 Plan.

Currently, there are sixteen identified employees (including three executive officers and directors), three non-employee directors, and up to twenty other current or future staff members who would be entitled to receive stock options and/or shares of restricted stock under the 2016 Plan. Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the 2016 Plan as well. On March 8, 2018, 2,443,333 options were granted. (see Note 18)

Stock Options

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

Director Compensation

Each independent director is entitled to receive $15,000 per annum for service on our Board in 2017. In addition, Chairmen of committees are awarded an additional $5,000 per annum in compensation in connection with their service in such capacity.

The following table summarizes data concerning the compensation of our non-employee directors for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Blair Fonda (1)	12,917	—	—	—	—	—	12,917
John Giles (2)	0						0
Joseph Glodek (3)	0	—	—	—	—	—	0
Alfred J. (Fred) Mulder (4)	17,500	—	—	—	—	—	17,500

———————

(1)

Blair Fonda was appointed to the board on May 3, 2017 and currently serves as Chairman of the Audit Committee.

(2)

John E. Giles was appointed to the board on May 3, 2017. He resigned from his positions on November 28, 2017 and was not awarded any compensation due to serving less than one full year.

(3)

Joseph Glodek resigned as a director on January 19, 2017.

(4)

Fred Mulder serves as a director and was appointed as Chairman of the Compensation Committee upon the resignation of John Giles.

Employment Agreement with Gianni B. Arcaini

Prior to the effectiveness of the Merger, DTI and Gianni B. Arcaini entered into an employment agreement (the “Arcaini Employment Agreement”) dated May 1, 2003, as subsequently amended on February 10, 2004 and February 12, 2007, pursuant to which Mr. Arcaini served as Chief Executive Officer, President and Chairman of DTI. The Arcaini Employment Agreement has continued in effect following the Merger. Under the agreement, Mr. Arcaini is paid an annual salary of $226,600 and a car allowance of $18,000 per annum. In addition, as incentive-based compensation, Mr. Arcaini is entitled to 1% of annual gross revenues of DTI. However, in order to conserve cash flow, since January 2008, Mr. Arcaini has been deferring a part of his compensation and, as of December 31, 2017, such deferred amount including accrued interest totaled an aggregate of $28,669 after foregoing $700,543 in deferred compensation. The Arcaini Employment Agreement had an initial term that extended through April 30, 2006, subject to renewal for successive one-year terms unless either party gives notice of that party’s election to not renew to the other at least 60 days prior to the expiration of the then-current term. The Arcaini Employment Agreement remains in effect through December 31, 2017. The Arcaini Employment Agreement contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect. It is anticipated that Mr. Arcaini’s compensation terms will be revisited in the future by the Compensation Committee of the Company’s Board. (see Note 18)

Potential Payments upon Change of Control or Termination following a Change of Control

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 30, 2018, our authorized capitalization was 500,000,000 shares of common stock $0.001 par value per share. As of the same date, there are 20,657,850 shares of our common stock issued and outstanding. Our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of March 30, 2018, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned. The address of our directors and officers is c/o Duos Technology Group, Inc., at 6622 Southpoint Drive S., Suite 310, Jacksonville, Florida 32216.

Name and Address of Beneficial Owner(4)	Outstanding Common Stock(5)	Percentage of Ownership of Common Stock(6)
5% Beneficial Shareholders
First Eagle Investment Management (1)	2,930,930	14.2%
Alpha Capital Anstalt	2,063,071	9.99%
Justin W. Keener(7)	2,050,526	9.93%
Orin Hirschman(8)	1,693,779	8.2%
5% Beneficial Shareholders as a Group	28,675,367	43.4%

Officers and Directors
Gianni B. Arcaini(2)	834,794	4.0%
Adrian G. Goldfarb	38,751	* %
Alfred J. (Fred) Mulder	38,142	* %
Blair M. Fonda(3)	6,459	* %
Officers and Directors as a Group (4 persons)	918,146	4.5%

———————

*Denoted less than 1%

(1)	To the best of our knowledge, the organization who hold voting and dispositive control over the shares beneficially owned by First Eagle Investment Management is 21 April Fund, LLC.
(2)

These shares are held by Mr. Arcaini both in his personal name and in Robex International, Inc., a Florida corporation (“Robex”). Mr. Arcaini owns 95% of Robex and has sole dispositive voting power over such shares.

(3)	Blair Fonda is a Director and serves as Audit Committee Chairman.
(4)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(5)	The shares in the table have been listed in accordance with 13-G filings made by the individual investors.
(6)

The percentages in the table have been calculated based on treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

(7)

Mr. Justin Keener beneficially holds 9.93% of the Company’s issued and outstanding Common Stock In addition, Mr. Keener also holds (i) warrants to purchase 6,210,526 shares of Common Stock and (ii) 2,830 shares of Series B Convertible Preferred Stock, par value $0.001 per share, convertible into 5,660,000 shares of Common Stock, however, the aggregate number of shares of Common Stock into which the warrants are exercisable and which Mr. Keener has the right to acquire beneficial ownership, and the number of shares of Common Stock into which the Preferred Stock is convertible and which Mr. Keener has the right to acquire beneficial ownership, is limited to the number of shares of Common Stock that, together with all other shares of Common Stock beneficially owned by Mr. Keener, does not exceed 9.99% of the total outstanding shares of Common Stock.

(8)

Mr. Orin Hirschman is the managing member of AIGH LP’s General Partner and president of AIGH LLC. These 1,693,779 shares beneficially owned by Mr. Hirschman excludes warrants to purchase 2,000,000 shares of common stock not exercisable because the reporting person’s beneficial ownership is above 4.99%.

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

On January 24, 2016, the wife of the CEO loaned the Company an additional $20,000 at an annual percentage rate of 8% and repayable by the Company when sufficient funds are available. he Company made payment in full on November 27, 2017. The total principal due at December 31, 2017 and 2016 was zero and $56,500, respectively.

On January 28, 2016, the CFO loaned the Company $30,000, accruing interest at 8% per annum which is repayable by the Company when sufficient funds are available. On November 24, the Company and CFO agreed to convert $30,000 plus the accrued interest balance of $4,020 for 34,020 shares of common stock. At December 31, 2017 and 2016, the outstanding loan balance was zero and $31,973, respectively.

On July 19, 2016, the Company received a $60,000 loan less fees of $75 for a related party loan with proceeds of $59,925 from the Company’s CEO. The promissory note carries an annual interest rate of 7.99% with a monthly installment payment of $1,052 through July 19, 2022. As of December 31, 2017 and 2016, the outstanding balance was $48,215 and $56,613, respectively.

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

	2017	2016

Audit Fees (1)	$95,200	$88,600
Audit-Related Fees (2)	53,000	9,100
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$148,200	$97,700

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

(4)

All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Exhibit Description
2.1	First Amendment to Merger and Plan of Merger, dated March 15, 2015 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 2.1 on March 19, 2015)
2.2	Merger Agreement and Plan of Merger, dated February 6, 2015 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 2.1 on February 9, 2015)
3.1	Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 on July 13, 2015)
3.2	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 on April 7, 2015)
3.3	Amended and Restated Bylaws (incorporated herein by reference to the Registration of Securities on Form 8-A/12G/A filed on August 14, 2015)
3.4

Articles of Amendment to Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 with the U.S. Securities and Exchange Commission on April 28, 2017)

3.5

Articles of Amendment to Articles of Incorporation Designation Series B Convertible Preferred Stock (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 with the U.S. Securities and Exchange Commission on November 29, 2017)

4.1	Senior Secured Note, dated April 1, 2016, issued by Duos Technologies Group, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on April 6, 2016)
4.2	Common Stock Purchase Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on December 23, 2016)
4.3	Form of Purchaser Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on November 29, 2017)
4.4	Form of Placement Agent Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.2 on November 29, 2017)
10.1	Employment Agreement, dated May 1, 2003, with Chief Executive Officer (incorporated herein by reference to the Annual Report on Form 10-K filed as Exhibit 10.1 on April 17, 2015)
10.2

Securities Purchase Agreement, dated March 31, 2016, by and between Duos Technologies Group, Inc. and the Schedule of Buyers attached thereto (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on April 6, 2016)

10.3

Security and Pledge Agreement, dated April 1, 2016, by and among Duos Technologies Group, Inc., each of the Company’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on April 6, 2016)

10.4

Guaranty, dated April 1, 2016, by and among each of Duos Technologies Group, Inc.’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 on April 6, 2016)

10.5	Warrant, dated April 1, 2016, issued by Duos Technologies Group, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 on April 6, 2016)
10.6	2016 Equity Incentive Plan (incorporated herein by reference to the Proxy Statement on Schedule 14A filed on April 1, 2016)
10.7

Securities Purchase Agreement, dated December 20, 2016, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on December 23, 2016)

10.8

Promissory Note, dated December 20, 2016, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on December 23, 2016)

10.9	Form of Securities Purchase Agreement (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on November 29, 2017)
10.10	Form of Registration Rights Agreement (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on November 29, 2017)
10.12

Amendment #1 to the Securities Purchase Agreement and to the Note, dated May 22, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.5 with the U.S. Securities and Exchange Commission on August 15, 2017)

10.13

Amendment #2 to the Securities Purchase Agreement and to the Note, dated July 12, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.6 with the U.S. Securities and Exchange Commission on August 15, 2017)

10.14

Amendment #3 to the Securities Purchase Agreement and to the Note, dated August 14, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.7 with the U.S. Securities and Exchange Commission on August 15, 2017)

10.15

Amendment #4 to the Securities Purchase Agreement and Note, dated November 14, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.8 on November 20, 2017)

10.16

Amendment #5 to the Securities Purchase Agreement and Note, dated November 16, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.9 on November 20, 2017)

10.17

Amendment #6 to the Securities Purchase Agreement and Note, dated November 20, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.10 on November 20, 2017)

10.18

Forbearance Agreement, dated May 12, 2017, by and among Duos Technology Group, Inc. and GPB Debt Holdings II, LLC incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.13 on November 20, 2017)

10.19

Form of Note Holder Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 with the U.S. Securities and Exchange Commission on June 15, 2017)

10.20

Form of Arcaini Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 with the U.S. Securities and Exchange Commission on June 15, 2017)

10.21

Form of Goldfarb Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the U.S. Securities and Exchange Commission on June 15, 2017)

10.22

GPB Debt Holdings II, LLC Letter Agreement, dated August 1, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.4 with the U.S. Securities and Exchange Commission on August 15, 2017)

10.23	Form of Conversion Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.5 with the U.S. Securities and Exchange Commission on November 29, 2017)
10.24	Form of Redemption Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 with the U.S. Securities and Exchange Commission on November 29, 2017)
10.25	Form of Pay-off Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the U.S. Securities and Exchange Commission on November 29, 2017)
17.1

Letter of Resignation from John E. Giles to the Company dated November 28, 2017 (incorporated herein by reference to the Registration Statement on Form S-1 filed as Exhibit 17.1 with the U.S. Securities and Exchange Commission on December 21, 2017)

17.2

Letter of Resignation from Joseph Glodek to the Company dated January 19, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 17.1 with the U.S. Securities and Exchange Commission on January 24, 2017)

17.3

Letter of Resignation from Gijs van Thiel to the Company dated December 30, 2016 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 17.1 with the U.S. Securities and Exchange Commission on January 5, 2017)

21	List of Subsidiaries (incorporated by reference to the Company’s Form 10-K filed on April 1, 2016)
23.1 *	Consent of Salberg & Company, P.A.
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

———————

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: April 2, 2018	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: April 2, 2018	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gianni B. Arcaini	Chairman and Chief Executive Officer	April 2, 2018
Gianni B. Arcaini

/s/ Adrian G. Goldfarb	Chief Financial Officer	April 2, 2018
Adrian G. Goldfarb	(Principal Financial Officer) and Director

/s/ Alfred J. (Fred) Mulder	Director	April 2, 2018
Alfred J. (Fred) Mulder

/s/ Blair Fonda	Director	April 2, 2018
Blair M. Fonda

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Duos Technologies Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duos Technologies Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $5,152,477 and $3,562,306 respectively in 2017 and has an accumulated deficit of $28,688,946 at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2013

Boca Raton, Florida

April 2, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$1,941,818	$174,376
Accounts receivable	298,304	256,989
Costs and estimated earnings in excess of billings on uncompleted contracts	423,793	476,673
Prepaid expenses and other current assets	90,923	135,964

Total Current Assets	2,754,838	1,044,002

Property and equipment, net	65,362	66,491

OTHER ASSETS:
Patents and trademarks, net	45,978	51,423
Total Other Assets	45,978	51,423

TOTAL ASSETS	$2,866,178	$1,161,916

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$812,618	$842,787
Accounts payable - related parties	12,598	40,136
Notes payable – financing agreements	49,657	46,368
Notes payable - related parties	9,078	529,485
Notes payable, net of discounts	—	87,210
Convertible notes payable, including premiums	—	193,950
Warrant derivative liability	—	793,099
Line of credit	34,513	38,019
Payroll taxes payable	149,448	444,476
Accrued expenses	497,277	1,218,105
Billings in excess of costs and estimated earnings on uncompleted contracts	200,410	219,625
Deferred revenue	438,907	675,171

Total Current Liabilities	2,204,506	5,128,431

Notes payable - related party	39,137	48,231
Notes payable, net of discounts	—	1,206,522

Total Liabilities	2,243,643	6,383,184

Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares authorized;0 and 29,600 shares issued and outstanding at December 31, 2017 and December 31, 2016 ($0.00 and $301,920 liquidation value at December 31, 2017 and December 31, 2016, respectively)	—	301,920

Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT):
Series B convertible cumulative preferred stock, $1,000 stated value per share, 15,000 shares authorized: 2,830 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016, convertible into Duos Common stock at stated value divided by $0.50 per share	2,830,000	—
Preferred stock, $0.001 par value, 10,000,000 authorized, 9,485,000 available to be issued	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized 20,657,850 and 1,892,020 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	20,658	1,892
Additional paid-in capital	26,608,823	18,141,629
Total stock & paid-in-capital	26,629,481	18,143,521
Accumulated deficit	(28,688,946)	(23,518,709)
Sub-total	(2,059,465)	(5,375,188)
Less: Treasury stock (3,280 shares of common stock)	(148,000)	(148,000)
Total Stockholders' Equity (Deficit)	622,535	(5,523,188)

Total Liabilities and Stockholders' Equity (Deficit)	$2,866,178	$1,161,916

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016
REVENUES:
Project	$1,884,079	$3,200,182
Maintenance and technical support	1,127,932	2,230,633
IT asset management services	872,577	674,078

Total Revenues	3,884,588	6,104,893

COST OF REVENUES:
Project	1,487,516	1,580,665
Maintenance and technical support	458,960	785,872
IT asset management services	348,076	365,914

Total Cost of Revenues	2,294,552	2,732,451

GROSS PROFIT	1,590,036	3,372,442

OPERATING EXPENSES:
Selling and marketing expenses	179,318	278,264
Salaries, wages and contract labor	3,098,782	3,370,191
Research and development	310,099	271,950
Professional fees	393,531	306,458
General and administrative expenses	1,051,799	889,685

Total Operating Expenses	5,033,529	5,116,548

LOSS FROM OPERATIONS	(3,443,494)	(1,744,106)

OTHER INCOME (EXPENSES):
Interest Expense	(4,519,035)	(561,174)
Gain on settlement of debt	64,647	—
Warrant derivative gain (loss)	2,743,686	(264,099)
Other income, net	1,719	7,766

Total Other Income (Expense)	(1,708,983)	(817,507)

NET LOSS	(5,152,477)	(2,561,613)

Series A preferred stock dividends	(17,760)	(5,920)

Net loss applicable to common stock	$(5,170,237)	$(2,567,533)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic & Diluted	$(1.43)	$(1.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	3,606,401	1,883,598

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC.

 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2017 and 2016

					Additional
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2015	—	$—	1,850,789	$1,851	$17,127,675	$(20,951,176)	$—	$(3,758,723)

Common stock issued for services	—	—	41,171	41	349,659	—	—	351,100
Exchange of warrants for common stock	—	—	60	—	628	—	—	630
Warrants issued for services	—	—	—	—	90,036	—	—	90,036
Warrants issued with debt	—	—	—	—	509,303	—	—	509,303
Common stock repurchased	—	—	—	—	—	—	(148,000)	(148,000)
Series A preferred stock dividends						(5,920)		(5,920)
Net Loss for the year ended December 31, 2016	—	—	—	—	—	(2,561,613)	—	(2,561,613)

Balance December 31, 2016	—	—	1,892,020	1,892	18,141,629	(23,518,709)	(148,000)	(5,523,188)

Common stock issued for settlement of accounts payable	—	—	359,650	360	214,640	—	—	215,000
Promissory notes settled by issuance of common stock	—	—	1,741,637	1,742	945,524	—	—	947,266
Issuance of origination shares (JMJ)	—	—	1,500,000	1,500	748,500			750,000
Officer salary settled for common stock	—	—	700,543	701	699,842			700,543
Series A preferred stock dividends						(17,760)		(17,760)
Issuance of common stock	—	—	14,464,000	14,464	7,217,536			7,232,000
Warrant liability extinguished					95,760			95,760
Stock issuance costs					(1,454,610)			(1,454,610)
Series B convertible preferred stock issued for cash	1,000	1,000,000						1,000,000
Series B convertible preferred stock issued for debt conversion	1,830	1,830,000						1,830,000
Net Loss for the year ended December 31, 2017	—	—	—	—	—	(5,152,477)		(5,152,477)

Balance December 31, 2017	2,830	$2,830,000	20,657,850	$20,658	$26,608,823	$(28,688,946)	$(148,000)	$622,535

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
Cash from operating activities:
Net loss	$(5,152,477)	$(2,561,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,283	47,051
Gain on settlement of debt	(64,647)	—
Stock and warrants issued for services	—	90,036
Stock issued per origination	750,000	—
Amortization of debt discounts	2,724,389	243,427
Amortization of stock based prepaid consulting fees	—	351,100
Loss related to warrants exchanged for stock	—	630
Initial fair value of warrant liability	735,347	—
Warrant derivative gain/loss	(2,743,686)	264,099
Changes in assets and liabilities:
Accounts receivable	(41,315)	195,246
Costs and estimated earnings on uncompleted contracts	52,880	(55,557)
Prepaid expenses and other current assets	263,827	252,282
Accounts payable	184,829	(221,379)
Accounts payable-related party	(27,538)	10,066
Payroll taxes payable	(295,028)	148,261
Accrued expenses	258,307	262,535
Contingent lawsuit liability	—	(550,000)
Billings in excess of costs and earnings on uncompleted contracts	(19,215)	(83,439)
Deferred revenue	(236,262)	(233,035)
Net cash used in operating activities	(3,562,306)	(1,840,290)

Cash flows from investing activities:
Purchase of patents/trademarks	—	(70)
Purchase of fixed assets	(41,709)	(35,345)
Net cash used in investing activities	(41,709)	(35,415)

Cash flows from financing activities:
Proceeds from issuance of series A preferred stock	—	296,000
Proceeds of advance payments-stock repurchase	—	(148,000)
Proceeds from related party notes	—	221,570
Proceeds from note payable	1,333,500	—
Proceeds from series B convertible preferred stock	1,000,000	—
Proceeds from common stock, net	5,777,390	—
Repayments of financing agreements	(217,470)	—
Repayments of line of credit	(3,506)	—
Repayments of related party notes	(432,527)	(130,818)
Repayments of insurance and equipment financing	—	(220,800)
Repayments of notes payable	(1,766,250)	(155,000)
Redemption of series A convertible stock and payment of accrued dividends	(319,680)	—
Proceeds of notes payable, net of $358,263 cash fees	—	2,047,000
Net cash provided by financing activities	5,371,457	1,909,952

Net increase in cash	1,767,442	34,247
Cash, beginning of period	174,376	140,129
Cash, end of period	1,941,818	174,376

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$126,975	$245,134
Taxes paid	$—	$10,149

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for prepaid consulting services	$—	$351,100
Common stock issued for accounts payable	$215,000	—
Common stock issued for related party notes payable	$95,000	—
Common stock issued for loans and convertible notes	$2,424,371	—
Common stock issued for accrued interest and penalties	$257,895	—
Common stock issued for accrued officer salary	$700,543	—
Increase in debt discount and paid-in capital for warrants issued with debt	$—	$791,303
Accrued interest forgiven related to note payable settlement	$20,697	$—
Debt discount related to notes payable	$1,571,250	$—
Note issued for financing of insurance premiums	$220,760	$223,154
Accrued dividends	$17,760	$5,920

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (“Company”), through its operating subsidiary “Duos Technologies, Inc. (“duostech”) is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems. duostech converges traditional security measures with information technologies to create “actionable intelligence.” duostech’s IP is built upon two of its core technology platforms (praesidium® and centraco®), both distributed as licensed software suites, and natively embedded within engineered turnkey systems. praesidium® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (AMS). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected. centraco® is a comprehensive user interface that includes the functionalities of a Physical Security Information Management (PSIM) system as well as those of an Enterprise Information System (EIS). This multi-layered interface can be securely installed as a stand-alone application suite inside a local area network or pushed outside a wide area network using the same browser-based interface. It leverages industry standards for data security, access, and encryption as appropriate. The platform also operates as a cloud-hosted solution.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

All share and per share amounts have been presented to give retroactive effect to a 1 for 35 reverse stock split that occurred in May 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, duostech and TrueVue 360, Inc. All inter-company transactions and balances are eliminated in consolidation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of percentage completion on projects and related revenues, valuation of stock-based compensation, valuation of derivatives, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be a cash equivalent. There were no cash equivalents at December 31, 2017 or 2016.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of December 31, 2017, balance in one financial institution exceeded federally insured limits by $1,724,594. There were no amounts on deposit in excess of federally insured limits at December 31, 2016.

Significant Customers and Concentration of Credit Risk

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2017, three customers accounted for 22%, 20% and 18% of revenues. For the year ended December 31, 2016, four customers accounted for 21%, 19%, 16% and 11% of revenues.

At December 31, 2017, four customers accounted for 42%, 17%, 13% and 11% of accounts receivable. At December 31, 2016, three customers accounted for 50%, 26% and 14% of accounts receivable.

Geographic Concentration

Approximately 4.35% and 20.89% of revenue in 2017 and 2016, respectively, is generated from customers outside of the United States.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

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

DECEMBER 31, 2017 AND 2016

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

Product Warranties

The Company has a 90 day warranty period for materials and labor after final acceptance of all projects. If any parts are defective they are replaced under our vendor warranty which is usually 12-36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of December 31, 2017 and 2016, management considers all final acceptance terms have been met; therefore no accrual of warranty reserves has been made.

Loan Costs

Loan costs paid to lenders or third-parties are recorded as debt discounts to the related loans and amortized to interest expense over the loan term.

Sales Returns Liabilities

Our systems are sold as integrated systems and there are no sales returns allowed.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Revenue Recognition

Project Revenue

The Company constructs intelligent technology systems consisting of materials and labor under customer contracts. Revenues and related costs on project revenue are recognized using the “percentage of completion method” of accounting in accordance with ASC 606-10-55-20, “Construction-Type and Production-Type Contracts”. Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and other allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “costs and estimated earnings in excess of billings on uncompleted contracts”. Any billings of customers in excess of recognized revenues are recorded as a liability in “billings in excess of costs and estimated earnings on uncompleted contracts”. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

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

DECEMBER 31, 2017 AND 2016

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

Advertising

The Company expenses the cost of advertising. During the years ended December 31, 2017 and 2016, there were no advertising costs.

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

DECEMBER 31, 2017 AND 2016

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

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2017, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2015, 2016 and 2017 remain open for potential audit.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At December 31, 2017 and 2016, there were an aggregate of 25,216,332 and 710,238 outstanding warrants to purchase shares of common stock respectively; 0 and 122,707 shares of common stock issuable upon conversion of convertible debt respectively; and at December 31, 2017, 5,660,000 common shares were issuable upon conversion of Series B convertible preferred stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Segment Information

The Company operates in one reportable segment.

Recent Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-14 Revenue from Contracts with Customers. The ASU defers the effective date of previously issued ASU 2014-09 (the new revenue recognition standard) by one year for both public and private companies. The ASU requires public entities to apply the new revenue recognition guidance for annual reporting periods beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2017. Both public and nonpublic entities will be permitted to apply the new revenue recognition standard as of the original effective date for public entities (annual periods beginning after December 15, 2016). The Company has adopted to this standard for their fiscal year beginning January 1, 2018 and it will not have a material impact on its consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: "Compensation – Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting" which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. There was no material impact to the consolidated financial statements as a result of implementing this ASU.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,152,477 in 2017. During the same period, cash used in operating activities was $3,562,306. The accumulated deficit as of December 31, 2017 was $28,688,946. Some of these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, drive significant additional revenue and become profitable.

On November 24, 2017, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement in the aggregate principal amount of $11,031,371. This amount was in the form of both cash and debt conversions. Part of the cash amount was used to retire long-term debt and payables including full payment to the Internal Revenue Service, excluding accrued late fees in the amount of $108,262, in which the Company has requested a waiver of the late fees. These actions leave the Company both debt free and current with all previous outstanding obligations. There remaining approximately $2 million will be used primarily as working capital to fund additional resources to support the anticipated growth in revenues for 2018.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability without the requirement to raise additional capital for existing operations. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to execute the plan described above, generate sufficient revenue and to attain profitable operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at December 31, 2017 and 2016:

	2017	2016
Accounts receivable	$298,304	$256,989
Allowance for doubtful accounts	—	—
	$298,304	$256,989

There was bad debt expense related to accounts receivable of $0 and $70,248 in 2017 and 2016, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follow at December 31, 2017 and 2016:

	2017	2016
Furniture, fixtures and equipment	$862,582	$1,136,003
Less: Accumulated depreciation	(797,220)	(1,069,512)
	$65,362	$66,491

During 2017, the Company recorded the disposal of $315,129 of fixed assets with no salvage value and no longer in service, to furniture, fixtures and equipment and to accumulated depreciation. Total depreciation in 2017 and 2016 was $42,838 and $41,398, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

	2017	2016
Patents and trademarks	$267,205	$267,205
Less: Accumulated amortization	(221,227)	(215,782)
	$45,978	$51,423

Total amortization of patents in 2017 and 2016 was $5,445 and $5,653 respectively.

NOTE 6 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$25,075	10.30%	$25,075	9.75%
Third Party - Insurance Note 2	11,679	10.00%	9,861	10.00%
Third Party - Insurance Note 3	—	8.05%	—	8.05%
Third Party - Insurance Note 4	12,903	9.24%	11,432	9.24%
Total	$49,657		$46,368

The Company entered into an agreement on December 23, 2016 with its insurance provider by executing an $25,075 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.75% payable in monthly installments of principal and interest totaling $2,234 through October 23, 2017. The policy was renewed December 23, 2017 with a $25,075 note payable with an annual interest rate of 10.30%.

The Company entered into an agreement on September 15, 2016 with its insurance provider by executing a $19,065 note payable (Insurance Note 2) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 10% payable in monthly installments of principal and interest totaling $1,702 through June 30, 2017. The policy was renewed September 15, 2017 with an $19,065 note payable and annual interest rate of 10% payable in monthly installments of principal and interest totaling $1,581 through June 30, 2018. At December 31, 2017 and 2016, the note payable balance was $11,679 and $9,861, respectively.

The Company entered into an agreement on February 3, 2016 with its insurance provider by executing an $123,571 note payable (Insurance Note 3) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.05% payable in monthly installments of principal and interest totaling $12,818 through December 3, 2017. The note was renewed on February 3, 2017 in the amount of $127,620 with an annual interest rate of 8.05% payable in monthly installments of principal and interest totaling $13,252. At December 31, 2017 and 2016, the note payable balance was zero.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The Company entered into an agreement on April 1, 2016 with its insurance provider by executing a $65,000 note payable (Insurance Note 4) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.24% payable in monthly installments of principal and interest totaling $5,782 through February 1, 2017. The note was renewed on April 15, 2017 in the amount of $49,000 payable in monthly installments of principal and interest totaling $4,373 through February 15, 2018. At December 31, 2017 and 2016, the note payable balance was $12,903 and $11,432, respectively.

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Notes Payable	Principal	Interest	Principal	Interest

Shareholder	$—	9%	$65,000	9%
Related party	—	8%	13,369	8%
Related party	—	—	10,504	—
Related party	—	8%	56,500	8%
Related Party	—	—	3,170	—
Related Party	—	8%	8,431	8%
CFO	—	8%	31,973	—
Shareholder	—	6%	226,936	6%
CEO	9,078	8%	8,383	—
Shareholder	—	8%	105,219	—
Sub-total current portion	9,078		529,485
Add long-term portion-CEO	39,137		48,231
Total	$48,215		$577,716

On May 28, 2008, a shareholder who is indirectly invested in the Company with the Chief Executive Officer (CEO) through another entity, loaned the Company the sum of $65,000 accruing interest at 9% per annum. There was an accrued interest balance of $49,231 and $43,381 as of December 31, 2016 and December 31, 2015, respectively. The note was repayable on or before September 15, 2008 although no demand for repayment has been received from the holder. There is no formal written agreement and the terms are documented on a letter from a former Chief Financial Officer (CFO) of the Company. On November 24, 2017, as part of the Private Offering Closing, the principal amount of $65,000 and accrued interest balance of $53,875 for a total of $118,875 was converted for 118,875 shares of common stock. (see Note 14)

Upon the consummation of the merger on April 1, 2015, the Company assumed an Original Issue Discount (OID) promissory note with a remaining principal balance of $15,000 accruing interest at 18% per annum. On November 30, 2015 there was an outstanding principal balance of $15,000 and an accrued interest balance of $2,651 in which the promissory note was restructured into a note due on or before December 15, 2016 for a total of $17,651 principal balance, accruing interest at 8% per annum and monthly payments of $1,535 commencing January 15, 2016. The Company made payments during the first quarter of 2016 in the amount of $4,282. As of December 31, 2016, the loan had an outstanding amount of $13,369 and there was an accrued interest balance of $802. On November 24, 2017, as part of the Private Offering Closing, the principal balance of $13,369 and accrued interest balance of $1,817 for a total of $15,186 was paid in full.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes due to an entity which had previously extended credit on a revolving basis for working capital. The total principal balance was $212,693 at the time of the merger and carried total interest and extension fees of 30% per annum. On September 30, 2015, the note and accrued interest for a total of $275,660 was exchanged for 1,002,401 common shares. The Company recorded a loss on settlement in the amount of $115,139. The same lender had extended further credit to the Company’s TrueVue360 subsidiary which on September 30, 2015 had a principal balance of $28,040 and accrued interest balance of $9,777 totaling $37,817. The note can be extended each time for a further 30 days on payment of a 1% extension fee in addition to the 1.5% interest cost which can be accrued. The Company agreed to convert this note to an 18-month term loan with 0% interest and monthly payments of $2,100 starting November 1, 2015. The Company also issued 501,201 five-year warrants with a strike price of $0.28 as consideration for the conversion of the larger note and the zero-interest feature of the extended payment plan. The note was paid in full during 2017 and as of December 31, 2017 and 2016, the balance was zero and $10,504, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On December 12, 2013, the wife of the CEO loaned the Company the sum of $10,000 at an annual percentage rate of 8%. On January 29, 2015, March 3, 2015 and September 30, 2015 the wife of the CEO loaned the Company an additional $12,000, $5,000 and $9,500 respectively. On January 24, 2016, an additional $20,000 was loaned to the Company. The principal balance of $56,500 and accrued interest balance of $11,575 for a total of $68,075 was paid in full on November 27, 2017. The total principal due at December 31, 2017 and 2016 was zero and $56,500, respectively. There was accrued interest balance of zero and $7,474 as of December 31, 2017 and 2016, respectively.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $30,378 due to the former CEO of ISA. These amounts are non-interest bearing and are due on demand. The Company made final payment during the first quarter of 2017. At December 31, 2017 and 2016, the loan had an outstanding balance of zero and $3,170, respectively.

Upon the consummation of the merger on April 1, 2015, the Company assumed an OID promissory note with a remaining principal and accrued interest balance of $10,593. During the third quarter of 2015, interest payments of $1,500 were paid. At November 30, 2015 the principal balance of the note was $10,000, and an accrued interest balance of $1,131 at a rate of 30% per annum was restructured into a note due on or before December 15, 2016 for a total of $11,131 principal balance, accruing interest at 8% per annum and monthly payments of $968 commencing January 15, 2016. The Company made payments during the first quarter of 2016 in the amount of $2,700. As of December 31, 2016, the loan had an outstanding amount of $8,431 and there was an accrued interest balance of $506. On November 24, 2017, as part of the Private Offering Closing, the principal balance of $8,431 and accrued interest balance of $1,145 for a total of $9,576 was paid in full.

Upon the consummation of the merger on April 1, 2015, the Company assumed two promissory notes with a total principal balance of $8,783 due to the Company’s CFO. During the second quarter of 2015, the CFO loaned the Company an additional $365 and the Company made payments to the CFO during the same period in the amount of $1,307. These advances do not incur any interest and will be paid by the Company when sufficient funds are available. On January 28, 2016, the CFO loaned the Company $30,000, accruing interest at 8% per annum which is repayable by the Company when sufficient funds are available. The Company and CFO agreed to convert the loan balance of $30,000 in addition to the accrued interest balance of $4,020 for a total of $34,040 for 34,040 shares of common stock. The balance amount of $1,973 was applied to a travel advance with an outstanding balance due of zero and $31,973 at December 31, 2017 and 2016, respectively.

On April 8, 2015, the Company received a $310,000 loan from a related party principal shareholder. The note accrues interest at the rate of 6% per annum and was repayable on or before October 31, 2015. There was accrued interest balance of $8,616 as of September 30, 2015. The Company and shareholder have agreed to replace the note with a new note in the amount of $320,166, which includes principal and accrued interest through October 31, 2015. Repayment shall occur with eleven monthly payments of $27,750 plus one final payment of $27,007 (including interest of 6%) beginning on or before December 31, 2015. On November 27, 2017, the Company paid the principal balance of $226,936 and the accrued interest balance of $12,684 for a total of $239,620. As of December 31, 2017 and 2016, the outstanding balance was zero and $226,936, respectively.

On July 19, 2016, the Company received a $60,000 loan less fees of $75 for a related party loan with proceeds of $59,925 from the Company’s CEO. The promissory note carries an annual interest rate of 7.99% with a monthly installment payment of $1,052 through July 19, 2022. As of December 31, 2017 and 2016, the outstanding balance was $48,215 and $56,614, respectively. (see Note 18)

On August 11, 2016, the Company received an $111,645 loan from a related party principal shareholder. The note accrues interest at the rate of 8% per annum and is repayable on or before February 11, 2017. On November 27, 2017, the principal amount of $105,219 and the accrued interest balance of $11,608 for a total of $116,827 was paid in full. As of December 31, 2017 and 2016, the outstanding balance was zero and $105,219, respectively.

Notes Payable

	December 31, 2017		December 31, 2016
Payable To	Principal	Interest	Principal	Interest
Shareholder	$—	—	$19,108	—
Vendor	—	—	22,500	—
Total	$—		$41,608

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $19,108 due to an unrelated party investor and shareholder of the Company. The $19,108 is non-interest bearing. The Company and shareholder agreed to convert the note amount of $19,108 to common stock effective November 24, 2017 for 38,216 shares of common stock at $0.50 per share.

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and, pursuant thereto, took a charge in the third quarter of 2015 for the settlement amount of $60,000. At December 31, 2017 and 2016, the outstanding balance was zero and $22,500, respectively.

(see Note 10)

Convertible Notes, Including Premiums

	December 31, 2017			December 31, 2016
Payable To	Principal	Premium	Principal, Including Premium	Principal	Premium	Principal, Including Premium
Vendor	$—	$—	$—	$50,000	$50,000	$100,000
Vendor	—	—	—	46,975	46,975	93,950
Total	$—	$—	$—	$96,975	$96,975	$193,950

Upon the consummation of the merger on April 1, 2015, the Company assumed a convertible promissory note of $50,000 due to a vendor of the Company which included a premium of $50,000 relating to its treatment as stock settled debt under ASC 480. The $50,000 convertible note accrues interest at 1% per month and is convertible into the Company’s common stock at a 50% discount to the average closing bid prices for the company’s common stock for the five days immediately preceding the conversion date. An interest payment was made on January 11, 2016 in the amount of $3,230. The outstanding note balance at December 31, 2016 and 2015 was $50,000 and $50,000, respectively and accrued interest on December 31, 2016 and 2015 was $7,511 and $4,723, respectively. As previously disclosed, on May 23, 2016, the Company filed a lawsuit against, the holder of this note and another convertible note described below. The Company owes the principal and interest due under the notes and has sought to pay principal and interest of the note which first came due, however, its offer was rejected. On January 19, 2017, the Company executed a settlement agreement with this vendor resolving the pending lawsuit concerning the two convertible notes. The settlement called for payment of $150,000 due within 45 days of execution thereof and resolves all outstanding obligations. Payment was made on March 7, 2017 and a gain on settlement of $64,647 was recorded by the Company.

Upon the consummation of the merger on April 1, 2015, the Company assumed a promissory note with a remaining principal balance of $44,325 bearing interest at 1.5% per month. The note holder gave 30-day notice to the Company on May 1, 2015 for the note to be repaid in full plus any interest due. On June 30, 2015, an Addendum to Promissory Note was executed providing that the payment of $46,975, $44,325 plus accrued interest of $2,650, in connection with the Debt Purchase Agreement represents the total settlement of the Note. Also, on June 30, 2015 a current shareholder and services provider agreed to assume the new $46,975 note with the existing terms and conditions and an addendum was signed for the assumption and making the note convertible into the Company’s common stock at a 50% discount to the average price of the Company’s common stock for the five trading days preceding conversion and the new Note is non-interest bearing. The addendum was treated as a debt extinguishment. The Company recorded a premium of $46,975 since the note was convertible at a fixed rate to a fixed monetary amount equal to $93,950 pursuant to ASC 480. On each of December 31, 2016 and 2015, the outstanding balance on the note was $93,950 which includes the $46,975 premium and there was accrued interest on December 31, 2016 and 2015 of $12,682 and $4,228, respectively. During the previous quarter, the new holder attempted a conversion into stock of a portion of the note. The Company determined that the conversion notice was invalid in several respects and rejected the conversion. As previously disclosed, on May 23, 2016, the Company filed a lawsuit against, the holder of this note and another convertible note described above. The Company owes the principal and interest due under the notes and has sought to pay principal and interest of the note which first came due but its offer was rejected. On January 19, 2017, the Company executed a settlement agreement with this vendor resolving the pending lawsuit concerning the two convertible notes. The settlement called for payment of $150,000 due within 45 days of execution thereof and resolves all outstanding obligations. Payment was made on March 7, 2017.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Notes Payable – Third Parties

	December 31, 2017			December 31, 2016
Payable To	Principal	Less Unamortized Discounts	Principal, Less Unamortized Discounts	Principal	Less Unamortized Discounts	Principal, Less Unamortized Discounts
Note 1-non-current	$—	$—	$—	$1,800,000	$593,478	$1,206,522
Note 2-current	—	—	—	605,263	559,661	45,602
Total	$—	$—	$—	$2,405,263	$1,153,139	$1,252,124

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

DECEMBER 31, 2017 AND 2016

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

In connection with the conversion and redemption portion of the Private Offering, on the Effective Date, the Company entered into that certain Agreement to Convert Promissory Note (the “GPB Letter Agreement”) with GPB, whereby they agreed to convert $500,000 of liabilities 1,000,000 shares of common stock of the Company at a conversion price equal to $0.50 per share. Additionally, GPB was issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price equal to $0.65 per share, expiring five years from the Initial Exercise Date. Commencing on the Effective Date, GPB entered into a Lock-Up Agreement for a period of 365 days prohibiting the sale or other transfer of all securities of the Company owned by GPB.

Note 2

On December 20, 2016, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with JMJ Financial, ("JMJ," and together with the Company, the "Parties") and borrowed an initial principal amount of $605,263 from the total available as discussed below. Pursuant to the Purchase Agreement, JMJ purchased from the Company (i) a Promissory Note in the aggregate principal amount of up to $2,500,000 (the "Note") for consideration of up to $2,350,000 net of an original issue discount of 5%, due and payable on the earlier of May 15, 2017 or the third business day after the closing of the Initial Offering (as defined therein), and (ii) a Common Stock Purchase Warrant (the "Warrant") to purchase 115,289 shares of the Company's common stock ("Common Stock") at an exercise price per share equal to the lesser of (i) 80% of the per share price of the Common Stock in the Company's contemplated Initial Offering of securities (the "Initial Offering"), (ii) $5.25 per share, (iii) the lowest daily closing price of the Common Stock during the ten days prior to the Initial Offering (subject to adjustment), (iv) the lowest daily closing price of the Common Stock during the ten days prior to the Maturity Date (subject to adjustment), (v) 80% of the unit price in the Initial Offering (if applicable), or (vi) 80% of the exercise price of any warrants issued in the Initial Offering. Additionally, pursuant to the Purchase Agreement, the Company will issue JMJ shares of Common Stock equal to 30% of the principal sum of the Note ("Origination Shares") on the 5th trading day after the pricing of the Initial Offering, but in no event later than May 30, 2017. The number of Origination Shares will equal the principal sum of the Note divided by the lowest of (i) the lowest daily closing price of the Common Stock during the ten days prior to delivery of the Origination Shares or during the ten days prior to the date of the Initial Offering (in each case subject to adjustment for stock splits), (ii) 80% of the common stock offering price of the Initial Offering, (iii) 80% of the unit price offering price of the Initial Offering (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Initial Offering. Cash closing expenses totaled $46,000 to the private placement agent. The Company also issued warrants for 9,224 common stock to the placement agent with the same terms as the lender warrants. Total cash issue costs of $46,000, the original issue discount of $30,263 and a discount relating to the warrants of $529,000 were recorded as debt discounts to be amortized over the 146-day term of the debt. Net proceeds were $529,000 after all issue costs. The Company previously paid and expensed legal fees of $28,750 and paid an advance retainer of $50,000 to a law firm for future work relating to the planned Initial Offering which is recorded as a prepaid asset at December 31, 2016. The Company recorded expenses in the amount of $30,000 during the first quarter of 2017 and $20,000 during the third quarter of 2017. At December 31, 2017, the prepaid balance was fully expensed.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On January 25, 2017, the Company borrowed an additional $157,895 and received a net amount of $130,500 representing the second draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $12,000, the original issue discount of $7,895, legal fees of $7,500 and a discount relating to the warrants of $138,000 were recorded as debt discounts and have been fully amortized as of December 31, 2017. Warrants in the amount of 30,075 were issued as per the agreement.

On February 8, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the third draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $8,000, the original issue discount of $5,263, legal fees of $5,000 and a discount relating to the warrants of $92,000 were recorded as debt discounts and have been fully amortized as of December 31, 2017. Warrants in the amount of 20,050 were issued as per the agreement.

On February 27, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the fourth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $20,000, the original issue discount of $13,158, legal fees of $12,500 and a discount relating to the warrants of $230,000 were recorded as debt discounts and have been fully amortized as of December 31, 2017. Warrants in the amount of 50,138 were issued as per the agreement.

On March 6, 2017, the Company borrowed an additional $157,895 and received a net amount of $130,500 representing the fifth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $12,000, the original issue discount of $7,895, legal fees of $7,500 and a discount relating to the warrants of $138,000 were recorded as debt discounts and have been fully amortized as of December 31, 2017. Warrants in the amount of 30,075 were issued as per the agreement.

On March 14, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the sixth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $20,000, the original issue discount of $13,158, legal fees of $12,500 and a discount relating to the warrants of $230,000 were recorded as debt discounts and have been fully amortized as of December 31, 2017. Warrants in the amount of 50,138 were issued as per the agreement.

On April 25, 2017, the Company borrowed an additional $78,947 and received a net amount of $65,250 representing the seventh draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $6,000, the original issue discount of $3,947, legal fees of $3,750 and a discount relating to the warrants of $69,000 were recorded as debt discounts and have been fully amortized as of December 31, 2017. Warrants in the amount of 15,038 were issued as per the agreement.

On June 1, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the eighth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $8,000, the original issue discount of $5,263, legal fees of $5,000 and a discount relating to the warrants of $92,000 were recorded as debt discounts and have been fully amortized as of December 31, 2017. Warrants in the amount of 20,050 were issued as per the agreement.

On June 27, 2017, the Company borrowed an additional $105,263 and received a net amount of $87,000 representing the ninth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $8,000, the original issue discount of $5,263, legal fees of $5,000 and a discount relating to the warrants of $92,000 were recorded as debt discounts and have been fully amortized as of December 31, 2017. Warrants in the amount of 20,050 were issued as per the agreement.

On August 22, 2017, the Company borrowed an additional $263,158 and received a net amount of $217,500 representing the tenth draw against the Securities Purchase agreement with JMJ Financial. The total cash issue costs of $20,000, the original issue discount of $13,158, legal fees of $12,500 and a discount relating to the warrants of $230,000 were recorded as debt discounts and have been fully amortized as of December 31, 2017. Warrants in the amount of 50,125 were issued as per the agreement.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

On August 16, 2017, the Company withdrew its registration statement for the Initial Offering that was a condition of this bridge loan and the amounts advanced under the loan agreement. The lender continued to work with the Company by granting extensions to the note.

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

The Investor conditionally waived the defaults for the Company's failure to meet the original Maturity Date of the Note and delivery date for the Origination Shares. The Investor waived any damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such defaults through the Extended Maturity Date, and such conditional waiver is conditioned on the Issuer's not being in default of and not breaching any term of the Note or the SPA or any other Transaction Document at any time subsequent to the date of the Amendment. The investor subsequently agreed to convert all of the note without penalties or fees and also agreed to cancel all of the warrants issued in connection with the note in exchange for 1.5 million restricted shares which were issued concurrently with the participation in the private offering.

In connection with the conversion and redemption portion of the Private Offering, on the Effective Date, the Company entered into that certain Agreement to Convert Promissory Note (the “JMJ Letter Agreement”) with JMJ Financial, a sole proprietorship (“JMJ”), whereby JMJ agreed to convert $2,105,263 of liabilities and their additional investment of $1,000,000, into 550,526 shares of common stock of the Company at a conversion price equal to $0.50 per share and 2,830 shares of Series B convertible preferred stock at a stated price to $1,000 per share. Additionally, JMJ was issued warrants to purchase 6,210,526 shares of the Company’s common stock at an exercise price equal to $0.65 per share, expiring five years from the Initial Exercise Date. Commencing on the Effective Date, JMJ entered into a Lock-Up Agreement for a period of 365 days prohibiting the sale or other transfer of all securities of the Company owned by JMJ.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 7 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000, but is now closed to future borrowing. The balance as of December 31, 2017 and 2016, was $34,513 and $38,019, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is the Prime Rate plus 8% (11% at December 31, 2017). The former CEO of ISA is the personal guarantor.

NOTE 8 – CONTRACT ACCOUNTING

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts represents costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2017 and 2016, costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following:

	2017	2016
Costs and estimated earnings recognized	$1,613,731	$2,631,315
Less: Billings or cash received	(1,189,938)	(2,154,642)
Costs and estimated earnings in excess of billings on uncompleted contracts	$423,793	$476,673

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2017 and 2016, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following:

	2017	2016
Billings and/or cash receipts on uncompleted contracts	$573,847	$396,609
Less: Costs and estimated earnings recognized	(373,437)	(176,984)
Billings in excess of costs and estimated earnings on uncompleted contracts	$200,410	$219,625

NOTE 9 – DEFERRED COMPENSATION

As of December 31, 2017 and 2016, the Company has accrued $304,203 and $894,217, respectively, of deferred compensation relating to the individual agreements, which are included in the accompanying consolidated balance sheet in accrued expenses. The above referenced deferred compensation agreements are un-funded.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has several non-cancelable operating leases, primarily for equipment, that expire over the next year. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense for operating leases during 2017 and 2016 was $12,320 and $12,457, respectively.

	Year Ended December 31,
	2017	2016
Purchase Power	$369	$588
Coffee Perks/A. Antique Coffee Services	382	300
Canon	11,569	11,569
Total Operating Leases rent expense	$12,320	$12,457

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

Minimum rent payments under this lease are recognized on a straight-line basis over the term of the lease. The current monthly lease payment is $15,260. Rental expense for the office lease during 2017 and 2016 was $174,878 and $171,513, respectively.

The following is a schedule of future minimum lease payments for non-cancelable operating leases are as follows:

2018	174,568
2019	179,805
2020	185,199
2021	155,846
Total	$695,418

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

DECEMBER 31, 2017 AND 2016

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

Litigation

FacilityTeam Lawsuit

On August 10, 2015, the Company entered into an agreement with FacilityTeam of Ontario, Canada to settle a dispute that had arisen concerning payments for software development services. The Company strongly believed that FacilityTeam did not deliver the products promised and felt that we would prevail in arbitration called for by the contract between the parties. Ultimately, the Company opted to settle the matter for the cost of the litigation which was estimated be at least $60,000; rather than spend further resources on defending the claim and pursuing the counterclaim against FacilityTeam. The Company agreed to pay to FacilityTeam $2,500 per month starting October 1, 2015 for 24 months and taking a charge in the third quarter of 2015 for the settlement amount of $60,000. On December 12, 2016, the Company was notified that it was in breach of settlement with a previous vendor, FacilityTeam based in Ontario, Canada alleging failure to make certain payments in accordance with such settlement. On December 28, 2016, the Company agreed to a modified payment schedule as part of a post judgement settlement for the amounts due and owing. On March 7, 2017, the final settlement payment was made by the Company to FacilityTeam.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Delinquent Payroll Taxes Payable

As reported previously, the Company had a delinquent payroll tax payable at September 30, 2017 and December 31, 2016 in the amount of $1,149,189 and $400,076, respectively. As of the date hereof, the Company has paid its payroll taxes in full and the Company has appealed the IRS penalty payments for a reduction which is currently under review. In the event the Company loses its appeal for a reduction in the penalties in connection with the delinquent payroll taxes the Company would be required to pay such penalties in full. At December 31, 2017, the payroll taxes payable balance of $149,448 includes accrued late fees in the amount of $108,262.

NOTE 11 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2017 and 2016 consist of net operating loss carryforwards and differences in the book basis and tax basis of intangible assets.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018 and is permanent.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

As a result of the reduction of the federal corporate income tax rate, the Company reduced the value of its net deferred tax asset by $2,354,257 which was recorded as a corresponding reduction to the valuation allowance during the fourth quarter of 2017.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016
Income tax benefit at U.S. statutory rate of 34%	$(1,751,842)	$(870,948)
State income taxes	(185,489)	(92,218)
Non-deductible expenses	551,235	356,674
Effect of change in federal statutory rate to 21%	490,618	—
Change in valuation allowance	895,478	606,492
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforward	$4,357,876	$5,241,802
Intangible assets	97,103	181,338
	4,454,979	5,423,140
Valuation allowance	(4,454,979)	(5,423,140)
Net deferred tax assets	$—	$—

The net operating loss carryforward was approximately $17,715,000 and $13,941,000 at December 31, 2017 and 2016, respectively. The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2017 and 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $895,478 in 2017.

The potential tax benefit arising from the loss carryforward will expire in years through 2037. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future in accordance with Section 382 of the Internal Revenue Code. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company believes its tax positions are all highly certain of being upheld upon examination. The Company’s 2017, 2016 and 2015 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 12 – RELATED PARTIES

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

On June 9, 2017, the Company entered into a letter agreement with Mr. Adrian Goldfarb, the Chief Financial Officer of the Company (the “Goldfarb Letter Agreement”), whereby Mr. Goldfarb agreed to convert all amounts due and owing to him under that certain promissory note issued by the Company (“Goldfarb Debt Obligation”) into common stock of the Company, contingent upon the completion of the Initial Offering. The aggregate amount of $33,620 (“Goldfarb Obligation”) will be owed to Mr. Goldfarb under the Goldfarb Debt Obligation including interest through June 30, 2017. Pursuant to the Goldfarb Letter Agreement, the Goldfarb Debt Obligation would have automatically converted upon consummation of the Initial Offering into such number of restricted shares of the Company’s common stock calculated by dividing the Goldfarb Debt Obligation by $5.00 or 6,724 shares. Mr. Goldfarb had agreed to enter into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.

On August 16, 2017, the Company withdrew its registration statement on Form S-1 for the Initial Offering. Upon such withdrawal, the Goldfarb Letter Agreement was terminated in accordance with the terms and conditions therein.

With the closing of the Private Offering, (i) Gianni B. Arcaini, the Chief Executive Officer, converted $700,543 of accrued salary into 700,543 shares of the Company’s common stock at a $1.00 per share and 700,543 warrants to purchase shares of common stock of the Company at an exercise price of $1.00 per share, expiring five years from the Initial Grant Date, (ii) Adrian G. Goldfarb, the Chief Financial Officer of the Company, converted $34,020 of liabilities into 34,020 shares of the Company’s common stock at a $1.00 per share and 34,020 warrants to purchase shares of common stock of the Company at an exercise price of $1.00 per share, expiring five years from the Initial Grant Date.

Notes, Loans and Accounts Payable

As of December 31, 2017 and 2016, there were various notes and loans payable to related parties totaling $48,215 and $577,715, respectively. The Company also has accounts payable-related parties due to an officer for expense reimbursement and due to an affiliate for services in the total amount of $12,598 and $40,136 at December 31, 2017 and 2016, respectively. (see Note 18)

NOTE 13 – SERIES A REDEEMABLE CONVERTIBLE CUMLATIVE PREFERRED STOCK

Our board of directors has designated 500,000 of the 10,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock. In September through October 2016, the Company sold 29,600 shares of Series A Convertible Preferred Stock for cash proceeds equal to the stated value of $296,000. Accrued cumulative dividends during 2017 was $17,760 and $5,920 during 2016. The total redeemed on November 24, 2017 was for a total of $319,680.

Rank. The Series A Convertible Preferred Stock will rank senior to our common stock to the extent of its liquidation preference of $10 per share (the “Stated Value”).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Additionally, in connection with the conversion and redemption portion of the Private Offering, the Company entered into Letter Agreements (the “Preferred Stock Letter Agreements”) with holders of the Company’s Series A Preferred Stock (the “Preferred Holders”) for repayment of an aggregate amount of $319,680. All Series A holders were repaid in full and no stock or warrants were issued.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT)

2016 Equity Plan

On March 11, 2016, the Board adopted the plan and the shareholders approved the plan during the annual shareholders meeting on April 21, 2016. On May 27, 2016, the Company filed a registration statement for the securities planned to be issued under the plan which became effective at that date.

The 2016 Equity Incentive Plan (the “2016 Plan”) provides for the issuance of up to 228,571 shares of our common stock. The purpose of the Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders. (see Note 18)

Administration

The 2016 Plan is administered by the Compensation Committee of the Board, which currently consists of two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m). Among other things, the compensation committee has complete discretion, subject to the express limits of the 2016 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements and may prescribe rules relating to the 2016 Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the 2016 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

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

DECEMBER 31, 2017 AND 2016

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

Series B Convertible Preferred Stock

The following summary of certain terms and provisions of our Series B Convertible Preferred Stock (the “Series B Preferred”) is subject to, and qualified in its entirety by reference to, the terms and provisions set forth in our certificate of designation of preferences, rights and limitations of Series B Convertible Preferred Stock (the “Series B Preferred Certificate of Designation”) as previously filed. Subject to the limitations prescribed by our articles of incorporation, our board of directors is authorized to establish the number of shares constituting each series of preferred stock and to fix the designations, powers, preferences and rights of the shares of each of those series and the qualifications, limitations and restrictions of each of those series, all without any further vote or action by our stockholders. Our board of directors has designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock. When issued, the shares of Series B Convertible Preferred Stock will be validly issued, fully paid and non-assessable.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.50 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99%(or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise.  Effective November 24, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) which included the issuance of 2,830 shares of Series B Convertible Preferred Stock worth $2,830,000 (including the conversion of liabilities at a price of $1,000 per Class B Unit. As of the date hereof, there are 2,830 shares of Series B Convertible Preferred Stock issued and outstanding.

Common stock issued

Effective November 24, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with 57 investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Purchasers purchased 16,402,742 shares of common stock, 22,062,742 purchaser warrants (the “Purchaser Warrants”), and 2,830 shares of Series B Convertible Preferred Stock (collectively, the “SPA Securities”) worth $11,031,371 (including the conversion of liabilities and redemptions of shares of Series A Preferred Stock) at a price of $0.50 per Class A Unit (as defined in the Securities Purchase Agreement) and $1,000 per Class B Unit (as defined in the Securities Purchase Agreement) (the “Private Offering”). The Purchaser Warrants have a strike price of $0.65, expiring five years from the Initial Exercise Date (as defined in the Purchaser Warrants). The Securities Purchase Agreement contains customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Additionally, the Purchasers may participate in a subsequent offering of the Company’s securities in an aggregate amount of up to 35% of the subsequent offering on the twenty-fourth (24th) month anniversary of the Private Offering. In connection with the Private Offering, as of the date hereof, there are 18,756,180 shares of common stock issued and outstanding, 2,830 shares of Series B Convertible Preferred Stock issued and outstanding and 25,122,454 common stock purchase warrants issued and outstanding.

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

On January 22, 2016, Warrant Holders were granted 2,100 shares of common stock in exchange for existing 5,250 warrants resulting in a loss on settlement of $630 charged to operating expense.

The Company issued 403,977 shares of common stock for consulting services rendered valued at the quoted trading price on the respective grant dates resulting in consulting expense of $50,000 in the year ended December 31, 2016.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

The Company issued 6,747 shares of common stock during the third quarter of 2017 for services valued at the quoted trading price on respective grant dates resulting in a consulting expense of $25,000. These shares were issued in November 2017.

The Company issued 350,000 shares of common stock on November 24, 2017 for legal fees in the amount of $175,000.

Treasury Stock

In August 2016, the Company’s Board of Directors approved a new class of Preferred Stock, “Series A” (see Note 13). For shareholders who invested in previous private placements, the Company was offering on a case by case basis, the ability to convert the existing amount invested into an equivalent amount in the Series A on the condition that they invest an equivalent additional amount in the Series A. As of December 31, 2017, and 2016, four of the company’s shareholders sold 114,793 of their common shares back to the Company in exchange for Series A preferred stock valued at $148,000.

Stock Issuance Costs

In November 2017, the Company recorded the placement agents closing fees in addition to legal costs associated with the capital raise in the amount of $1,454,610.

Conversion of Debt

In connection with the conversion and redemption portion of the Private Offering, on the Effective Date, the Company entered into that certain Agreement to Convert Promissory Note (the “JMJ Letter Agreement”) with JMJ Financial, a sole proprietorship (“JMJ”), whereby JMJ agreed to convert $2,105,263 of liabilities and their additional investment of $1,000,000, into 2,830 Series B Convertible Preferred Shares and 550,526 shares of Common Stock for a total equivalent of 6,210,526 shares of common stock of the Company at a conversion price equal to $0.50 per share. Additionally, JMJ was issued warrants to purchase 6,210,526 shares of the Company’s common stock at an exercise price equal to $0.65 per share, expiring five years from the Initial Exercise Date. Commencing on the Effective Date, JMJ entered into a Lock-Up Agreement for a period of 365 days prohibiting the sale or other transfer of all securities of the Company owned by JMJ.

Additionally, in connection with the conversion and redemption portion of the Private Offering, the Company entered into Letter Agreements (the “Debt Letter Agreements”) with certain debt holders (the “Debt Holders”) for conversion of an additional aggregate amount of $945,524. The debt holders were converted into 1,741,637 shares of common stock of the Company at a conversion price equal to $0.50 per share. Additionally, the debt holders, which were converted, were issued warrants to purchase 1,741,637 shares of the Company’s common stock at an exercise price equal to $0.65 per share, expiring five years from the Initial Exercise Date.

Simultaneously with the closing of the Private Offering, (i) Gianni B. Arcaini, the Chief Executive Officer, converted $700,543 of accrued salary into 700,543 shares of the Company’s common stock at a $1.00 per share and 700,543 warrants to purchase shares of common stock of the Company at an exercise price of $1.00 per share, expiring five years from the Initial Exercise Date, (ii) Adrian G. Goldfarb, the Chief Financial Officer of the Company, converted $34,020 of liabilities into 34,020 shares of the Company’s common stock at a $1.00 per share and 34,020 warrants to purchase shares of common stock of the Company at an exercise price of $1.00 per share, expiring five years from the Initial Exercise Date, (iii) a shareholder who is indirectly invested in the Company with the CEO through another entity, converted $118,875 of liabilities into 118,875 shares of the Company’s common stock at a $1.00 per share and 118,875 warrants to purchase shares of common stock of the Company at an exercise price of $1.00 per share, expiring five years from the Initial Exercise Date. These shares were valued at $0.50 per share based on the recent sales of common stock from a Private Offering, generating a $426,719 gain on extinguishment of debt, however, as these are considered related parties, the gain is recorded to APIC.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 15 – COMMON STOCK PURCHASE WARRANTS

Warrants

2017

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

During the fourth quarter of 2017, 14,464,000 warrants were issued with the Securities Purchase Agreement and the amended Placement Agent Agreement, 8,452,180 warrants were issued for debt/services and 2,206,274 warrants were issued to the Placement Agent. During the same period, 433,069 warrants were cancelled.

2016

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

	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at December 31, 2015	17,410	$18.90	4.5
Warrants expired, forfeited or cancelled	(8,779)	14.35
Warrants issued with debt, debt modifications or services	210,283	8.05	4.6
Warrants exchanged for common stock	(150)	233.45
Outstanding at December 31, 2016	218,764	8.4	4.6

Warrants expired, forfeited or cancelled	(433,444)	233.45
Warrants issued with debt, debt modifications or services	10,967,012	.65	4.6
Warrants issued for common stock	14,464,000
Outstanding at December 31, 2017	25,216,332	.65	4.9
Exercisable at end of period	25,216,332	$.65	4.9

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, the warrants are initially recorded as a liability at fair value and are revalued at fair value at each reporting date in 2017, including the period ending December 31, 2016. As of November 2017, the company issued 433,069 warrants in connection with a debt financing of $2,105,263. The warrants were for a five-year term and were exercisable initially at $5.25 per share and carried a re-pricing feature in the event that the stock price declined prior to repayment of the underlying debt instrument. These warrants were cancelled as agreed with the investor as part of the Private Offering.

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2016 and at the warrant issuance date of December 20, 2016 with the Black Scholes Pricing Model (“BSM”) option pricing model and Monte Carlo simulations using the closing price of the Company’s common stock of $0.038 and the ranges for volatility, expected term and risk-free interest indicated below that follows (BSM inputs only). The Monte Carlo simulations were used to determine a range of expected volatilities and the implied volatility used was determined with a correlation to the highest probability results from that simulation. Thus, for the year ended December 31, 2016, the Company recognized a loss from the change in derivative liability of $264,099 in warrant derivative gain (loss) related to the warrant derivative instruments.

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at March 31, June 30, September 30 and November 24, 2017 and at the warrant issuance dates of January 25, 2017 through August 22, 2017 with the Black Scholes Pricing Model (“BSM”) option pricing model and Monte Carlo simulations using the closing prices of the Company’s common stock of from $1.05 to $8.75 and the ranges for volatility, expected term and risk-free interest indicated below that follows (BSM inputs only). The Monte Carlo simulations were used to determine a range of expected volatilities and the implied volatility used was determined with a correlation to the highest probability results from that simulation. Thus, for the year ended December 31, 2017, the Company recognized a gain from the change in derivative liability of $2,743,686 included in the statement of operations under Other Income (Expense), Warrant Derivative Gain related to these warrant derivative instruments.

	BSM Inputs
Warrants
	During the period ending December 31, 2017	During the period ending December 31, 2016
Expected Volatility	37% to 144%	144%
Expected Remaining Term	4.07 years to 5.00 years	4.97 years
Risk Free Interest Rate	1.80% to 2.13%	2.04%

NOTE 17 – FAIR VALUE MEASUREMENTS

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$793,099	$—	$—	$793,099

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$—	$—	$—	$—

The following is a roll forward through December 31, 2017 of the fair value liability of warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments
Balance at December 31, 2015	$—
Initial fair value of warrant liability included in expense ($217,980) and debt discount ($529,000)	746,980
Change in fair value included in other (income) expense	46,119
Balance at December 31, 2016	793,099

Initial fair value of warrant liability	2,046,347
Gain on change in fair value included in Other Income and Expense	(2,743,686)
Balance at final valuation and written off to Additional Paid In Capital	(95,760)
Balance at December 31, 2017	$—

NOTE 18 – SUBSEQUENT EVENTS

On January 5, 2018, the Company made final payment in the amount of $48,215 to repay the related party note to the Company’s CEO. (see Note 12)

On January 18, 2018, the Company held an annual shareholders meeting where the shareholders approved the number of authorized shares pursuant to the Company’s 2016 Equity Incentive Plan in the amount of 2,500,000 (the “Plan”).

On March 8, the Board of Directors approved the issuance of 2,443,333 stock options with a strike price of $1 per share to management and certain employees.

Effective April 1, 2018, the Company re-approved the Incentive Stock Option Plan (“ISO”) and has been adjusted to reflect the reverse split and the current equity raise. (see Note 14)