Form 10-K/A
period 2017-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2018-05-07
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2018 (the “Original Filing”), is being filed for the sole purpose of correcting errors in the Beneficial Ownership Table in Part III, Item 12.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted. Pursuant to Rule 13a-14 under the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Other than the corrections to the Beneficial Ownership Table, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K. Amendment No. 1 should be read in conjunction with the Original Filing.

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

Name and Address of Beneficial Owner(1)	Outstanding Common Stock(2)	Percentage of Ownership of Common Stock(3)
5% Beneficial Shareholders
First Eagle Investment Management (4)	2,930,930	14.2%
Alpha Capital Anstalt	2,063,071	9.99%
Justin W. Keener(5)	2,050,526	9.93%
Orin Hirschman(6)	1,693,779	8.2%
5% Beneficial Shareholders as a Group	28,675,367	42.32%

Officers and Directors
Gianni B. Arcaini(7)	2,478,387	11.1%
Adrian G. Goldfarb(8)	337,562	1.6%
Alfred J. (Fred) Mulder(9)	38,142	* %
Blair M. Fonda(10)	66,459	* %
Officers and Directors as a Group (4 persons)	2,979,950	13.8%

———————

*Denotes less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2) The shares in the table have been listed in accordance with 13-G filings made by the individual investors.

(3) The percentages in the table have been calculated based on treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

(4) To the best of our knowledge, the organization who hold voting and dispositive control over the shares beneficially owned by First Eagle Investment Management is 21 April Fund, LLC.

(5) Mr. Justin Keener beneficially holds 9.93% of the Company’s issued and outstanding Common Stock In addition, Mr. Keener also holds (i) warrants to purchase 6,210,526 shares of Common Stock and (ii) 2,830 shares of Series B Convertible Preferred Stock, par value $0.001 per share, convertible into 5,660,000 shares of Common Stock, however, the aggregate number of shares of Common Stock into which the warrants are exercisable and which Mr. Keener has the right to acquire beneficial ownership, and the number of shares of Common Stock into which the Preferred Stock is convertible and which Mr. Keener has the right to acquire beneficial ownership, is limited to the number of shares of Common Stock that, together with all other shares of Common Stock beneficially owned by Mr. Keener, does not exceed 9.99% of the total outstanding shares of Common Stock.

(6) Mr. Orin Hirschman is the managing member of AIGH LP’s General Partner and president of AIGH LLC. These 1,693,779 shares beneficially owned by Mr. Hirschman excludes warrants to purchase 2,000,000 shares of common stock not exercisable because the reporting person’s beneficial ownership is above 4.99%.

(7) Mr. Arcaini has voting and investment control of the following shares: 700,543 shares of Common Stock, 700,543 warrants to purchase shares of Common Stock with an exercise price of $1.00 per share which are currently exercisable and 705,000 options to purchase Common Stock with an exercise price of $1.00 per share which are currently exercisable; 134,251 shares of Common Stock held in the name of Robex International, Inc., a Florida corporation in which Mr. Arcaini owns 95% and has sole dispositive voting power over such shares; 118,875 shares of Common Stock and 118,875 warrants to purchase Common Stock with an exercise price of $1.00 per share which are currently exercisable; and 300 shares of Common Stock currently held in his wife’s name.

(8) Includes 38,542 shares of Common Stock, 34,020 warrants to purchase shares of Common Stock with an exercise price of $1.00 per share which are currently exercisable and 265,000 options to purchase Common Stock with an exercise price of $1.00 per share which are currently exercisable.

(9) Includes 38,142 shares of Common Stock.

(10) Blair Fonda is a Director and serves as Audit Committee Chairman. Includes 6,459 shares of Common Stock and options to purchase 60,000 shares of Common Stock with an exercise price of $1.00 per share which are currently exercisable.

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number	Description of Exhibit
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 *	Section 1350 Certification of Chief Executive Officer.
32.2 *	Section 1350 Certification of Chief Financial Officer.

———————

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: May 7, 2018	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: May 7, 2018	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer