Form 10-Q
period 2018-03-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2018-05-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 11, 2018, Duos Technologies Group, Inc. had outstanding 20,710,059 shares of common stock, par value $0.001 per share.

SIGNATURES	24

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$66,841	$1,941,818
Accounts receivable, net	1,414,268	298,304
Contract Assets	608,287	423,793
Prepaid expenses and other current assets	187,442	90,923
Total Current Assets	2,276,838	2,754,838

Property and equipment, net	115,761	65,362

OTHER ASSETS:
Software Development Costs, net	55,000	—
Patents and trademarks, net	45,621	45,978
Total Other Assets	100,621	45,978
TOTAL ASSETS	$2,493,220	$2,866,178

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$790,182	$812,618
Accounts payable - related parties	12,598	12,598
Notes payable - financing agreements	124,770	49,657
Notes payable - related parties	—	9,078
Line of credit	34,212	34,513
Payroll taxes payable	158,056	149,448
Accrued expenses	353,731	497,277
Contract Liabilities	722,582	200,410
Deferred revenue	343,950	438,907
Total Current Liabilities	2,540,081	2,204,506

Notes payable - related party	—	39,137
Total Liabilities	2,540,081	2,243,643

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock: $0.001 par value, 10,000,000 authorized, 9,485,000 shares available to be designated
Series A redeemable convertible cumulative preferred stock, $10 state value per share, 500,000 shares designated; 0 issued and outstanding at March 31, 2018 and December 31, 2017, convertible into common stock at $6.30 per share	—	—
Series B convertible cumulative preferred stock, $1,000 stated value per share, 15,000 shares designated: 2,830 issued and outstanding at March 31, 2018 and December 31, 2017, convertible into common stock at $0.50 per share	2,830,000	2,830,000
Common stock: $0.001 par value; 500,000,000 shares authorized 20,710,059 and 20,657,850 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	20,710	20,658
Additional paid-in capital	26,682,479	26,608,823
Total stock & paid-in-capital	26,703,189	26,629,481
Accumulated deficit	(29,432,050)	(28,688,946)
Sub-total	(2,728,861)	(2,059,465)
Less: Treasury stock (3,280 shares of common stock)	(148,000)	(148,000)
Total Stockholders' Equity (Deficit)	(46,861)	622,535
Total Liabilities and Stockholders' Equity (Deficit)	$2,493,220	$2,866,178

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

REVENUES:
Project	$844,714	$360,487
Maintenance and technical support	257,447	315,327
IT asset management services	45,769	359,916

Total Revenues	1,147,930	1,035,730

COST OF REVENUES:
Project	547,799	346,128
Maintenance and technical support	103,323	147,402
IT asset management services	20,237	137,858

Total Cost of Revenues	671,359	631,388

GROSS PROFIT	476,571	404,342

OPERATING EXPENSES:
Selling and marketing expenses	41,221	68,747
Salaries, wages and contract labor	765,870	735,602
Research and development	135,280	87,617
Professional fees	63,865	120,153
General and administrative expenses	209,837	247,988

Total Operating Expenses	1,216,073	1,260,107

LOSS FROM OPERATIONS	(739,502)	(855,765)

OTHER INCOME (EXPENSES):
Interest Expense	(5,728)	(921,314)
Gain on settlement of debt	—	64,647
Warrant derivative gain (loss)	—	(582,388)
Other income, net	2,126	1

Total Other Income (Expense)	(3,602)	(1,439,054)

NET LOSS	(743,104)	(2,294,819)

Series A preferred stock dividends	—	(5,920)

Net loss applicable to common stock	$(743,104)	$(2,300,739)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic & Diluted	$(0.04)	$(1.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	20,709,478	1,894,171

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Cash from operating activities:
Net loss	$(743,104)	$(2,294,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,071	12,191
Gain on settlement of debt	—	(64,647)
Stock and warrants issued for services	—	15,000
Amortization of debt discounts	—	844,988
Warrant derivative loss	—	582,388
Changes in assets and liabilities:
Accounts receivable	(1,115,965)	(267,885)
Contract assets	(184,494)	329,034
Prepaid expenses and other current assets	53,029	61,968
Accounts payable	(22,436)	53,253
Accounts payable-related party	—	1,408
Payroll taxes payable	8,608	259,056
Accrued expenses	(69,837)	52,233
Contract liabilities	522,172	1,503
Deferred revenue	(94,957)	(261,197)
Net cash used in operating activities	(1,627,913)	(675,526)

Cash flows from investing activities:
Purchase of software	(60,000)	—
Purchase of patents/trademarks	(1,000)	—
Purchase of fixed assets	(63,113)	(16,266)
Net cash used in investing activities	(124,113)	(16,266)

Cash flows from financing activities:
Proceeds from related party notes	—	(13,612)
Repayments of line of credit	(301)	—
Repayments of related party notes	(48,215)	—
Repayments of insurance and equipment financing	(74,435)	(26,287)
Repayments of notes payable	—	(172,500)
Proceeds of notes payable, net of $117,000 cash fees	—	783,000
Net cash (used) provided by financing activities	(122,951)	570,601

Net decrease in cash	(1,874,977)	(121,191)
Cash, beginning of period	1,941,818	174,376
Cash, end of period	66,841	53,185

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,519	$45,334

Supplemental Non-Cash Investing and Financing Activities:
Common stock issues for accrued BOD fees	$73,709	—
Accrued interest forgiven related to note payable settlement	$—	$20,697
Debt discount related to notes payable	$—	$992,369
Note issued for financing of insurance premiums	$—	$1,276,520

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

The Company’s strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and growth through strategic acquisitions.  The Company provides its broad range of technology solutions with an emphasis on mission critical security, inspection and operations within the rail transportation, commercial, petrochemical, government, and banking sectors. Duos Technologies Group also offers professional and consulting services for large data centers.

As reported previously, The Company previously conducted a reverse merger between duostech and a wholly owned subsidiary of Information Systems Associates, Inc., a Florida corporation (“ISA”), which became effective as of April 1, 2015 resulting in duostech becoming a wholly owned subsidiary of the merged entity. The merger was followed by a corporate name change to Duos Technologies Group, Inc., a symbol change from IOSA to DUOT and up-listing from OTC Pink to OTCQB.

ISA’s original business of IT Asset Management (ITAM) services for large data centers is now operated as a division of the Company that continues its sales efforts through strategic partners. ISA developed a methodology for the efficient data collection of assets contained within large data centers and was awarded a patent in 2010 for specific methods to collect and audit data.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.

All share and per share amounts have been presented to give retroactive effect to a 1 for 35 reverse-stock split that occurred in May 2017.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company including its wholly-owned subsidiaries, duostech and TrueVue 360, Inc. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of stock-based compensation, valuation of derivatives, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2018, balance in one financial institution exceeded federally insured limits by approximately $11,000.

Significant Customers and Concentration of Credit Risk

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2018, four customers accounted for 27%, 19%, 17% and 13% of revenues, respectively.  For the three months ended March 31, 2017, three customers accounted for 35%, 22% and 12% of revenues, respectively.

At March 31, 2018, one customer accounted for 59% of accounts receivable.  At December 31, 2017, four customers accounted for 42%, 17%, 13% and 11% of accounts receivable, respectively.

Geographic Concentration

Approximately 5.5% of revenue is generated from a customer outside of the United States.

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

March 31, 2018

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

Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be sold, Leased, or Marketed) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Software development is also capitalized in accordance with ASC 350-40, “Intangibles - Goodwill and Other - Internal - Use Software,” and is amortized over the expected benefit period, which generally ranges from three to seven years.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At March 31, 2018, there was an aggregate of 25,216,332 outstanding warrants to purchase shares of common stock respectively.  At March 31, 2018, 5,660,000 common shares were issuable upon conversion of Series B convertible preferred stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Revenue Recognition

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-89, Revenue from Contracts with Customers (“ASC 606”), that affects the timing of when certain types of revenues will be recognized.  The basic principles in ASC 606 include the following: a contract with a customer creates distinct unrecognized contract assets and performance obligations; satisfaction of a performance obligation creates revenue; and a performance obligation is satisfied upon transfer of control to a good or service to a customer.

Revenue is recognized for sales of systems and services over time using cost-based input methods, in which significant judgement is required to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

Revenue is recognized by evaluating our revenue contracts with customers based on the five-step model under ASC 606:

1.

Identify the contract with the customer;

2.

Identify the performance obligations in the contract;

3.

Determine the transaction price;

4.

Allocated the transaction price to separate performance obligations; and

5.

Recognize revenue when (or as) each performance obligations is satisfied.

Accordingly, the Company now bases its revenue recognition on ASC 606-10-25-27, where control of a good or service transfers over time if the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date including a profit margin or reasonable return on capital. Control is deemed to pass to the customer instantaneously as the goods are manufactured and revenue is recognized accordingly.

In addition, the Company has adopted ASC 606-10-55-21 such that if the cost incurred is not proportionate to the progress in satisfying the performance obligation, we adjust the input method to recognize revenue only to the extent of the cost incurred. Therefore, the Company will recognize revenue at an equal amount to the cost of the goods to satisfy the performance obligation.  To accurately reflect revenue recognition based on the input method, the Company has adopted the implementation guidance as set out in ASC-606-10-55-187 through 192.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $743,104 for the three months ended March 31, 2018. During the same period, cash used in operating activities was $1,627,913. The working capital deficit and accumulated deficit as of March 31, 2018 were $263,243 and $29,432,050. Some of these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, drive significant additional revenue and become profitable.

On November 24, 2017, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement in the aggregate principal amount of $11,031,371. This amount reflects both cash received and conversion of certain of the Company’s debt to equity. Part of the cash received was used to retire long-term debt and payables including full payment to the Internal Revenue Service, excluding accrued late fees in the amount of $108,262, in which the Company expects to start making monthly payments in June 2018 to pay down the accrued late fees.  The remaining cash and near-term receivables and anticipated billings of approximately $2.1 million will be used to support operations for signed and anticipated contracts which are expected to generate revenues in 2018.

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

NOTE 3 – SOFTWARE DEVELOPMENT COSTS

At March 31, 2018 and December 31, 2017, the Company capitalized $60,000 and zero, respectively, relating to the development of new software products.  These software products were developed by a third-party and had passed the preliminary project stage prior to capitalization.

Software development costs consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31. 2017
Software Development Costs	$60,000	$—
Less: Accumulated amortization	(5,000)	—
	$55,000	$—

Amortization expense of software development costs for the three months ended March 31, 2018 and at December 31, 2017 was $5,000 and zero, respectively.

NOTE 4 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	March 31, 2018		December 31, 2017
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$15,125	10.30%	$25,075	10.30%
Third Party - Insurance Note 2	7,301	10.00%	11,679	10.00%
Third Party - Insurance Note 3	102,344	8.80%	—	8.05%
Third Party - Insurance Note 4	—	9.95%	12,903	9.24%
Total	$124,770		$49,657

The Company entered into an agreement on December 23, 2017 with its insurance provider by executing a $25,075 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 10.30% payable in monthly installments of principal and interest totaling $2,234 through October 23, 2018. The note balance as of March 31, 2018 and December 31, 2017 was $15,125 and $25,075, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The Company entered into an agreement on September 15, 2017 with its insurance provider by executing a $19,065 note payable (Insurance Note 2) issued to renew an insurance policy, secured by that policy, with an annual interest rate of 10.00% payable in monthly installments of principal and interest totaling $1,581 through October 15, 2018. At March 31, 2018 and December 31, 2017, the note payable balance was $7,301 and $11,679, respectively.

The Company entered into an agreement on February 3, 2018 with its insurance provider by executing a $127,561 note payable (Insurance Note 3) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.80% payable in monthly installments of principal and interest totaling $13,276 through November 3, 2018. At March 31, 2018 and December 31, 2017, the note payable balance was $102,344 and zero, respectively.

The Company entered into an agreement on April 15, 2017 with its insurance provider by executing a $49,000 note payable (Insurance Note 4) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.24% payable in monthly installments of principal and interest totaling $4,373 through February 15, 2018.  At March 31, 2018 and December 31, 2017, the note payable balance was zero and $12,903, respectively.

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of:

	March 31, 2018		December 31, 2017
Notes Payable	Principal	Interest	Principal	Interest
CEO	$—	8%	$9,078	8%
Sub-total current portion	—		9,078
Add long-term portion-CEO	—		39,137
Total	$—		$48,215

On July 19, 2016, the Company received a $60,000 loan less fees of $75 for a related party loan with proceeds of $59,925 from the Company’s CEO. The promissory note carries an annual interest rate of 7.99% with a monthly installment payment of $1,052 through July 19, 2022.  As of March 31, 2018 and December 31, 2017, the outstanding balance was zero and $48,215, respectively.

NOTE 5 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000, but is now closed to future borrowing. The balance as of March 31, 2018 and December 31, 2017, was $34,212 and $34,513, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is 11% at March 31, 2018. The former CEO of ISA is the personal guarantor.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

As of the date hereof, the Company has paid its payroll taxes in full and the Company had appealed the IRS penalty payments for a reduction which is currently under review. The IRS has since responded, and the Company will be required to repay the penalties in connection with the delinquent payroll taxes. At March 31, 2018, the payroll taxes payable balance of $158,056 includes accrued late fees in the amount of $108,262.  The Company expects to start making monthly payments in June 2018 to pay down the accrued late fees.

Licensing Agreement

The Company has entered into a new software license and configuration services agreement.  The annual support and maintenance fee includes support and updates to the vendor’s Gateway software and customer access to their services (including web application, mobile application, and associated APIs) for the purpose of gateway configuration, gateway monitoring and management, application configuration, application management, and automatic model updates.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The Company has also entered into a SaaS Agreement with the same vendor that is an Amazon AWS-hosted software service enabling the automation of visual observation tasks using deep convolutional neural networks and other computer vision techniques.  It consists of a public api, web application, iPhone application, and associated backend services.  The system supports the labeling of example image data, the automatic building of classification, detection, localization, measuring and counting applications based on the labeled example data, and the run-time deployment of the trained application models.

NOTE 7 – RELATED PARTIES

Letter Agreements

With the closing of the Company’s private offering of common stock and warrants to purchase shares of the Company’s common stock (the “Private Offering”) on November 24, 2017, (i) Gianni B. Arcaini, the Chief Executive Officer, converted $700,543 of accrued salary into 700,543 shares of the Company’s common stock at $1.00 per share and 700,543 warrants to purchase shares of common stock of the Company at an exercise price of $1.00 per share, expiring five years from the grant date; and ( (ii) Adrian G. Goldfarb, the Chief Financial Officer of the Company, converted $34,020 of liabilities into 34,020 shares of the Company’s common stock at $1.00 per share and 34,020 warrants to purchase shares of common stock of the Company at an exercise price of $1.00 per share, expiring five years from the grant date.

As of March 31, 2018, and December 31, 2017, there was one note payable to a related party totaling zero and $48,215, respectively.  (see Note 4)

NOTE 8 – STOCKHOLDERS’ EQUITY

Common stock issued for board of director fees

During the first quarter of 2018, the Company issued 52,209 shares of common stock totaling $52,209 for partial consideration in lieu of cash owed to members of the board of directors for their service in such capacity.  These shares were valued at $26,105 or $0.50 based on a recent private investor offering, with a gain on settlement for $26,104 charged to additional paid in capital.

NOTE 9 – COMMON STOCK PURCHASE WARRANTS

Warrants

The following is a summary of activity for warrants to purchase common stock for the three months ended March 31, 2018:

	March 31, 2018
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at the beginning of the year	25,216,332	$.65	4.9
Warrants expired	—
Warrants issued	—
Outstanding at end of period	25,216,332	.65	4.6
Exercisable at end of period	25,216,332	$.65	4.6

NOTE 10 – REVENUES

Revenue Recognition and Contract Accounting

The Company generates revenue from three sources: (1) Project Revenue; (2) Maintenance and Technical Support and (3) IT Asset Management (consulting and auditing).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The Company constructs intelligent technology systems consisting of materials and labor under customer contracts. Revenues and related costs on project revenue are recognized based on ASC 606-10-25-27, where control of a good or service transfers over time if the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date including a profit margin or reasonable return on capital. Control is deemed to pass to the customer instantaneously as the goods are manufactured and revenue is recognized accordingly.

In addition, the Company has adopted ASC 606-10-55-21 such that if the cost incurred is not proportionate to the progress in satisfying the performance obligation, we adjust the input method to recognize revenue only to the extent of the cost incurred. Therefore, the Company will recognize revenue at an equal amount to the cost of the goods to satisfy the performance obligation.  To accurately reflect revenue recognition based on the input method, the Company has adopted the implementation guidance as set out in ASC-606-10-55-187 through 192.

Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred. Costs include direct material, direct labor, subcontract labor and other allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “costs and estimated earnings in excess of billings on uncompleted contracts”. Any billings of customers in excess of recognized revenues are recorded as a liability in “billings in excess of costs and estimated earnings on uncompleted contracts”. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

NOTE 11– CONTRACT ACCOUNTING

Contract Assets

Contract assets on uncompleted contracts represents costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At March 31, 2018 and December 31, 2017, contract assets on uncompleted contracts consisted of the following

	March 31, 2018	December 31. 2017
Costs and estimated earnings recognized	$1,200,590	$1,613,731
Less: Billings or cash received	(592,303)	(1,189,938)
Contract assets	$608,287	$423,793

Contract Liabilities

Contract liabilities on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At March 31, 2018 and December 31, 2017, contract liabilities on uncompleted contracts consisted of the following:

	March 31, 2018	December 31. 2017
Billings and/or cash receipts on uncompleted contracts	$1,302,579	$573,847
Less: Costs and estimated earnings recognized	(579,997)	(373,437)
Contract liabilities	$722,582	$200,410

A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

IT Asset Management Services

The Company’s IT asset management business generates revenues under contract with customers from three sources: (1) Professional Services (consulting and auditing); (2) Software licensing with optional hardware sales and (3) Customer Service (training and maintenance support).

For sales arrangements that do not involve performance obligations:

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

March 31, 2018

(Unaudited)

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

Disaggregation of Revenue

The Company is following the guidance of ASC 606-10-55-296 and 297 for disaggregation of revenue.  Accordingly, revenue has been disaggregated according to the nature, amount, timing and uncertainty of revenue and cash flows. We are providing qualitative and quantitative disclosures.

Qualitative:

1.

We have three distinct revenue sources:

a.

Turnkey, engineered projects

b.

Associated maintenance and support services

c.

Professional services related to auditing of data center assets

2.

We currently operate in North America including the USA, Mexico and Canada

3.

Our customers include rail transportation, commercial, petrochemical, government, banking and IT suppliers.

4.

Our contracts are fixed-price and fall into two duration types:

a.

Turnkey engineered projects and professional service contracts are less than 1 year in duration and are typically three to nine months in length.

b.

Maintenance and support contracts range from one to five years in length

5.

Transfer of goods are services are over time

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Quantitative:

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets

North America	$319,581	$224,833	$17,831	$346,323	$193,593	$45,769	$1,147,930

Major Goods and Service Lines

Turnkey Projects	$98,874	223,528	133	329,760	192,420	—	844,715
Maintenance & Support	220,707	1,305	17,698	16,563	1,173	—	257,446
Data Center Auditing Services	—	—	—	—	—	45,769	45,769
	319,581	224,833	17,831	346,323	193,593	45,769	1,147,930

Timing of Revenue Recognition

Goods transferred over time	98,874	223,528	133	329,760	192,420	—	844,715
Services transferred over time	220,707	1,305	17,698	16,563	1,173	45,769	303,215
	319,581	224,833	17,831	346,323	193,593	45,769	1,147,930

NOTE 12 – SUBSEQUENT EVENTS

On April 1, 2018, the Company issued 2,122,000 non-qualified options with an exercise price of $1 and a 5-year term to fifteen employees and one independent director. Of these options, approximately 1,500,000 vests immediately with a further 500,000 vesting over the next two years.

On May 5, 2018, the Company was awarded a multi-million contract from CN, a leading Class-1 Transportation and Logistics company.  The award includes four (4) complete rail inspection portals and deployment of the Company’s first commercial thermal undercarriage inspection system which was recently beta-tested at the rail testing facility in Pueblo, Co.  The systems will be based on Duos Technologies’ proprietary Railcar Inspection Portal technology. This leading-edge technology has been in operational use both in the US and Mexico and combines several proprietary intelligent technologies and sub-systems into a turnkey system for both mechanical inspection and security.  The systems must be delivered by September 7, 2018.

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

Overview

Duos Technologies Group Inc. was incorporated in Florida on May 31, 1994 (the “Company”) under the original name of Information Systems Associates (“ISA”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and development and licensing of Information Technology (IT) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015. duostech was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, employs approximately 35 people and is a technology company with a strong portfolio of intellectual property, with core competencies that include advanced intelligent technologies that are delivered through its proprietary integrated enterprise command and control platform.

The Company through its operating subsidiary duostech is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems. The Company converges traditional security measures with information technologies to create “actionable intelligence.”

The Company’s strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and growth through strategic acquisitions.  The Company provides its broad range of technology solutions with an emphasis on mission critical security, inspection and operations within the rail transportation, commercial, petrochemical, government, and banking sectors. Duos Technologies Group also offers professional and consulting services for large data centers.

Specifically, based upon the most recent capital raise, the Company is investing in sales and marketing resources to broaden its reach into the target markets, evaluate key requirements within those markets and add development resources to allow it to compete for additional projects in order to drive revenue growth. Further, the original business of IT Asset Management (ITAM) services for large data centers continues to operate as a division of the Company focusing its sales efforts through strategic partners.

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

Comparison for the Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	March 31,
	2018	2017

Revenue	$1,147,930	$1,035,730
Cost of Revenue	671,359	631,388
Gross profit	476,571	404,342
Operating expenses	1,216,073	1,260,107
Loss from operations	(739,502)	(855,765)
Other expense	(3,602)	(1,439,054)
Net loss	(743,104)	(2,294,819)
Series A preferred stock dividends	—	(5,920)
Net loss applicable to common stock	$(743,104)	$(2,300,739)

Revenues

Revenues were $1,147,930 and $1,035,730 for the three months ended March 31, 2018 and 2017, respectively. The comparative 11% increase in revenue during 2018 was largely the result of the increase in project revenue of almost 134% and an offset with a decrease of 87% in the IT asset management services and the budgeted 18% decrease in maintenance and technical support.  The revenue increase in projects is a result of an ongoing transition to new offerings including intelligent analytics and machine learning from our traditional legacy security centric offerings. This growth is also the result of the recent capital raise which has provided an ability to execute projects in a timelier manner.

Cost of Revenues

Costs of revenues were $671,359 and $631,388 for the three months ended March 31, 2018 and 2017, respectively. The increase in 2018 cost of the project implementation was related to increased project revenue.  The costs of revenue did not increase proportionally to the increase in revenues indicating a shift from prototype systems which can experience higher costs of sales compared to revenues versus production systems which are now being implemented.  The costs of revenue for completed projects are now close to historical norms and is expected to continue improvement as the year progresses.  The lower rate of increase was also partially due to the decreases in costs of revenues in line with the decrease in revenue in the categories of IT asset management services and the budgeted decrease in maintenance and technical support.

Gross Profit

Gross Profit was $476,571 and $404,342 for the three months ended March 31, 2018 and 2017, respectively. The increase in gross profit of 18% was mainly the result of the increase in project revenues and the positive effect of new projects achieving gross margins close to historical norms.  However, the implementation of ASC 606 covering revenue from contracts with customers, has a temporary impact on overall gross margin during the reporting period as certain costs are recognized ahead of revenues. This increase was partially offset by slightly higher costs overall in the IT asset management costs as well as maintenance and technical support.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 and 2017 were $1,216,073 and $1,260,107 respectively, a 3% decrease of $44,034. This decrease in expenses was mainly due to a decrease in selling and marketing expenses, professional expenses and general and administration of $121,965. However, this decrease was offset by an increase of $77,931 in salaries, wages and contract labor and research and development expenses as the Company prepares for the implementation of new projects going forward.

Loss Before Other Expense

The loss from operations for the three months ended March 31, 2018 and 2017 was $739,502 and $855,765, respectively. The 14% decrease in loss from operations was mostly due to the overall increase in revenue for the period, the decrease in cost of revenues affecting the overall gross profit and slightly lower operating expenses during the quarter.

Interest Expense

Interest expense for the three months ended March 31, 2018 and 2017 was $5,728 and $921,314 respectively. The 99% decrease in interest expense in 2018 was almost entirely due to the elimination of non-cash charges incurred during 2017 in connection with debt discount and warrant amortization expense for bridge debt financing in 2016, which was subsequently repaid in late 2017.

Other Income

Other income for the three months ended March 31, 2018 and 2017 was $2,126 and $1, respectively.

Net Loss

The net loss for the three months ended March 31, 2018 and 2017 was $743,104 and $2,294,819, respectively, a 68% decrease. The $1,551,715 decrease in net loss is primarily attributable to the non-cash charges in 2017 of $921,314 in debt discount expense and $582,388 warrant derivative loss on debt related to bridge financing. Net loss applicable to Common Stock was $743,104 in 2018 versus $2,300,739 in 2017, a decrease of $1,557,635.  The loss applicable to common stock in the first quarter of 2017 reflected a charge for Preferred Stock Dividends of $5,920.  Net loss per common share was $(0.04) and $(1.21) for the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

Cash flows used in operating activities for the three months ended March 31, 2018 and 2017 were $1,627,913 and $675,526, respectively. The increase in cash flows used in operations for the three months ended March 31, 2018 was almost exclusively due to a more than $1.1 million increase in Accounts Receivable in concert with a $184,494 increase in costs and estimated earnings on uncompleted contracts. The draw down on cash as a result of these items is expected to be mitigated as time progresses and payments are received from clients.

Cash flows used in investing activities for the three months ended March 31, 2018 and 2017 were $124,113 and $16,266, respectively representing an increase in investments in software development and lab equipment during the first quarter of 2018.

Cash flows (used in) provided by financing activities for the three months ended March 31, 2018 and 2017 were ($122,951) and $570,601, respectively. Cash flows used in financing activities during 2018 were primarily attributable to repayments of existing notes and short-term credit facilities. Cash flows provided by financing activities during 2017 were primarily attributable to proceeds from the draws on notes payable, partially offset by repayments of existing notes and short-term credit facilities.

Since inception, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. As of May 11, 2018, we had cash on hand of approximately $385,000. We have approximately $131,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

Reverse Split

Effective April 26, 2017, the Company filed an Articles of Amendment to the Articles of Incorporation of the Company (the “Amendment”) to effectuate a reverse split of the Company’s issued and outstanding common stock at a ratio of 1-for-35 (the “Reverse Split”). As a result of the Reverse Split, every thirty-five (35) shares of the Company’s issued and outstanding common stock were consolidated into one (1) share of issued and outstanding common stock. The number of authorized shares remained unchanged. No fractional shares were issued in connection with the Reverse Split. Any fractional shares of common stock resulting from the Reverse Split were rounded up to the nearest whole share.

On April 28, 2017, the Company received notice from Financial Industry Regulatory Authority that the Reverse Split was approved and took effect at the opening of trading on May 22, 2017.

The Reverse Split has no impact on shareholders’ proportionate equity interests or voting rights in the Company or the par value of the Company’s common stock, which remains unchanged.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Our current capital and revenues are sufficient to fund such expansion although we are dependent on timely payments by our clients for projects and work in process.

Demand for the products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. In as much as a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations may be adversely affected by our competitors and prolonged recession periods although these are not considered to be a factor at present.

Our auditor has expressed substantial doubt regarding our ability to continue as a going concern. Management is unable to predict if and when we will be able to generate positive cash flow. Our plan regarding these matters is to use the funds from our most recent raise to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. If this is insufficient due to unforeseen circumstances, there can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. If we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing soon, we may seek protection under bankruptcy laws.

Off Balance Sheet Arrangements

We have no-off balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Estimates

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of assets acquired and liabilities assumed in business combinations, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of stock-based compensation, valuation of derivatives, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards and valuation of loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report, as amended on Form 10-K, filed with the U.S Securities and Exchange Commission on April 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as disclosed below, there were no unregistered sales of the Company’s equity securities during the first quarter of 2018.

On January 1, 2018, the Company issued 52,209 restricted shares of common stock to current and past members of the Company’s Board of Directors for the conversion of a portion of accrued board of director fees at a price valued at $1.00 per share. These 52,209 shares were issued under the 2016 Equity Compensation plan.

The issuance of the aforementioned securities were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit No.	Description
10.1	2016 Equity Incentive Plan (incorporated by reference to Appendix B of the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 22, 2017).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: May 15, 2018	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: May 15, 2018	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer