Form 10-Q
period 2018-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2018-08-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, Duos Technologies Group, Inc. had outstanding 20,707,157 shares of common stock, par value $0.001 per share.

SIGNATURES	30

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,753,596	$1,941,818
Accounts receivable, net	751,780	298,304
Contract assets	339,921	423,793
Prepaid expenses and other current assets	439,811	90,923
Total Current Assets	3,285,108	2,754,838

Property and equipment, net	169,170	65,362

OTHER ASSETS:
Software Development Costs, net	50,000	—
Patents and trademarks, net	44,270	45,978
Total Other Assets	94,270	45,978

TOTAL ASSETS	$3,548,548	$2,866,178

(Continued)

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,154,824	$812,618
Accounts payable - related parties	14,598	12,598
Notes payable - financing agreements	109,572	49,657
Notes payable - related parties	—	9,078
Line of credit	32,833	34,513
Payroll taxes payable	178,390	149,448
Accrued expenses	378,787	497,277
Contract liabilities	1,768,966	200,410
Deferred revenue	188,732	438,907
Total Current Liabilities	3,826,702	2,204,506

Notes payable - related party	—	39,137

Total Liabilities	3,826,702	2,243,643

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,485,000 shares available to be designated
Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at June 30, 2018 and December 31, 2017, convertible into common stock at $6.30 per share	—	—
Series B convertible cumulative preferred stock, $1,000 stated value per share, 15,000 shares designated; 2,830 issued and outstanding at June 30, 2018 and December 31, 2017, convertible into common stock at $0.50 per share	2,830,000	2,830,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 20,710,437 and 20,657,850 shares issued, 20,707,157 and 20,654,570 shares outstanding at June 30, 2018 and December 31, 2017, respectively	20,710	20,658
Additional paid-in capital	27,085,549	26,608,823
Total stock & paid-in-capital	29,936,259	29,459,481
Accumulated deficit	(30,066,413)	(28,688,946)
Sub-total	(130,154)	770,535
Less: Treasury stock (3,280 shares of common stock)	(148,000)	(148,000)
Total Stockholders' Equity (Deficit)	(278,154)	622,535

Total Liabilities and Stockholders' Equity (Deficit)	$3,548,548	$2,866,178

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES:
Project	$2,940,992	$591,119	$3,785,706	$951,606
Maintenance and technical support	252,447	310,974	509,893	626,301
IT asset management services	46,617	260,411	92,386	620,327
Total Revenues	3,240,056	1,162,504	4,387,985	2,198,234

COST OF REVENUES:
Project	1,846,871	375,729	2,394,670	721,856
Maintenance and technical support	108,193	87,592	211,516	234,994
IT asset management services	27,751	122,181	47,989	260,039
Total Cost of Revenues	1,982,815	585,502	2,654,175	1,216,889

GROSS PROFIT	1,257,241	577,002	1,733,810	981,345

OPERATING EXPENSES:
Selling and marketing expenses	74,403	50,182	115,624	118,929
Salaries, wages and contract labor	1,315,240	840,286	2,081,111	1,575,887
Research and development	143,081	72,380	278,361	159,998
Professional fees	59,937	84,580	123,801	204,733
General and administrative expenses	295,141	310,220	504,976	558,208
Total Operating Expenses	1,887,802	1,357,648	3,103,873	2,617,755

LOSS FROM OPERATIONS	(630,561)	(780,646)	(1,370,063)	(1,636,410)

OTHER INCOME (EXPENSES):
Interest Expense	(4,438)	(832,689)	(10,166)	(1,754,004)
Gain on settlement of debt	—	—	—	64,647
Warrant derivative gain (loss)	—	295,061	—	(287,327)
Other income, net	636	—	2,762	1
Total Other Income (Expense)	(3,802)	(537,628)	(7,404)	(1,976,683)

NET LOSS	(634,363)	(1,318,274)	(1,377,467)	(3,613,093)

Series A preferred stock dividends	—	(5,920)	—	(11,840)

Net loss applicable to common stock	$(634,363)	$(1,324,194)	$(1,377,467)	$(3,624,933)

NET LOSS APPLICABLE TO COMMON STOCK PER COMMON SHARE:
Basic & Diluted	$(0.03)	$(0.70)	$(0.07)	$(1.91)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic & Diluted	20,707,153	1,894,923	20,706,712	1,894,549

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Cash from operating activities:
Net loss	$(1,377,467)	$(3,613,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,714	24,599
Gain on settlement of debt	—	(64,647)
Stock based compensation	403,070	—
Stock issued for services	—	15,000
Interest expense related to debt discounts of notes payable	—	1,607,026
Warrant derivative loss	—	287,327
Changes in assets and liabilities:
Accounts receivable	(453,476)	(11,503)
Contract assets	83,872	191,504
Prepaid expenses and other current assets	(150,340)	123,750
Accounts payable	351,832	190,335
Accounts payable-related party	2,000	4,198
Payroll taxes payable	28,942	526,861
Accrued expenses	(54,781)	123,779
Contract liabilities	1,568,554	47,133
Deferred revenue	(250,175)	(300,532)
Net cash provided by (used in) operating activities	195,745	(848,263)

Cash flows from investing activities:
Software development costs	(60,000)	—
Purchase of patents/trademarks	(1,000)	—
Purchase of fixed assets	(134,814)	(22,009)
Net cash used in investing activities	(195,814)	(22,009)

Cash flows from financing activities:
Repayments of line of credit	(1,305)	—
Repayments of related party notes	(48,215)	(17,791)
Repayments of insurance and equipment financing	(138,633)	(94,960)
Repayments of notes payable	—	(172,500)
Proceeds of notes payable, net of 152,750 cash fees	—	1,022,250
Net cash (used in) provided by financing activities	(188,153)	736,999

Net decrease in cash	(188,222)	(133,273)
Cash, beginning of period	1,941,818	174,376
Cash, end of period	1,753,596	41,103

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,327	$109,884

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$73,708	$—
Accrued interest forgiven related to note payable settlement	$—	$20,697
Debt discount related to notes payable	$—	$1,295,592
Note issued for financing of insurance premiums	$198,548	$189,136

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (the “Company”), through its operating subsidiary “Duos Technologies, Inc. (“duostech”) is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems. duostech converges traditional security measures with information technologies to create “actionable intelligence.” duostech’s IP is built upon two of its core technology platforms (praesidium® and centraco®), both distributed as licensed software suites, and natively embedded within engineered turnkey systems. praesidium® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (AMS). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected. centraco® is a comprehensive user interface that includes the functionalities of a Physical Security Information Management (PSIM) system as well as those of an Enterprise Information System (EIS). This multi-layered interface can be securely installed as a stand-alone application suite inside a local area network or pushed outside a wide area network using the same browser-based interface. It leverages industry standards for data security, access, and encryption as appropriate. The platform also operates as a cloud-hosted solution.

The Company’s strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and growth through strategic acquisitions. The Company provides its broad range of technology solutions with an emphasis on mission critical security, inspection and operations within the rail transportation, commercial, petrochemical, government, and banking sectors. The Company also offers professional and consulting services for large data centers.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.

All share and per share amounts have been presented to give retroactive effect to a 1 for 35 reverse-stock split that occurred in May 2017.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company including its wholly-owned subsidiaries, Duos Technologies, Inc. and TrueVue 360, Inc. All inter-company transactions and balances are eliminated in consolidation.

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of June 30, 2018, balance in one financial institution exceeded federally insured limits by approximately $1,635,800.

Significant Customers and Concentration of Credit Risk

Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2018, two customers accounted for 56% and 14% of revenues, respectively. For the six months ended June 30, 2017, three customers accounted for 28%, 19% and 18% of revenues, respectively.

At June 30, 2018, four customers accounted for 44%, 20%, 15% and 12% of accounts receivable. At December 31, 2017, four customers accounted for 42%, 17%, 13% and 11% of accounts receivable, respectively.

Geographic Concentration

Approximately 17.22% of revenue is generated from three customers outside of the United States.

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

June 30, 2018

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At June 30, 2018, there was an aggregate of 25,216,332 outstanding warrants to purchase shares of common stock. At June 30, 2018, there was an aggregate of 1,836,000 shares of employee stock options to purchase shares of common stock. Also at June 30, 2018, 5,660,000 common shares were issuable upon conversion of Series B convertible preferred stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Stock Based Compensation

The Company accounts for employee stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

The Company accounts for non-employee stock-based compensation in accordance with ASC 505-50-25, “Equity Based Payments to Non-Employees,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to non-employees based on estimated fair values.

Determining Fair Value Under ASC 718-10

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term for employee stock options using the simplified method for employees and directors and the contractual term for non-employees. The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of this standard, which requires cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities. We have determined that there were no cash payments involved in debt extinguishment during the six months ended June 30, 2018, hence there will be no potential impact on our financial statements due to this update. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The amendments of this ASU are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the consolidated financial statements as well as transition methods.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the consolidated financial statements as well as transition methods.

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $1,377,467 for the six months ended June 30, 2018. During the same period, cash provided by operating activities was $195,745. The working capital deficit and accumulated deficit as of June 30, 2018 were $541,594 and $30,066,413. Some of these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, drive significant additional revenue and become profitable.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

On November 24, 2017, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with accredited investors in the aggregate principal amount of $11,031,371. This amount reflects both cash received and conversion of certain of the Company’s debt to equity. Part of the cash received was used to retire long-term debt and payables including full payment to the Internal Revenue Service, excluding accrued late fees in the amount of $108,262, in which the Company expects to start making monthly payments in June 2018 to pay down the accrued late fees. The remaining cash and near-term receivables and anticipated billings of approximately $2.1 million will be used to support operations for signed and anticipated contracts which are expected to generate revenues throughout 2018.

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

NOTE 3 – SOFTWARE DEVELOPMENT COSTS

At June 30, 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third-party and had passed the preliminary project stage prior to capitalization.

Software development costs consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Software Development Costs	$60,000	$—
Less: Accumulated amortization	(10,000)	—
Total	$50,000	$—

Amortization expense of software development costs for the six months ended June 30, 2018 and June 30, 2017 was $10,000 and zero, respectively.

NOTE 4 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	June 30, 2018		December 31, 2017
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$8,759	10.30%	$25,075	10.30%
Third Party - Insurance Note 2	2,740	10.00%	11,679	10.00%
Third Party - Insurance Note 3	64,500	8.80%	—
Third Party - Insurance Note 4	33,573	10.25%	12,903	9.24%
Total	$109,572		$49,657

The Company entered into an agreement on December 23, 2017 with its insurance provider by executing a $25,075 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 10.30% payable in monthly installments of principal and interest totaling $2,234 through October 23, 2018. The note balance as of June 30, 2018 and December 31, 2017 was $8,759 and $25,075, respectively.

The Company entered into an agreement on September 15, 2017 with its insurance provider by executing a $19,065 note payable (Insurance Note 2) issued to renew an insurance policy, secured by that policy, with an annual interest rate of 10.00% payable in monthly installments of principal and interest totaling $1,581 through October 15, 2018. At June 30, 2018 and December 31, 2017, the note payable balance was $2,740 and $11,679, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The Company entered into an agreement on February 3, 2018 with its insurance provider by executing a $127,561 note payable (Insurance Note 3) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.80% payable in monthly installments of principal and interest totaling $13,276 through November 3, 2018. At June 30, 2018 and December 31, 2017, the note payable balance was $64,500 and zero, respectively.

The Company entered into an agreement on April 15, 2017 with its insurance provider by executing a $49,000 note payable (Insurance Note 4) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.24% payable in monthly installments of principal and interest totaling $4,373 through February 15, 2018. The policy renewed on April 15, 2018 in the amount of $49,000 with an annual interest rate of 10.25% payable in monthly installments of principal and interest totaling $4,378. At June 30, 2018 and December 31, 2017, the note payable balance was $33,573 and $12,903, respectively.

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of:

	June 30, 2018		December 31, 2017
Notes Payable	Principal	Interest	Principal	Interest
CEO	$—	8%	$9,078	8%
Sub-total current portion	—		9,078
Add long-term portion-CEO	—		39,137
Total	$—		$48,215

On July 19, 2016, the Company received a $60,000 loan less fees of $75 for a related party loan with proceeds of $59,925 from the Company’s CEO. The promissory note carries an annual interest rate of 7.99% with a monthly installment payment of $1,052 through July 19, 2022. On January 5, 2018, the Company repaid the loan in full from the capital raise funds received in November 2017. As of June 30, 2018 and December 31, 2017, the outstanding balance was zero and $48,215, respectively.

NOTE 5 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed to future borrowing. The balance as of June 30, 2018 and December 31, 2017, was $32,833 and $34,513, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is 11.5% at June 30, 2018. The former CEO of ISA is the personal guarantor.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

As of the date hereof, the Company has paid its payroll taxes in full and the Company had appealed the IRS penalty payments for a reduction which was under review. The IRS has since responded, and the Company will be required to repay the penalties in connection with the delinquent payroll taxes. At June 30, 2018, the payroll taxes payable balance of $178,390 includes accrued late fees in the amount of $123,572. The Company has started making monthly payments in the amount of $15,000 starting in July 2018 to pay down the accrued late fees.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Licensing Agreement

The Company has entered into a new software license and configuration services agreement. The annual support and maintenance fee includes support and updates to the vendor’s Gateway software and customer access to their services (including web application, mobile application, and associated APIs) for gateway configuration, gateway monitoring and management, application configuration, application management, and automatic model updates.

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

NOTE 7 – RELATED PARTIES

Letter Agreements

With the closing of the Company’s private offering of common stock and warrants to purchase shares of the Company’s common stock (the “Private Offering”) on November 24, 2017, (i) Gianni B. Arcaini, the Chief Executive Officer, converted $700,543 of accrued salary into 700,543 shares of the Company’s common stock at $1.00 per share and was issued 700,543 warrants to purchase shares of common stock of the Company at an exercise price of $1.00 per share, expiring five years from the grant date; and ( (ii) Adrian G. Goldfarb, the Chief Financial Officer of the Company, converted $34,020 of liabilities into 34,020 shares of the Company’s common stock at $1.00 per share and was issued 34,020 warrants to purchase shares of common stock of the Company at an exercise price of $1.00 per share, expiring five years from the grant date.

As of June 30, 2018, and December 31, 2017, there was one note payable to a related party totaling zero and $48,215, respectively. (see Note 4)

NOTE 8 – STOCKHOLDERS’ EQUITY

Common stock issued for board of director fees

During the first quarter of 2018, the Company issued 52,209 shares of common stock totaling $73,708 for partial consideration in lieu of cash owed to members of the board of directors for their service in such capacity. These shares were valued at $26,105 or $0.50 based on a recent private investor offering, with a gain on settlement for $26,103 charged to additional paid in capital.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the period April 1, 2018 to June 30, 2018, was $403,070 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2018, the total compensation cost for stock options not yet recognized was approximately $67,407. This cost will be recognized over the remaining vesting term of the options of approximately 2½ years.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Employee Stock Options

A maximum of 2,500,000 shares are available for grant under the 2016 Plan, as amended, and all outstanding options under the Plan provide a cashless exercise feature. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2016 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event. As of June 30, 2018 and December 31, 2017, options to purchase 2,242,000 and zero shares of common stock were outstanding under the 2016 Plan, respectively.

The Company has no expired employee stock options at June 30, 2018.

	June 30, 2018
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	—	$—
Granted	2,242,000	$1.00
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—

Outstanding at June 30, 2018	2,242,000	$1.00

Exercisable at June 30, 2018	1,836,000	$1.00

Outstanding
Weighted average remaining contractual term		4.75
Aggregate intrinsic value		$—
Weighted average grant date fair value (per share)		$0.21

Exercisable
Weighted average remaining contractual term		4.75
Aggregate intrinsic value		—

Warrants

The following is a summary of activity for warrants to purchase common stock for the six months ended June 30, 2018:

	June 30, 2018
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at the beginning of the year	25,216,332	$.66	4.9
Warrants expired	—
Warrants issued	—
Warrants cancelled	—
Outstanding at end of period	25,216,332	.66	4.4
Exercisable at end of period	25,216,332	$.66	4.4

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 9 – REVENUES

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

In addition, the Company has adopted ASC 606-10-55-21 such that if the cost incurred is not proportionate to the progress in satisfying the performance obligation, we adjust the input method to recognize revenue only to the extent of the cost incurred. Therefore, the Company will recognize revenue at an equal amount to the cost of the goods to satisfy the performance obligation. To accurately reflect revenue recognition based on the input method, the Company has adopted the implementation guidance as set out in ASC 606-10-55-187 through 192.

Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred. Costs include direct material, direct labor, subcontract labor and other allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “contract assets”. Any billings of customers more than recognized revenues are recorded as a liability in “contract liabilities”. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

NOTE 10 – CONTRACT ACCOUNTING

Contract Assets

Contract assets on uncompleted contracts represents costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At June 30, 2018 and December 31, 2017, contract assets on uncompleted contracts consisted of the following

	June 30, 2018	December 31. 2017
Costs and estimated earnings recognized	$638,861	$1,613,731
Less: Billings or cash received	(298,940)	(1,189,938)
Contract assets	$339,921	$423,793

Contract Liabilities

Contract liabilities on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

At June 30, 2018 and December 31, 2017, contract liabilities on uncompleted contracts consisted of the following:

	June 30, 2018	December 31. 2017
Billings and/or cash receipts on uncompleted contracts	$3,978,831	$573,847
Less: Costs and estimated earnings recognized	(2,209,865)	(373,437)
Contract liabilities	$1,768,966	$200,410

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

IT Asset Management Services

The Company’s ITAM business generates revenues under contract with customers from three sources: (1) Professional Services (consulting and auditing); (2) Software licensing with optional hardware sales and (3) Customer Service (training and maintenance support).

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Multiple Elements

Arrangements with customers may involve multiple elements including project revenue and maintenance services in our Intelligent Technology Systems business. Maintenance will occur after the project is completed and may be provided on an extended-term basis or on an as-needed basis. In our ITAM business, multiple elements may include any of the above four sources. Training and maintenance on software products may occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product. Revenue recognition for multiple element arrangement is as follows:

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

Qualitative:

1.

We have three distinct revenue sources:

a.

Turnkey, engineered projects;

b.

Associated maintenance and support services; and

c.

Professional services related to auditing of data center assets.

2.

We currently operate in North America including the USA, Mexico and Canada.

3.

Our customers include rail transportation, commercial, petrochemical, government, banking and IT suppliers.

4.

Our contracts are fixed-price and fall into two duration types:

a.

Turnkey engineered projects and professional service contracts are less than 1 year in duration and are typically three to nine months in length; and

b.

Maintenance and support contracts range from one to five years in length.

5.

Transfer of goods are services are over time.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Quantitative:

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets

North America	$1,134,107	$2,454,161	$35,529	$448,854	$222,948	$92,386	$4,387,985

Major Goods and Service Lines

Turnkey Projects	$703,381	$2,452,421	$133	$411,416	$218,355	$—	$3,785,706
Maintenance & Support	430,726	1,740	35,396	37,438	4,593	—	509,893
Data Center Auditing Services	—	—	—	—	—	92,386	92,386
	$1,134,107	$2,454,161	$35,529	$448,854	$222,948	$92,386	$4,387,985

Timing of Revenue Recognition

Goods transferred over time	$703,381	$2,452,421	$133	$411,416	$218,355	$—	$3,785,706
Services transferred over time	430,726	1,740	35,396	37,438	4,593	92,386	602,279
	$1,134,107	$2,454,161	$35,529	$448,854	$222,948	$92,386	$4,387,985

NOTE 11 – SUBSEQUENT EVENTS

On July 12, 2018, the Company filed an action against Advanced Detection Technologies, LLC (“Advanced Detection”) for failure to deliver certain components that met the specifications defined by the Company. Advanced Detection also refused to accept a return of the sub-standard equipment or provide a refund to the Company which had paid in full. The suit further alleges that the defendant’s technical materials were misleading in their ability to meet the required standards. Success or failure of this action is not material to the Company’s operations or finances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Form 10-Q and other reports or schedules filed by the Company from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “may,” “will,” “will likely result,” “project,” “continue,” “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to many uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

Any one or more of these uncertainties, risks, and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Duos Technologies Group, Inc. was incorporated in Florida on May 31, 1994 (the “Company”) under the original name of Information Systems Associates, Inc. (“ISA”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015. duostech was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, employs approximately 46 people and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, centraco®.

The Company, through its operating subsidiary duostech, is primarily engaged in the design and deployment of advanced, artificial intelligence driven intelligent technologies systems. The Company converges traditional security measures with information technologies to create “actionable intelligence.”

The Company’s growth strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and through strategic acquisitions. The Company provides its broad range of technology solutions with an emphasis on mission critical security, inspection and operations within the rail transportation, commercial, petrochemical, government, and banking sectors. The Company also offers professional and consulting services for large data centers.

Specifically, based upon the current and anticipated business growth, the Company is investing in resources to focus on execution its target markets, including but not limited to rail, distribution centers and security. We continue to evaluate key requirements within those markets and add development resources to allow us to compete for additional projects to drive revenue additional growth.

Further, the Company is broadening its offerings in the IT asset management (“ITAM”) space for large data centers. During the quarter ended June 30, 2018, the Company announced its dcVue software which is the basis for expanded offerings into this market area. The dcVue offering is a new software platform that replaces the Company’s OSPI system that was commercially marketed from 2010 until 2015. OSPI was used by Duos’ ITAM auditing teams until early this year and has now been replaced by dcVue. dcVue is based upon the Company’s On-Site Physical Inventory (OSPI) patent which was awarded in 2010. The Company will be making dcVue available for license to our clients later this year as a licensed software product. The Company intends to further develop our ITAM offerings for the largest data centers with the objective of offering existing Company technologies for data and video analytics. The Company implemented a new plan to expand and focus its sales efforts through the addition of strategic partners.

Prospects and Outlook

Over the past several years, we have made substantial investments in product research and development and achieved significant milestones in the development of our technology and turnkey solutions. We have made progress in penetrating the market with our proprietary technology solutions, specifically in the rail industry which is currently undergoing a major shift in maintenance strategies. We believe that this shift will be a significant motivating factor for the industry’s use of our technologies.

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

Comparison for the Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	June 30,
	2018	2017

Revenue	$3,240,056	$1,162,504
Cost of revenue	1,982,815	585,502
Gross profit	1,257,241	577,002
Operating expenses	1,887,802	1,357,648
Loss from operations	(630,561)	(780,646)
Other expense	(3,802)	(537,628)
Net loss	(634,363)	(1,318,274)
Series A preferred stock dividends	—	(5,920)
Net loss applicable to common stock	$(634,363)	$(1,324,194)

Revenues

	For the Three Months Ended
	June 30, 2018
	2018	2017	% Change
Revenues:
Projects	$2,940,992	$591,119	398%
Maintenance and technical support	252,447	310,974	-19%
IT asset management services	46,617	260,411	-82%
Total revenue	$3,240,056	$1,162,504	179%

The significant increase in overall revenues is driven by the current strength of the projects portion of our business currently being undertaken. This is partially due to the recent capital raise which, among other things, has enabled the company to more aggressively pursue large projects which require the ability to deploy resources. The large increase in project revenues was offset during the quarter by reductions in both the maintenance and technical support and ITAM revenues. The maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The reduction reflects the shift away from some legacy systems and shift to the next generation of systems which are being installed currently. The expectation is that revenues from this area will be flat for the rest of this year and then begin to grow based on the success of installations in 2018.

The reduction in ITAM services is due to the conclusion of a large project late in 2017. The division also released a new version of its software which is anticipated to broaden market acceptance of the offerings in the space with a positive impact on revenues anticipated later in 2018.

Cost of Revenues

	For the Three Months Ended
	June 30, 2018
	2018	2017	% Change
Cost of revenues:
Projects	$1,846,871	$375,729	392%
Maintenance and technical support	108,193	87,592	24%
IT asset management services	27,751	122,181	-77%
Total cost of revenues	$1,982,815	$585,502	239%

Cost of revenues on projects increased in line with the large increase in revenues. The overall gross margin was negatively impacted during the period compared to the equivalent period in 2017, because of certain changes related to accounting for projects in line with the Company’s implementation of ASC 606. The variance is due to the timing of revenue recognition on equipment margins during the project implementation and has no effect on the profitability of a project upon substantial completion. Cost of Revenues increased on maintenance and technical support representing a shift in the client base and certain costs being higher overall in this area. The effect of this is anticipated to be mitigated over time as the revenues increase and the costs are amortized over a higher revenue base.

ITAM cost of revenues were significantly lower in line with lower revenues during the period.

Gross Profit

	For the Three Months Ended
	June 30, 2018
	2018	2017	% Change

Revenues	$3,240,056	$375,729	39%
Cost of revenues	1,982,815	87,592	50%
Gross profit	$1,257,241	$577,002	118%

Gross Profit was $1,257,241 or 39% of revenues compared to $577,002 or 50% of revenues for the three months ended June 30, 2018 and 2017, respectively. The overall increase in gross profit of 118% was mainly the result of the increase in project revenues and the positive effect of revenue increases from new projects. As previously discussed, the implementation of ASC 606 covering revenue from contracts with customers, has a temporary impact on overall gross margin during the reporting period as certain costs are recognized ahead of revenues. Management anticipates the overall gross margins for the business to be close to historical norms for the full year,

Operating Expenses

	For the Three Months Ended
	June 30, 2018
	2018	2017	% Change
Operating expenses:
Selling and marketing expenses	$74,403	$50,182	48%
Salaries, wages and contract labor	1,315,240	840,286	57%
Research and development	143,081	72,380	98%
Professional fees	59,937	84,580	-29%
General and administration	295,141	310,220	-5%
Total operating expense	$1,887,802	$1,357,648	39%

Operating expenses were higher by 39% for the equivalent period in 2017. Selling and marketing expenses and research and development both increased in line with the Company’s investment in resources to grow the business. The 57% increase in salaries, wages and contract labor is higher during the period due to the recording of grants of stock options to employees. The total amount for this grant was $403,070 which was non-cash in nature. Excluding this item, salaries and wages grew by less than 10% over the equivalent quarter one year before. Professional fees were lower due to lower expenses related to legal fees. Other G&A costs were in line with the equivalent quarter in 2017.

Loss Before Other Expense

The loss from operations for the three months ended June 30, 2018 and 2017 was $630,561 and $780,646, respectively. The 19% decrease in loss from operations was mostly due to the overall increase in revenue for the period, offset by a lower gross margin because of the revised revenue recognition standards.

Interest Expense

Interest expense for the three months ended June 30, 2018 and 2017 was $4,438 and $832,689 respectively. The 99% decrease in interest expense in 2018 was almost entirely due to the elimination of non-cash charges incurred during 2017 in connection with debt discount and warrant amortization expense related to debt financing in 2016 that was subsequently repaid in late 2017.

Other Income

Other income for the three months ended June 30, 2018 and 2017 was $636 and zero, respectively. The increase in other income is interest income earned on the money market banking account established in December 2017.

Net Loss

The net loss for the three months ended June 30, 2018 and 2017 was $634,363 and $1,318,274, respectively, a 52% decrease. The $683,911 decrease in net loss is primarily attributable to the non-cash charges in 2017 of $832,689 in debt discount expense and $295,061 warrant derivative gain on debt related to debt financing. The loss applicable to common stock in the second quarter of 2017 reflected a charge for preferred stock dividends of $5,920. Net loss per common share was $(0.03) and $(0.70) for the three months ended June 30, 2018 and 2017.

Comparison for the Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended
	June 30,
	2018	2017

Revenue	$4,387,985	$2,198,234
Cost of revenue	2,654,175	1,216,889
Gross profit	1,733,810	981,345
Operating expenses	3,103,873	2,617,755
Loss from operations	(1,370,063)	(1,636,410)
Other expense	(7,404)	(1,976,683)
Net loss	(1,377,467)	(3,613,093)
Series A preferred stock dividends	—	(11,840)
Net loss applicable to common stock	$(1,377,467)	$(3,624,933)

Revenues

	For the Six Months Ended
	June 30, 2018
	2018	2017	% Change
Revenues:
Projects	$3,785,706	$951,606	298%
Maintenance and technical support	509,893	626,301	-19%
IT asset management services	92,386	620,327	-85%
Total revenues	$4,387,985	$2,198,234	100%

The significant increase in overall revenues is driven by the overall current strength in the Projects business. The overall improvement in project revenues was offset during the period by reductions in both the maintenance and technical support and ITAM services revenues. As previously described, the maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The reduction reflects the shift away from some legacy systems and shift to the next generation of systems which are being installed currently. The expectation is that revenues from this area will be flat for the rest of this year and then begin to grow based on the success of installations in 2018.

The reduction in ITAM is due to the conclusion of a large project late in 2017. The division also released a new version of its software which is anticipated to broaden market acceptance of the offerings in the space with a positive impact on revenues anticipated later in 2018.

Cost of Revenues

	For the Six Months Ended
	June 30, 2018
	2018	2017	% Change
Cost of revenues:
Projects	$2,394,670	$721,856	232%
Maintenance and technical support	211,516	234,994	-10%
IT asset management services	47,989	260,039	-82%
Total cost of revenues	$2,654,175	$1,216,889	118%

For the half year, cost of revenues on projects increased at a slower rate than the increase in revenues which is a positive trend. The overall gross margin was negatively impacted during the period compared to the equivalent period in 2017 because of certain changes related to accounting for projects in line with the Company’s implementation of ASC 606. The variance is due to the timing of revenue recognition on equipment margins during the project implementation and has no effect on the profitability of a project upon substantial completion. Cost of revenues decreased on maintenance and technical support at a slightly greater rate than the reduction in revenues representing a shift in the client base and certain costs being higher overall in this area. The effect of this is anticipated to be mitigated over time as the revenues increase and the costs are amortized over a higher revenue base.

ITAM cost of revenues were significantly lower in line with lower revenues during the period. ITAM costs are directly variable to the revenues due to the nature of this type of work and the extensive use of specialized contractors for implementation.

Gross Profit

	For the Six Months Ended
	June 30, 2018
	2018	2017	% Change

Revenues	$4,387,985	$2,198,234	40%
Cost of revenues	2,654,175	1,216,889	45%
Gross profit	$1,733,810	$981,345	77%

Gross Profit was $1,733,810 or 40% of revenues compared to $981,345 or 45% of revenues for the six months ended June 30, 2018 and 2017, respectively. The overall increase in gross profit of 77% was mainly the result of the increase in project revenues and the positive effect of revenue increases from new projects. As previously discussed, the implementation of ASC 606 covering revenue from contracts with customers, has a temporary impact on overall gross margin during the reporting period as certain costs are recognized ahead of revenues. Management anticipates the overall gross margins for the business to be close to historical norms for the full year,

Operating Expenses

	For the Six Months Ended
	June 30, 2018
	2018	2017	% Change
Operating expenses:
Selling and marketing expenses	$115,624	$118,929	-3%
Salaries, wages and contract labor	2,081,111	1,575,887	32%
Research and development	278,361	159,998	74%
Professional fees	123,801	204,733	-40%
General and administration	504,976	558,208	-10%
Total operating expense	$3,103,873	$2,617,755	19%

Operating expenses were higher by 19% for the equivalent period in 2017. Research and development expenses increased in line with the Company’s investment in resources to grow the business. The 32% increase in salaries, wages and contract labor is higher during the period due to the recording of grants of stock options to employees in the second quarter of 2018. The total amount for this grant was $403,070 which was non-cash in nature. Excluding this item, salaries and wages grew by just 9% over the equivalent period one year before. Professional fees were 40% lower due to lower expenses related to legal fees. Other G&A costs were lower than the equivalent quarter in 2017. Overall, considering the non-cash stock options grant, overall expenses were up only 10% for the period and significantly below the rate of increase in revenues even if the non-cash compensation is included in this measurement. This is a positive indicator as the Company moves to reduces its historical losses and move towards operational breakeven.

Loss Before Other Expense

The loss from operations for the six months ended June 30, 2018 and 2017 was $1,370,063 and $1,636,410, respectively. The 16% decrease in loss from operations was mostly due to the overall increase in revenue for the period, offset by adoption of the new revenue recognition standard. The improvement in overall operating margins is expected to continue throughout 2018 as projects are completed and the Company recognizes revenues deferred from the current period as a consequence of the revised revenue recognition standards.

Interest Expense

Interest expense for the six months ended June 30, 2018 and 2017 was $10,166 and $1,754,004 respectively. The 100% decrease in interest expense in 2018 was almost entirely due to the elimination of non-cash charges incurred during 2017 in connection with debt discount and warrant amortization expense related to debt financing in 2016 that was subsequently repaid in late 2017.

Other Income

Other income for the six months ended June 30, 2018 and 2017 was $2,762 and $1, respectively. The increase in other income is interest income earned on the money market banking account established in December 2017.

Net Loss

The net loss for the six months ended June 30, 2018 and 2017 was $1,377,467 and $3,613,093, respectively, a 62% decrease. The $2,235,626 decrease in net loss is primarily attributable to the non-cash charges in 2017 of $1,754,003 in debt discount expense and $287,327 warrant derivative loss on debt related to debt financing. Net loss applicable to common stock was $1,377,467 in 2018 versus $3,624,933 in 2017, a decrease of $2,247,466. The loss applicable to common stock in the first half of 2017 reflected a charge for preferred stock dividends of $11,840. The Series A preferred stock was retired in full at the end of 2017. Net loss per common share was $(0.07) and $(1.91) for the six months ended June 30, 2018 and 2017, a substantial improvement.

Liquidity and Capital Resources

As of June 30, 2018, the Company has a working capital deficit of $541,594, including $1,753,596 of cash. We have incurred net loss of $1,377,467 for the six months ended June 30, 2018.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	June 30, 2018	June 30, 2017
Net cash provided/used in operating activities	$195,745	$(848,263)
Net cash used in investing activities	(195,814)	(22,009)
Net cash used/provided in financing activities	(188,153)	736,999
Net decrease in cash	$188,222	$133,273

Cash flows provided in operating activities for the six months ended June 30, 2018 was $195,745 and cash flows used during the same period of 2017 was $848,263. The decrease in cash flows used in operations for the six months ended June 30, 2018 was almost exclusively due to a more than $1.5 million increase in contract liabilities.

Cash flows used in investing activities for the six months ended June 30, 2018 and 2017 were $195,814 and $22,009, respectively representing an increase in investments in software development and lab equipment during the six months of 2018.

Cash flows used in financing activities for the six months ended June 30, 2018 was $188,153 and cash flows provided in the same period 2017 was $736,999. Cash flows used in financing activities during 2018 were primarily attributable to repayments of existing notes and short-term credit facilities. Cash flows provided by financing activities during 2017 were primarily attributable to proceeds from the draws on notes payable, partially offset by repayments of existing notes and short-term credit facilities.

Since inception, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. As of August 10, 2018, we had cash on hand of approximately $420,000. We have approximately $135,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

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

Going Concern and Liquidity

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the condensed consolidated financial statements, the Company had negative working capital and an accumulated deficit of $541,594 and $30,066,413, respectively, at June 30, 2018. In addition, the Company had a loss from operations of $1,370,063 and cash provided in operating activities of $195,745 for the six months ended June 30, 2018.

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Our auditor has expressed substantial doubt regarding our ability to continue as a going concern. Our plan regarding these matters is to use the funds from our most recent raise to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. If this is insufficient due to unforeseen circumstances, there can be no assurances that financing will be available or if available, that such financing will be available under favorable terms.

Management believes that the Company has reached the point where anticipated profitable operations from current backlog in the second half of the year will allow continuation as a going concern for a period of at least twelve months from the date these financial statements have been issued. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered services. If the Company is unable to complete on some of its revenue producing opportunities in the near term, the ability to continue as a going concern may be materially impacted.

Off Balance Sheet Arrangements

We have no-off balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Estimates

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collections on the account, historical trends are evaluated, and specific customer issues are reviewed to arrive at appropriate allowances. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers.

Share-Based Compensation

The Company accounts for employee stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

The Company accounts for non-employee stock-based compensation in accordance with ASC 505-50-25, “Equity Based Payments to Non-Employees,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to non-employees based on estimated fair values.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On July 12, 2018 the Company filed an action against one of the Company’s vendors. The Vendor supplied a component that was subsequently determined by the Company’s engineering staff to not meet the stated criteria for implementation and did not meet the Vendor’s own stated technical specifications. Attempts to resolve the situation with the Vendor directly were not successful (see Note 11). We do not believe this matter will have a material adverse effect on our financial condition or results of operations and we are not involved in any other matters that could have such an effect.

Other than the matter described above, there is no other action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report, as amended on Form 10-K, filed with the U.S Securities and Exchange Commission on April 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2018, the Company issued 2,242,000 options to purchase shares of the Company's common stock exercisable immediately and over a 5-year period at an exercise price of $1.00 per share granted to employees and directors.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not "public offerings" as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: August 13, 2018	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: August 13, 2018	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer