Form 10-Q
period 2018-09-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2018-11-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of November 13, 2018, Duos Technologies Group, Inc. had outstanding 21,007,157 shares of common stock, par value $0.001 per share.

SIGNATURES	29

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,572,051	$1,941,818
Accounts receivable, net	1,391,447	298,304
Contract assets	347,565	423,793
Prepaid expenses and other current assets	249,162	90,923

Total Current Assets	3,560,225	2,754,838

Property and equipment, net	170,899	65,362

OTHER ASSETS:
Software Development Costs, net	45,000	—
Patents and trademarks, net	47,428	45,978
Total Other Assets	92,428	45,978

TOTAL ASSETS	$3,823,552	$2,866,178

(Continued)

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$981,310	$812,618
Accounts payable - related parties	13,473	12,598
Notes payable - financing agreements	69,038	49,657
Notes payable - related parties	—	9,078
Line of credit	31,516	34,513
Payroll taxes payable	200,119	149,448
Accrued expenses	441,091	497,277
Contract liabilities	1,258,159	200,410
Deferred revenue	279,375	438,907

Total Current Liabilities	3,274,081	2,204,506

Notes payable - related party	—	39,137

Total Liabilities	3,274,081	2,243,643

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,485,000 shares available to be designated
Series A redeemable convertible cumulative preferred stock, $10 stated value per share,500,000 shares designated; 0 issued and outstanding at September 30, 2018 and December 31, 2017, convertible into common stock at $6.30 per share	—	—
Series B convertible cumulative preferred stock, $1,000 stated value per share, 15,000 shares designated; 2,830 issued and outstanding at September 30, 2018 and December 31, 2017, convertible into common stock at $0.50 per share	2,830,000	2,830,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 21,010,437 and 20,657,850 shares issued, 21,007,157 and 20,654,570 shares outstanding at September 30, 2018 and December 31, 2017, respectively	21,010	20,658
Additional paid-in capital	27,280,249	26,608,823
Total stock & paid-in-capital	30,131,259	29,459,481
Accumulated deficit	(29,433,788)	(28,688,946)
Sub-total	697,471	770,535
Less: Treasury stock (3,280 shares of common stock)	(148,000)	(148,000)
Total Stockholders' Equity	549,471	622,535

Total Liabilities and Stockholders' Equity	$3,823,552	$2,866,178

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES:
Project	$4,731,106	$561,022	$8,516,812	$1,512,628
Maintenance and technical support	371,110	288,137	881,004	914,438
IT asset management services	—	196,576	92,386	816,903

Total Revenues	5,102,216	1,045,735	9,490,202	3,243,969

COST OF REVENUES:
Project	2,684,785	458,337	5,079,455	1,180,193
Maintenance and technical support	89,077	131,363	300,593	366,357
IT asset management services	—	68,691	47,989	328,730

Total Cost of Revenues	2,773,862	658,391	5,428,037	1,875,280

GROSS PROFIT	2,328,354	387,344	4,062,165	1,368,689

OPERATING EXPENSES:
Selling and marketing expenses	73,468	27,104	189,092	146,031
Salaries, wages and contract labor	1,072,029	784,012	3,153,138	2,359,899
Research and development	122,755	65,984	401,116	225,982
Professional fees	63,878	87,366	187,679	292,099
General and administrative expenses	359,991	210,398	864,969	768,606

Total Operating Expenses	1,692,121	1,174,864	4,795,994	3,792,617

INCOME (LOSS) FROM OPERATIONS	636,233	(787,520)	(733,829)	(2,423,928)

OTHER INCOME (EXPENSES):
Interest Expense	(4,589)	(1,525,894)	(14,755)	(3,279,898)
Gain on settlement of debt	—	—	—	64,647
Warrant derivative gain	—	2,188,546	—	1,901,219
Other income, net	981	—	3,742	1

Total Other Income (Expense)	(3,608)	662,652	(11,013)	(1,314,031)

NET INCOME (LOSS)	632,625	(124,868)	(744,842)	(3,737,959)

Series A preferred stock dividends	—	(5,920)	—	(17,760)

Net income (loss) applicable to common stock	$632,625	$(130,788)	$(744,842)	$(3,755,719)

Basic Net Income (Loss) Per Share	$0.03	$(0.07)	$(0.04)	$(1.98)
Diluted Net Income (Loss) Per Share	$0.02	$(0.07)	$(0.04)	$(1.98)

Weighted Average Shares-Basic	20,752,450	1,899,716	20,724,153	1,896,578
Weighted Average Shares-Diluted	26,412,450	1,899,716	20,724,153	1,896,578

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash from operating activities:
Net loss	$(744,842)	$(3,737,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,318	36,519
Gain on settlement of debt	—	(64,647)
Stock based compensation	403,070	—
Stock issued for services	—	40,000
Interest expense related to debt discounts of notes payable	—	3,064,086
Warrant derivative gain	—	(1,901,219)
Changes in assets and liabilities:
Accounts receivable	(1,093,143)	(326,160)
Contract assets	76,228	131,587
Prepaid expenses and other current assets	58,934	207,936
Accounts payable	168,692	622,946
Accounts payable-related party	875	1,238
Payroll taxes payable	50,671	734,190
Accrued expenses	17,523	455,780
Contract liabilities	1,057,747	23,221
Deferred revenue	(159,532)	(333,626)
Net cash used in operating activities	(92,459)	(1,046,108)

Cash flows from investing activities:
Software development costs	(60,000)	—
Purchase of patents/trademarks	(5,500)	—
Purchase of fixed assets	(157,804)	(22,549)
Net cash used in investing activities	(223,304)	(22,549)

Cash flows from financing activities:
Bank overdraft		688
Repayments of line of credit	(2,997)	—
Repayments of related party notes	(48,215)	(19,911)
Repayments of insurance and equipment financing	(197,792)	(153,496)
Repayments of notes payable	—	(172,500)
Proceeds from warrants exercised	195,000	—
Proceeds of notes payable, net of 185,250 cash fees	—	1,239,750
Net cash (used in) provided by financing activities	(54,004)	894,531

Net decrease in cash	(369,767)	(174,126)
Cash, beginning of period	1,941,818	174,376
Cash, end of period	1,572,051	250

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,411	$110,919

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$73,708	$—
Accrued interest forgiven related to note payable settlement	$—	$20,697
Debt discount related to notes payable	$—	$1,571,250
Note issued for financing of insurance premiums	$217,173	$208,201

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (the “Company”), through its operating subsidiary Duos Technologies, Inc. (“duostech”) is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems. duostech converges traditional security measures with information technologies to create “actionable intelligence.” duostech’s IP is built upon two of its core technology platforms (praesidium® and centraco®), both distributed as licensed software suites, and natively embedded within engineered turnkey systems. praesidium® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (AMS). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected. centraco® is a comprehensive user interface that includes the functionalities of a Physical Security Information Management (PSIM) system as well as those of an Enterprise Information System (EIS). This multi-layered interface can be securely installed as a stand-alone application suite inside a local area network or pushed outside a wide area network using the same browser-based interface. It leverages industry standards for data security, access, and encryption as appropriate. The platform also operates as a cloud-hosted solution.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.

All share and per share amounts have been presented to give retroactive effect to a 1-for-35 reverse-stock split that occurred in May 2017.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company including its wholly-owned subsidiaries, Duos Technologies, Inc. and TrueVue 360, Inc. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of derivatives, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of September 30, 2018, balance in one financial institution exceeded federally insured limits by approximately $1,656,500.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2018, two customers accounted for 47% and 36% of revenues, respectively. For the nine months ended September 30, 2017, three customers accounted for 25%, 19% and 19% of revenues, respectively.

At September 30, 2018, four customers accounted for 30%, 22%, 12%, and 10% of accounts receivable. At December 31, 2017, four customers accounted for 42%, 17%, 13% and 11% of accounts receivable, respectively.

Geographic Concentration

Approximately 49% of revenue is generated from three customers outside of the United States.

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

September 30, 2018

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At September 30, 2018, there was an aggregate of 24,916,332 outstanding warrants to purchase shares of common stock. At September 30, 2018, there was an aggregate of 2,242,000 shares of employee stock options to purchase shares of common stock of which 406,000 are currently unvested. All warrants and options were excluded from the calculation of dilutive earnings per share because none of them were in the money at September 30, 2018. However, at September 30, 2018, 5,660,000 common shares issuable upon conversion of Series B convertible preferred stock, were included in the computation of dilutive earnings per share.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

3.

Determine the transaction price;

4.

Allocate the transaction price to separate performance obligations; and

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230). This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard is effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We have completed an initial evaluation of this standard, which requires cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities. We have determined that there were no cash payments involved in debt extinguishment during the nine months ended September 30, 2018, hence there will be no potential impact on our financial statements due to this update. We will continue to evaluate the potential impact of this guidance on our consolidated financial statements.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $744,842 for the nine months ended September 30, 2018. During the same period, cash used in operating activities was $92,459. The working capital and accumulated deficit as of September 30, 2018 were $286,144 and $29,433,788. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

While the company attained profitability in the three-month period ending September 30, 2018, the ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, drive significant additional revenue and achieve profitability on a sustained basis.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Effective November 24, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Purchasers purchased 16,402,742 shares of common stock, 22,068,742 purchaser warrants (the “Offering Warrants”), and 2,830 shares of Series B Preferred Stock (collectively, the “SPA Securities”) worth $11,031,371 (including the conversion of liabilities and redemptions of shares of the Company’s Series A Preferred Stock) (the “Private Offering”).  Part of the cash received was used to retire long-term debt and payables including full payment to the Internal Revenue Service, excluding accrued late fees in the amount of $108,262, in which the Company is making monthly payments in the amount of $15,000 which began in July 2018 to pay down the accrued late fees. The remaining cash and near-term receivables and anticipated billings of approximately $2.1 million will be used to support operations for signed and anticipated contracts which are expected to generate revenues throughout 2018, as well as a growth plan implemented throughout 2018.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability without the requirement to raise additional capital for existing operations. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to execute the plan described above, generate sufficient revenue and to attain consistently profitable operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SOFTWARE DEVELOPMENT COSTS

At September 30, 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third-party and had passed the preliminary project stage prior to capitalization.

Software development costs consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Software Development Costs	$60,000	$—
Less: Accumulated amortization	(15,000)	—
Total	$45,000	$—

Amortization expense of software development costs for the nine months ended September 30, 2018 and September 30, 2017 was $15,000 and zero, respectively.

NOTE 4 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	September 30, 2018		December 31, 2017
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$2,219	10.30%	$25,075	10.30%
Third Party - Insurance Note 2	19,804	10.00%	11,679	10.00%
Third Party - Insurance Note 3	25,818	8.80%	—
Third Party - Insurance Note 4	21,197	10.25%	12,903	9.24%
Total	$69,038		$49,657

The Company entered into an agreement on December 23, 2017 with its insurance provider by executing a $25,075 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 10.30% payable in monthly installments of principal and interest totaling $2,234 through October 23, 2018. The balance of Insurance Note 1 as of September 30, 2018 and December 31, 2017 was $2,219 and $25,075, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The Company entered into an agreement on September 15, 2018 renewing with its insurance provider by executing a $15,810 note payable (Insurance Note 2), secured by that policy, with an annual interest rate of 10.75% payable in monthly installments of principal and interest totaling $1,660 through July 15, 2019. At September 30, 2018 and December 31, 2017, the balance of Insurance Note 2 was $19,804 and $11,679, respectively.

The Company entered into an agreement on February 3, 2018 with its insurance provider by executing a $127,561 note payable (Insurance Note 3) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.80% payable in monthly installments of principal and interest totaling $13,276 through November 3, 2018. At September 30, 2018 and December 31, 2017, the balance of Insurance Note 3 was $25,818 and zero, respectively.

The Company entered into an agreement on April 15, 2017 with its insurance provider by executing a $49,000 note payable (Insurance Note 4) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.24% payable in monthly installments of principal and interest totaling $4,373 through February 15, 2018. The policy renewed on April 15, 2018 in the amount of $49,000 with an annual interest rate of 10.25% payable in monthly installments of principal and interest totaling $4,378. At September 30, 2018 and December 31, 2017, the balance of Insurance Note 4 was $21,197 and $12,903, respectively.

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of:

	September 30, 2018		December 31, 2017
Notes Payable	Principal	Interest	Principal	Interest
CEO	$—	8%	$9,078	8%
Sub-total current portion	—		9,078
Add long-term portion-CEO	—		39,137
Total	$—		$48,215

On July 19, 2016, the Company received a $60,000 loan less fees of $75 for a related party loan with proceeds of $59,925 from the Company’s CEO. The promissory note carries an annual interest rate of 7.99% with a monthly installment payment of $1,052 through July 19, 2022. On January 5, 2018, the Company repaid the loan in full from the funds received in November 2017 as a result of that capital raise. As of September 30, 2018, and December 31, 2017, the outstanding balance was zero and $48,215, respectively.

NOTE 5 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed to future borrowing. The balance as of September 30, 2018 and December 31, 2017, was $31,516 and $34,513, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is 11.5% at September 30, 2018. The former CEO of ISA is the personal guarantor.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

As of the date hereof, the Company has paid its payroll taxes in full and the Company had appealed the IRS penalty payments for a reduction which was under review. The IRS has since responded, and the Company will be required to repay the penalties in connection with the delinquent payroll taxes. At September 30, 2018, the payroll taxes payable balance of $200,119 includes accrued late fees in the amount of $138,572. The Company has started making monthly payments in the amount of $15,000 starting in July 2018 to pay down the accrued late fees.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Licensing Agreement

The Company has entered into a new software license and configuration services agreement with a third-party vendor. The annual support and maintenance fees of approximately $300,000 include support and updates to the vendor’s Gateway software and customer access to their services (including web application, mobile application, and associated APIs) for gateway configuration, gateway monitoring and management, application configuration, application management, and automatic model updates.

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

NOTE 7 – RELATED PARTIES

Letter Agreements

In connection with the closing of the Company’s Private Offering of common stock and warrants to purchase shares of the Company’s common stock on November 24, 2017, (i) Gianni B. Arcaini, the Chief Executive Officer, converted $700,543 of accrued salary into 700,543 shares of the Company’s common stock at $1.00 per share and was issued 700,543 warrants to purchase shares of common stock of the Company at an exercise price of $1.00 per share, expiring five years from the grant date; and (ii) Adrian G. Goldfarb, the Chief Financial Officer of the Company, converted $34,020 of liabilities into 34,020 shares of the Company’s common stock at $1.00 per share and was issued 34,020 warrants to purchase shares of common stock of the Company at an exercise price of $1.00 per share, expiring five years from the grant date.

As of September 30, 2018, and December 31, 2017, there was one note payable to the CEO, totaling zero and $48,215, respectively. (see Note 4)

NOTE 8 – STOCKHOLDERS’ EQUITY

Common stock issued for board of director fees

During the first quarter of 2018, the Company issued 52,209 shares of common stock totaling $73,708 for partial consideration in lieu of cash owed to independent members of the board of directors for their service in such capacity. These shares were valued at $26,105 or $0.50 based on a recent private investor offering, with a gain on settlement for $26,103 charged to additional paid in capital.

Common stock issued for exercise of warrants

During the third quarter of 2018, an existing shareholder who participated in the Private Offering elected to exercise certain Offering Warrants that were granted as a result of that investment.  The Warrants are covered by a Registration Statement that became effective on December 29, 2017. The shareholder tendered $195,000 to the Company and the Company issued 300,000 shares of common stock in exchange. The shares are immediately available for sale.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2018, was $403,070 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2018, the total compensation cost for stock options not yet recognized was approximately $67,407. This cost will be recognized over the remaining vesting term of the options of approximately 2½ years.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Employee Stock Options

A maximum of 2,500,000 shares were made available for grant under the 2016 Plan, as amended, and all outstanding options under the Plan provide a cashless exercise feature. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2016 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event. As of September 30, 2018, and December 31, 2017, options to purchase 2,242,000 and zero shares of common stock were outstanding under the 2016 Plan, respectively.

The Company has no expired employee stock options at September 30, 2018.

	September 30, 2018
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	—	$—
Granted	2,242,000	$1.00
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—

Outstanding at September 30, 2018	2,242,000	$1.00

Exercisable at September 30, 2018	1,836,000	$1.00

Outstanding
Weighted average remaining contractual term		4.75
Aggregate intrinsic value		$—
Weighted average grant date fair value (per share)		$0.21

Exercisable
Weighted average remaining contractual term		4.75
Aggregate intrinsic value		—

Warrants

The following is a summary of activity for warrants to purchase common stock for the nine months ended September 30, 2018:

	September 30, 2018
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at the beginning of the year	25,216,332	$.65	4.9
Warrants expired	—
Warrants issued	—
Warrants cancelled/exercised	(300,000)
Outstanding at end of period	24,916,332	.65	4.1
Exercisable at end of period	24,916,332	$.65	4.1

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

During the third quarter of 2018, the Company received $195,000 for 300,000 shares of common stock as a result of the exercise of Offering Warrants.

NOTE 9 - REVENUE

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

NOTE 10 - NET INCOME (LOSS) PER SHARE

The Company has 27,158,332 outstanding options and warrants to acquire common stock as of September 30, 2018.  They are not included in the computation of net loss per common share for the nine months ended September 30, 2018 because the effects of inclusion would be anti-dilutive.

For the three months ended September 30, 2018, basic net income (loss) per common share applicable to common stockholders was computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share applicable to common stockholders was computed based on the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per common share were excluded from the calculation. There were 27,158,332 out-of-the-money stock options and warrants excluded from the computation of diluted earnings per share for the three months ended September 30, 2018.

Basic and diluted net income per share, for the three months ended September 30, 2018, were calculated as follows:

	Basic	Diluted
Numerator
Net income applicable to common stock	$632,625	$632,625
	$632,625	$632,625

Denominator
Weighted average common shares outstanding	20,752,450	20,752,450
Preferred Stock	—	5,660,000
Warrants and options	—	—
	20,752,450	26,412,450

Net income per share	$0.03	$0.02

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 11 – CONTRACT ACCOUNTING

Contract Assets

Contract assets on uncompleted contracts represents costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At September 30, 2018 and December 31, 2017, contract assets on uncompleted contracts consisted of the following:

	September 30, 2018	December 31. 2017
Costs and estimated earnings recognized	$1,026,938	$1,613,731
Less: Billings or cash received	(679,373)	(1,189,938)
Contract assets	$347,565	$423,793

Contract Liabilities

Contract liabilities on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At September 30, 2018 and December 31, 2017, contract liabilities on uncompleted contracts consisted of the following:

	September 30, 2018	December 31. 2017
Billings and/or cash receipts on uncompleted contracts	$8,446,856	$573,847
Less: Costs and estimated earnings recognized	(7,188,697)	(373,437)
Contract liabilities	$1,258,159	$200,410

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

September 30, 2018

(Unaudited)

IT Asset Management Services (“ITAM”)

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

September 30, 2018

(Unaudited)

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

4.

Our contracts are fixed-price and fall into two duration types:

a.

Turnkey engineered projects and professional service contracts that are less than 1 year in duration and are typically three to nine months in length; and

b.

Maintenance and support contracts ranging from one to five years in length.

5.

Transfer of goods and services are over time.

Quantitative:

For the Three Months Ended September 30, 2018

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets

North America	$4,045,590	$1,013,796	$33,481	$9,349	$—	$—	$5,102,216

Major Goods and Service Lines

Turnkey Projects	$3,712,399	$1,013,796	$15,783	$(10,872)	$—	$—	$4,731,106
Maintenance & Support	333,191	—	17,698	20,221	—	—	371,110
Data Center Auditing Services	—	—	—	—	—	—	—
	$4,045,590	$1,013,796	$33,481	$9,349	$—	$—	$5,102,216

Timing of Revenue Recognition

Goods transferred over time	$3,712,399	$1,013,796	$15,783	$(10,872)	$—	$—	$4,731,106
Services transferred over time	333,191	—	17,698	20,221	—	—	371,110
	$4,045,590	$1,013,796	$33,481	$9,349	$—	$—	$5,102,216

NOTE 12 – SUBSEQUENT EVENTS

On October 10, 2018, the Company’s Board of Directors approved the issuance of an aggregate of 496,215 five-year warrants with an exercise price of $0.65 to six investors.

On October 10, 2018, the Company’s Board of Directors approved the issuance of up to 92,033 shares in exchange for $92,033 of accrued salary owed to a former officer of the Company.

On October 24, 2018 the Company was notified by counsel handling a claim by the Company against a vendor that the vendor’s motion for dismissal on certain part of the Company’s claim was denied by the Court.  Although the claim by the Company is valued currently at less than $50,000, the denial by the Court bolsters the Company’s claim against the vendor.  The Company is continuing to pursue the claim unless an acceptable settlement can be reached in this matter.

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

Overview

Duos Technologies Group, Inc. was incorporated in Florida on May 31, 1994 (the “Company”) under the original name of Information Systems Associates, Inc. (“ISA”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby duostech became a wholly owned subsidiary of the Company.  duostech was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, employs approximately 50 people and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, centraco®.

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

Specifically, based upon the current and anticipated business growth, the Company is investing in resources to focus on execution within its target markets, including but not limited to rail, distribution centers and security. We continue to evaluate key requirements within those markets and add development resources to allow us to compete for additional projects to drive additional revenue growth.

Further, the Company is broadening its offerings in the IT asset management (“ITAM”) space for large data centers. During the quarter ended June 30, 2018, the Company announced its new dcVue software platform which is the basis for expanded offerings into this market area. The dcVue offering is a new software platform that replaces the Company’s On-Site Physical Inventory (OSPI) system that was commercially marketed from 2010 until 2015. OSPI was used by Duos’ ITAM auditing teams until early this year and has now been replaced by dcVue. dcVue is based upon the Company’s OSPI patent which was awarded in 2010. The Company will be making dcVue available for license to our customers later this year as a licensed software product. We intend to further develop our ITAM offerings for large data centers with the objective of offering existing Company technologies for data and video analytics. The Company implemented a new plan to expand and focus its sales efforts through the addition of strategic partners.

Prospects and Outlook

Over the past several years, we have made substantial investments in product research and development and achieved significant milestones in the development of our technology and turnkey solutions. We have made significant progress in penetrating the market with our proprietary technology solutions, specifically in the rail industry which is currently undergoing a major shift in maintenance strategies. We believe that this shift will be a significant motivating factor for the industry’s use of our technologies.

Our business success in the immediate future will largely depend on the increased penetration into our target markets for our proprietary intelligent analytical technology solutions.

Notwithstanding the above, no assurance can be provided that our product offerings will generate the market acceptance and orders that we contemplate.

Results of Operation

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	September 30,
	2018	2017

Revenue	$5,102,216	$1,045,735
Cost of revenue	2,773,862	658,391
Gross profit	2,328,354	387,344
Operating expenses	1,692,121	1,174,864
Income (Loss) from operations	636,233	(787,520)
Other income (expense)	(3,608)	662,652
Net income (loss)	632,625	(124,868)
Series A preferred stock dividends	—	(5,920)
Net income (loss) applicable to common stock	$632,625	$(130,788)

Revenues

	For the Three Months Ended
	September 30, 2018
	2018	2017	% Change
Revenues:
Projects	$4,731,106	$561,022	743%
Maintenance and technical support	371,110	288,137	29%
IT asset management services	—	196,576	-100%
Total revenue	$5,102,216	$1,045,735	388%

The significant increase in overall revenues is driven by the current strength of the projects portion of our business currently being undertaken. The Company’s stable capital structure enables us to more aggressively pursue large projects requiring the ability to deploy major resources. The significant increase in project revenues was also accompanied by an increase in maintenance and technical support as the result of a onetime customer change order offset by a decreasing revenue contribution from one legacy customer.  The underlying reduction in maintenance and technical support reflects the shift away from some older legacy systems and a shift to the next generation of technology systems which are currently being installed. The Company expects to replace the declining revenues from this one customer with new, long term recurring revenue from new customers which will be coming on-line in the next several months.  The maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The expectation is that revenues from this area will be flat for the rest of this year and then begin to grow based on the success of installations in 2018.

The ITAM division recorded no revenues in the fiscal quarter ended September 30, 2018.  The reduction in ITAM services is due to the conclusion of a large project late in 2017 and delays in starting a new project that was anticipated to begin earlier in the year. The ITAM division released a new version of its software which is anticipated to broaden market acceptance of its offerings and we anticipate a positive impact on revenues anticipated in 2019.

Cost of Revenues

	For the Three Months Ended
	September 30, 2018
	2018	2017	% Change
Cost of revenues:
Projects	$2,684,785	$458,337	486%
Maintenance and technical support	89,077	131,363	-32%
IT asset management services	—	68,691	-100%
Total cost of revenues	$2,773,862	$658,391	321%

Cost of revenues on projects increased in line with the large increase in revenues. The overall gross margin was positively impacted during the period compared to the equivalent period in 2017 due to tighter cost controls on production of systems and the efficiencies gained through the implementation of projects at the Operations and Engineering Center prior to customer deployment.  Cost of Revenues decreased on maintenance and technical support representing a shift in the customer base. The Company also completed certain field work at the request of two major clients which increased revenue but at a margin that is less than in the normal course of business.  The effect of this is anticipated to be minimal in the future.

Gross Profit

	For the Three Months Ended
	September 30, 2018
	2018	2017	% Change

Revenues	$5,102,216	$1,045,735	388%
Cost of revenues	2,773,862	658,391	321%
Gross profit	$2,328,354	$387,344	501%

Gross Profit was $2,328,354 or 46% of revenues compared to $387,344 or 37% of revenues for the three months ended September 30, 2018 and 2017, respectively. The overall increase in gross profit of 501% was mainly the result of the increase in project revenues and the positive effect of revenue increases from new projects. As previously discussed, the implementation of ASC 606 covering revenue from contracts with customers, had a temporary impact on overall gross margin during previous reporting periods as certain costs were recognized ahead of revenues. During the period, certain project revenue related to the management of construction requested by two customers were treated as a pass through and have between a 10% and a 25% gross margin.  This has a negative overall effect on the typical project gross margin of at least 50% gross margin.  Management anticipates the overall gross margins for the business to be close to historical norms for the full year excluding the impact of “one-off” lower margin revenues related to field construction work requested by the customer and not in the ordinary course of business.

Operating Expenses

	For the Three Months Ended
	September 30, 2018
	2018	2017	% Change
Operating expenses:
Selling and marketing expenses	$73,468	$27,104	171%
Salaries, wages and contract labor	1,072,029	784,012	37%
Research and development	122,755	65,984	86%
Professional fees	63,878	87,366	-27%
General and administration	359,991	210,398	71%
Total operating expense	$1,692,121	$1,174,864	44%

Operating expenses were higher by 44% for the equivalent period in 2017 reflecting the increase in resources related to the significant increase in revenues for the period. Selling and marketing expenses and research and development both increased in line with the Company’s investment in resources to grow the business. The 4% increase in salaries, wages and contract labor is higher during the period due to an increase number of employees and additional contract expenses related to an overall significant increase in revenues.  Professional fees were lower due to a reduction in expenses related to legal fees. Other G&A costs were in line with the additional staff expenses and the growth of the Company. It is anticipated that operating expenses will grow at a slower rate than the revenue increases.

Income (Loss) Before Other Expense

The income from operations for the three months ended September 30, 2018 was $636,233 and the loss from operations for the same period in 2017 was $787,520. The 181% increase in income from operations was mostly due to the overall increase in revenue for the period along with an increase in gross margin and a lower overall rate of increase in operating expenses.

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017 was $4,589 and $1,525,894 respectively. The almost 100% decrease in interest expense in 2018 was entirely due to the elimination of non-cash charges incurred during 2017 in connection with debt discount and warrant amortization expense related to debt financing in 2016 that was subsequently repaid in late 2017.

Other Income

Other income for the three months ended September 30, 2018 and 2017 was $981 and zero, respectively. The increase in other income is interest income earned on the money market banking account established in December 2017.

Net Income (Loss)

The net income for the three months ended September 30, 2018 was $632,625 and a net loss for the same period in 2017 was $124,868, a 607% increase. The $757,493 increase in net income is primarily attributable to the increase in project revenue. The 2017 net loss was reduced by the $2,188,546 warrant derivative gain on debt related to debt financing and offset by the non-cash charges of $1,525,894 in debt discount expense. The loss applicable to common stock in the third quarter of 2017 reflected a charge for preferred stock dividends of $5,920. Net income (loss) per common share was $0.03 and $(0.07) for the three months ended September 30, 2018 and 2017, respectively. The net income per common share was $0.02 on a dilutive basis.

Comparison for the Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended
	September 30,
	2018	2017

Revenue	$9,490,202	$3,243,969
Cost of revenue	5,428,037	1,875,280
Gross profit	4,062,165	1,368,689
Operating expenses	4,795,994	3,792,617
Loss from operations	(733,829)	(2,423,928)
Other expense	(11,013)	(1,314,031)
Net loss	(744,842)	(3,737,959)
Series A preferred stock dividends	—	(17,760)
Net loss applicable to common stock	$(744,842)	$(3,755,719)

Revenues

	For the Nine Months Ended
	September 30, 2018
	2018	2017	% Change
Revenues:
Projects	$8,516,812	$1,512,628	463%
Maintenance and technical support	881,004	914,438	-4%
IT asset management services	92,386	816,903	-89%
Total revenues	$9,490,202	$3,243,969	193%

The significant increase in overall revenues is being driven by the current strength in the projects business. The overall improvement in project revenues was offset during the period by reductions in both the maintenance and technical support and ITAM services revenues. As previously described, the maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The reduction reflects the shift away from some legacy systems and shift to the next generation of systems which are currently being installed. The expectation is that revenues from this area will be flat for the rest of this year and then begin to grow based on the success of installations in 2018.

The reduction in ITAM services is due to the conclusion of a large project late in 2017 and delays in starting a new project that was anticipated to begin earlier in the year. The ITAM division released a new version of its software which is anticipated to broaden market acceptance of its offerings and we anticipate a positive impact on revenues in 2019.

Cost of Revenues

	For the Nine Months Ended
	September 30, 2018
	2018	2017	% Change
Cost of revenues:
Projects	$5,079,455	$1,180,193	330%
Maintenance and technical support	300,593	366,357	-18%
IT asset management services	47,989	328,730	-85%
Total cost of revenues	$5,428,037	$1,875,280	189%

The cost of revenues on projects increased along with the increase in revenues but at a slower overall rate which is a positive trend. The overall gross margin slightly increased compared to the equivalent period in 2017.  During the period, certain project revenue related to the management of construction requested by two customers were treated as a pass through and have between a 10% and a 25% gross margin.  This has a negative overall effect on the typical project gross margin of at least 50% gross margin that the Company is currently executing.  ITAM cost of revenues were significantly lower in line with lower revenues during the period. ITAM costs are directly variable to the revenues due to the nature of this type of work and the extensive use of specialized contractors for implementation.

Gross Profit

	For the Nine Months Ended
	September 30, 2018
	2018	2017	% Change

Revenues	$9,490,202	$3,243,969	193%
Cost of revenues	5,428,037	1,875,280	189%
Gross profit	$4,062,165	$1,368,689	197%

Gross Profit was $4,062,165, a 197% increase compared to $1,368,689 for the nine months ended September 30, 2018 and 2017, respectively. As previously discussed, the implementation of ASC 606 covering revenue from contracts with customers, had a temporary impact on overall gross margin during previous reporting periods as certain costs were recognized ahead of revenues. During the period, certain project revenue related to one-off construction costs requested by two customers were treated as a pass through and have between a 10% and a 25% gross margin.  Management anticipates the overall gross margins for the business to be close to historical norms for the full year.

Operating Expenses

	For the Nine Months Ended
	September 30, 2018
	2018	2017	% Change
Operating expenses:
Selling and marketing expenses	$189,092	$146,031	29%
Salaries, wages and contract labor	3,153,138	2,359,899	34%
Research and development	401,116	225,982	77%
Professional fees	187,679	292,099	-36%
General and administration	864,969	768,606	13%
Total operating expense	$4,795,994	$3,792,617	26%

Operating expenses were higher by 26% than for the equivalent period in 2017. Research and development expenses increased in line with the Company’s investment in resources to grow the business. The 34% increase in salaries, wages and contract labor is higher during the period due to increases in staff during the third quarter of 2018, in addition to a certain non-cash charge taken for the employee stock option plan in the second quarter of 2018. The total amount for this grant was $403,070, which was non-cash in nature. Excluding this item, salaries and wages grew by 16% over the equivalent period one year before. Professional fees are 36% lower due to lower expenses related to legal fees. Other G&A costs were slightly higher than the equivalent quarter in 2017. Overall, considering the non-cash stock options grant, overall expenses were up only 16% for the period and significantly below the rate of increase in revenues even if the non-cash compensation is included in this measurement. This is a positive indicator as the Company moves to reduces its historical losses and move towards operational breakeven.

Loss Before Other Income (Expense)

The loss from operations for the nine months ended September 30, 2018 and 2017 was $733,829 and $2,423,928, respectively. The 70% decrease in loss from operations was mostly due to the overall increase in revenue for the period, offset by the lower margin generated on some one-time construction work on behalf of two large customers as a part of projects implemented in 2018. The improvement in overall operating margins is expected to continue through the rest of 2018 as projects are completed.

Interest Expense

Interest expense for the nine months ended September 30, 2018 and 2017 was $14,755 and $3,279,898 respectively. The 100% decrease in interest expense in 2018 was almost entirely due to the elimination of non-cash charges incurred during 2017 in connection with debt discount and warrant amortization expense related to debt financing in 2016 that was subsequently repaid in late 2017.

Other Income

Other income for the nine months ended September 30, 2018 and 2017 was $3,742 and $1, respectively. The increase in other income is interest income earned on the money market banking account established in December 2017.

Net Loss

The net loss for the nine months ended September 30, 2018 and 2017 was $744,842 and $3,737,959, respectively, an 80% decrease. The $2,993,117 decrease in net loss is primarily attributable to the non-cash charges in 2017 of $3,279,898 in debt discount expense offset with $1,901,219 warrant derivative gain on debt related to debt financing in addition to a gain on settlement of debt in the amount of $64,647. Net loss applicable to common stock was $744,842 in 2018 versus $3,755,719 in 2017, a decrease of $3,010,877. The loss applicable to common stock through the third quarter of 2017 reflected a charge for preferred stock dividends of $17,760. The Company’s Series A Preferred stock was retired in full at the end of 2017. Net loss per common share was $(0.04) and $(1.98) for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of September 30, 2018, the Company has a working capital of $286,144, including $1,572,051 of cash. We have incurred net loss of $744,842 for the nine months ended September 30, 2018.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	September 30, 2018	September 30, 2017
Net cash used in operating activities	$(92,459)	$(1,046,108)
Net cash used in investing activities	(223,304)	(22,549)
Net cash used/provided in financing activities	(54,004)	894,531
Net decrease in cash	$(369,767)	$(174,126)

Net cash used in operating activities for the nine months ended September 30, 2018 was $92,459 and net cash used during the same period of 2017 was $1,046,108. The decrease in net cash used in operations for the nine months ended September 30, 2018 was almost exclusively due to a more than $1.03 million increase in contract liabilities most of which will be eliminated by year end by contract completions.

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 were $223,304 and $22,549, respectively representing an increase in investments in software development and lab equipment during the nine months of 2018.

Net cash used in financing activities for the nine months ended September 30, 2018 was $54,004 and cash flows provided in the same period 2017 was $894,531. Cash flows used in financing activities during 2018 were primarily attributable to repayments of existing notes and short-term credit facilities. Cash flows provided by financing activities during 2017 were primarily attributable to proceeds from the draws on notes payable, partially offset by repayments of existing notes and short-term credit facilities.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2018, we have funded our operations through revenues generated and cash received from ongoing project execution and associated maintenance revenues. As of November 13, 2018, we had cash on hand of approximately $690,000. We have approximately $135,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Our current capital and revenues are sufficient to fund such expansion although we are dependent on timely payments by our customers for projects and work in process.

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

As reflected in the condensed unaudited consolidated financial statements, the Company had a positive working capital of $286,144 and an accumulated deficit of $29,433,788 at September 30, 2018. During the same period in 2017, the Company had a negative working capital of $7,577,344 and an accumulated deficit of $27,274,428.  In addition, the Company had a loss from operations of $744,842 and cash used in operating activities of $92,459 for the nine months ended September 30, 2018.

The Company’s condensed unaudited consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Our auditor has expressed substantial doubt regarding our ability to continue as a going concern. Our plan regarding these matters is to use the funds from our most recent raise to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. If this is insufficient due to unforeseen circumstances, there can be no assurances that financing will be available or if available, that such financing will be available under favorable terms.

Management believes that the Company has reached the point where anticipated profitable operations from current backlog in the final quarter of the year will allow continuation as a going concern for a period of at least twelve months from the date these financial statements have been issued. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered services. If the Company is unable to complete on some of its revenue producing opportunities in the near term, the ability to continue as a going concern may be materially impacted.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of assets acquired and liabilities assumed in business combinations, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of derivatives, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, valuation of stock-based awards and valuation of loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based upon such evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in  SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On July 12, 2018 the Company filed an action against one of the Company’s vendors (the “Vendor”). The Vendor supplied a component that was subsequently determined by the Company’s engineering staff to not meet the stated criteria for implementation and did not meet the Vendor’s own stated technical specifications. Attempts to resolve the situation with the Vendor directly were not successful . On October 24, 2018 the Company was notified by counsel handling the claim by the Company against vendor that the Vendor’s motion for dismissal on certain part of the Company’s claim was denied by the Court.  Although the claim by the Company is valued currently at less than $50,000, the denial by the Court bolsters the Company’s claim against the vendor.  The Company is continuing to pursue the claim unless an acceptable settlement can be reached in this matter.  We do not believe this matter will have a material adverse effect on our financial condition or results of operations and we are not involved in any other matters that could have such an effect.

Other than the matter described above, to the best of management knowledge, there is no other action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or,  threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report, as amended, on Form 10-K, filed with the U.S Securities and Exchange Commission on April 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, the Company issued 300,000 shares of common stock in the amount of $195,000 upon the exercise of certain warrants.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering”. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

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

DUOS TECHNOLOGIES GROUP, INC.
Date: November 14, 2018	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: November 14, 2018	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer