Form 10-K
period 2018-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2019-04-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes ☐   No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on June 29, 2018, was $4,824,852.  As of April 5, 2019, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 24,635,952.

Documents Incorporated by Reference: None.

DUOS TECHNOLOGIES GROUP INC.

2018 FORM 10-K ANNUAL REPORT

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

The Company provides a broad range of sophisticated intelligent technology solutions with an emphasis on security, inspection and operations for critical infrastructure within a variety of industries including transportation, retail, law enforcement, oil, gas and utilities sectors. In January 2019, the Company launched a dedicated Artificial Intelligence program truevue360™ through its subsidiary, TrueVue360, Inc., (“TrueVue360”) with the objective of focusing the Company’s advanced intelligent technologies in the areas of Artificial Intelligent, Deep Machine Learning and Advance Algorithms to further support our business growth.  Consequently, our business operations are now in three business units: intelligent technologies, AI/machine learning platforms and IT asset management.

Our proprietary applications include but are not limited to:

Intelligent Rail Inspection Portal (rip™)

▪

A suite of sub-systems for the automated inspection of freight or transit railcars while in motion. The objective is to automatically detect anomalies such as open or missing hatches, open cargo doors, illegal riders hiding in cargo wells, and an expanding number of mechanical defects, all while the train is traveling through various strategic areas (i.e. border crossings or inspection areas). The anomalies are detected through a combination of visual inspections, utilizing the Company’s proprietary remote user interface which displays ultra-high definition images of a 360-degree view of each rail car, and by a growing number of the Company’s proprietary artificial intelligence (AI) based algorithms. The inspection portal is typically installed between two rail yards and the inspection takes place while the trains are at speed of up to 70 MPH.  A higher speed version is available but not deployed yet as the current market does not yet require the higher speed version. Detections are reported to the respective rail yards well ahead of the train arrival at the yard.

Vehicle Undercarriage Examiner (vue™)

▪

A system that inspects the undercarriage of railcars (both freight and transit rail) traveling at speeds of up to 140 miles per hour. The original maximum speed of 70MPH has been superseded by further development work which was completed recently. The addition of algorithms for an increasing number of automated detection of anomalies is a continuing development, which once completed and successfully tested, may have a significant impact on our revenues. The next version upgrade is scheduled to be completed by the end of the second quarter of 2019.

Thermal Undercarriage Examiner

▪

Under a development award from the TTCI (the technology evaluation arm of the American Association of Railroads (“AAR”)), the Company developed and deployed a prototype thermal undercarriage examiner during the latter part of 2018.  The system uses high-speed thermal imaging technology to inspect the thermal signature of undercarriage components, with the focus on locomotives. Thermal monitoring of component heat signatures while underway will provide indications of the overall operating health of the locomotive that are not possible to observe during static inspections. Initial system performance has been very encouraging, and the Company received several orders from various class-1 rail operators who will be evaluating the system on revenue tracks. The t-vue design is undergoing further design refinements and sensitivity adjustments and is expected to be deployed commercially by the end of the second quarter of 2019. This system is considered a breakthrough in detection technologies as it is capable of detecting anomalies of trains at speed which were not detectable with currently available technologies.

Multi-Layered Enterprise Command and Control Interface (centraco®)

▪

Aggregator and central point for information consolidation, systems management and communications of our proprietary systems and third-party applications.

Tunnel and Bridge Security

▪

A suite of intelligent technologies-based homeland security applications for the security of critical tunnels and bridges.

Virtual Security Shield

▪

A suite of intelligent technologies-based homeland security applications for the security of critical areas and buffer zones. This application includes intrusion detection zone, Radio Frequency Identification (RFID) tracking and discriminating “Friend or Foe” modules (Friend or Foe refers to a Radio Frequency - based tagging system that validates individuals authorized to be in a specific area).

Facility Safety and Security

▪

A suite of intelligent technologies-based homeland security applications for the “hardening” or safety and resilience of facilities against natural or man originated threats for the protection of critical facilities (energy, water, chemical facilities). The Company and most of its staff are CFATS (Chemical Facility Anti-Terrorism Standards) certified.

Remote Bridge Operation

▪

Proprietary system for remote control of draw bridges.

Pantograph Inspection System

▪

A system designed to inspect pantographs (structure connecting transit locomotives to high voltage power lines) for the detection of excessive depletion of carbon liners, which may cause power line ruptures.  The Company is in the process of upgrading these technologies to add 3-D capabilities and artificial intelligence-based automated detection capabilities.

Neural Network Modeling for detection algorithms

▪

A neural network is a powerful computational data model, able to capture and represent complex input/output relationships. The neural network includes the development of an artificial system that could perform “intelligent” tasks like those performed by the human brain, including the acquisition of knowledge through deep learning, which is stored within inter-neuron connection strengths known as synaptic weights.

Automated Logistics Information Systems (alis®)

▪

We have completed the development and commercially deployed a proprietary intelligent system to automate security gate operations at nine (9) distribution centers owned and operated by a national retail chain.  Leveraging our proprietary multi-layered Enterprise Command and Control Interface technology (centraco®), the automation of gatehouse operations provides significant improvements to efficiency of distribution center traffic flow, resulting in significant ROI to the customer.  The Company initiated marketing this new technology to enterprise-level owners of distribution centers throughout the United States and beyond.

Transit Rail Platform Analytics

▪

We have completed our pilot (proof of concept) of our Platform Analytics tunnel and track intrusion technology concept deployed for the New York City Transit Authority (“NYCT”).  The technology is designed to automatically detect objects fouling tracks adjacent to transit passenger platforms and to alert incoming rail traffic to that effect. Field installation of the prototype has been completed and field testing employing our AI application has been conducted since mid-4th quarter. The NYCT technology team is expected to complete comparative testing during the 2019 fiscal year.

Several new programs, technologies and initiatives are currently under development by the Company in its various business units and are in various stages of maturity.

Our Customers

DTI, our wholly owned subsidiary, operates our Intelligent Technologies Division which develops and implements an array of sophisticated, proprietary technology applications and turnkey engineered systems. Initially developed and deployed for homeland and border security, these applications have been or are currently used by 5 of North American’s 7 major freight rail operators (known as Class-1), such as Canadian National (CN), Union Pacific (UP), CSX, Burlington Northern Santa Fe (BNFS), Kansas City Southern (KCS), as well as Mexico’s largest freight rail operator, Ferromex. After achieving initial success in the transportation industry, the Company broadened its market reach, adapting its proprietary technologies to a suite of applications now servicing the commercial, industrial, utilities and government sectors. Our current major customers include Amtrak, BNSF, CN, Concho Oil, Conrail, CSX, Chicago Metra, Metrolink, Kansas City Southern de Mexico (KCSM), Ferromex, Kohl’s, Olin Chemical, TTCI and Union Pacific.

Additionally, our IT Asset Management (“ITAM”) division provides infrastructure and device audit services for large data centers. The ITAM division released a new software platform, dcVue which significantly automates the collection and audit of IT assets within data centers.  The new software was beta tested in late 2018 at a major customer and is scheduled to be released as a licensed product starting the second quarter of the 2019 fiscal year. The new software can be used both by the ITAM division for services and as a standalone product where clients desire to manage their own IT assets audits. The Company markets its ITAM services through strategic partners.

The ultimate goal is to provide our end users with improved situational awareness and overall efficiencies in operations by leveraging “smart” technology as a force multiplier. Our current core technology solutions are industry agnostic and suitable for adaptation to a wide range of applications and industries.

Market

Currently, our target market is North America and we expect to soon expand globally through strategic partnerships. The majority of our customers are Fortune 100 and 500 companies with a focus on the $60B North American Rail market, the $2B video analytics market and the $53B enterprise information systems market. The addition of our dedicated AI subsidiary expands our target market by $9.5 billion by 2022 (Source: IDC, Forrester and Think Equity estimates). We originally implemented our products in railcar security inspection with a focus on providing our customers with the capability of performing mission critical security inspections of inbound trains crossing US/Mexican borders from a centralized, remote location. The U.S. Customs and Border Protection (“CBP”) agency uses our systems at critical border rail crossings. Over the last three years we have developed new systems based on this original technology to greatly expand our business by offering mission critical mechanical and safety inspection systems with the goal of improving operational efficiency.  Many opportunities exist within this operating environment.  Our initial emphasis on freight carriers by providing mechanical inspection portals for the remote inspection of railcars while traveling at high speeds has had a significant positive impact on our revenue. Unlike trucks, barges and airlines; freight railroads operate almost exclusively on infrastructure that they own, build and maintain. According to the AAR article on Freight Railroad Capacity and Investment dated April 2016, from 1980 to 2015 freight railroads alone reinvested approximately $600 billion of their own funds in capital expenditures and maintenance projects related to locomotives, freight cars, tracks, bridges, tunnels and other infrastructure related equipment. The AAR further reports that more than 40 cents out of every revenue dollar is reinvested into a rail network.

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

The report further elaborates that profitability of rail operators is measured by their operating ratio, which is the rail operator’s operating expense as a percentage of revenue. According to AAR’s Annual Spending Data report, the labor cost to run and maintain trains represent a significant portion of their total operating expenses. Revenue is mostly affected by the average “velocity” of its rolling stock, which determines how much freight or how many passengers a rail operator can transport between destinations and the average speeds. Railroads implement their own speed limits within Federal Railroad Administration (FRA) guidelines. Average speed is impacted by many factors including, but not limited to:

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

We are currently in the process of converting the inspection process to a complete automated system that will inspect entire trains via an “intelligent system”. Our technology creates the platform to implementing a wayside inspection portal employing a combination of sensors capturing live images and sensor data, of each side, top and undercarriage of each locomotive and rail car. Software algorithms interpret the data to identify defects or anomalies. The industry expects to increase average speed and consequently overall return on investment due to the following:

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

Our Products and Systems - Technology Platforms

The Company’s technology architecture used in the majority of our solutions is comprised of two core technology platforms i.e. praesidium® and centraco®.

These proprietary software suites are distributed as licensed software and form the centerpiece of our engineered turnkey systems. Each integrated sub-system encompasses three major components:

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

Since inception, we have developed and patented key software components that provide a significant competitive advantage in specialized solutions for our target markets. We believe an important factor in this development is that the Company’s intellectual property is “industry agnostic” and can be deployed to many different industries. The following technical descriptions of praesidium® and centraco® provide further insight.  In late 2018, we took the decision to expand our offerings and launch a new subsidiary, TrueVue360, with the aim of focusing on artificial intelligence (AI), deep machine learning and advanced algorithm development.  Many of these capabilities already existed within the Company’s R&D team and TrueVue360’s mission is to significantly expand and to further enhance those offerings into the market, both within our traditional market space as well as new markets.

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
AMS.exe

This module receives input from multiple sensors and detection modules. The sensors range from emergency communication (“EMCOM”) buttons, fire alarm panels, Ethertrak devices, power distribution units (“PDU”s), web relays and video analytics modules attached to praesidium®. AMS is also used as a distributed alarm manager, aggregating detection signals from multiple servers and reporting them to v centraco®. Alarms and detections can be suppressed or enabled by a scheduling system that is controlled via AMS. A portion of centraco’s® auto check functionality is provided by AMS in that it has a built-in data server that gathers statistics on the operation / status of itself and praesidium®.

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

As listed on the Safetyact.gov website, the praesidium® video analytics technology has received “Safety Act” designation from the US Department of Homeland Security. To our knowledge, we are one of only ten companies to have received this designation for video related solutions and praesidium® is the only video analytics application with this designation.

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

Intelligent Rail Inspection Portal (rip™)

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

After the completion of this security-centric application, we recently completed our next generation system expansion which addresses automation of the mechanical inspection for rolling stock, capable of adjusting to variable speeds of up to 70 MPH. Our comprehensive Intelligent Rail Inspection Portal incorporates our proprietary Vehicle Undercarriage Examiner (vue™), in addition to other technologies, and is a “game changer” for the rail industry. Utilizing centraco® as the system interface, the user accesses a variety of features enabling remote inspection, analysis and detection from the safety of remote command centers. Images containing detailed views of areas of concern, determined to be “potentially suspicious”, are automatically presented to a human operator for further inspection.

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

Truck Springs Geometry – Simultaneously Measured on Opposing Sides of Car at High Speed

Automatic Detection of Missing Bolt at High Speed

The development and field-testing of the core application were completed successfully during the third quarter of the 2016 fiscal year. After an extensive Request for Proposal (“RFP”) process, we received a contract award in early 2016 to deploy our technology at a live site from CSX Transportation, one of North America’s Class I railroads. The award is a “real-time test run” in anticipation of adapting our technology as a process standard. We received a similar award from Ferromex, Mexico’s largest rail operator mid-year 2016. Both systems were completed, delivered, and the Ferromex system is currently in production.  In addition, CN, one of the largest North American freight carriers, ordered seven new rail inspection portals of which four are in operation and undergoing acceptance testing with the additional three expected to be deployed in the first six months of 2019.

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

We were commissioned in 2018 to develop a further 10 algorithmic detection modules for automatic discovery of additional anomalies.  These are expected to be operational in 2019 and will be further enhanced using the truevue360 development platform.

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

The system also resolves the particularly difficult process of inspecting railcar undercarriages by providing high resolution images of the entire undercarriage. The system is designed to help streamline the physical inspection process by narrowing the number of inspection targets down to cars with “potential” anomalies. Consequently, the detection sensitivity is intentionally set to err on the safe side to avoid false negatives. Our customers are in the process of awarding the development of a significant number of detection algorithms, which combined with our Inspection Portal technology, will eventually facilitate full automation of the mechanical inspection process. We believe we are well positioned to capture a significant portion of this phase of the automation process.

We also adapted our inspection portal technology to the retail industry and have recently deployed a complete gatehouse automation system with a national footprint for Kohl’s department stores to automate in and outbound traffic controls at their nine distribution centers. The systems were deployed in 2018 and are now operational.

We received an award from the New York City Transit (NYCT) to develop a pilot system using our intelligent technology to automatically detect intrusions to their passenger platform tracks. NYCT plans to deploy technology to their 470+ transit stations to minimize derailments caused by objects falling onto their tracks. We participated in multiple proof of concept trials during 2018 and we continue to further refine and develop our offerings and continue to work with NYCT’s governing agency, the Metropolitan Transportation Authority (MTA) to further progress this large potential contract.

We also received an award from a large regional bank with a national footprint for the implementation of headquarters and branch security at 19 locations using our intelligent technology platforms.  This project contributed to revenue during 2018 with the majority of revenues expected to be recorded in 2019.

IT Asset Management

Our IT Asset Management (ITAM) division is dedicated to the mission of developing, marketing and delivering software and professional services to the world’s largest data centers. The focus of its technology and knowledgebase evolved out of our core strength in collecting and analyzing data on assets resident within these large data centers. Over the next three years, the Company plans to further develop its software and service offerings, and market these solutions for the growing ITAM market place either as a standalone asset management solution or in conjunction with comprehensive Datacenter Infrastructure Management (DCIM) solutions from other vendors. Our ITAM offerings give the ability to bridge the gap between critical IT assets and facilities infrastructure.

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

In 2018 we released a new software platform, dcVue, a newly developed software application for use by the Company’s services professionals to do data collection and auditing at the largest data centers.  The product was in beta testing throughout the latter half of 2018 and is scheduled to be marketed as a licensed product starting in the second quarter of the 2019 fiscal year.

In line with the Company’s philosophy of integration with existing systems, the design of our process methodology and related software mean that we are able to work with almost any other DCIM provider. Specifically, the Company will focus on the asset management requirements of our clients and partners within specific geographic locations that will allow the Company to balance its investment requirements with income potential to develop a sustainable business in this division. The Company has selected this specific application of its technology to seek revenue opportunities that are readily available in an identified market. We generate profits from this division by maintaining a low level of “bench” staff and hire independent consultants as we are awarded business opportunities. We expect that this will generate revenues from software sales and maintenance starting in Q2 2019.

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
Sight Logix, Inc.
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

centraco® is an open architecture aggregator and “fusion” engine which functions as a comprehensive “front end” user interface. This framework combines our proprietary modules with an unlimited number of 3rd-party technologies. In addition to a wide range of proprietary embedded features, such as video management (VMS), alarm management (AMS), LDAP network access credentialing and many more, centraco® intelligently manages unlimited types of data sources and allows control and monitoring of this wide array of sensors and data from a single unified interface. This platform includes both the traditional Physical Security Information Management (PSIM) systems, as well as, a full-scale Enterprise Information Management System (EIMS). We believe we are at an advantage because none of our competitors’ product offerings include both PSIM and EIMS, nor do any of the competing products allow for the integration of embedded engineered solutions. Our competitors in this area include:

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

Organic Growth

Our organic growth strategy is to increase our market share through the expansion of our business development team and our research and development talent pool, which will enable us to significantly expand our current solution offerings with feature rich applications, and the development of new and enhanced technology solutions. We plan to augment such growth with strategic relationships both in the business development and research development arenas, reducing time to market with additional industry applications, expansion of existing offerings to meet customer requirements, as well as, potential geographical expansion into international territories.  The launch of our AI software systems through our TrueVue360 subsidiary is another building block of this strategy.

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

Research and Development

The Company’s R&D and software development teams design and develop all systems and software applications with a combination of full-time in-house software engineers and full-time contractors. Internal development allows us to maintain technical control over the design and development of our products. We have several United States and foreign patents and patent-pending applications that relate to various aspects of our products and technology. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and changing customer requirements characterize the markets in which we compete. We plan to continue to dedicate significant resources to research and development efforts, including software development, to maintain and improve our current product and services offerings.  In late 2018, we increased our expenditures on R&D staffing in anticipation of the launch of our AI software systems through TrueVue360.

Government Regulations

The Company has been working with various agencies of the federal government for more than 10-years including the Department of Homeland Security (“DHS”). Our video analytics are DHS “Safety Act” certified, and the majority of our staff is Chemical Facility Anti-Terrorism Standards (CFATS) certified. The Company’s Homeland Security solutions include sophisticated remote systems that combine and synchronize a myriad of sensing technologies, wireless communications, and innovative intelligent sensor applications.

Intellectual Property

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop our technologies, solutions and products. We have developed a broad portfolio of intellectual property that covers our application software as well as the sensor and data acquisition process of our security and inspection analytics platforms. During 2018 we were granted a new patent for our Linear Speed Sensor and as of December 31, 2018, we now have 10 patents and 20 trademarks issued or granted by the United States Patent and Trademark Office (USPTO) and we have 1 pending patent application with the USPTO.

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

Employees

We have a current staff of 55 employees, the majority of which work in the Jacksonville area, none of which are subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

We had a net loss of $1,580,887 for the year ended December 31, 2018. During the same period, cash used in operations was $345,287. The accumulated deficit as of December 31, 2018 was $30,269,833. Although our financial condition has improved substantially, our auditor has expressed substantial doubt regarding our ability to continue as a going concern. Management is unable to predict if and when we will be able to consistently generate positive cash flow. Our plan regarding these matters is to focus our efforts on continued substantial revenue growth through investments in sales and marketing and project execution staff. Although these investments are expected to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due, there can be no assurances that these investments will generate the additional revenues needed to cover our obligations.

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

Our accumulated deficit was approximately $30 million as of December 31, 2018. Our operating losses may continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until our revenues and margins increase at a rate greater than our expenses which will continue to grow as we invest in additional resources for development and sales.

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

Patents may not issue from the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks in the United States and other countries. We cannot assure you that we will obtain registrations of principal or other trademarks in key markets in the future. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenge from third parties to our use of our trademarks and brands.

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

If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by digital disruption and developments in technology. These may include new software applications or related services based on artificial intelligence, machine learning, or robotics. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants, start-up companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the use of mobile technologies, social media and cloud-based services, the risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of or damage to our systems and those of our clients, alliance partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data. In the past, we have experienced data security breaches resulting from unauthorized access to our and our service providers’ systems, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future.

In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client data, including personal data, and we expect these activities to increase, including through the use of artificial intelligence, the internet of things and analytics. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud, misappropriation, or other intentional or unintentional acts, could damage our reputation, cause us to lose clients and could result in significant financial exposure. Similarly, unauthorized access to our or through our or our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy viruses, ransomware or other malicious software programs or social engineering attacks, could result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations. Cybersecurity threats are constantly expanding and evolving, thereby increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.

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

As of December 31, 2018, two customers accounted for 92% of our accounts receivable. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. Additionally, our two largest customers accounted for approximately 83% of our total revenues for the year ended December 31, 2018. This concentration of credit risk makes us more vulnerable economically. The loss of any of these customers could materially reduce our revenues and net income, which could have a material adverse effect on our business.

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

The Company owes the IRS penalty payments in connection with the delinquent payment of payroll taxes.

As of the date hereof, the Company has paid its payroll taxes in full and the Company had appealed the IRS penalty payments for a reduction which was under review. The IRS has since responded, and the Company will be required to repay the penalties in connection with the delinquent payroll taxes. At December 31, 2018, the payroll taxes payable balance of $317,573 includes accrued late fees in the amount of $123,572. The Company is making monthly payments in the amount of $15,000 to pay down the accrued late fees.

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

Item 1b. Unresolved Staff Comments.

None.

Item 2. Properties.

At this time, we do not own any real property. The Company has two operating lease agreements for office and warehouse space of approximately 12,708 square feet located in Jacksonville, Florida. The current lease was amended on May 1, 2016 and ends on October 31, 2021. The rent is subject to an annual escalation of 3%, beginning May 1, 2017. The Company entered a new lease agreement of office and warehouse space on June 1, 2018 and ending May 31, 2021. This additional space allows for resource growth and engineering efforts for operations before deploying to the field.

Rental expense for the office lease during 2018 and 2017 was $209,389 and $174,878, respectively.

Item 3. Legal Proceedings.

On July 12, 2018 the Company filed an action against one of the Company’s vendors (the “Vendor”). The Vendor supplied a component that was subsequently determined by the Company’s engineering staff to not meet the stated criteria for implementation and did not meet the Vendor’s own stated technical specifications. Attempts to resolve the situation with the Vendor directly were not successful. On January 15, 2019, the Company elected to not pursue the case further due to cost of legal proceedings versus the likely recovery. Both companies have dismissed the claims against each other and the matter is now closed.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Market Information

Our common stock is quoted on the OTC Markets Group Inc. OTCQB quotation platform (the “OTCQB”) under the trading symbol “DUOT”. Our common stock was initially quoted on the OTCQB in 2008 under the symbol “IOSA”. We have submitted an application to the NASDAQ Capital Market to list our common stock under the symbol “DUOT”.  The application is currently pending with NASDAQ until such time as the Company meets certain threshold requirements for stockholder’s equity.

(b)

Holders

As of April 8, 2019, there were approximately 260 holders of record of our common stock, and the last reported sale price of our common stock on the OTCQB on April 12, 2019 was $0.72 per share.

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

(d)

Securities Authorized for Issuance Under Equity Compensation Plans

There are 2,362,000 outstanding options to purchase our securities.  The weighted average exercise price of these options is $1.00, the average term when issued was five years and the average term remaining is four years.

2016 Equity Incentive Plan

On March 11, 2016, the Board adopted, subject to the receipt of stockholder approval which was received on April 21, 2016, the 2016 Equity Incentive Plan (the “2016 Plan”) providing for the issuance of up to 228,572 shares of our common stock. The plan was subsequently modified with shareholder approval on January 18, 2018 to increase the total maximum amount issuable under the plan to 2,500,000. The purpose of the Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders. As of April 5, 2019, 2,362,000 shares have been issued under the 2016 Plan and 138,000 shares are still available for issuance.

Transfer Agent

The transfer agent and registrar for our Common Stock is Continental Stock Transfer and Trust located 1 State Street, 30th Floor, New York, NY 10004-1561.

Recent Sales of Unregistered Equity Securities

There were no unregistered sales of the Company’s equity securities during 2018 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Rule 10B-18 Transactions

During the fourth quarter of 2018, the Company purchased 3,113 shares of common stock from two existing shareholders at the fair market value of the shares on the transaction dates. 1,950 shares were purchased at $0.45 per share and 1,163 were purchased at $0.50 per share.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-K and other reports filed by the Company from time to time with the from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of this Annual Report on Form 10-K, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Plan of Operation

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

For the year ended December 31, 2018 compared to December 31, 2017

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended
	December 31,
	2018	2017

Revenue	$12,048,619	$3,884,588
Cost of revenue	6,844,396	2,294,552
Gross profit	5,204,223	1,590,036
Operating expenses	6,774,127	5,033,529
Income (Loss) from operations	(1,569,904)	(3,443,493)
Other income (expense)	(10,983)	(1,708,983)
Net income (loss)	(1,580,887)	(5,152,477)
Series A preferred stock dividends	—	(17,760)
Net income (loss) applicable to common stock	$(1,580,887)	$(5,170,237)

Revenues

	For the Years Ended
	December 31,
	2018	2017	% Change
Revenues:
Projects	$10,753,926	$1,884,079	471%
Maintenance and technical support	1,170,215	1,127,932	4%
IT asset management services	124,478	872,577	-86%
Total revenue	$12,048,619	$3,884,588	210%

The significant increase in overall revenues is driven by the current strength of the projects portion of our business currently being undertaken. The Company’s stable capital structure enables us to more aggressively pursue large projects requiring the ability to deploy major resources. The significant increase in project revenues was also accompanied by an increase in maintenance and technical support.  This revenue source has been in transition for the past year as older legacy systems are replaced by the next generation of technology systems which are currently being installed. There is typically a lag of approximately 6 months installation of a new system until the recurring revenue is recognized. The Company continues to replace the declining revenues from one customer with new, long term recurring revenue from new customers which will be coming on-line in the next several months. The maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The expectation is that revenues from this area will be flat for the first half of 2019 and then begin to grow based on the success of multiple installations in 2018.

The ITAM division experienced a significant reduction in revenues for 2018. This was the result of the conclusion of a large project late in 2017 and delays in starting a new project that was anticipated to begin earlier in 2018. The new project is now expected to begin in the second quarter of 2019. The ITAM division also released a new version of its software which is anticipated to broaden market acceptance of its offerings and we anticipate a positive impact on revenues anticipated in 2019.

Cost of Revenues

	For the Years Ended
	December 31,
	2018	2017	% Change
Cost of revenues:
Projects	$6,373,684	$1,487,516	328%
Maintenance and technical support	409,316	458,960	-11%
IT asset management services	61,396	348,076	-82%
Total cost of revenues	$6,844,396	$2,294,552	198%

Cost of revenues on projects increased at a slower rate than the increase in revenues. The overall gross margin was positively impacted during the period compared to the equivalent period in 2017 due to tighter cost controls on production of systems and the efficiencies gained through the implementation of projects at the Operations and Engineering Center prior to customer deployment.  Cost of Revenues decreased by 11% on maintenance and technical support which is a positive trend against an increase in revenues and we expect this trend to continue as economies of scale begin to have a positive impact.  The Company also completed certain field work at the request of two major clients which increased revenue but at a margin that is less than in the normal course of business.  The effect of this is anticipated to be minimal going forward.

Gross Profit

	For the Years Ended
	December 31,
	2018	2017	% Change

Revenues	$12,048,619	$3,884,588	210%
Cost of revenues	6,844,396	2,294,552	198%
Gross profit	$5,204,223	$1,590,036	227%

Gross Profit was $5,204,223 or 43% of revenues compared to $1,590,036 or 41% of revenues for the twelve months ended December 31, 2018 and 2017, respectively. The overall increase in gross profit of 227% was mainly the result of the increase in project revenues and the positive effect of significant revenue increases from new projects. It should be noted that the accounting treatment was changed to the ASC 606 reporting standard and that the results compared with the previous year are not strictly comparable. As previously discussed, the implementation of ASC 606 covering revenue from contracts with customers, has a temporary impact on overall gross margin as certain costs are recognized ahead of revenues. Also, during the year, certain project revenue related to the management of construction requested by two customers were treated as a pass through and have between a 10% and a 25% gross margin. This has a negative overall effect on the typical project gross margin for an aggregate of our revenue sources of at least 50%. Despite these factors, the Company recorded an overall increase in Gross Margin for the year compared to the prior year which is a positive trend. Management anticipates the overall gross margins for the business to continue to improve in the coming year excluding the impact of “one-off” lower margin revenues related to field construction work requested by the customer and not in the ordinary course of business.

Operating Expenses

	For the Years Ended
	December 31,
	2018	2017	% Change
Operating expenses:
Selling and marketing expenses	$289,140	$179,318	61%
Salaries, wages and contract labor	4,299,799	3,098,782	39%
Research and development	488,694	310,099	58%
Professional fees	245,033	393,531	-38%
General and administration	1,451,461	1,051,799	38%
Total operating expense	$6,774,127	$5,033,529	35%

Operating expenses were higher by 35% for the year reflecting the increase in resources related to the significant increase in revenues for the period. Selling and marketing expenses and research and development both increased with the Company’s investment in resources to grow the business. The Company also began investing in its resources for the development of the new truevue360™ AI platform.  The 39% increase in salaries, wages and contract labor is due to a planned increase in the number of employees and additional contract expenses related to an overall significant increase in revenues.  This rate of increase is expected to slow in 2019. Professional fees were 38% lower due to a reduction in expenses related to legal fees and prudent management of expenses by management. Other G&A costs increased but were in line with the additional staff expenses and the growth of the Company. It is anticipated that overall operating expenses will grow at a slower rate than the revenue increases.

Loss From Operations

The losses from operations for the years ended, December 31, 2018 and 2017 were $1,569,904 and $3,443,493, respectively. This is a 54% reduction in loss as the Company moves toward breakeven and profitability.

Interest Expense

Interest expense for the years ended December 31, 2018 and 2017 were $17,180 and $4,519,035 respectively. The significant decrease in interest expense was primarily due to the Company’s non-cash debt expenses related to certain financing actions prior to completing the capital raise at the end of November 2017. In addition to being non-cash, the expenses were driven by interest expense related to certain warrants which required accounting as derivatives. Some of these extraordinary costs were offset by an overall non-cash gain recorded due to the valuations recorded in those derivative instruments. The affected warrants were cancelled and retired at the end of 2017 and will have no impact on the Company’s financial results going forward.

Other Income

Other income for the years ending December 31, 2018 and 2017 was $6,197 and $1,719 respectively.

Net Loss

The net loss for the years ended December 31, 2018 and 2017 was $1,580,887 and $5,152,477 respectively. The $3,571,590 decrease in net loss is primarily attributable to the increase in revenue and less than proportionate increase cost of revenue in 2018. Net loss applicable to Common Stock was $1,580,887 in 2018 versus $5,170,237 in 2017, a decrease of $3,589,350. Most of the difference between Operating Losses and Net Losses were non-cash in nature. Additionally, the loss in 2017 included a charge for Series A Preferred Stock Dividends of $17,760. Net loss per common share was $0.08 and $1.43 for the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of December 31, 2018, the Company has a cash balance of $1,209,301.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	December 31, 2018	December 31, 2017
Net cash used in operating activities	$(345,287)	$(3,562,306)
Net cash used in investing activities	(285,678)	(41,709)
Net cash used/provided in financing activities	(101,552)	5,371,457
Net (decrease) increase in cash	$(732,517)	$1,767,442

Net cash used in operating activities for the years ended December 31, 2018 and 2017 were $345,287 and $3,562,306 respectively. The decrease in net cash used in operations for the year ended December 31, 2018 was almost exclusively due to a more than $2 million increase in contract liabilities.

Net cash used in investing activities for the years ended December 31, 2018 and 2017 were $285,678 and $41,709, respectively representing an increase in investments in software development and lab equipment during 2018.

Net cash used in financing activities for the year ended December 31, 2018 was $101,552 and cash flows provided in the year ended December 31, 2017 was $5,371,457. Cash flows used in financing activities during 2018 were primarily attributable to repayments of existing notes and short-term credit facilities. Cash flows provided by financing activities during 2017 were primarily attributable to proceeds from the issuance of common stock, offset by repayments of existing notes and short-term credit facilities.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2018, we have funded our operations through revenues generated and cash received from ongoing project execution and associated maintenance revenues. As of April 5, 2019, we had cash on hand of approximately $1,451,000. We have approximately $135,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

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

As reflected in the accompanying consolidated financial statements, the Company had a negative working capital of $469,081 and an accumulated deficit of $30,269,833 at December 31, 2018. During the same period in 2017, the Company had a positive working capital of $550,332 and an accumulated deficit of $28,688,946.

The Company’s consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. While our auditor has expressed substantial doubt regarding our ability to continue as a going concern, management’s assessment is that with the current cash on hand, business backlog and expected orders, and anticipated cash raised from warrant exercises, that the Company will continue as  Going Concern for at least 12 months from the date of this report. Our plan regarding these matters is to closely monitor our progress against our documented pro-forma financial plan, manage expenses accordingly to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. If this is insufficient due to unforeseen circumstances, there can be no assurances that financing will be available or if available, that such financing will be available under favorable terms.

Management believes that the Company has reached the point where anticipated profitable operations from current backlog in the final quarter of the year will allow continuation as a going concern for a period of at least twelve months from the date these financial statements have been issued. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered services. If the Company is unable to complete on some of its revenue producing opportunities in the near term, the ability to continue as a going concern based on management’s assessment may be impacted.

Off Balance Sheet Arrangements

We have no-off balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress toward contract completion, valuation of derivatives, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-28 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There are no reportable events under this item for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9b. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected or his earlier resignation, removal or disqualification. The officers of the Company are elected by the Board.

Name	Age	Position
Gianni B. Arcaini	70	Chairman, Chief Executive Officer, President
Adrian G. Goldfarb	61	Chief Financial Officer, Executive Vice President, Director
Connie L. Weeks	61	Chief Accounting Officer, Executive Vice President
Alfred J. (Fred) Mulder(1)	75	Director
Blair M. Fonda(2)	53	Director
Kenneth Ehrman (3)	49	Director

(1)	Member of the Audit Committee of the Compensation Committee.
(2)	Chairman of the Audit Committee and member of the Compensation Committee
(3)	Chairman of the Compensation Committee and Nominating Committee

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

Kenneth Ehrman, Director

Mr. Kenneth Ehrman currently serves as an independent consultant to several high-technology companies in supply chain/logistics and transportation. Mr. Ehrman advises technology companies focused on solutions for these industries and joins the Company with a strong background in technology. As an innovator in intelligent machine-to-machine (“M2M”) wireless technology and industrial applications of the Internet of Things (“IoT”), Mr. Ehrman has been awarded more than 20 patents in wireless communications, mobile data, asset tracking, power management, cargo and impact sensing, and connected car technology. Mr. Ehrman previously served as Chief Executive Officer of I.D. Systems, Inc. (“IDS”), a company he founded in 1993 as a Stanford University engineering student, pioneering the commercial use of radio frequency identification (“RFID”) technology for industrial asset management. Under Mr. Ehrman’s leadership, IDS began trading on the NASDAQ in 1999 and was named one of North America’s fastest growing technology companies by Deloitte in 2005, 2006, and 2012. During his tenure at IDS, Mr. Ehrman received multiple awards, including Deloitte Entrepreneur of the Year and Ground Support Worldwide Engineer/Innovator Leader. He also served on the Board of Financial Services, Inc. from 2012-2016 before it was successfully sold to a large financial software company.

The Board believes that Mr. Ehrman’s management experience, engineering expertise and long history and familiarity with industries the Company currently operates in, makes him ideally qualified to help lead the Company towards continued growth.

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

Key Employees

David Ponevac, Senior Vice President, Chief Technology Officer of Operating Subsidiary Duos Technologies, Inc.

Mr. Ponevac brings 14 years of software engineering experience, concentrating on web and mobile environments, where he has leveraged his considerable expertise in Objective-C, Java, C#, PHP and many other scripting languages. Mr. Ponevac began his tenure at DTI as the Director of Front-end Application Development, where his successes led to being appointed Chief Architect of centraco®, the Company’s flagship customer facing software suite.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition and Director Independence

Our board of directors currently consists of five members: Mr. Gianni B. Arcaini, Mr. Adrian G. Goldfarb, Mr. Alfred J. (Fred) Mulder, Mr. Blair M. Fonda and Mr. Kenneth Ehrman. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. Based on such review and its understanding of such relationships and transactions, our board affirmatively determined that Alfred J. (Fred) Mulder, Blair M. Fonda And Kenneth Ehrman are both qualified as independent and neither have any material relationship with us that might interfere with his exercise of independent judgment.

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

The Audit Committee oversees our accounting and financial reporting processes and oversee the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include, but are not limited to:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•	discussing our risk management policies;
•	establishing policies and procedures for the receipt and retention of accounting related complaints and concerns;
•	meeting independently with our independent registered public accounting firm and management;
•	reviewing and approving or ratifying any related person transactions; and
•	preparing the audit committee report required by SEC rules.

Compensation Committee

Alfred J. (Fred) Mulder and Kenneth Ehrman are members of the Compensation Committee. Mr. Ehrman serves as Chairman. Messrs. Mulder and Ehrman are “independent” within the meaning of the NASDAQ Stock Market Rules. Messrs. Mulder and Ehrman each qualify as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the Board of Directors in the discharge of its responsibilities relating to the compensation of the Board of Directors and our executive officers. Mr. Fonda also serves as a member of the Compensation Committee.

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

Nominating and Corporate Governance Committee

Mr. Ehrman serves as sole member and Chairman of the Nominating and Corporate Governance Committee. Mr. Ehrman is “independent” within the meaning of the NASDAQ Stock Market Rules. The purpose of the Nominating and Corporate Governance Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, were timely.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock ($)	Options ($)		Other Comp. ($)		Total ($)

Gianni B. Arcaini,	2018	249,260	183,386	(1)	—	144,384	(2)	27,116	(3)	604,146
Chairman of the Board, Chief Executive Officer, President, Director (PEO)	2017	226,600	38,846		—	—		26,895	(4)	292,341

Adrian G. Goldfarb,	2018	175,000	5,000		—	54,272	(5)	5,625	(6)	240,397
Chief Financial Officer, EVP, Director (PFO)	2017	152,083	—		—	—		—		152,083

Connie L. Weeks,	2018	148,338	14,451		—	54,272	(7)	—		217,061
Chief Accounting Officer, EVP	2017	120,000	—		—	—		—		120,000

Noel Heiks,	2018	145,833	25,000		—	21,860	(8)	—		192,693
President and Chief Operating Officer of Duos Technologies, Inc.	2017	—	—		—	—		—		—

———————

(1)

Represents an amount equal to 1% of annual revenues to which Mr. Arcaini is entitled under the terms of his employment and taxes paid on the behalf of Mr. Arcaini for conversion of previously deferred compensation into common stock.

(2)	Option compensation is the fair market value of 705,000 options granted to Mr. Arcaini which are fully vested.

(3)	Comprised of $18,000 per annum car allowance, $2,962 and $6,154 in Company paid membership dues and subscriptions, respectively.
(4)	Comprised of $18,000 per annum car allowance, $2,741 and $6,154 in Company paid membership dues and subscriptions, respectively.

(5)	Option compensation is the fair market value of 265,000 options granted to Mr. Goldfarb which are fully vested.
(6)	Comprised of $5,625 per annum car allowance.
(7)	Option compensation is the fair market value of 265,000 options granted to Ms. Weeks which are fully vested.
(8)

Option compensation was the fair market value of 200,000 options granted to Ms. Heiks of which 100,000 options were fully vested. Ms. Heiks resigned from Duos effective April 1, 2019 and all options granted have been rescinded.  She will continue as a paid consultant for a short period.

Outstanding Equity Awards at December 31, 2018

There were no outstanding equity awards to any of our Named Executive Officers during the year ended December 31, 2018.

2016 Equity Plan

On March 11, 2016, the Board adopted, subject to the receipt of stockholder approval which was received on April 21, 2016, the 2016 Equity Incentive Plan (the “2016 Plan”) providing for the issuance of up to 228,572 shares of our common stock. The plan was subsequently modified with shareholder approval on January 18, 2018 to increase the total maximum amount issuable under the plan to 2,500,000 shares of common stock. The purpose of the Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders. As of April 5, 2019, 2,500,000 shares of common stock have been approved for issuance under the 2016 Plan of which 2,362,000 shares of common stock have been issued.

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

Currently, there are sixteen identified employees (including three executive officers and directors), three non-employee directors, and up to twenty other current or future staff members who would be entitled to receive stock options and/or shares of restricted stock under the 2016 Plan. Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the 2016 Plan as well. On April 23, 2018, 2,242,000 options were granted.

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

Director Compensation

Each independent director is entitled to receive $15,000 per annum for service on our Board in 2018. In addition, Chairmen of committees are awarded an additional $5,000 per annum in compensation in connection with their service in such capacity.

The following table summarizes data concerning the compensation of our non-employee directors for the year ended December 31, 2018.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Blair Fonda (1)	20,000	—	13,160	—	—	—	33,160
Alfred J. (Fred) Mulder (2)	20,000	—	24,580	—	—	—	44,580
Kenneth Ehrman (3)	—	—	—	—	—	—	—

———————

(1)	Blair Fonda was appointed to the board on May 3, 2017 and currently serves as Chairman of the Audit Committee.
(2)

Fred Mulder serves as a director and was appointed as Chairman of the Compensation Committee upon the resignation of John Giles. Mr. Mulder has since stepped down and Chairman of the Compensation Committee.

(3)	Kenneth Ehrman was appointed to the board in January 2019 and assumed responsibility of Chairman of the Compensation Committee, and was not awarded any compensation in 2018.

Employment Agreement with Gianni B. Arcaini

Prior to the effectiveness of the Merger, DTI and Gianni B. Arcaini entered into an employment agreement (the “Arcaini Employment Agreement”) dated May 1, 2003, as subsequently amended on February 10, 2004 and February 12, 2007, pursuant to which Mr. Arcaini served as Chief Executive Officer, President and Chairman of DTI. The Arcaini Employment Agreement has continued in effect following the Merger. Under the agreement, Mr. Arcaini is paid an annual salary of $226,600 and a car allowance of $18,000 per annum. In addition, as incentive-based compensation, Mr. Arcaini is entitled to 1% of annual gross revenues of DTI. However, in order to conserve cash flow, since January 2008, Mr. Arcaini has been deferring a part of his compensation and, as of December 31, 2017, such deferred amount including accrued interest totaled an aggregate of $28,669 after foregoing $700,543 in deferred compensation. The Arcaini Employment Agreement had an initial term that extended through April 30, 2006, subject to renewal for successive one-year terms unless either party gives notice of that party’s election to not renew to the other at least 60 days prior to the expiration of the then-current term. The Arcaini Employment Agreement remains in effect through December 31, 2019. The Arcaini Employment Agreement contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect. It is anticipated that Mr. Arcaini’s compensation terms will be revisited in the future by the Compensation Committee of the Company’s Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 5, 2019, our authorized capitalization was 500,000,000 shares of common stock $0.001 par value per share. As of the same date, there are 24,635,952 shares of our common stock issued and outstanding. Our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of April 5, 2019, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned. The address of our directors and officers is c/o Duos Technology Group, Inc., at 6622 Southpoint Drive S., Suite 310, Jacksonville, Florida 32216.

Name and Address of Beneficial Owner(1)	Outstanding Common Stock(2)	Percentage of Ownership of Common Stock(3)
5% Beneficial Shareholders
First Eagle Investment Management, LLC 1345 Avenue of the Americas, 48th Floor New York, NY 10105 (4)	4,000,000	17.40%
Alpha Capital Anstalt Lettstrasse 32, FL-9490 Vaduz Furstentums, Liechtenstein	2,063,071	9.62%
Justin W. Keener 3960 Howard Hughes Parkway Las Vegas, NV 89169 (5)	2,098,614	9.99%
AIGH Capital Management 6006 Berkeley Avenue Baltimore MD 21209 (6)	1,200,279	5.71%
Pessin Family Holdings 500 Fifth Avenue, Suite 2240 New York, NY 10110 (7)	2,675,402	11.20%
Catalysis Partners, LLC 610 Main Street Venice, CA 90291 (8)	1,754,602	8.30%
5% Beneficial Shareholders as a Group	13,791,968	62.22%

Officers and Directors
Gianni B. Arcaini(9)	2,478,559	9.47%
Adrian G. Goldfarb(10)	523,448	2.09%
Alfred J. (Fred) Mulder(11)	130,892	* %
Blair M. Fonda(12)	126,459	* %
Kenneth Ehrman(13)	120,000	* %
Connie Weeks(14)	265,000	1.06%
Officers and Directors as a Group (6 persons)	3,338,172	14.5%

———————

*Denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	The shares in the table have been listed in accordance with 13-G filings made by the individual investors.
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

(5)

Mr. Justin Keener beneficially holds 9.99% of the Company’s issued and outstanding Common Stock. To the best of our knowledge, Mr. Keener holds (i) 804,115 shares of Common Stock, (ii) warrants to purchase 6,210,526 shares of Common Stock and (iii) 1,125 shares of Series B Convertible Preferred Stock, par value $0.001 per share, convertible into 2,250,000 shares of Common Stock. However, the aggregate number of shares of Common Stock into which the warrants are exercisable and which Mr. Keener has the right to acquire beneficial ownership, and the number of shares of Common Stock into which the Preferred Stock is convertible and which Mr. Keener has the right to acquire beneficial ownership, is limited to the number of shares of Common Stock that, together with all other shares of Common Stock beneficially owned by Mr. Keener, does not exceed 9.99% of the total outstanding shares of Common Stock.

(6)

AIGH LP’s General Partner and president of AIGH LLC is Mr. Orin Hirschman. These 1,200,279 shares beneficially owned by Mr. Hirschman excludes warrants to purchase 2,000,000 shares of common stock not exercisable because the reporting person’s beneficial ownership is above 4.99%.

(7)

Consists of (i) 625,402 shares of Common Stock owned by Norman H. Pessin, (ii) 1,000,000 shares of Common Stock owned by Sandra F. Pessin, and (iii) 1,050,000 shares of Common Stock owned by Brian L. Pessin.

(8)

Consists of (i) 1,554,602 shares of Common Stock and (ii) 200,000 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock held by Catalysis Partners LLC, of which Francis Capital Management, LLC is the investment manager and general partner. John Francis is the Managing Member of Francis Capital Management LLC.

(9)

Mr. Arcaini has voting and investment control of the following shares: 700,543 shares of Common Stock, 700,543 warrants to purchase shares of Common Stock with an exercise price of $1.00 per share which are currently exercisable and 705,000 options to purchase Common Stock with an exercise price of $1.00 per share which are currently exercisable; 134,251 shares of Common Stock held in the name of Robex International, Inc., a Florida corporation in which Mr. Arcaini owns 95% and has sole dispositive voting power over such shares; 118,875 shares of Common Stock and 118,875 warrants to purchase Common Stock with an exercise price of $1.00 per share which are currently exercisable; and 472 shares of Common Stock currently held in his wife’s name.

(10)

Mr. Goldfarb owns 64,949 shares of Common Stock, 179,179 warrants to purchase shares of Common Stock with an exercise price of $0.65, 34,020 warrants to purchase shares of Common Stock with an exercise price of $1.00 per share and, 14,320  warrants to purchase shares of Common Stock with an exercise price of $9.45 per share all of which are currently exercisable and 265,000 options to purchase Common Stock with an exercise price of $1.00 per share which are currently exercisable.

(11)	Includes 38,142 shares of Common Stock.
(12)

Blair Fonda is a Director and serves as Audit Committee Chairman. Includes 6,459 shares of Common Stock and options to purchase 60,000 shares of Common Stock with an exercise price of $1.00 per share which are currently exercisable.

(13)	Kenneth Ehrman was granted 120,000 options to purchase shares Common Stock with an exercise price of $1.00 per share. None of these options are vested and currently are not exercisable by Mr. Ehrman.
(14)	Includes 265,000 options to purchase shares of Common Stock with an exercise price of $1.00 granted to Ms. Weeks which are currently exercisable.

Item 13. Certain Relationships and Related Transactions, and Directors Independence.

On August 1, 2012 the Company entered into independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida company, owned by our Chief Technology Officer, David Ponevac. The Services Agreement provides that Luceon will provide support services including management, coordination or software development services and related services to Duos.

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

	2018	2017

Audit Fees (1)	$97,065	$95,200
Audit-Related Fees (2)	9,927	53,000
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$106,992	$148,200

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

10.23	Form of Conversion Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.5 with the U.S. Securities and Exchange Commission on November 29, 2017)
10.24	Form of Redemption Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 with the U.S. Securities and Exchange Commission on November 29, 2017)
10.25	Form of Pay-off Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the U.S. Securities and Exchange Commission on November 29, 2017)
10.26	2016 Equity Incentive Plan (incorporated by reference to Appendix B of the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 22, 2017).
14.1*	Code of Ethics
21	List of Subsidiaries (incorporated by reference to the Company’s Form 10-K filed on April 1, 2016)
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating Committee Charter
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

———————

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: April 12, 2019	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: April 12, 2019	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gianni B. Arcaini	Chairman and Chief Executive Officer	April 12, 2019
Gianni B. Arcaini	(Principal Executive Officer)

/s/ Adrian G. Goldfarb	Chief Financial Officer	April 12, 2019
Adrian G. Goldfarb	(Principal Financial Officer) and Director

/s/ Alfred J. (Fred) Mulder	Director	April 12, 2019
Alfred J. (Fred) Mulder

/s/ Blair Fonda	Director	April 12, 2019
Blair M. Fonda

/s/ Kenneth Ehrman	Director	April 12, 2019
Kenneth Ehrman

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Duos Technologies Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duos Technologies Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss and net cash used in operations of $1,580,887 and $345,287 respectively in 2018 and had a working capital deficit, an accumulated deficit and a stockholders’ deficit of $469,082, $30,269,833 and $170,985 respectively at December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 12, 2019

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$1,209,301	$1,941,818
Accounts receivable, net	1,538,793	298,304
Contract assets	1,208,604	423,793
Prepaid expenses and other current assets	235,198	90,923
Total Current Assets	4,191,896	2,754,838

Property and equipment, net	204,226	65,362

OTHER ASSETS:
Software Development Costs, net	40,000	—
Patents and trademarks, net	53,871	45,978
Total Other Assets	93,871	45,978
TOTAL ASSETS	$4,489,993	$2,866,178

(Continued)

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,416,716	$812,618
Accounts payable - related parties	13,473	12,598
Notes payable - financing agreements	48,330	49,657
Notes payable - related parties	—	9,078
Line of credit	31,201	34,513
Payroll taxes payable	317,573	149,448
Accrued expenses	222,328	497,277
Contract liabilities	2,248,829	200,410
Deferred revenue	362,528	438,907
Total Current Liabilities	4,660,978	2,204,506

Notes payable - related party	—	39,137
Total Liabilities	4,660,978	2,243,643

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,485,000 shares available to be designated
Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at December 31, 2018 and December 31, 2017, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 2,830 issued and outstanding at December 31, 2018 and December 31, 2017, convertible into common stock at $0.50 per share	2,830,000	2,830,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 21,082,351 and 20,657,850 shares issued, 21,075,958 and 20,654,570 shares outstanding at December 31, 2018 and December 31, 2017, respectively	21,082	20,658
Additional paid-in capital	27,397,225	26,608,823
Total stock & paid-in-capital	30,248,307	29,459,481
Accumulated deficit	(30,269,833)	(28,688,946)
Sub-total	(21,526)	770,535
Less: Treasury stock (6,393 and 3,280 shares of common stock at December 31, 2018 and 2017, respectively)	(149,459)	(148,000)
Total Stockholders' Equity (Deficit)	(170,985)	622,535

Total Liabilities and Stockholders' Equity (Deficit)	$4,489,993	$2,866,178

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

REVENUES:
Project	$10,753,926	$1,884,079
Maintenance and technical support	1,170,215	1,127,932
IT asset management services	124,478	872,577

Total Revenues	12,048,619	3,884,588

COST OF REVENUES:
Project	6,373,684	1,487,516
Maintenance and technical support	409,316	458,960
IT asset management services	61,396	348,076

Total Cost of Revenues	6,844,396	2,294,552

GROSS PROFIT	5,204,223	1,590,036

OPERATING EXPENSES:
Selling and marketing expenses	289,140	179,318
Salaries, wages and contract labor	4,299,799	3,098,782
Research and development	488,694	310,099
Professional fees	245,033	393,531
General and administrative expenses	1,451,461	1,051,799

Total Operating Expenses	6,774,127	5,033,529

INCOME (LOSS) FROM OPERATIONS	(1,569,904)	(3,443,493)

OTHER INCOME (EXPENSES):
Interest Expense	(17,180)	(4,519,035)
Gain on settlement of debt	—	64,647
Warrant derivative gain	—	2,743,686
Other income, net	6,197	1,719

Total Other Income (Expense)	(10,983)	(1,708,983)

NET INCOME (LOSS)	(1,580,887)	(5,152,477)

Series A preferred stock dividends	—	(17,760)

Net income (loss) applicable to common stock	$(1,580,887)	$(5,170,237)

Basic Net Income (Loss) Per Share	$(0.08)	$(1.43)
Diluted Net Income(Loss) Per Share	$(0.08)	$(1.43)

Weighted Average Shares-Basic	20,796,132	3,606,401
Weighted Average Shares-Diluted	20,796,132	3,606,401

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2018 and 2017

	Series B				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Stock	Total
Balance December 31, 2016	—	$—	1,892,020	$1,892	$18,141,629	$(23,518,709)	$(148,000)	$(5,523,188)

Common stock issued for settlement of accounts payable	—	—	359,650	360	214,640	—	—	215,000
Promissory notes settled by issuance of common stock	—	—	1,741,637	1,742	945,524	—	—	947,266
Issuance of origination shares (JMJ)	—	—	1,500,000	1,500	748,500	—	—	750,000
Officer salary settled for common stock	—	—	700,543	701	699,842	—	—	700,543
Series A preferred stock dividends	—	—	—	—	—	(17,760)	—	(17,760)
Issuance of common stock	—	—	14,464,000	14,464	7,217,536	—	—	7,232,000
Warrant liability extinguished	—	—	—	—	95,760	—	—	95,760
Stock issuance costs	—	—	—	—	(1,454,610)	—	—	(1,454,610)
Series B convertible preferred stock issued for cash	1,000	1,000,000	—	—	—	—	—	1,000,000
Series B convertible preferred stock issued for debt conversion	1,830	1,830,000	—	—	—	—	—	1,830,000
Net Loss for the year ended December 31, 2017	—	—	—	—	—	(5,152,477)	—	(5,152,477)
Balance December 31, 2017	2,830	$2,830,000	20,657,850	$20,658	$26,608,823	$(28,688,946)	$(148,000)	$622,535

Common stock issued for services	—	—	52,209	52	73,656	—	—	73,708
Stock options granted to employees	—	—	—	—	447,826	—	—	447,826
Common stock issued for warrants exercised	—	—	300,000	300	194,700	—	—	195,000
Common stock issued for conversion of salary	—	—	72,292	72	72,220	—	—	72,292
Acquisition of stock	—	—	—	—	—	—	(1,459)	(1,459)
Net Loss for the year ended December 31, 2018	—	—	—	—	—	$(1,580,887)	—	(1,580,887)
Balance December 31, 2018	2,830	$2,830,000	21,082,351	$21,082	$27,397,225	$(30,269,833)	$(149,459)	$(170,985)

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
Cash from operating activities:
Net loss	$(1,580,887)	$(5,152,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,922	48,283
Gain on settlement of debt	—	(64,647)
Stock issued per origination fee	—	750,000
Stock option expense	447,826	—
Amortization of debt discounts	—	2,724,389
Initial fair value of warrant liability	—	735,347
Warrant derivative gain	—	(2,743,686)
Changes in assets and liabilities:
Accounts receivable	(1,240,489)	(41,315)
Contract assets	(784,811)	52,880
Prepaid expenses and other current assets	97,964	263,827
Accounts payable	604,096	184,829
Accounts payable-related party	875	(27,538)
Payroll taxes payable	168,125	(295,028)
Accrued expenses	(128,948)	258,307
Contract liabilities	2,048,419	(19,215)
Deferred revenue	(76,379)	(236,262)
Net cash used in operating activities	(345,287)	(3,562,306)

Cash flows from investing activities:
Software development costs	(60,000)	—
Purchase of patents/trademarks	(13,285)	—
Purchase of fixed assets	(212,393)	(41,709)
Net cash used in investing activities	(285,678)	(41,709)

Cash flows from financing activities:
Repayments of line of credit	(3,312)	(3,506)
Repayments of related party notes	(48,215)	(432,527)
Repayments of insurance and equipment financing	(243,566)	—
Repayments of notes payable	—	(1,766,250)
Repayments of series A convertible stock	—	(319,680)
Repurchase of common stock	(1,459)	—
Proceeds from series B preferred stock	—	1,000,000
Proceeds from common stock, net	—	5,777,390
Proceeds from warrants exercised	195,000	—
Repayments from financing agreements	—	(217,470)
Proceeds of notes payable	—	1,333,500
Net cash (used in) provided by financing activities	(101,552)	5,371,457

Net (decrease) increase in cash	(732,517)	1,767,442
Cash, beginning of year	1,941,818	174,376
Cash, end of year	$1,209,301	$1,941,818

(Continued)

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,411	$126,975
Tax paid	$—	$—

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$73,708	$—
Common stock issued for accounts payable	$—	$215,000
Common stock issued for related party notes payable	$—	$95,000
Common stock issued for loans and convertible notes	$—	$2,424,371
Common stock issued for accrued interest and penalties	$—	$257,895
Common stock issued for accrued officer salary	$72,292	$700,543
Accrued interest forgiven related to note payable settlement	$—	$20,697
Accrued dividends	$—	$17,760
Debt discount related to notes payable	$—	$1,571,250
Note issued for financing of insurance premiums	$242,239	$220,760

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (“Company”), through its operating subsidiary Duos Technologies, Inc. (“duostech”) is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems. duostech converges traditional security measures with information technologies to create “actionable intelligence.” duostech’s IP is built upon two of its core technology platforms (praesidium® and centraco®), both distributed as licensed software suites, and natively embedded within engineered turnkey systems. praesidium® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (AMS). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected. centraco® is a comprehensive user interface that includes the functionalities of a Physical Security Information Management (PSIM) system as well as those of an Enterprise Information System (EIS). This multi-layered interface can be securely installed as a stand-alone application suite inside a local area network or pushed outside a wide area network using the same browser-based interface. It leverages industry standards for data security, access, and encryption as appropriate. The platform also operates as a cloud-hosted solution.

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

DECEMBER 31, 2018 AND 2017

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

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be a cash equivalent. There were no cash equivalents at December 31, 2018 or 2017.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of December 31, 2018, and 2017, balance in one financial institution exceeded federally insured limits by $1,007,029 and $1,724,594, respectively.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2018, two customers accounted for 50% and 33% of revenues. For the year ended December 31, 2017, three customers accounted for 22%, 20% and 18% of revenues.

At December 31, 2018, two customers accounted for 58% and 34% of accounts receivable. At December 31, 2017, four customers accounted for 42%, 17%, 13% and 11% of accounts receivable.

The two customers that make up the concentration of Credit Risk are both large companies with established businesses.  One is the third largest retailer in the United States and is a Fortune 200 company.  The other is one of the largest of seven Class 1 railroads and operates in both Canada and the United States.

Geographic Concentration

Approximately 53% and 4.35% of revenue in 2018 and 2017, respectively, is generated from customers outside of the United States.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

DECEMBER 31, 2018 AND 2017

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

Product Warranties

The Company has a 90 day warranty period for materials and labor after final acceptance of all projects. If any parts are defective they are replaced under our vendor warranty which is usually 12-36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of December 31, 2018 and 2017, the warranty costs have been de-minimis; therefore no accrual of warranty reserves has been made.

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

DECEMBER 31, 2018 AND 2017

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

IT Asset Management Services

The Company recognizes revenue from its IT asset management business in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605-25 which addresses Revenue Recognition for the software industry. The general criteria for revenue recognition under ASC 985-605 for our Company, which sells software licenses, which do not require any significant modification or customization, is that revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

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

DECEMBER 31, 2018 AND 2017

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

5.

Transfer of goods and services are over time.

Quantitative:

For the Year Ended December 31, 2018

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets
North America	$7,426,613	$3,523,964	$61,626	$515,465	$396,473	$124,478	$12,048,619

Major Goods and Service Lines
Turnkey Projects	$6,378,927	$3,520,919	$20,022	$437,585	$396,473	$—	$10,753,926
Maintenance & Support	1,047,686	3,045	41,604	77,880	—	—	1,170,215
Data Center Auditing Services	—	—	—	—	—	124,478	124,478
	$7,426,613	$3,523,964	$61,626	$515,465	$396,473	$124,478	$1,2048,619

Timing of Revenue Recognition
Goods transferred over time	$6,378,927	$3,520,919	$20,022	$437,585	$396,473	$—	$10,753,926
Services transferred over time	1,047,686	3,045	41,604	77,880	—	124,478	1,294,693
	$7,426,613	$3,523,964	$61,626	$515,465	$396,473	$124,478	$12,048,619

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Advertising

The Company expenses the cost of advertising. During the years ended December 31, 2018 and 2017, there were no advertising costs.

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

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2018, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2016, 2017 and 2018 remain open for potential audit.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At December 31, 2018 and 2017, there were an aggregate of 25,112,547 and 25,216,332 outstanding warrants to purchase shares of common stock respectively; 2,242,000 and 0 incentive stock options to purchase shares of common stock at December 31, 2018 and 2017 respectively; and at December 31, 2018 and 2017, 5,660,000 common shares were issuable upon conversion of Series B convertible preferred stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Recent Accounting Pronouncements

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,580,887 in 2018. During the same period, cash used in operating activities was $345,287. The working capital deficit, accumulated deficit and stockholders’ deficit as of December 31, 2018 was $469,082, $30,269,833 and $170,985, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, drive significant additional revenue and become profitable.

Management believes that the Company has reached the point where anticipated profitable operations from current backlog in the final quarter of the year will allow continuation as a going concern for a period of at least twelve months from the date these financial statements have been issued. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered services. If the Company is unable to complete on some of its revenue producing opportunities in the near term, the ability to continue as a going concern based on management’s assessment may be impacted.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability without the requirement to raise additional capital for existing operations although such additional capital is expected in the near future (see Note 16). Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in 2018 and will continue in 2019 and beyond. As a result, we expect to generate sufficient revenue and to attain profitable operations with minimal cash use in the next 12 months. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at December 31, 2018 and  2017:

	2018	2017
Accounts receivable	$1,538,793	$298,304
Allowance for doubtful accounts	—	—
	$1,538,793	$298,304

There was bad debt expense related to accounts receivable of $0 in 2018 and 2017.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follow at December 31, 2018 and 2017:

	2018	2017
Furniture, fixtures and equipment	$1,074,976	$862,582
Less: Accumulated depreciation	(870,750)	(797,220)
	$204,226	$65,362

Total depreciation in 2018 and 2017 was $73,530 and $42,838, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

	2018	2017
Patents and trademarks	$280,490	$267,205
Less: Accumulated amortization	(226,619)	(221,227)
	$53,871	$45,978

Total amortization of patents in 2018 and 2017 was $5,392 and $5,445, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

In 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third-party and had passed the preliminary project stage prior to capitalization.

	2018	2017
Software development costs	$60,000	$—
Less: Accumulated amortization	(20,000)	—
	$40,000	$—

Total amortization of patents in 2018 and 2017 was $20,000 and zero, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 7 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$25,066	9.29%	$25,075	10.30%
Third Party - Insurance Note 2	8,501	10.75%	11,679	10.00%
Third Party - Insurance Note 3	14,763	10.25%	12,903	9.24%
Total	$48,330		$49,657

The Company entered into an agreement on December 23, 2017 with its insurance provider by executing a $25,075 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 10.30% payable in monthly installments of principal and interest totaling $2,234 through October 23, 2018. The Company renewed the insurance policy by executing a $25,066 note payable with an annual interest rate of 9.29% payable in monthly installments of principal and interest totaling $2,172. The balance of Insurance Note 1 as of December 31, 2018 and December 31, 2017 was $25,066 and $25,075, respectively.

The Company entered into an agreement on September 15, 2018 renewing with its insurance provider by executing a $15,810 note payable (Insurance Note 2), secured by that policy, with an annual interest rate of 10.75% payable in monthly installments of principal and interest totaling $1,660 through July 15, 2019. At December 31, 2018 and December 31, 2017, the balance of Insurance Note 2 was $8,501 and $11,679, respectively.

The Company entered into an agreement on April 15, 2017 with its insurance provider by executing a $49,000 note payable (Insurance Note 3) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.24% payable in monthly installments of principal and interest totaling $4,373 through February 15, 2018. The policy renewed on April 15, 2018 in the amount of $49,000 with an annual interest rate of 10.25% payable in monthly installments of principal and interest totaling $4,378. At December 31, 2018 and December 31, 2017, the balance of Insurance Note 4 was $14,763 and $12,903, respectively.

Notes Payable - Related Parties

The Company’s notes payable to related parties classified as current liabilities consist of the following as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Notes Payable	Principal	Interest	Principal	Interest
CEO	$—		$9,078	8%
Sub-total current portion	—		9,078
Add long-term portion-CEO	—		39,137
Total	$—		$48,215

On July 19, 2016, the Company received a $60,000 loan less fees of $75 for a related party loan with proceeds of $59,925 from the Company’s CEO. The promissory note carries an annual interest rate of 7.99% with a monthly installment payment of $1,052 through July 19, 2022. On January 5, 2018, the Company repaid the loan in full from the funds received in November 2017 as a result of a capital raise. As of December 31, 2018, and December 31, 2017, the outstanding balance was zero and $48,215, respectively.

NOTE 8 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed to future borrowing. The balance as of December 31, 2018 and 2017, was $31,201 and $34,513, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is the Prime Rate plus 8% (12% at December 31, 2018). The former CEO of ISA is the personal guarantor.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – CONTRACT ACCOUNTING

Contract Assets

Contract assets on uncompleted contracts represents costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2018 and 2017, contract assets on uncompleted contracts consisted of the following:

	2018	2017
Costs and estimated earnings recognized	$4,273,057	$1,613,731
Less: Billings or cash received	(3,064,453)	(1,189,938)
Contract Assets	$1,208,604	$423,793

Contract Liabilities

Contract liabilities on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2018 and 2017, contract liabilities on uncompleted contracts consisted of the following:

	2018	2017
Billings and/or cash receipts on uncompleted contracts	$8,563,241	$573,847
Less: Costs and estimated earnings recognized	(6,314,412)	(373,437)
Contract Liabilities	$2,248,829	$200,410

NOTE 10 – DEFERRED COMPENSATION

As of December 31, 2018, and 2017, the Company has accrued $169,136 and $304,203, respectively, of deferred compensation relating to the individual agreements, which are included in the accompanying consolidated balance sheet in accrued expenses.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has several non-cancelable operating leases, primarily for equipment, that expire over the next year. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense for operating leases during 2018 and 2017 was $9,485 and $12,320, respectively.

	Year Ended December 31,
	2018	2017
Purchase Power/FP Mailing	$195	$369
Coffee Perks/A. Antique Coffee Services	310	382
Canon	8,980	11,569
Total Operating Leases rent expense	$9,485	$12,230

The Company has an operating lease agreement, through the former parent, for office space located in Jacksonville, Florida that expired on April 30, 2016. On March 8, 2016, the former parent executed an amendment to the current lease with a start date of May 1, 2016 and ending on October 31, 2021. The rent is subject to an annual escalation of 3%, beginning May 1, 2017. The Company entered a new lease agreement of office and warehouse space on June 1, 2018 and ending May 31, 2021. This additional space allows for resource growth and engineering efforts for operations before deploying to the field.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Minimum rent payments under these leases are recognized on a straight-line basis over the term of the leases. The current monthly lease payment is $20,177. Rental expense for the office lease during 2018 and 2017 was $209,389 and $174,878, respectively.

The following is a schedule of future minimum lease payments for non-cancelable operating leases are as follows:

2019	$233,658
2020	235,019
2021	212,471
Total	$681,148

Delinquent Payroll Taxes Payable

As of the date hereof, the Company has paid its payroll taxes in full and the Company had appealed the IRS penalty payments for a reduction which was under review. The IRS has since responded, and the Company will be required to repay the penalties in connection with the delinquent payroll taxes. At December 31, 2018, the payroll taxes payable balance of $317,573 includes accrued late fees in the amount of $123,572. The Company has started making monthly payments in the amount of $15,000 starting in July 2018 to pay down the accrued late fees.

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

NOTE 12 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2018 and 2017 consist of net operating loss carryforwards and differences in the book basis and tax basis of intangible assets.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018	2017
Income tax benefit at U.S. statutory rate of 21% in 2018 and 34% in 2017	$(331,986)	$(1,751,842)
State income taxes	(56,912)	(185,489)
Non-deductible expenses	110,165	551,235
Effect of change in federal statutory rate to 21%	—	490,618
Change in valuation allowance	278,733	895,478
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Deferred Tax Assets:
Net operating loss carryforward	$4,653,240	$4,357,876
Intangible assets	80,472	97,103
	4,733,712	4,454,979
Valuation allowance	(4,733,712)	(4,454,979)
Net deferred tax assets	$—	$—

The gross operating loss carryforward was approximately $18,915,611 and $17,715,000 at December 31, 2018 and 2017, respectively. The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2018 and 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $278,733 in 2018.

The potential tax benefit arising from the net operating loss carryforward of $4,357,876 from the period prior to Act’s effective date will expire in 2037. The potential tax benefit arising from the net operating loss carryforward of $295,364 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitations as a result of ownership or business changes that may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carryforwards. If necessary, the deferred tax assets will be reduced by any carryforward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2018, 2017 and 2016 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

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

DECEMBER 31, 2018 AND 2017

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

DECEMBER 31, 2018 AND 2017

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

The 2016 Equity Incentive Plan (the “2016 Plan”) provides for the issuance of up to 228,571 shares of our common stock. The purpose of the Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders. In March 2018, the Board of Directors approved an increase in the total amount of shares or share equivalents that could be issued under the plan to 2,500,000.

On April 23, 2018, the Company issued a total of 2,242,000 incentive stock options to certain employees and directors under the plan.

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

Grant of Awards; Shares Available for Awards

The 2016 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. We have reserved a total of 2.5 million shares of common stock for issuance as or under awards to be made under the 2016 Plan. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2016 Plan.

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

DECEMBER 31, 2018 AND 2017

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

DECEMBER 31, 2018 AND 2017

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

Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $0.50 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise.  Effective November 24, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) which included the issuance of 2,830 shares of Series B Convertible Preferred Stock worth $2,830,000 (including the conversion of liabilities at a price of $1,000 per Class B Unit. As of the date hereof, there are 2,830 shares of Series B Convertible Preferred Stock issued and outstanding.

Common stock issued

Effective November 24, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with 57 investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Purchasers purchased 16,402,742 shares of common stock, 22,062,742 purchaser warrants (the “Purchaser Warrants”), and 2,830 shares of Series B Convertible Preferred Stock (collectively, the “SPA Securities”) worth $11,031,371 (including the conversion of liabilities and redemptions of shares of Series A Preferred Stock) at a price of $0.50 per Class A Unit (as defined in the Securities Purchase Agreement) and $1,000 per Class B Unit (as defined in the Securities Purchase Agreement) (the “Private Offering”). The Purchaser Warrants have a strike price of $0.65, expiring five years from the Initial Exercise Date (as defined in the Purchaser Warrants). The Securities Purchase Agreement contains customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Additionally, the Purchasers may participate in a subsequent offering of the Company’s securities in an aggregate amount of up to 35% of the subsequent offering on the twenty-fourth (24th) month anniversary of the Private Offering. In connection with the Private Offering, there are 18,756,180 shares of common stock issued and outstanding, 2,830 shares of Series B Convertible Preferred Stock issued, and outstanding and 21,853,970 common stock purchase warrants issued and outstanding.

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

The Company issued 52,209 shares of common stock on January 31, 2018 for payment of board fees to three directors in the amount of $73,708 for services to the Board.

The Company issued 300,000 shares of common stock on September 30, 2018 for the exercise of 300,000 warrants by a shareholder at $0.65 per share or $195,000.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The Company issued 72,292 shares of common stock on December 31, 2018 to an employee in exchange for deferred salary at $1.00 per share or $72,292.

Treasury Stock

In August 2016, the Company’s Board of Directors approved a new class of Preferred Stock, “Series A”. For shareholders who invested in previous private placements, the Company was offering on a case by case basis, the ability to convert the existing amount invested into an equivalent amount in the Series A on the condition that they invest an equivalent additional amount in the Series A. In December of 2017, the Company redeemed all of the Series A and continues to hold 3,280 shares purchased for $148,000 as a part of the original transaction.  In December 2018, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value.  The Company purchased 1,163 shares at $0.50 per shares and 1,950 shares at $0.45 per share.  Accordingly, as of December 31, 2018, and 2017, the Company held 6,393 and 3,280 shares of Company stock at an aggregate value of $149,459, and $148,000 respectively.

NOTE 15 – COMMON STOCK OPTIONS AND WARRANTS

Options

2018

During the second quarter of 2018, 2,242,000 incentive stock options were issued to staff and Directors under the 2016 Equity Compensation plan.

The fair value of the incentive stock option grants for the year ended December 31, 2018 estimated using the following weighted- average assumptions:

	For the Years Ended December 31,
	2018	2017
Risk free interest rate	2.59%	—
Expected term in years	2.5 – 2.76	—
Dividend yield	—	—
Volatility of common stock	197.13% - 207.27%	—
Estimated annual forfeitures	—	—

Warrants

2018

During the third quarter of 2018, a shareholder exercised 300,000 warrants in the amount of $195,000.

During the fourth quarter of 2018, the Board approved the issuance of warrants to purchase 496,215 shares of the Company’s Common Stock to six shareholders.

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

DECEMBER 31, 2018 AND 2017

During the fourth quarter of 2017, 14,464,000 warrants were issued with the Securities Purchase Agreement and the amended Placement Agent Agreement, 8,452,180 warrants were issued for debt/services and 2,206,274 warrants were issued to the Placement Agent. During the same period, 433,069 warrants were cancelled.

	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at December 31, 2016	218,764	$8.4	4.6
Warrants expired, forfeited or cancelled	(433,444)	233.45
Warrants issued with debt, debt modifications or services	10,967,012	.65	4.6
Warrants issued	14,464,000	—
Outstanding at December 31, 2017	25,216,332	.65	4.9

Warrants expired, forfeited, cancelled or exercised	(300,000)		3.9
Warrants issued	496,215	.65	4.9
Outstanding at December 31, 2018	25,412,547	.68	3.9
Exercisable at end of period	25,412,547	$.66	3.9

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, certain warrants that were issued as a part of a bridge financing in 2017 were initially recorded as a liability at fair value and were revalued at fair value at each reporting date in 2017, including the period ending December 31, 2017. As of November 2017, the company had issued 433,069 warrants in connection with a debt financing of $2,105,263. The warrants were for a five-year term and were exercisable initially at $5.25 per share and carried a re-pricing feature in the event that the stock price declined prior to repayment of the underlying debt instrument. These warrants were cancelled as agreed with the investor as part of the Private Offering.

The Company re-calculated the estimated fair values of the liabilities for warrant derivative instruments at March 31, June 30, September 30 and November 24, 2017 and at the warrant issuance dates of January 25, 2017 through August 22, 2017 with the Black Scholes Pricing Model (“BSM”) option pricing model and Monte Carlo simulations using the closing prices of the Company’s common stock ranging from $1.05 to $8.75 and the ranges for volatility, expected term and risk-free interest indicated below that follows (BSM inputs only). The Monte Carlo simulations were used to determine a range of expected volatilities and the implied volatility used was determined with a correlation to the highest probability results from that simulation. Thus, for the year ended December 31, 2017, the Company recognized a gain from the change in derivative liability of $2,743,686 included in the statement of operations under Other Income (Expense), Warrant Derivative Gain related to these warrant derivative instruments.

BSM Inputs
Warrants
	During the year ending December 31, 2018	During the year ending December 31, 2017
Expected Volatility	—	37% to 144%
Expected Remaining Term	—	4.07 years to 5.00 years
Risk Free Interest Rate	—	1.80% to 2.13%

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 17 – SUBSEQUENT EVENTS

On January 29, 2019, the Board of Directors appointed a new independent director and Chairman of the Compensation Committee. As a result of the appointment, the new director was granted 120,000 stock options at $1 strike vesting in 1-year.

On March 14, 2019, the Company entered into an agreement with two current shareholders who were also holders of warrants to purchase shares of common stock in the aggregate amount of 1,000,000 and 500,000 shares, respectively, to reduce the exercise price of these warrants to $0.55 from the original exercise price of $0.65 based on immediate exercise. Both shareholders exercised these warrants on March 15, 2019 for proceeds to the Company of $1,650,000.

On March 29, 2019, the Company entered into an agreement with a current shareholder to reduce the exercise price of warrants to purchase shares of common stock the shareholder held to $0.55 from the original exercise price of $0.65 based on the immediate exercise of these 684,581 warrants. The deal which was completed on April 1, 2019 for a total amount of $376,520.

On April 1, 2019, an employee resigned from the Company who had previously been granted 200,000 stock options. As a result of the resignation, all of the options were cancelled.

On April 3, 2019, the Company entered into an agreement with the surviving spouse of a shareholder to purchase 1,599 shares of common stock at fair the market value of $0.74 per share.