Form 10-Q
period 2019-03-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2019-05-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 10, 2019, Duos Technologies Group, Inc. had outstanding 24,075,958 shares of common stock, par value $0.001 per share.

SIGNATURES	27

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,202,415	$1,209,301
Accounts receivable, net	3,623,736	1,538,793
Contract assets	286,996	1,208,604
Prepaid expenses and other current assets	309,164	235,198
Total Current Assets	5,422,311	4,191,896

Property and equipment, net	257,946	204,226
Operating lease right of use asset	557,485	—

OTHER ASSETS:
Software Development Costs, net	35,000	40,000
Patents and trademarks, net	55,529	53,871
Total Other Assets	90,529	93,871

TOTAL ASSETS	$6,328,271	$4,489,993

(Continued)

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,060,631	$1,416,716
Accounts payable - related parties	13,473	13,473
Notes payable - financing agreements	149,899	48,330
Line of credit	30,280	31,201
Payroll taxes payable	160,730	317,573
Accrued expenses	248,593	222,328
Current portion-operating lease obligations	207,688	—
Contract liabilities	1,249,781	2,248,829
Deferred revenue	298,563	362,528
Total Current Liabilities	4,419,638	4,660,978

Operating lease obligations	363,557	—

Total Liabilities	4,783,195	4,660,978

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,485,000 shares available to be designated
Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at March 31, 2019 and December 31, 2018, convertible into common stock at $6.30 per share	—	—
Series B convertible cumulative preferred stock, $1,000 stated value per share, 15,000 shares designated; 2,830 issued and outstanding at March 31, 2019 and December 31, 2018, convertible into common stock at $0.50 per share	2,830,000	2,830,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 24,082,351 and 21,082,351 shares issued, 24,075,958 and 21,075,958 shares outstanding at March 31, 2019 and December 31, 2018, respectively	24,082	21,082
Additional paid-in capital	29,066,117	27,397,225
Total stock & paid-in-capital	31,920,199	30,248,307
Accumulated deficit	(30,225,664)	(30,269,833)
Sub-total	1,694,535	(21,526)
Less: Treasury stock (6,393 and 3,280 shares of common stock at March 31, 2019 and December 31, 2018, respectively)	(149,459)	(149,459)
Total Stockholders' Equity (Deficit)	1,545,076	(170,985)

Total Liabilities and Stockholders' Equity (Deficit)	$6,328,271	$4,489,993

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

REVENUES:
Project	$3,918,438	$844,714
Maintenance and technical support	321,474	257,447
IT asset management services	112,169	45,769

Total Revenues	4,352,081	1,147,930

COST OF REVENUES:
Project	2,092,994	547,799
Maintenance and technical support	105,324	103,323
IT asset management services	22,919	20,237

Total Cost of Revenues	2,221,237	671,359

GROSS PROFIT	2,130,844	476,571

OPERATING EXPENSES:
Selling and marketing expenses	109,616	41,221
Salaries, wages and contract labor	1,268,779	765,870
Research and development	112,694	135,280
Professional fees	127,919	63,865
General and administrative expenses	465,386	209,837

Total Operating Expenses	2,084,394	1,216,073

INCOME (LOSS) FROM OPERATIONS	46,450	(739,502)

OTHER INCOME (EXPENSES):
Interest Expense	(2,621)	(5,728)
Gain on settlement of debt	—	—
Warrant derivative gain	—	—
Other income, net	340	2,126

Total Other Income (Expense)	(2,281)	(3,602)

NET INCOME (LOSS)	44,169	(743,104)

Series A preferred stock dividends	—	—

Net income (loss) applicable to common stock	$44,169	$(743,104)

Basic Net Income (Loss) Per Share	$0.002	$(0.04)
Diluted Net Income(Loss) Per Share	$0.001	$(0.04)

Weighted Average Shares-Basic	21,671,240	20,709,478
Weighted Average Shares-Diluted	48,802,471	20,709,478

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Months Ended March 31, 2018 and 2019

					Additional
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2017	2,830	$2,830,000	20,657,850	$20,658	$26,608,823	$(28,688,946)	$(148,000)	$622,535

Common stock issued for services	—	—	52,209	52	73,656	—	—	73,708

Net Loss for the three months ended March 31, 2018	—	—	—	—	—	$(743,104)	—	(743,104)

Balance March 31, 2018	2,830	$2,830,000	20,710,059	$20,710	$26,682,479	$(29,432,050)	$(148,000)	$(46,861)

					Additional
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2018	2,830	$2,830,000	21,082,351	$21,082	$27,397,225	$(30,269,833)	$(149,459)	$(170,985)

Commons stock issued for warrants exercised	—	—	3,000,000	3,000	1,647,000	—	—	1,650,000

Stock options granted to employees					21,892			21,892

Net Income for the three months ended March 31, 2019	—	—	—	—	—	44,169	—	44,169

Balance March 31, 2019	2,830	$2,830,000	24,082,351	$24,082	$29,066,117	$(30,225,664)	$(149,459)	1,545,076

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Cash from operating activities:
Net income (loss)	$44,169	$(743,104)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	41,132	19,071
Stock option expense	21,892	—
Changes in assets and liabilities:
Accounts receivable	(2,084,943)	(1,115,965)
Contract assets	921,608	(184,494)
Prepaid expenses and other current assets	91,898	53,029
Operating lease right of use asset	(557,485)	—
Accounts payable	643,916	(22,436)
Payroll taxes payable	(156,843)	8,608
Accrued expenses	26,265	(69,837)
Operating lease obligation	571,245	—
Contract liabilities	(999,048)	522,172
Deferred revenue	(63,965)	(94,957)

Net cash used in operating activities	(1,500,159)	(1,627,913)

Cash flows from investing activities:
Software development costs	—	(60,000)
Purchase of patents/trademarks	(3,000)	(1,000)
Purchase of fixed assets	(88,511)	(63,113)

Net cash used in investing activities	(91,511)	(124,113)

Cash flows from financing activities:
Repayments of line of credit	(921)	(301)
Repayments of related party notes	—	(48,215)
Repayments of insurance and equipment financing	(64,295)	(74,435)
Proceeds from warrants exercised	1,650,000	—

Net cash provided (used in) by financing activities	1,584,784	(122,951)

Net decrease in cash	(6,886)	(1,874,977)
Cash, beginning of period	1,209,301	1,941,818
Cash, end of period	1,202,415	66,841

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,536	$3,519

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$—	$73,709
Note issued for financing of insurance premiums	$165,864	$—

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

The Company provides a broad range of sophisticated intelligent technology solutions with an emphasis on security, inspection and operations for critical infrastructure within a variety of industries including transportation, retail, law enforcement, oil, gas and utilities sectors. In January 2019, the Company launched a dedicated Artificial Intelligence software platform, truevue360™, through its subsidiary TrueVue360, Inc., (“TrueVue360”) with the objective of focusing the Company’s advanced intelligent technologies in the areas of Artificial Intelligent, Deep Machine Learning and Advance Algorithms to further support our business growth.  Consequently, our business operations are now in three business units: intelligent technologies, AI/machine learning platforms and IT asset management.

The Company’s strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and growth through accretive acquisitions. The Company provides its broad range of technology solutions with an emphasis on mission critical security, inspection and operations within the rail transportation, commercial, petrochemical, government, and banking sectors. The Company also offers professional and consulting services for large data centers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not indicative of the results that may be expected for the year ending December 31, 2019 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company including its wholly-owned subsidiaries, Duos Technologies, Inc. and TrueVue 360, Inc. All inter-company transactions and balances are eliminated in consolidation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2019, balance in one financial institution exceeded federally insured limits by approximately $1,015,259.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2019, two customers accounted for 78% and 11%. For the three months ended March 31, 2018, four customers accounted for 27%, 19%, 17% and 13% of revenues.

At March 31, 2019, two customers accounted for 70% and 16% of accounts receivable. At December 31, 2018, two customers accounted for 58% and 34% of accounts receivable.

Geographic Concentration

Approximately 80% of revenue is generated from two customers outside of the United States.

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

March 31, 2019

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At March 31, 2019, there was an aggregate of 22,538,551 outstanding warrants to purchase shares of common stock. At March 31, 2019, there was an aggregate of 2,362,000 shares of employee stock options to purchase shares of common stock of which 406,000 are currently unvested. At March 31, 2019, 5,660,000 common shares issuable upon conversion of Series B convertible preferred stock, were included in the computation of dilutive earnings per share and 21,471,231 warrants and options were included in the calculation of dilutive earnings per share at March 31, 2019. The balance of 3,429,320 were excluded because they were out of the money at March 31, 2019.

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

March 31, 2019

(Unaudited)

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management implemented on January 1, 2019.

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

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – LIQUIDITY

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net income of $44,169 for the three months ended March 31, 2019. During the same period, cash used in operating activities was $1,500,159. The positive working capital and accumulated deficit as of March 31, 2019 were $1,002,673 and $30,225,664, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern.  This was principally due to a lack of working capital prior to the raise of approximately $11 million closed in late 2017.  In addition, the Company was carrying significant debt obligations including a senior secured note with cash interest payments.

After the 2017 raise, management paid down all debt which eliminated monthly obligations for interest payments other than for normal course of business financing, secured sufficient working capital for ongoing operations and was successful in closing business and establishing a backlog such that we were breakeven or  profitable in two of the last four quarters including the current quarter. The Company has been successful in increasing its working capital cushion with $1,650,000 in warrant executions during the current quarter and has secured another approximately $475,000 in further warrant conversions.

Management now believes that these actions have alleviated the substantial doubt for the Company to continue as a going concern and will continue to grow its business and achieve profitability without the requirement to raise additional capital for existing operations. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to execute the plan described above, generate sufficient revenue and to attain consistently profitable operations. Additionally, the Company expects that with the current financial plan, further warrant executions can be expected and in conjunction with this, a number of existing shareholders have requested the opportunity to invest further money to build shareholder equity by a further $3.5 million. Management will continue to evaluate these plans in future filings.

NOTE 3 – SOFTWARE DEVELOPMENT COSTS

At March 31, 2019 and December 31, 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third-party and had passed the preliminary project stage prior to capitalization.

Software development costs consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Software Development Costs	$60,000	$60,000
Less: Accumulated amortization	(25,000)	(20,000)
Total	$35,000	$40,000

Amortization expense of software development costs for the three months ended March 31, 2019 and 2018 was $5,000 and $5,000, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 4 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	March 31, 2019		December 31, 2018
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$12,688	9.29%	$25,066	9.29%
Third Party - Insurance Note 2		10.75%	8,501	10.75%
Third Party - Insurance Note 3	10,515	6.36%	14,763	10.25%
Third Party - Insurance Note 4	126,696	6.36%	—	—
Total	$149,899		$48,330

The Company entered into an agreement on December 23, 2018 with its insurance provider by executing a $25,066 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.29% payable in monthly installments of principal and interest totaling $2,172 through October 23, 2019. The balance of Insurance Note 1 as of March 31, 2019 and December 31, 2018 was $12,688 and $25,066, respectively.

The Company entered into an agreement on September 15, 2018 renewing with its insurance provider by executing a $15,810 note payable (Insurance Note 2), secured by that policy, with an annual interest rate of 10.75% payable in monthly installments of principal and interest totaling $1,660 through July 15, 2019. At March 31, 2019 and December 31, 2018, the balance of Insurance Note 2 was zero and $8,501, respectively.

The Company entered into an agreement on April 15, 2018 with its insurance provider by executing a $49,000 note payable (Insurance Note 3) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 10.25% payable in monthly installments of principal and interest totaling $4,378 through February 15, 2019. The policy renewed on April 15, 2019 in the amount of $51,940 with an annual interest rate of 6.36% payable in monthly installments of principal and interest totaling $5,326. At March 31, 2019 and December 31, 2018, the balance of Insurance Note 3 was $10,515 and $14,763, respectively.

The Company entered into an agreement on February 3, 2018 with its insurance provider by executing a $127,561 note payable (Insurance Note 4) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.80% payable in monthly installments of principal and interest totaling $13,276 through November 3, 2018. The policy renewed on February 3, 2019 in the amount of $141,058 with an annual interest rate of 6.36% payable in monthly installments of principal and interest totaling $14,520. At March 31, 2019 and December 31, 2018, the balance of Insurance Note 4 was $126,696 and zero, respectively.

NOTE 5 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed to future borrowing. The balance as of March 31, 2019 and December 31, 2018, was $30,280 and $31,201, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is 12% at March 31, 2019. The former CEO of ISA is the personal guarantor.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

As of the date hereof, the Company has paid its payroll taxes in full and the Company had appealed the IRS penalty payments for a reduction which was under review. The IRS has since responded, and the Company will be required to repay the penalties in connection with the delinquent payroll taxes. At March 31, 2019, the payroll taxes payable balance of $160,730 includes accrued late fees in the amount of $78,572. The Company has started making monthly payments in the amount of $15,000 starting in July 2018 to pay down the accrued late fees.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

NOTE 7 – OPERATING LEASE OBLIGATIONS

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. We adopted ASU 2016-02 effective January 1, 2019, on a modified retrospective basis, without adjusting comparative periods presented. Effective January 1, 2019, the Company established a right-of-use model (ROU) asset and operating lease liability in the amount of $597,103. The right of use asset balance at March 31, 2019 was $557,485, The operating lease liability – current portion was $207,688 and the operating lease liability – long term portion was $363,557. This is the Company’s only lease whose term is greater than 12 months. The adoption of ASU 2016-02 did not materially affect our consolidated statement of operations or our consolidated statements of cash flows. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and to recognize all lease payments for leases with a term greater than 12 months on a straight-line basis over the lease term in our consolidated statements of operations.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common stock issued for exercise of warrants

During the first quarter of 2019, the Company entered into an agreement with two current shareholders who were also holders of warrants to purchase shares of common stock in the aggregate amount of 3,000,000 shares, to reduce the exercise price of these warrants to $0.55 from the original exercise price of $0.65 based on immediate exercise. Both shareholders exercised these warrants in March 2019 for proceeds to the Company of $1,650,000.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2019, was $21,892 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2019, the total compensation cost for stock options not yet recognized was $88,784. This cost will be recognized over the remaining vesting term of the options of approximately 1 year.

On January 29, 2019, the Board of Directors appointed a new independent director and Chairman of the Compensation Committee. As a result of the appointment, the new director was granted 120,000 stock options exercisable at $1.00 per share vesting one year from the date of grant.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Employee Stock Options

A maximum of 2,500,000 shares were made available for grant under the 2016 Plan, as amended, and all outstanding options under the Plan provide a cashless exercise feature. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2016 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event. As of March 31, 2019, and December 31, 2018, options to purchase 2,362,000 and zero shares of common stock were outstanding under the 2016 Plan, respectively.

The Company has no expired employee stock options under the 2016 Plan at March 31, 2019.

	March 31, 2019
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	—	$—
Granted	2,362,000	$1.00
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding at March 31, 2019	2,362,000	$1.00
Exercisable at March 31, 2019	1,956,000	$1.00

Outstanding
Weighted average remaining contractual term		4.25
Aggregate intrinsic value		$—
Weighted average grant date fair value (per share)		$0.21

Exercisable
Weighted average remaining contractual term		4.25
Aggregate intrinsic value		—

Warrants

The following is a summary of activity for warrants to purchase common stock for the three months ended March 31, 2019:

	March 31, 2019
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at the beginning of the year	25,538,551	$.70	3.9
Warrants expired	—
Warrants issued	—
Warrants cancelled/exercised	(3,000,000)
Outstanding at end of period	22,538,551	.63	3.6
Exercisable at end of period	22,538,551	$.63	3.6

During the first quarter of 2019, the Company received $1,650,000 for the exercise of warrants for 3,000,000 shares of common stock.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

NOTE 10 - NET INCOME (LOSS) PER SHARE

For the three months ended March 31, 2019, basic net income (loss) per common share applicable to common stockholders was computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share applicable to common stockholders was computed based on the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per common share were excluded from the calculation. There were 3,429,320 out-of-the-money stock options and warrants excluded from the computation of diluted earnings per share for the three months ended March 31, 2019.

Basic and diluted net income per share, for the three months ended March 31, 2019, were calculated as follows:

	Basic	Diluted
Numerator
Net income applicable to common stock	$44,169	$44,169
	$44,169	$44,169

Denominator
Weighted average common shares outstanding	21,671,240	21,671,240
Preferred Stock	—	5,660,000
Warrants and options	—	21,471,231
	21,671,240	48,802,471

Net income per share	$.002	$.001

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 11 – CONTRACT ACCOUNTING

Contract Assets

Contract assets on uncompleted contracts represents costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At March 31, 2019 and December 31, 2018, contract assets on uncompleted contracts consisted of the following:

	March 31, 2019	December 31. 2018
Costs and estimated earnings recognized	$3,176,717	$4,273,057
Less: Billings or cash received	(2,889,721)	(3,064,453)
Contract assets	$286,996	$1,208,604

Contract Liabilities

Contract liabilities on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At March 31, 2019 and December 31, 2018, contract liabilities on uncompleted contracts consisted of the following:

	March 31, 2019	December 31. 2018
Billings and/or cash receipts on uncompleted contracts	$12,039,832	$8,563,241
Less: Costs and estimated earnings recognized	(10,790,051)	(6,314,412)
Contract liabilities	$1,249,781	$2,248,829

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

March 31, 2019

(Unaudited)

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

March 31, 2019

(Unaudited)

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

5.

Transfer of goods and services are over time.

Quantitative:

For the Three Months Ended March 31, 2019

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets

North America	$3,671,797	$19,922	$34,353	$43,493	$470,347	$112,169	$4,352,081

Major Goods and Service Lines

Turnkey Projects	$3,389,656	$(29,884)	$26,547	$23,272	$461,237	$—	$3,870,828
Maintenance & Support	282,141	49,806	7,806	20,221	9,110	—	369,084
Data Center Auditing Services	—	—	—	—	—	64,769	64,769
Software License	—	—	—	—	—	47,400	47,400
	$3,671,797	$19,922	$34,353	$43,493	$470,347	$112,169	$4,352,081

Timing of Revenue Recognition

Goods transferred over time	$3,389,656	$(29,884)	$26,547	$23,272	$461,237	$112,169	$3,982,997
Services transferred over time	282,141	49,806	7,806	20,221	9,110	—	369,084
	$3,671,797	$19,922	$34,353	$43,493	$470,347	$112,169	$4,352,081

NOTE 12 – SUBSEQUENT EVENTS

On March 29, 2019, the Company entered into an agreement with a current shareholder to reduce the exercise price of warrants to purchase shares of common stock the shareholder held to $0.55 from the original exercise price of $0.65 based on the immediate exercise of these warrants to purchase 684,581 shares of common stock. The transaction was completed on April 1, 2019 for a total amount of $376,520.

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

Comparison for the Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	March 31,
	2019	2018

Revenue	$4,352,081	$1,147,930
Cost of revenue	2,221,237	671,359
Gross profit	2,130,844	476,571
Operating expenses	2,084,394	1,216,073
Income (Loss) from operations	46,450	(739,502)
Other income (expense)	(2,281)	(3,602)
Net income (loss)	44,169	(743,104)
Net income (loss) applicable to common stock	$44,169	$(743,104)

Revenues

	For the Three Months Ended
	March 31,
	2019	2018	% Change
Revenues:
Projects	$3,918,438	$844,714	364%
Maintenance and technical support	321,474	257,447	25%
IT asset management services	112,169	45,769	145%
Total revenue	$4,352,081	$1,147,930	279%

The significant increase in overall revenues is driven by the current strength of the projects portion of our business currently being undertaken. The Company’s stable capital structure enables us to more aggressively pursue large projects requiring the ability to deploy major resources. An additional effect of this is the ongoing investment by the Company in streamlining our project build and delivery process largely as a result of the investment in the establishment of the Engineering and Operations center in 2018 which has shortened delivery times on major projects. The significant increase in project revenues was also accompanied by an increase in maintenance and technical support as the result of new maintenance contracts being established as well as renewals of existing contracts and a shift to the next generation of technology systems which are currently being installed. The maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from new customers which will be coming on-line in the next several months.

The ITAM division recorded an increase in revenue in the first three months of 2019.  The increase in ITAM revenues is due to the ITAM division release of a new version of its software which is anticipated to broaden market acceptance of its offerings and we anticipate a positive impact on revenues in 2019.

Cost of Revenues

	For the Three Months Ended
	March 31,
	2019	2018	% Change
Cost of revenues:
Projects	$2,092,994	$547,799	282%
Maintenance and technical support	105,324	103,323	2%
IT asset management services	22,919	20,237	13%
Total cost of revenues	$2,221,237	$671,359	231%

Cost of revenues on projects increased in line with the large increase in revenues but with the overall growth in Costs in Revenues growing at a slower pace than Revenue.  The overall gross margin was positively impacted during the period compared to the equivalent period in 2018 due to tighter cost controls on production of systems and the efficiencies gained through the implementation of projects at the Operations and Engineering Center prior to customer deployment.  This positive trend is expected to continue as the Company continues its focus on reducing the costs of delivery and streamlining execution. Cost of Revenues increased slightly on maintenance and technical support but at a slower overall rate than the growth in Revenues as a result of the efficiencies previously described.  ITAM costs of revenue were only slightly higher compared to a significant increase in revenue as the result of a larger proportion of the revenue from licensing.  This effect is expected to continue through the year but with variances in the individual quarters reflective of the balance of license sales to professional services revenues.

Gross Profit

	For the Three Months Ended
	March 31,
	2019	2018	% Change

Revenues	$4,352,081	$1,147,930	279%
Cost of revenues	2,221,237	671,359	231%
Gross profit	$2,130,844	$476,571	347%

Gross Profit was $2,130,844 or 49% of revenues compared to $476,571 or 42% of revenues for the three months ended March 31, 2019 and 2018, respectively. The overall increase in gross profit of 347% was mainly the result of the increase in project revenues and the positive effect of revenue increases from new projects with a lower overall growth in associated costs. As previously discussed, the implementation of ASC 606 covering revenue from contracts with customers, had a temporary impact on overall gross margin during previous reporting periods as certain costs were recognized ahead of revenues. During the 2018 period, certain project revenue related to the management of construction requested by two customers were treated as a pass through and have between a 10% and a 25% gross margin.  This had a negative overall effect on the typical project gross margin of at least 50% gross margin.  Management anticipates the overall gross margins for the business to be close to historical norms for the 2019 period and the current period confirms this trend.

Operating Expenses

	For the Three Months Ended
	March 31,
	2019	2018	% Change
Operating expenses:
Selling and marketing expenses	$109,616	$41,221	166%
Salaries, wages and contract labor	1,268,779	765,870	66%
Research and development	112,694	135,280	-17%
Professional fees	127,919	63,865	100%
General and administration	465,386	209,837	122%
Total operating expense	$2,084,394	$1,216,073	71%

Operating expenses were higher by 71% for the equivalent period in 2018 reflecting the increase in resources related to the significant increase in revenues for the period. Selling and marketing expenses increased in line with the Company’s investment in resources to grow the business. The 66% increase in salaries, wages and contract labor is higher during the period due to an increase number of employees and additional contract expenses related to an overall significant increase in revenues. Research and development decrease was minimal for the period. Professional fees were higher due to an increase in expenses related to legal fees with certain onetime expenses for the recent warrant execution. Other G&A costs were in line with the additional staff expenses and the growth of the Company. It is anticipated that operating expenses will continue to grow at a slower rate than the revenue increases.

Income (Loss) Before Other Expense

The income from operations for the three months ended March 31, 2019 was $46,450 and the loss from operations for the same period in 2018 was $739,502. The 106% increase in income from operations was mostly due to the overall increase in revenue for the period along with an increase in gross margin and a lower overall rate of increase in operating expenses.

Interest Expense

Interest expense for the three months ended March 31, 2019 and 2018 was $2,621 and $5,728 respectively. The almost 54% decrease in interest expense in 2019 was mostly due to the repayment of a note during the same period in 2018.

Other Income

Other income for the three months ended March 31, 2019 and 2018 was $340 and $2,126, respectively. The decrease in other income is due to a lower balance in the money market banking account for the current three-month period in 2019.

Net Income (Loss)

The net income for the three months ended March 31, 2019 was $44,169 against a net loss for the same period in 2018 of $743,104. The $787,273 positive change in net income is primarily attributable to the increase in project revenue with smaller contributions from both maintenance and technical support, and the ITAM business. Net income (loss) per common share was $0.002 versus $(0.04) for the three months ended March 31, 2019 and 2018, respectively. The net income per common share was $0.001 on a dilutive basis.

Liquidity and Capital Resources

As of March 31, 2019, the Company has a working capital of $1,002,673. We generated a net income of $44,169 for the three months ended March 31, 2019.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	March 31, 2019	March 31, 2018
Net cash used in operating activities	$(1,500,159)	$(1,627,913)
Net cash used in investing activities	(91,511)	(124,113)
Net cash provided/used in financing activities	1,584,784	(122,951)
Net decrease in cash	$(6,886)	$(1,874,977)

Net cash used in operating activities for the three months ended March 31, 2019 was $1,500,159 and net cash used during the same period of 2018 was $1,627,913. The decrease in net cash used in operations for the three months ended March 31, 2019 was the result of improved operating results with a number of offsetting changes in assets and liabilities compared to the previous period.  Notable changes were a large increase in account receivable and an increase in accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 were $91,511 and $124,113, respectively representing a decrease in investments in software development and lab equipment during the three months of 2019.

Net cash provided in financing activities for the three months ended March 31, 2019 was $1,584,784 and cash flows used in the same period 2018 was $122,951. Cash flows provided in financing activities during the first three-month period in 2019 were primarily attributable to warrants exercised by four shareholders.  Cash flows used by financing activities during 2018 were primarily attributable to repayments of existing notes and short-term credit facilities.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2019, we have funded our operations through revenues generated and cash received from ongoing project execution and associated maintenance revenues. As of May 10, 2019, we had cash on hand of approximately $2,025,000. We have approximately $135,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Our current capital and revenues are sufficient to fund such expansion although we are dependent on timely payments by our customers for projects and work in process.

Demand for the products and services will be dependent on, among other things, continuing market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. In as much as a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations may be adversely affected by our competitors and prolonged recession periods although these are not considered to be a factor at present.

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

After the 2017 raise, management eliminated all debt other than for normal course of business financing which reduced monthly obligations for interest payments, secured sufficient working capital for ongoing operations.  The Company was also successful in closing business and establishing a backlog such that we were breakeven or profitable in two of the last four quarters including the current quarter. Most importantly, the Company has been successful in increasing its working capital cushion with $1,650,000 in warrant executions during the current quarter and has secured another approximately $475,000 in further warrant conversions.

Management now believes that these actions have alleviated the substantial doubt for the Company to continue as a going concern and will continue to grow its business and achieve profitability without the requirement to raise additional capital for existing operations. The Company expects that with the current financial plan, further warrant executions can be expected and in conjunction with this, a number of existing shareholders have requested the opportunity to invest further money to build shareholder equity by a further $3.5 million. Management will continue to evaluate these plans in future filings.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management implemented on January 1, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

On July 12, 2018 the Company filed an action against one of the Company’s vendors (the “Vendor”). The Vendor supplied a component that was subsequently determined by the Company’s engineering staff to not meet the stated criteria for implementation and did not meet the Vendor’s own stated technical specifications. Attempts to resolve the situation with the Vendor directly were not successful. On January 15, 2019, the Company elected to not pursue the case further due to cost of legal proceedings versus the likely recovery. Both companies have dismissed the claims against each other, and the matter is now closed.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on April 15, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, the Company issued 3,000,000 restricted shares of common stock upon the exercise of warrants to purchase 3,000,000 shares of common stock for aggregate gross proceeds to the Company of $1,650,000.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: May 15, 2019	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: May 15, 2019	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer