Form 10-Q
period 2019-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2019-08-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 12, 2019, Duos Technologies Group, Inc. had outstanding 25,430,224 shares of common stock, par value $0.001 per share.

SIGNATURES	29

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$280,684	$1,209,301
Accounts receivable, net	1,841,778	1,538,793
Contract assets	304,061	1,208,604
Prepaid expenses and other current assets	366,591	235,198

Total Current Assets	2,793,114	4,191,896

Property and equipment, net	353,134	204,226
Operating lease right of use asset	565,926	—

OTHER ASSETS:
Software Development Costs, net	30,000	40,000
Patents and trademarks, net	54,187	53,871
Total Other Assets	84,187	93,871

TOTAL ASSETS	$3,796,361	$4,489,993

(Continued)

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$897,246	$1,416,716
Accounts payable - related parties	13,473	13,473
Notes payable - financing agreements	125,029	48,330
Line of credit	28,704	31,201
Payroll taxes payable	120,964	317,573
Accrued expenses	237,999	222,328
Current portion-operating lease obligations	237,470	—
Contract liabilities	1,078,633	2,248,829
Deferred revenue	597,516	362,528
Total Current Liabilities	3,337,034	4,660,978

Operating lease obligations	354,932	—

Total Liabilities	3,691,966	4,660,978

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,485,000 shares available to be designated
Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at June 30, 2019 and December 31, 2018, convertible into common stock at $6.30 per share	—	—
Series B convertible cumulative preferred stock, $1,000 stated value per share, 15,000 shares designated; 2,830 issued and outstanding at June 30, 2019 and December 31, 2018, convertible into common stock at $0.50 per share	2,830,000	2,830,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 25,155,224 and 21,082,351 shares issued, 25,147,231 and 21,075,958 shares outstanding at June 30, 2019 and December 31, 2018, respectively	25,155	21,082
Additional paid-in capital	29,575,305	27,397,225
Total stock & paid-in-capital	32,430,460	30,248,307
Accumulated deficit	(32,175,455)	(30,269,833)
Sub-total	255,005	(21,526)
Less: Treasury stock (7,992 and 6,393 shares of common stock at June 30, 2019 and December 31, 2018, respectively)	(150,610)	(149,459)
Total Stockholders' Equity (Deficit)	104,395	(170,985)

Total Liabilities and Stockholders' Equity (Deficit)	$3,796,361	$4,489,993

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES:
Project	$984,991	$2,940,992	$4,903,429	$3,785,706
Maintenance and technical support	280,601	252,447	602,075	509,893
IT asset management services	80,213	46,617	192,382	92,386

Total Revenues	1,345,805	3,240,056	5,697,886	4,387,985

COST OF REVENUES:
Project	967,649	1,846,871	3,060,643	2,394,670
Maintenance and technical support	156,341	108,193	261,665	211,516
IT asset management services	47,415	27,751	70,334	47,989

Total Cost of Revenues	1,171,405	1,982,815	3,392,642	2,654,175

GROSS PROFIT	174,400	1,257,241	2,305,244	1,733,810

OPERATING EXPENSES:
Selling and marketing expenses	128,506	74,403	238,122	115,624
Salaries, wages and contract labor	1,338,302	1,315,240	2,607,081	2,081,111
Research and development	118,435	143,081	231,129	278,361
Professional fees	17,054	59,937	144,973	123,801
General and administrative expenses	521,268	295,141	986,655	504,976

Total Operating Expenses	2,123,565	1,887,802	4,207,960	3,103,873

LOSS FROM OPERATIONS	(1,949,165)	(630,561)	(1,902,716)	(1,370,063)

OTHER INCOME (EXPENSES):
Interest Expense	(3,692)	(4,438)	(6,313)	(10,166)
Gain on settlement of debt	—	—	—	—
Warrant derivative gain	—	—	—	—
Other income, net	3,066	636	3,407	2,762

Total Other Income (Expense)	(626)	(3,802)	(2,906)	(7,404)

NET LOSS	(1,949,791)	(634,363)	(1,905,622)	(1,377,467)

Net loss applicable to common stock	$(1,949,791)	$(634,363)	$(1,905,622)	$(1,377,467)

Basic & Diluted Net Loss Per Share	$(0.08)	$(0.03)	$(0.08)	$(0.07)

Weighted Average Shares-Basic & Diluted	25,041,232	20,707,153	23,316,146	20,706,712

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2018 and 2019

	Preferred Stock		Common Stock		Additional	Accumulated
	# of Shares	Amount	# of Shares	Amount	Paid-in-Capital	Deficit	Treasury Stock	Total

Balance December 31, 2017	2,830	$2,830,000	20,657,850	$20,658	$26,608,823	$(28,688,946)	$(148,000)	622,535

Common stock issued for services	—	—	52,209	52	73,656	—	—	73,708
Net Loss for the three months ended March 31, 2018	—	—	—	—	—	$(743,104)	—	(743,104)
Balance March 31, 2018	2,830	$2,830,000	20,710,059	$20,710	$26,682,479	$(29,432,049)	$(148,000)	$(46,861)

Stock options granted to employees	—	—	—	—	403,070	—	—	403,070
Net Loss for the three months ended June 30, 2018	—	—	—	—	—	$(634,363)	—	(634,363)
Balance June 30, 2018	2,830	$2,830,000	20,710,059	$20,710	$27,085,549	$(30,066,413)	$(148,000)	$(278,154)

	Preferred Stock		Common Stock		Additional	Accumulated
	# of Shares	Amount	# of Shares	Amount	Paid-in-Capital	Deficit	Treasury Stock	Total

Balance December 31, 2018	2,830	$2,830,000	21,082,351	$21,082	$27,397,225	$(30,269,833)	$(149,459)	$(170,985)

Commons stock issued for warrants exercised	—	—	3,000,000	3,000	1,647,000	—	—	1,650,000
Stock options granted to employees	—	—	—	—	21,892	—	—	21,892
Net Income for the three months ended March 31, 2019	—	—	—	—	—	44,169	—	44,169
Balance March 31, 2019	2,830	$2,830,000	24,082,351	$24,082	$29,066,117	$(30,225,664)	$(149,459)	1,545,076

Commons stock issued for warrants exercised	—	—	1,072,873	1,073	512,947	—	0	514,020
Stock Repurchase	—	—	—	—	—	—	(1,151)	(1,151)
Stock options granted to employees	—	—	—	—	6,241	—	—	6,241
Stock issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Net loss for the three months ended June 30, 2019	—	—	—	—	—	(1,949,791)	—	(1,949,791)
Balance June 30, 2019	2,830	$2,830,000	25,155,224	$25,155	$29,575,305	$(32,175,455)	$(150,610)	$104,395

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

Cash from operating activities:
Net loss	$(1,905,622)	$(1,377,467)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	87,325	43,714
Stock based compensation	28,134	403,070
Changes in assets and liabilities:
Accounts receivable	(302,986)	(453,476)
Contract assets	904,543	83,872
Prepaid expenses and other current assets	86,411	(150,340)
Operating lease right of use asset	(565,926)	—
Accounts payable	(519,468)	351,832
Related payable-related party	—	2,000
Payroll taxes payable	(196,609)	28,942
Accrued expenses	15,671	(54,781)
Operating lease obligation	592,402	—
Contract liabilities	(1,170,197)	1,568,554
Deferred revenue	234,988	(250,175)

Net cash (used in) provided by operating activities	(2,711,334)	195,745

Cash flows from investing activities:
Software development costs	—	(60,000)
Purchase of patents/trademarks	(3,000)	(1,000)
Purchase of fixed assets	(223,549)	(134,814)

Net cash used in investing activities	(226,549)	(195,814)

Cash flows from financing activities:
Repurchase of common stock	(1,151)	—
Repayments of line of credit	(2,497)	(1,305)
Repayments of related party notes	—	(48,215)
Issuance cost	(10,000)	—
Repayments of insurance and equipment financing	(141,105)	(138,633)
Proceeds from warrants exercised	2,164,019	—

Net cash provided by (used in) financing activities	2,009,266	(188,153)

Net decrease in cash	(928,617)	(188,222)
Cash, beginning of period	1,209,301	1,941,818
Cash, end of period	$280,684	$1,753,596

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,109	$5,327

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$—	$73,708
Note issued for financing of insurance premiums	$217,804	$198,548

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (the “duostech Group”), through its operating subsidiaries, Duos Technologies, Inc. (“duostech”) and TrueVue360, Inc (“TrueVue360”, duostech Group and duostech, collectively the “Company”) is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems. duostech converges traditional security measures with information technologies to create “actionable intelligence.” duostech’s IP is built upon two of its core technology platforms (praesidium® and centraco®), both distributed as licensed software suites, and natively embedded within engineered turnkey systems. praesidium® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (AMS). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected. centraco® is a comprehensive user interface that includes the functionalities of a Physical Security Information Management (PSIM) system as well as those of an Enterprise Information System (EIS). This multi-layered interface can be securely installed as a stand-alone application suite inside a local area network or pushed outside a wide area network using the same browser-based interface. It leverages industry standards for data security, access, and encryption as appropriate. The platform also operates as a cloud-hosted solution.

The Company provides a broad range of sophisticated intelligent technology solutions with an emphasis on security, inspection and operations for critical infrastructure within a variety of industries including transportation, retail, law enforcement, oil, gas and utilities sectors. In January 2019, the Company launched a dedicated Artificial Intelligence software platform, truevue360™, through its subsidiary TrueVue360 with the objective of focusing the Company’s advanced intelligent technologies in the areas of Artificial Intelligent, Deep Machine Learning and Advance Algorithms to further support our business growth.  Consequently, our business operations are now in three business units: intelligent technologies, AI/machine learning platforms and IT asset management.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not indicative of the results that may be expected for the year ending December 31, 2019 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019.

Principles of Consolidation

The consolidated financial statements include duostech Group and its wholly-owned subsidiaries, Duos Technologies, Inc. and TrueVue 360, Inc. All inter-company transactions and balances are eliminated in consolidation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at June 30, 2019.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2019, two customers accounted for 69%, and 12% of revenues. For the six months ended June 30, 2018, two customers accounted for 56% and 14% of revenues.

At June 30, 2019, four customers accounted for 25%, 17%, 13% and 10% of accounts receivable. At December 31, 2018, two customers accounted for 58% and 34% of accounts receivable.

Geographic Concentration

Approximately 72% of revenue is generated from two customers outside of the United States.

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

June 30, 2019

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At June 30, 2019, there was an aggregate of 20,825,984 outstanding warrants to purchase shares of common stock. At June 30, 2019, there was an aggregate of 2,162,000 shares of employee stock options to purchase shares of common stock. Also, at June 30, 2019, 5,660,000 common shares were issuable upon conversion of Series B convertible preferred stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Revenue Recognition

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), that affects the timing of when certain types of revenues will be recognized. The basic principles in ASC 606 include the following: a contract with a customer creates distinct unrecognized contract assets and performance obligations; satisfaction of a performance obligation creates revenue; and a performance obligation is satisfied upon transfer of control to a good or service to a customer.

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

June 30, 2019

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management implemented this standard on January 1, 2019.

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

June 30, 2019

(Unaudited)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – LIQUIDITY

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $1,905,622 for the six months ended June 30, 2019. During the same period, cash used in operating activities was $2,711,334. The working capital deficit and accumulated deficit as of June 30, 2019 were $543,920 and $32,175,455, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to a capital raise which was completed in late 2017 (the “2017 Offering”). Prior to this event, the Company was carrying significant debt obligations including a senior secured note with cash interest payments.

After the 2017 Offering, management paid down all debt which eliminated monthly obligations for interest payments other than for normal course of business financing, secured sufficient working capital for ongoing operations and was successful in closing business and establishing a backlog such that we were breakeven or profitable in two of the last four quarters excluding the current quarter. The Company has been successful in increasing its ongoing working, capital with $2,164,019 in warrant executions during the first half of 2019 and has secured approximately $151,250 in additional warrant conversions. Additionally, the Company continues to be successful in identifying, closing and executing large contracts in the Freight railroad industry. We expect to receive a substantial order in the third quarter from an existing client which will substantially boost our cash reserves in the short term.

Management continues to believe that we have alleviated the substantial doubt for the Company to continue as a going concern. We are executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations other than encouraging early conversions of cash warrants. Ultimately, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate sufficient revenue and to attain consistently profitable operations. Additionally, the Company expects potential further warrant exercises, in addition to potential capital raises of its equity or debt securities, though no guarantees can be made with respect to the foregoing. Management will continue to evaluate these plans in future filings.

NOTE 3 – SOFTWARE DEVELOPMENT COSTS

At June 30, 2019 and December 31, 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third-party and had passed the preliminary project stage prior to capitalization.

Software development costs consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Software Development Costs	$60,000	$60,000
Less: Accumulated amortization	(30,000)	(20,000)
Total	$30,000	$40,000

Amortization expense of software development costs for the six months ended June 30, 2019 and 2018 was $10,000 and $10,000, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 4 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	June 30, 2019		December 31, 2018
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$6,418	9.29%	$25,066	9.29%
Third Party - Insurance Note 2	31,438	6.36%	8,501	10.25%
Third Party - Insurance Note 3	1,645	10.75%	14,763	10.75%
Third Party - Insurance Note 4	85,528	6.36%	—	—
Total	$125,029		$48,330

The Company entered into an agreement on December 23, 2018 with its insurance provider by executing a $25,066 note payable (Insurance Note 1) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 9.29% payable in monthly installments of principal and interest totaling $2,172 through September 23, 2019. The balance of Insurance Note 1 as of June 30, 2019 and December 31, 2018 was $6,418 and $25,066, respectively.

The Company entered into an agreement on April 15, 2018 with its insurance provider by executing a $49,000 note payable (Insurance Note 2) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 10.75% payable in monthly installments of principal and interest totaling $4,378 through February 15, 2019. The policy renewed on April 15, 2019 in the amount of $51,940 with an annual interest rate of 6.36% payable in monthly installments of principal and interest totaling $5,326. At June 30, 2019 and December 31, 2018, the balance of Insurance Note 2 was $31,438 and $8,501, respectively.

The Company entered into an agreement on September 15, 2018 renewing with its insurance provider by executing a $15,810 note payable (Insurance Note 3), secured by that policy, with an annual interest rate of 10.75% payable in monthly installments of principal and interest totaling $1,660 through July 15, 2019. At June 30, 2019 and December 31, 2018, the balance of Insurance Note 3 was $1,645 and $14,763, respectively.

The Company entered into an agreement on February 3, 2018 with its insurance provider by executing a $127,561 note payable (Insurance Note 4) issued to purchase an insurance policy, secured by that policy with an annual interest rate of 8.80% payable in monthly installments of principal and interest totaling $13,276 through November 3, 2018. The policy renewed on February 3, 2019 in the amount of $141,058 with an annual interest rate of 6.36% payable in monthly installments of principal and interest totaling $14,520. At June 30, 2019 and December 31, 2018, the balance of Insurance Note 4 was $85,528 and zero, respectively.

NOTE 5 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed to future borrowing. The balance as of June 30, 2019 and December 31, 2018, was $28,704 and $31,201, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is 12% at June 30, 2019. The former CEO of ISA is the personal guarantor.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

As of the date hereof, the Company has paid its payroll taxes in full. However, the Company had previously appealed to the IRS for a reduction of penalty payments assessed for the late payment of payroll taxes. The IRS has since responded, and the Company will be required to repay the penalties in connection with the delinquent payroll taxes. The Company has started making monthly payments in the amount of $15,000 starting in July 2018 to pay down the accrued late fees. At June 30, 2019, the payroll taxes payable balance of $120,964 includes accrued late fees in the amount of $63,572.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

NOTE 7 – OPERATING LEASE OBLIGATIONS

The Company has two operating lease agreements for office and warehouse space of approximately 12,708 square feet located in Jacksonville, Florida. On April 1, 2019, the Company increased the office square feet from 8,308 to 10,203 office space. The Company now has a total of office and warehouse space of approximately 14,603 square feet. The current lease was amended on May 1, 2016 and again on April 1, 2019 and ends on October 31, 2021. The rent is subject to an annual escalation of 3%, beginning May 1, 2017. The Company entered a new lease agreement of office and warehouse space on June 1, 2018 and ending May 31, 2021.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. We adopted ASU 2016-02 effective January 1, 2019, on a modified retrospective basis, without adjusting comparative periods presented. Effective January 1, 2019, the Company established a right-of-use model (ROU) asset and operating lease liability in the amount of $597,103. The right of use asset balance at June 30, 2019 was $565,926, the operating lease liability – current portion was $237,470 and the operating lease liability – long term portion was $354,932. This is the Company’s only lease whose term is greater than 12 months. The adoption of ASU 2016-02 did not materially affect our consolidated statement of operations or our consolidated statements of cash flows. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and to recognize all lease payments for leases with a term greater than 12 months on a straight-line basis over the lease term in our consolidated statements of operations.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common stock issued for exercise of warrants

During the first quarter of 2019, the Company entered into an agreement with two shareholders who were also holders of warrants to purchase shares of common stock in the aggregate amount of 3,000,000 shares, to reduce the exercise price of these warrants to $0.55 from the original exercise price of $0.65 based on immediate exercise. Both shareholders exercised these warrants in March 2019 for proceeds to the Company of $1,650,000.  The Company also accepted warrant exercises in the second quarter of 2019 from three additional shareholders who were also holders of warrants to purchase shares of common stock in the aggregate amount of 934,581 shares. The exercise price of these warrants was also lowered to $0.55 from the original exercise price of $0.65 based on immediate exercise for further proceeds to the Company of $514,020. Further, during the second quarter of 2019, the Company issued 138,292 shares of common stock upon the cashless exercise of 651,982 common stock warrants.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2019, was $28,134 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2019, the total compensation cost for stock options not yet recognized was $13,887. This cost will be recognized over the remaining vesting term of the options of approximately one year.

Employee Stock Options

A maximum of 2,500,000 shares were made available for grant under the 2016 Plan, as amended, and all outstanding options under the Plan provide a cashless exercise feature. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2016 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event. As of June 30, 2019, and December 31, 2018, options to purchase 2,162,000 shares of common stock and 2,242,000 shares of common stock were outstanding under the 2016 Plan, respectively.

The Company has no expired employee stock options under the 2016 Plan at June 30, 2019.

	June 30, 2019
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2018	2,242,000	$1.00
Granted	120,000	$1.00
Exercised	—	$—
Forfeited	(200,000)	$1.00
Expired	—	$—
Outstanding at June 30, 2019	2,162,000	$1.00
Exercisable at June 30, 2019	2,042,000	$1.00

Outstanding
Weighted average remaining contractual term		3.80
Aggregate intrinsic value		$—
Weighted average grant date fair value (per share)		$0.22

Exercisable
Weighted average remaining contractual term		3.55
Aggregate intrinsic value		—

On January 29, 2019, the Board of Directors appointed a new independent director and Chairman of the Compensation Committee. As a result of the appointment, the new director was granted 120,000 stock options exercisable at $1.00 per share vesting one year from the date of grant. On March 31, 2019, the President and Chief Operating Officer of Duos Technologies Inc., resigned from her positions. Due to the resignation, the individual forfeited 200,000 stock options previously granted.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Warrants

The following is a summary of activity for warrants to purchase common stock for the six months ended June 30, 2019:

	June 30, 2019
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at December 31, 2018	25,412,547	$.70	3.9
Warrants expired	—
Warrants issued	—
Warrants cancelled/exercised	(4,586,563)	.47
Outstanding at end of period	20,825,984	.63	3.4
Exercisable at end of period	20,825,984	$.47	3.4

During the first quarter of 2019, the Company received $1,650,000 for the exercise of warrants for 3,000,000 shares of common stock.

During the second quarter of 2019, the Company received an aggregate of $514,020 for the exercise of warrants to purchase 934,581 shares of common stock. Also, during the second quarter of 2019, the Company issued 138,292 shares of common stock upon the cashless exercise of 651,982 common stock warrants.

NOTE 9 - REVENUE

Revenue Recognition and Contract Accounting

The Company generates revenue from three sources: (1) Project Revenue; (2) Maintenance and Technical Support and (3) IT Asset Management (software licensing, consulting and auditing).

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

At June 30, 2019 and December 31, 2018, contract assets on uncompleted contracts consisted of the following:

	June 30, 2019	December 31. 2018
Costs and estimated earnings recognized	$3,241,030	$4,273,057
Less: Billings or cash received	(2,936,969)	(3,064,453)
Contract assets	$304,061	$1,208,604

Contract Liabilities

Contract liabilities on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At June 30, 2019 and December 31, 2018, contract liabilities on uncompleted contracts consisted of the following:

	June 30, 2019	December 31. 2018
Billings and/or cash receipts on uncompleted contracts	$12,166,178	$8,563,241
Less: Costs and estimated earnings recognized	(11,087,545)	(6,314,412)
Contract liabilities	$1,078,633	$2,248,829

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

June 30, 2019

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

c.

Licensing and professional services related to auditing of data center assets.

2.

We currently operate in North America including the USA, Mexico and Canada.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

5.

Transfer of goods and services are over time.

Quantitative:

For the Six Months Ended June 30, 2019

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets

North America	$4,476,933	$188,931	$54,973	$97,068	$687,599	$192,382	$5,697,886

Major Goods and Service Lines

Turnkey Projects	$3,942,219	$186,734	$39,361	$56,626	$678,489	$—	$4,903,429
Maintenance & Support	534,714	2,197	15,612	40,442	9,110	—	602,075
Data Center Auditing Services	—	—	—	—	—	144,982	144,982
Software License	—	—	—	—	—	47,400	47,400
	$4,476,933	$188,931	$54,973	$97,068	$687,599	$192,382	$5,697,886

Timing of Revenue Recognition

Goods transferred over time	$3,942,219	$186,734	$39,361	$56,626	$678,489	$192,382	$5,095,811
Services transferred over time	534,714	2,197	15,612	40,442	9,110	—	602,075
	$4,476,933	$188,931	$54,973	$97,068	$687,599	$192,382	$5,697,886

NOTE 11 – SUBSEQUENT EVENTS

On July 9, 2019, a shareholder exercised 200,000 warrants at an exercise price of $0.55 for $110,000.

On July 29, 2019, the same shareholder exercised warrants to purchase 75,000 shares of common stock for proceeds to the Company of $41,250.

On July 29, 2019, the Company entered into an agreement with a shareholder to purchase back 10,537 shares of common stock at fair the market value of $0.65 per share for a payment made by the Company in the amount of $6,849.

On July 31, at the Annual Meeting of the shareholders, an increase in the authorized shares of the Company’s 2016 Equity Incentive Plan was approved from 2,500,000 to 4,500,000 shares.

On August 13, 2019, the Company’s Board of Directors nominated and approved Ned Mavrommatis as a Director and co-Chairman of the Audit Committee.

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

Notwithstanding the above, no assurance can be provided that our product offerings will generate significant orders or continued market acceptance.

Results of Operation

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	June 30,
	2019	2018

Revenue	$1,345,805	$3,240,056
Cost of revenue	1,171,405	1,982,815
Gross profit	174,400	1,257,241
Operating expenses	2,123,565	1,887,802
Loss from operations	(1,949,165)	(630,561)
Other income (expense)	(626)	(3,802)
Net loss	$(1,949,791)	$(634,363)

Revenues

	For the Three Months Ended
	June 30,
	2019	2018	% Change
Revenues:
Projects	$984,991	$2,940,992	-67%
Maintenance and technical support	280,601	252,447	11%
IT asset management services	80,213	46,617	72%
Total revenue	$1,345,805	$3,240,056	-58%

The majority of the decrease in overall revenues is due to execution delays by one customer for customer acceptance in the projects portion of our business currently being undertaken. A further impact is from the delay by one customer to the start of a major project pending resolution of certain terms and conditions in the contract.  Although these delays may impact the projects revenue portion of our business for a further quarter, they are not expected to have any material impact for the full year.  The Company’s stable capital structure enables us to more aggressively pursue large projects requiring the ability to deploy major resources although this can have a short-term impact on Gross Profit (see Cost of Revenues). An additional effect of this is the ongoing investment by the Company in streamlining our project build and delivery process largely as a result of the investment in the establishment of the Engineering and Operations center in 2018 which has shortened delivery times on major projects. The decrease in project revenues was offset by an increase in maintenance and technical support as the result of new maintenance contracts being established as well as renewals of existing contracts and a shift to the next generation of technology systems which are currently being installed. The maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from new customers which will be coming on-line in the next several months.

The ITAM division recorded an increase in revenue in the second quarter of 2019.  The increase in ITAM revenues is due to the ITAM division release of a new version of its software which is anticipated to broaden market acceptance of its offerings and we anticipate a positive impact on revenues in 2019.

Cost of Revenues

	For the Three Months Ended
	June 30,
	2019	2018	% Change
Cost of revenues:
Projects	$967,649	$1,846,871	-48%
Maintenance and technical support	156,341	108,193	45%
IT asset management services	47,415	27,751	71%
Total cost of revenues	$1,171,405	$1,982,815	-41%

Cost of revenues on projects decreased in line with the decrease in revenues. The overall gross margin was negatively impacted during the period compared to the equivalent period in 2018 due to a significant increase in personnel in anticipation of increased execution and support requirements for the second half of the year and into 2020.  The tighter cost controls on production of systems and the efficiencies gained through the implementation of projects at the Operations and Engineering Center prior to customer deployment continues to have positive effect and this trend is expected to continue as the Company continues its focus on reducing the costs of delivery and streamlining execution for delivery of a much higher number of projects. Cost of Revenues increased on maintenance and technical support as a result of additional investments in staffing to support a much larger number of installations. ITAM costs of revenue were higher but at a slower pace than the increase in revenue.

Gross Profit

	For the Three Months Ended
	June 30,
	2019	2018	% Change

Revenues	$1,345,805	$3,240,056	-58%
Cost of revenues	1,171,405	1,982,815	-41%
Gross profit	$174,400	$1,257,241	-86%

Gross Profit was $174,400 or 13% of revenues compared to $1,257,241 or 39% of revenues for the three months ended June 30, 2019 and 2018, respectively. The overall decrease in gross profit of 86% reflects the significant increase in staffing related to project implementation which was not offset in the current quarter due to certain customer delays for project implementation. The requirement for additional staffing is in anticipation of a significantly greater number of projects over the next 18 months. Although, the implementation of ASC 606 covering revenue from contracts with customers, had a temporary impact on overall gross margin during previous reporting periods there was no impact during this quarter. However, there is anticipated to be an impact on Gross Margins in the next quarter in line with new projects starting but not being delivered until later in the year.  Although this has had a negative overall effect on the typical project gross margin of at least 50%, management anticipates the overall gross margins for the full year to be close to historical norms.

Operating Expenses

	For the Three Months Ended
	June 30,
	2019	2018	% Change
Operating expenses:
Selling and marketing expenses	$128,506	$74,403	73%
Salaries, wages and contract labor	1,338,302	1,315,240	2%
Research and development	118,435	143,081	-17%
Professional fees	17,054	59,937	-72%
General and administration	521,268	295,141	77%
Total operating expense	$2,123,565	$1,887,802	12%

Operating expenses were higher by 12% for the equivalent period in 2018 reflecting the increase in resources related to the Company’s anticipated growth. Selling and marketing expenses increased in line with the Company’s investment in resources to support that growth. There was no measurable increase in salaries, wages and contract labor during the period. Research and development expenses outside of labor costs decreased. Professional fees were also minimal for the period due to the fact that the Company is not engaged in any significant activities related to fundraising or other activities outside the normal course of business. Other general and administrative costs were higher as the result of additional business and non-project related travel.

Loss From Operations

The loss from operations for the three months ended June 30, 2019 was $1,949,165 and the loss from operations for the same period in 2018 was $630,561. The 209% increase in losses from operations are the result of much lower revenues and gross margins for the period together with an increase in operating expenses. The losses are expected to be temporary and be offset for the full year with the anticipated growth in business from new contracts.

Other Income/Expense

Interest expense for the three months ended June 30, 2019 was $3,692 versus interest expense of $4,438 in the equivalent period in 2018. Interest costs continue to be minimal and are offset by earnings from cash on deposit in the amount of $3,066 at June 30, 2019 versus $636 in the same period of 2018.

Net Loss

The net loss for the three months ended June 30, 2019 was $1,949,791 against a net loss for the same period in 2018 of $634,363. The $1,315,428 negative change in net loss is primarily attributable to the decrease in project revenue. Net loss per common share was $0.08 versus $0.03 for the three months ended June 30, 2019 and 2018, respectively.

Comparison for the Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended
	June 30,
	2019	2018
,
Revenue	$5,697,886	$4,387,985
Cost of revenue	3,392,642	2,654,175
Gross profit	2,305,244	1,733,810
Operating expenses	4,207,960	3,103,873
Loss from operations	(1,902,716)	(1,370,063)
Other income (expense)	(2,906)	(7,404)
Net loss	$(1,905,622)	$(1,377,467)

Revenues

	For the Six Months Ended
	June 30,
	2019	2018	% Change
Revenues:
Projects	$4,903,429	$3,785,706	30%
Maintenance and technical support	602,075	509,893	18%
IT asset management services	192,382	92,386	108%
Total revenue	$5,697,886	$4,387,985	30%

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

The ITAM division recorded an increase in revenue in the first six months of 2019.  The increase in ITAM revenues is due to the ITAM division release of a new version of its software which is anticipated to broaden market acceptance of its offerings and we anticipate a positive impact on revenues in 2019.

Cost of Revenues

	For the Six Months Ended
	June 30,
	2019	2018	% Change
Cost of revenues:
Projects	$3,060,643	$2,394,670	28%
Maintenance and technical support	261,665	211,516	24%
IT asset management services	70,334	47,989	47%
Total cost of revenues	$3,392,642	$2,654,175	28%

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

Gross Profit

	For the Six Months Ended
	June 30,
	2019	2018	% Change

Revenues	$5,697,886	$4,387,985	30%
Cost of revenues	3,392,642	2,654,175	28%
Gross profit	$2,305,244	$1,733,810	33%

Gross Profit was $2,305,244 or 40% of revenues compared to $1,733,810 or 40% of revenues for the six months ended June 30, 2019 and 2018, respectively. The Gross Margin has remained stable for the period and broadly comparable with the same period one year ago. As previously discussed, the implementation of ASC 606 covering revenue from contracts with customers, can have a temporary impact on overall gross margin during previous reporting periods as certain costs are recognized ahead of revenues. The effects of this are typically within a quarter and over the project cycle there is expected to be no material impact.  As previously stated, management anticipates the overall gross margins for the business to be close to historical norms for the 2019 period even though the current period is below that target due to an increase in resources related to anticipated project revenues from new projects that are expected to begin in the second half of this year.

Operating Expenses

	For the Six Months Ended
	June 30,
	2019	2018	% Change
Operating expenses:
Selling and marketing expenses	$238,122	$115,624	106%
Salaries, wages and contract labor	2,607,081	2,081,111	25%
Research and development	231,129	278,361	-17%
Professional fees	144,973	123,801	17%
General and administration	986,655	504,976	95%
Total operating expense	$4,207,960	$3,103,873	36%

Operating expenses were higher by 36% for the equivalent period in 2018 reflecting the increase in resources related to the significant increase in revenues for the period. Selling and marketing expenses increased in line with the Company’s investment in resources to grow the business. The 25% increase in salaries, wages and contract labor is higher during the period due to an increase number of employees and additional contract expenses related to an overall significant increase in revenues. Research and development decrease were minimal for the period. Professional fees were higher due to an increase in expenses related to legal fees with certain onetime expenses for the recent warrant execution. Other G&A costs were in line with the additional staff expenses and the growth of the Company. It is anticipated that operating expenses will continue to grow at a slower rate than the revenue increases.

Loss From Operations

The loss from operations for the six months ended June 30, 2019 was $1,902,716 and the loss from operations for the same period in 2018 was $1,370,063. The 39% increase in loss from operations was mostly due to the overall increase in general and administrative costs along with the increase in costs in selling and marketing expense for the period.

Interest Expense

Interest expense for the six months ended June 30, 2019 was $6,313 and the interest expense for same period in 2018 was $10,166. This is due to generally higher amounts of available cash that generate interest income.

Other Income

Other income for the six months ended June 30, 2019 and 2018 was $3,407 and $2,762, respectively. The increase in other income is due to a higher balance in the money market banking account for the first six-month period in 2019.

Net Loss

The net loss for the six months ended June 30, 2019 and 2018 was $1,905,622 and $1,377,467, respectively. The increase in net loss is mostly attributed to an increase in operating expenses in 2019 compared to the same period in 2018. Net loss per common share was $0.08 and $0.07 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of June 30, 2019, the Company has a negative working capital of $543,920. We generated a net loss of $1,905,622 for the six months ended June 30, 2019.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	June 30, 2019	June 30, 2018
Net cash (used) provided in operating activities	$(2,711,334)	$195,745
Net cash (used) in investing activities	(226,549)	(195,814)
Net cash provided (used) in financing activities	2,009,266	(188,153)
Net decrease in cash	$(928,617)	$(188,222)

Net cash used in operating activities for the six months ended June 30, 2019 was $2,711,334 and net cash provided during the same period of 2018 was $195,745. The decrease in net cash used in operations for the six months ended June 30, 2019 even with improved operating results was the result of higher costs related to current and future project execution in anticipation of new projects.  In addition, there are a number of changes in assets and liabilities compared to the previous period that added to the use of cash in operations.  Notable changes were a large decrease in account payable and contract liabilities. In addition, cash is being used to further development activities within the TrueVue360 subsidiary where there are no current offsetting revenues during this period.

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 were $226,549 and $195,814, respectively representing an increase in investments in software development and lab equipment during the six months of 2019.

Net cash provided in financing activities for the six months ended June 30, 2019 was $2,009,266 and cash flows used in the same period 2018 was $188,153. Cash flows provided in financing activities during the six-month period in 2019 were primarily attributable to warrants exercised by four shareholders.  Cash flows used by financing activities during 2018 were primarily attributable to repayments of existing notes and short-term credit facilities.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2019, we have funded our operations through revenues generated and cash received from ongoing project execution and associated maintenance revenues. As of August 12, 2019, we had cash on hand of approximately $255,000. We have approximately $135,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

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

After the 2017 raise, management eliminated all debt other than for normal course of business financing which reduced monthly obligations for interest payments, secured sufficient working capital for ongoing operations.  The Company was also successful in closing business and establishing a backlog such that we were breakeven or profitable in two of the last four quarters including the current quarter. Most importantly, the Company has been successful in increasing its working capital cushion with $1,650,000 in warrant executions during the first quarter of 2019 and has secured another $514,020 in further warrant conversions in the current quarter.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 934,581 shares of common stock upon acceptance of warrant exercises in the second quarter of 2019 from three shareholders for further proceeds to the Company of $514,020.

Also, during the second quarter of 2019, the Company issued 138,292 shares of common stock upon the cashless exercise of 651,982 common stock warrants.

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

DUOS TECHNOLOGIES GROUP, INC.
Date: August 14, 2019	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: August 14, 2019	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer