Form 10-Q
period 2019-09-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2019-11-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of November 11, 2019, Duos Technologies Group, Inc. had outstanding 27,724,814 shares of common stock, par value $0.001 per share.

SIGNATURES	33

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$767,339	$1,209,301
Accounts receivable, net	1,413,983	1,538,793
Contract assets	1,586,138	1,208,604
Prepaid expenses and other current assets	258,596	235,198

Total Current Assets	4,026,056	4,191,896

Property and equipment, net	323,111	204,226
Operating lease right of use asset	509,958	—

OTHER ASSETS:
Software Development Costs, net	25,000	40,000
Patents and trademarks, net	61,440	53,871
Total Other Assets	86,440	93,871

TOTAL ASSETS	$4,945,565	$4,489,993

 (Continued)

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,859,249	$1,416,716
Accounts payable - related parties	12,791	13,473
Notes payable - financing agreements	58,947	48,330
Notes payable - related parties, net of discounts	856,372	—
Notes payable, net of discounts	256,250	—
Line of credit	28,512	31,201
Payroll taxes payable	122,453	317,573
Accrued expenses	250,132	222,328
Current portion-finance lease payable	43,669	—
Current portion-operating lease obligations	241,000	—
Contract liabilities	1,107,742	2,248,829
Deferred revenue	489,062	362,528

Total Current Liabilities	5,326,179	4,660,978

Finance lease payable	48,408
Operating lease obligations	293,415	—

Total Liabilities	5,668,002	4,660,978

Commitments and Contingencies (Note 6)

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,485,000 shares available to be designated
Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at September 30, 2019 and December 31, 2018, convertible into common stock at $6.30 per share	—	—
Series B convertible cumulative preferred stock, $1,000 stated value per share, 15,000 shares designated; 2,080 and 2,830 issued and outstanding at September 30, 2019 and December 31, 2018, convertible into common stock at $0.50 per share	2,080,000	2,830,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 26,964,988 and 21,082,351 shares issued, 26,946,459 and 21,075,958 shares outstanding at September 30, 2019 and December 31, 2018, respectively	26,965	21,082
Additional paid-in capital	30,647,574	27,397,225
Total stock & paid-in-capital	32,754,539	30,248,307
Accumulated deficit	(33,319,524)	(30,269,833)
Sub-total	(564,985)	(21,526)
Less: Treasury stock (18,529 and 6,393 shares of common stock at September 30, 2019 and December 31, 2018, respectively)	(157,452)	(149,459)
Total Stockholders' Deficit	(722,437)	(170,985)

Total Liabilities and Stockholders' Deficit	$4,945,565	$4,489,993

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES:
Project	$1,921,306	$4,731,106	$6,954,062	$8,516,812
Maintenance and technical support	229,008	371,110	701,552	881,004
IT asset management services	48,087	—	240,673	92,386

Total Revenues	2,198,401	5,102,216	7,896,287	9,490,202

COST OF REVENUES:
Project	984,805	2,684,785	4,045,448	5,079,455
Maintenance and technical support	158,785	89,077	420,451	300,593
IT asset management services	29,352	—	99,686	47,989

Total Cost of Revenues	1,172,942	2,773,862	4,565,585	5,428,037

GROSS PROFIT	1,025,459	2,328,354	3,330,702	4,062,165

OPERATING EXPENSES:
Selling and marketing expenses	98,311	73,468	336,433	189,092
Salaries, wages and contract labor	1,438,608	1,072,029	4,045,689	3,153,138
Research and development	97,273	122,755	328,403	401,116
Professional fees	43,903	63,878	188,876	187,679
General and administrative expenses	479,265	359,991	1,465,918	864,969

Total Operating Expenses	2,157,360	1,692,121	6,365,319	4,795,994

INCOME (LOSS) FROM OPERATIONS	(1,131,901)	636,233	(3,034,617)	(733,829)

OTHER INCOME (EXPENSES):
Interest Expense	(12,783)	(4,589)	(19,095)	(14,755)
Other income, net	615	981	4,021	3,742

Total Other Income (Expense)	(12,168)	(3,608)	(15,074)	(11,013)

NET INCOME (LOSS)	(1,144,069)	632,625	(3,049,691)	(744,842)

Net loss applicable to common stock	$(1,144,069)	$632,625	$(3,049,691)	$(744,842)

Basic Net Income (Loss) Per Share	$(0.04)	$0.03	$(0.13)	$(0.04)
Diluted Net Income (Loss) Per Share	$(0.04)	$0.02	$(0.13)	$(0.04)

Weighted Average Shares-Basic	25,442,041	20,752,450	24,016,713	20,724,153
Weighted Average Shares-Diluted	25,442,041	26,412,450	24,016,713	20,724,153

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2018 and 2019

	Preferred Stock		Common Stock		Additional	Accumulated
	# of Shares	Amount	# of Shares	Amount	Paid-in-Capital	Deficit	Treasury Stock	Total

Balance December 31, 2017	2,830	$2,830,000	20,657,850	$20,658	$26,608,823	$(28,688,946)	$(148,000)	622,535

Common stock issued for services	—	—	52,209	52	73,656	—	—	73,708
Net Loss for the three months ended March 31, 2018	—	—	—	—	—	$(743,104)	—	(743,104)
Balance March 31, 2018	2,830	$2,830,000	20,710,059	$20,710	$26,682,479	$(29,432,049)	$(148,000)	$(46,861)

Stock options granted to employees	—	—	—	—	403,070	—	—	403,070
Net Loss for the three months ended June 30, 2018	—	—	—	—	—	$(634,363)	—	(634,363)
Balance June 30, 2018	2,830	$2,830,000	20,710,059	$20,710	$27,085,549	$(30,066,413)	$(148,000)	$(278,154)

Commons stock issued for warrants exercised	—	—	300,000	300	194,700	—	—	195,000
Net income for the three months ended September 30, 2018	—	—	—	—	—	$632,625	—	632,625
Balance September 30, 2018	2,830	$2,830,000	21,010,059	$21,010	$27,280,249	$(29,433,788)	$(148,000)	$549,471

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2018 and 2019

	Preferred Stock		Common Stock		Additional	Accumulated
	# of Shares	Amount	# of Shares	Amount	Paid-in-Capital	Deficit	Treasury Stock	Total

Balance December 31, 2018	2,830	$2,830,000	21,082,351	$21,082	$27,397,225	$(30,269,833)	$(149,459)	$(170,985)

Commons stock issued for warrants exercised	—	—	3,000,000	3,000	1,647,000	—	—	1,650,000
Stock options granted to employees	—	—	—	—	21,892	—	—	21,892
Net Income for the three months ended March 31, 2019	—	—	—	—	—	44,169	—	44,169
Balance March 31, 2019	2,830	$2,830,000	24,082,351	$24,082	$29,066,117	$(30,225,664)	$(149,459)	1,545,076

Commons stock issued for warrants exercised	—	—	1,072,873	1,073	512,947	—	0	514,020
Stock Repurchase	—	—	—	—	—	—	(1,151)	(1,151)
Stock options granted to employees	—	—	—	—	6,241	—	—	6,241
Stock issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Net loss for the three months ended June 30, 2019	—	—	—	—	—	(1,949,791)	—	(1,949,791)
Balance June 30, 2019	2,830	$2,830,000	25,155,224	$25,155	$29,575,305	$(32,175,455)	$(150,610)	$104,395

Commons stock issued for warrants exercised	—	—	275,000	275	150,975	—	—	151,250
Series B preferred converted to common stock	(750)	(750,000)	1,500,000	1,500	748,500	—	—	—
Stock options granted to employees	—	—	—	—	6,884	—	—	6,884
Common stock issued for services	—	—	34,764	35	19,131	—	—	19,166
Debt discount from warrants issued with promissory note	—	—	—	—	146,779	—	—	146,779
Stock Repurchase	—	—	—	—	—	—	(6,842)	(6,842)
Net loss for the three months ended September 30, 2019	—	—	—	—	—	(1,144,069)	—	(1,144,069)
Balance September 30, 2019	2,080	$2,080,000	26,964,988	$26,965	$30,647,574	$(33,319,524)	$(157,452)	$(722,437)

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash from operating activities:
Net loss	$(3,049,691)	$(744,842)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	136,108	71,318
Stock based compensation	35,017	403,070
Interest expense related to debt discounts	9,401	—
Changes in assets and liabilities:
Accounts receivable	124,810	(1,093,143)
Contract assets	379,136	76,228
Prepaid expenses and other current assets	(562,263)	58,934
Operating lease right of use asset	(509,958)	—
Accounts payable	461,701	168,692
Related payable-related party	(682)	875
Payroll taxes payable	(195,120)	50,671
Accrued expenses	27,804	17,523
Operating lease obligation	534,415	—
Contract liabilities	(1,141,088)	1,057,747
Deferred revenue	126,534	(159,532)
Net cash used in operating activities	(3,623,876)	(92,459)

Cash flows from investing activities:
Software development costs	—	(60,000)
Purchase of patents/trademarks	(11,595)	(5,500)
Purchase of fixed assets	(133,039)	(157,804)
Net cash used in investing activities	(144,634)	(223,304)

Cash flows from financing activities:
Repurchase of common stock	(7,993)	—
Repayments of line of credit	(2,689)	(2,997)
Repayments of related party notes	(80,000)	(48,215)
Issuance cost	(10,000)	—
Repayments of insurance and equipment financing	(207,187)	(197,792)
Payments of financial lease	(10,851)	—
Proceeds from notes payable-related parties	1,080,000	—
Proceeds from notes payable	250,000	—
Proceeds from warrants exercised	2,315,268	195,000
Net cash provided by (used in) financing activities	3,326,548	(54,004)

Net decrease in cash	(441,962)	(369,767)
Cash, beginning of period	1,209,301	1,941,818
Cash, end of period	767,339	1,572,051

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,728	$7,411

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$19,166	$73,708
Note issued for financing of insurance premiums	$217,804	$217,173
Debt discount on Notes issued	$12,500	$—
Note issued for equipment financing lease	$102,928	$—

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not indicative of the results that may be expected for the year ending December 31, 2019 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019.

Principles of Consolidation

The consolidated financial statements include duostech Group and its wholly owned subsidiaries, Duos Technologies, Inc. and TrueVue 360, Inc. All inter-company transactions and balances are eliminated in consolidation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of September 30, 2019, balance in one financial institution exceeded federally insured limits by approximately $490,005.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2019, two customers accounted for 66%, and 14% of revenues. For the nine months ended September 30, 2018, two customers accounted for 47% and 36% of revenues.

At September 30, 2019, four customers accounted for 32%, 23%, 17% and 13% of accounts receivable. At December 31, 2018, two customers accounted for 58% and 34% of accounts receivable.

Geographic Concentration

Approximately 69% of revenue is generated from two customers outside of the United States.

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

September 30, 2019

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At September 30, 2019, there was an aggregate of 21,301,988 outstanding warrants to purchase shares of common stock. At September 30, 2019, there was an aggregate of 2,282,000 shares of employee stock options to purchase shares of common stock. Also, at September 30, 2019, 4,160,000 common shares were issuable upon conversion of Series B convertible preferred stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

5.

Recognize revenue when (or as) each performance obligations are satisfied.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

September 30, 2019

(Unaudited)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – LIQUIDITY

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $3,049,691 for the nine months ended September 30, 2019. During the same period, cash used in operating activities was $3,623,876. The working capital deficit and accumulated deficit as of September 30, 2019 were $1,300,123 and $33,319,524 respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to a capital raise which was completed in late 2017 (the “2017 Offering”). Prior to this event, the Company was carrying significant debt obligations including a senior secured note with cash interest payments. The Company recently secured two short-term, unsecured loans for a total of $1,262,500.

After the 2017 Offering, management paid down all debt which eliminated monthly obligations for interest payments other than for normal course of business financing, secured sufficient working capital for ongoing operations and was successful in closing business and establishing a backlog such that we were breakeven or profitable in two of the last four quarters excluding the current quarter. The Company has been successful in increasing its ongoing working capital upon realizing proceeds of $2,315,268 from the exercise of certain warrants. Further, the Company continues to be successful in identifying, closing and executing large contracts in the Freight railroad industry. We expect to receive a substantial order in the fourth quarter from an existing client which will substantially boost our cash reserves in the short term.

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

NOTE 3 – SOFTWARE DEVELOPMENT COSTS

At September 30, 2019 and December 31, 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third-party and had passed the preliminary project stage prior to capitalization.

Software development costs consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Software Development Costs	$60,000	$60,000
Less: Accumulated amortization	(35,000)	(20,000)
Total	$25,000	$40,000

Amortization expense of software development costs for the nine months ended September 30, 2019 and 2018 was $15,000 and $15,000, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 4 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	September 30, 2019		December 31, 2018
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$—	9.29%	$25,066	9.29%
Third Party - Insurance Note 2	15,844	6.36%	8,501	10.25%
Third Party - Insurance Note 3	—	10.75%	14,763	10.75%
Third Party - Insurance Note 4	43,103	6.36%	—	—
Total	$58,947		$48,330

The Company entered into an agreement on December 23, 2018 with its insurance provider by issuing a $25,066 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 9.29% payable in monthly installments of principal and interest totaling $2,172 through September 23, 2019. The balance of Insurance Note 1 as of September 30, 2019 and December 31, 2018 was zero and $25,066, respectively.

The Company entered into an agreement on April 15, 2018 with its insurance provider by issuing a $49,000 note payable (Insurance Note 2) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 10.25% payable in monthly installments of principal and interest totaling $4,378 through February 15, 2019. The policy renewed on April 15, 2019 in the amount of $51,940 with an annual interest rate of 6.36% payable in monthly installments of principal and interest totaling $5,326. At September 30, 2019 and December 31, 2018, the balance of Insurance Note 2 was $15,844 and $8,501, respectively.

The Company entered into an agreement on September 15, 2018 renewing with its insurance provider by issuing a $15,810 note payable (Insurance Note 3), secured by that policy, with an annual interest rate of 10.75% payable in monthly installments of principal and interest totaling $1,660 through July 15, 2019. At September 30, 2019 and December 31, 2018, the balance of Insurance Note 3 was zero and $14,763, respectively.

The Company entered into an agreement on February 3, 2018 with its insurance provider by issuing a $127,561 note payable (Insurance Note 4) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 8.80% payable in monthly installments of principal and interest totaling $13,276 through November 3, 2018. The policy renewed on February 3, 2019 in the amount of $141,058 with an annual interest rate of 6.36% payable in monthly installments of principal and interest totaling $14,520. At September 30, 2019 and December 31, 2018, the balance of Insurance Note 4 was $43,103 and zero, respectively.

Notes Payable – Related Parties

	September 30, 2019		December 31, 2018
Payable To	Principal	Interest	Principal	Interest*

Related party	$267,000	3%	—	—
Related party	733,000	3%	—	—
Total	1,000,000		—
Less unamortized discounts	(143,628)		—
Total, net	$856,372		$—

The Company entered into an agreement with a related party on September 25, 2019 whereby the related party loaned the Company an aggregate principal amount of $267,000, pursuant to a note, repayable on June 25, 2020.  The note carries an annual interest rate of 3%.  In addition, the Company issued warrants permitting the related party to purchase for cash 166,875 shares of the Company’s common stock at a price of $0.55 per share.  The balance of this note as of September 30, 2019 was $267,000.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The Company entered into an agreement with a related party on September 25, 2019 whereby the related party loaned the Company the principal aggregate in the amount of $733,000, pursuant to a note, repayable on June 25, 2020.  The note carries an annual interest rate of 3%.  In addition, the Company issued warrants permitting the related party to purchase for cash 458,125 shares of the Company’s common stock at a price of $0.55 per share.  The balance of this note as of September 30, 2019 was $733,000.

The Company determined the relative fair value between the note and the warrants on the issue date utilizing the Bi-nominal Lattice Pricing Model for the warrants.  As a result, the Company allocated $146,779 to the warrants and was recorded as a debt discount with an offset to additional paid in capital in the accompanying consolidated financial statements.  The fair value pricing model used the following assumptions; stock price $0.50, warrant exercise price $0.55, expected term of 5 years, expected volatility of 86% and discount rate of 1.609%.

For the nine months ended September 30, 2019, the Company recorded $3,151 for amortization of the debt discount discussed above to interest expense in the accompanying consolidated financial statements.

The Company entered into an agreement with a related party on August 29, 2019 whereby the related party loaned the Company an aggregate principal amount of $80,000. The note carries an annual percentage rate of 8% which was repaid on September 25, 2019 in addition to $456 in accrued interest.

Notes Payable

	September 30, 2019		December 31, 2018
Payable To	Principal	Interest	Principal	Interest*

Shareholder	$262,500		$—	—
Less unamortized discounts	(6,250)		—
Total, net	$256,250		$—

The Company entered into an agreement on August 12, 2019 with a shareholder by executing a short-term $262,500 note repayable on November 11, 2019.  The note was issued with a 5% original issue discount and the company received a net amount of $250,000.  No other consideration was given. The balance of the note as of September 30, 2019 was $256,250.

NOTE 5 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed to future borrowing. The balance as of September 30, 2019 and December 31, 2018, was $28,512 and $31,201, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is 11.75% at September 30, 2019. The former CEO of ISA is the personal guarantor.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

As of the date hereof, the Company has paid its payroll taxes in full. However, the Company had previously appealed to the IRS for a reduction of penalty payments assessed for the late payment of payroll taxes. The IRS has since responded, and the Company will be required to repay the penalties in connection with the delinquent payroll taxes. Beginning in July 2018, the Company has made monthly payments in the amount of $15,000 in order to pay down the accrued late fees. At September 30, 2019, the payroll taxes payable balance of $122,453 includes accrued late fees in the amount of $33,572.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Finance Lease

At September 30, 2019, future minimum lease payments due under Finance Lease is as follows:

As of September 30,	Amount
2019	$9,270
2020	37,080
2021	37.080
2022	27,811
Total minimum financial lease payments	$111,241
Less: interest	(19,164)
Total lease liability at September 30, 2019	$92,077
Less: current portion of Finance Lease	(43,669)
Long Term portion of Finance Lease	$48,408

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

At September 30, 2019, future minimum lease payments due under Operating Leases are as follows:

As of September 30,	Amount
2019	$76,353
2020	279,997
2021	213,568
Total minimum financial lease payments	$569,918
Less: interest	(35,503)
Total lease liability at September 30, 2019	$534,415
Less: current portion of Operating Leases	(241,000)
Long Term portion of Operating Leases	$293,415

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. We adopted ASU 2016-02 effective January 1, 2019, on a modified retrospective basis, without adjusting comparative periods presented. Effective January 1, 2019, the Company established a right-of-use model (ROU) asset and operating lease liability in the amount of $597,103. The right of use asset balance at September 30, 2019 was $509,958, the operating lease liability – current portion was $241,000 and the operating lease liability – long term portion was $293,415. This is the Company’s only lease whose term is greater than 12 months. The adoption of ASU 2016-02 did not materially affect our consolidated statement of operations or our consolidated statements of cash flows. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and to recognize all lease payments for leases with a term greater than 12 months on a straight-line basis over the lease term in our consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common stock issued for exercise of warrants

During the first quarter of 2019, the Company entered into an agreement with two shareholders who were also holders of warrants to purchase shares of common stock in the aggregate amount of 3,000,000 shares, to reduce the exercise price of these warrants to $0.55 from the original exercise price of $0.65 based on immediate exercise. Both shareholders exercised these warrants in March 2019 for proceeds to the Company of $1,650,000.  The Company also accepted warrant exercises in the second quarter of 2019 from three additional shareholders who were also holders of warrants to purchase shares of common stock in the aggregate amount of 934,581 shares. The exercise price of these warrants was also lowered to $0.55 from the original exercise price of $0.65 based on immediate exercise for further proceeds to the Company of $514,020. Further, during the second quarter of 2019, the Company issued 138,292 shares of common stock upon the cashless exercise of 651,982 common stock warrants.  Additionally, the Company also accepted warrant exercises in the third quarter of 2019 from two additional shareholders who were also holders of warrants to purchase shares of common stock in the aggregate amount of 275,000 shares of common stock for proceeds to the Company in the amount of $151,250.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2019, was $35,017 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2019, the total compensation cost for stock options not yet recognized was $39,155. This cost will be recognized over the remaining vesting term of the options of approximately one year.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Employee Stock Options

A maximum of 2,500,000 shares were made available for grant under the 2016 Plan, as amended, and all outstanding options under the Plan provide a cashless exercise feature. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2016 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event. As of September 30, 2019, and December 31, 2018, options to purchase 2,282,000 shares of common stock and 2,242,000 shares of common stock were outstanding under the 2016 Plan, respectively.

The Company has no expired employee stock options under the 2016 Plan at September 30, 2019.

	September 30, 2019
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2018	2,242,000	$1.00
Granted	240,000	$1.00
Exercised	—	$—
Forfeited	(200,000)	$1.00
Expired	—	$—
Outstanding at September 30, 2019	2,282,000	$1.00
Exercisable at September 30, 2019	2,042,000	$1.00

Outstanding
Weighted average remaining contractual term		3.82
Aggregate intrinsic value		$—
Weighted average grant date fair value (per share)		$0.21

Exercisable
Weighted average remaining contractual term		3.55
Aggregate intrinsic value		—

On January 29, 2019, the Board of Directors appointed a new independent director and Chairman of the Compensation Committee. As a result of the appointment, the new director was granted 120,000 stock options exercisable at $1.00 per share vesting one year from the date of grant. On March 31, 2019, the President and Chief Operating Officer of Duos Technologies Inc., resigned from her positions. Due to the resignation, the individual forfeited 200,000 stock options previously granted.  On August 15, 2019, the Board of Directors appointed a new independent director and Chairman of the Audit Committee. As a result of the appointment, the new director was granted 120,000 stock options exercisable at $1.00 per share vesting one year from the date of grant.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Warrants

The following is a summary of activity for warrants to purchase common stock for the nine months ended September 30, 2019:

	September 30, 2019
	Number of Warrants	Weighted Avg. Exercise Price	Remaining Contractual Life (Years)
Outstanding at December 31, 2018	25,539,087	$.70	3.9
Warrants expired	536	84.00
Warrants issued	625,000	.55	5.0
Warrants cancelled/exercised	(4,861,563)	.56
Outstanding at end of period	21,301,988	.63	3.3
Exercisable at end of period	21,301,988	$.63	3.3

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

During the third quarter of 2019, the Company received $151,250 for the exercise of warrants for 275,000 shares of common stock.

NOTE 8 - REVENUE

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

September 30, 2019

(Unaudited)

NOTE 9 – CONTRACT ACCOUNTING

Contract Assets

Contract assets on uncompleted contracts represents costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At September 30, 2019 and December 31, 2018, contract assets on uncompleted contracts consisted of the following:

	September 30, 2019	December 31. 2018
Costs and estimated earnings recognized	$15,063,602	$4,273,057
Less: Billings or cash received	(13,477,464)	(3,064,453)
Contract assets	$1,586,138	$1,208,604

Contract Liabilities

Contract liabilities on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At September 30, 2019 and December 31, 2018, contract liabilities on uncompleted contracts consisted of the following:

	September 30, 2019	December 31. 2018
Billings and/or cash receipts on uncompleted contracts	$2,665,570	$8,563,241
Less: Costs and estimated earnings recognized	(1,557,828)	(6,314,412)
Contract liabilities	$1,107,742	$2,248,829

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

September 30, 2019

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

September 30, 2019

(Unaudited)

3.

Our customers include rail transportation, commercial, petrochemical, government, banking and IT suppliers.

4.

Our contracts are fixed price and fall into two duration types:

a.

Turnkey engineered projects and professional service contracts that are less than 1 year in duration and are typically three to nine months in length; and

b.

Maintenance and support contracts ranging from one to five years in length.

5.

Transfer of goods and services are over time.

Quantitative:

For the Nine Months Ended September 30, 2019

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets

North America	$6,039,521	$317,222	$76,586	$147,011	$1,075,274	$240,673	$7,896,287

Major Goods and Service Lines

Turnkey Projects	$5,433,356	$315,025	$53,169	$86,348	$1,066,164	$—	$6,954,062
Maintenance & Support	606,165	2,197	23,417	60,663	9,110	—	701,552
Data Center Auditing Services	—	—	—	—	—	198,838	198,838
Software License	—	—	—	—	—	41,835	41,835
	$6,039,521	$317,222	$76,586	$147,011	$1,075,274	$240,673	$7,896,287

Timing of Revenue Recognition

Goods transferred over time	$5,433,356	$315,025	$53,169	$86,348	$1,066,164	$240,673	$7,194,735
Services transferred over time	606,165	2,197	23,417	60,663	9,110	—	701,552
	$6,039,521	$317,222	$76,586	$147,011	$1,075,274	$240,673	$7,896,287

NOTE 10 – SUBSEQUENT EVENTS

On November 12, 2019, the Company repaid a note payable in the amount of $262,500. (see Note 4)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc. (the “duostech Group”), through its operating subsidiaries, Duos Technologies, Inc. (“duostech”) and TrueVue360, Inc (“TrueVue360”, duostech Group and duostech, collectively the “Company” “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Duos Technologies Group, Inc. (the “Company”) was incorporated in Florida on May 31, 1994 under the original name of Information Systems Associates, Inc. (“ISA”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby duostech became a wholly owned subsidiary of the Company.  duostech was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, employs approximately 50 people and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, centraco®.

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

Notwithstanding the foregoing, no assurance can be provided that our product offerings will generate significant orders or maintain market acceptance.

Results of Operation

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	September 30,
	2019	2018

Revenue	$2,198,401	$5,102,216
Cost of revenue	1,172,942	2,773,862
Gross profit	1,025,459	2,328,354
Operating expenses	2,157,360	1,692,121
Income (loss) from operations	(1,131,901)	636,233
Other income (expense)	(12,168)	(3,608)
Net income (loss)	$(1,144,069)	$632,625

Revenues

	For the Three Months Ended
	September 30,
	2019	2018	% Change
Revenues:
Projects	$1,921,306	$4,731,106	-59%
Maintenance and technical support	229,008	371,110	-38%
IT asset management services	48,087	—
Total revenue	$2,198,401	$5,102,216	-57%

The majority of the decrease in overall revenues for the quarter is due to slower than anticipated contract awards by two customers pending resolution of certain terms and conditions.  These orders have now been received, however, some execution delays by one customer for customer acceptance in the projects portion of our business continue to have an impact, albeit to a lesser degree than previously thought. Although these delays may impact the projects revenue portion of our business, they are not expected to have any material impact for the full year.  The Company continues to make improvements in our project build and delivery process largely as a result of the investment in the establishment of the Engineering and Operations center in 2018 which has shortened delivery times on major projects.

Maintenance and technical support revenues were lower in the quarter as the result of new maintenance contracts being delayed in line with the delays in implementation. The renewals of existing contracts have somewhat offset this impact and we believe that a shift to the next generation of technology systems which are currently being installed will have a positive impact going forward. The maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from new customers which will be coming on-line in the next several months.

The ITAM division recorded an increase in revenue in the third quarter of 2019.  The increase in ITAM revenues is due to the ITAM division release of a new version of its software which is anticipated to broaden market acceptance of its offerings.

Cost of Revenues

	For the Three Months Ended
	September 30,
	2019	2018	% Change
Cost of revenues:
Projects	$984,805	$2,684,785	-63%
Maintenance and technical support	158,785	89,077	78%
IT asset management services	29,352	—
Total cost of revenues	$1,172,942	$2,773,862	-58%

Cost of revenues on projects decreased in line with the decrease in revenues. The overall gross margin was slightly higher during the period compared to the equivalent period in 2018 due to a continued focus on build costs and certain savings through efficiency. The significant increase in personnel in anticipation of increased execution and support requirements for the second half of the year and into 2020 which we saw in the second quarter was no longer a factor in the current quarter.  The tighter cost controls on production of systems and the efficiencies gained through the implementation of projects at the Operations and Engineering Center prior to customer deployment continues to have positive effect and this trend is expected to continue as the Company continues its focus on reducing the costs of delivery and streamlining execution for delivery of a greater number of projects. Cost of Revenues increased on maintenance and technical support as a result of additional investments in staffing to support a greater number of installations.

Gross Profit

	For the Three Months Ended
	September 30,
	2019	2018	% Change

Revenues	$2,198,401	$5,102,216	-57%
Cost of revenues	1,172,942	2,773,862	-58%
Gross profit	$1,025,459	$2,328,354	-56%

Gross Profit was $1,025,459 or 47% of revenues compared to $2,328,354 or 46% of revenues for the three months ended September 30, 2019 and 2018, respectively. The overall decrease in gross profit of 56% reflects the lower revenues for the quarter although the gross profit as a percentage of the revenues was slightly higher. Although, the implementation of ASC 606 covering revenue from contracts with customers, had a temporary impact on overall gross margin during some previous reporting periods there was no impact during this quarter.  Although this has had a negative overall effect on the typical project gross margin of at least 50%, management anticipates the overall gross margins for the full year to be close to historical norms and continue to improve going forward.

Operating Expenses

	For the Three Months Ended
	September 30,
	2019	2018	% Change
Operating expenses:
Selling and marketing expenses	$98,311	$73,468	34%
Salaries, wages and contract labor	1,438,608	1,072,029	34%
Research and development	97,273	122,755	-21%
Professional fees	43,903	63,878	-31%
General and administration	479,265	359,991	33%
Total operating expense	$2,157,360	$1,692,121	27%

Operating expenses were higher by 27% for the equivalent period in 2018 reflecting the increase in resources related to the Company’s anticipated growth. Selling and marketing expenses increased in line with the Company’s investment in resources to support that growth. The measurable increase in salaries, wages and contract labor during the period is a result of a anticipated larger order book and the Company continues to invest in staff resources to ensure timely execution. Research and development expenses outside of labor costs decreased. Professional fees were also minimal for the period due to the fact that the Company is not engaged in any significant activities related to fundraising or other activities outside the normal course of business. Other general and administrative costs were higher as the result of additional business and non-project related travel.

Loss From Operations

The loss from operations for the three months ended September 30, 2019 was $1,131,901 versus a profit from operations for the same period in 2018 of $636,233. The 278% increase in losses from operations are the result of lower revenues and gross margins for the period together with an increase in operating expenses. The losses are expected to be temporary and be offset for the full year with the anticipated growth in business from new contracts.

Other Income/Expense

Interest expense for the three months ended September 30, 2019 was $12,783 versus interest expense of $4,589 in the equivalent period in 2018. Interest costs continue to be minimal and are offset by earnings from cash on deposit in the amount of $615 at September 30, 2019 versus $981 in the same period of 2018.

Net Income (Loss)

The net loss for the three months ended September 30, 2019 was $1,144,069 against a net profit for the same period in 2018 of $632,624. The $1,776,693 negative change in net loss is primarily attributable to the decrease in project revenue. Net loss per common share was $0.04 versus a profit of $0.03 per share for the three months ended September 30, 2019 and 2018, respectively.

Comparison for the Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended
	September 30,
	2019	2018
,
Revenue	$7,896,287	$9,490,202
Cost of revenue	4,565,585	5,428,037
Gross profit	3,330,702	4,062,165
Operating expenses	6,365,319	4,795,994
Loss from operations	(3,034,617)	(733,829)
Other income (expense)	(15,074)	(11,013)
Net loss	$(3,049,691)	$(744,842)

Revenues

	For the Nine Months Ended
	September 30,
	2019	2018	% Change
Revenues:
Projects	$6,954,062	$8,516,812	-18%
Maintenance and technical support	701,552	881,004	-20%
IT asset management services	240,673	92,386	161%
Total revenue	$7,896,287	$9,490,202	-17%

Overall revenues were 17% lower for the period reflecting unanticipated delays in contract executions for two large new projects and the effects of such delay.  Since the contracts were expected to be signed in 2019, the Company took the decision to begin acquiring certain components ahead of the contracts in order to ensure no material impacts to the Company’s expected revenues for the year.  The decrease in project revenues of 18% for the period was slightly offset by an improvement in the IT Asset Management business. The Company’s stable capital structure enables us to more aggressively pursue large projects requiring the ability to deploy major resources and in the current period allowed us to begin implementation in advance of final contracts. This plus the ongoing investment by the Company in project resources impacted our cash resources which was offset by access to short term loans from two shareholders.  By streamlining our project build and delivery process, largely as a result of the investment in the establishment of the Engineering and Operations Center in 2018, we have shortened our delivery times and implementation on major projects thus facilitating our ability to meet our planned revenue goals for the year.  Although new maintenance contracts are being established as well as renewals of existing contracts from the shift to the next generation of technology systems, delays in contract signing have caused a temporary decline in maintenance and technical support revenues for the current period. The maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. For the year we do not anticipate a material effect and the Company expects to resume the growth with new, long term recurring revenue from new customers which will be coming on-line in the next several months.

The ITAM division recorded an increase in revenue in the first nine months of 2019.  The increase in ITAM revenues is due to the ITAM division release of a new version of its software which is anticipated to broaden market acceptance of its offerings and we anticipate a positive impact on revenues in 2019.

Cost of Revenues

	For the Nine Months Ended
	September 30,
	2019	2018	% Change
Cost of revenues:
Projects	$4,045,448	$5,079,455	-20%
Maintenance and technical support	420,451	300,593	40%
IT asset management services	99,686	47,989	108%
Total cost of revenues	$4,565,585	$5,428,037	-16%

Cost of revenues on projects decreased in line with the decrease in revenues but with the overall growth in Costs in Project Revenues growing at a slower pace.  We continue to focus on tighter cost controls on production of systems and the efficiencies gained through the implementation of projects at the Operations and Engineering Center prior to customer deployment.  This positive trend is expected to continue as the Company continues its focus on reducing the costs of delivery and streamlining execution. Cost of Revenues increased on maintenance and technical support as new systems are being brought online but this increase is expected to be temporary with costs more in line with historical norms.  Some of these costs are related to a number of new, complex systems being installed over the past periods.  ITAM costs of revenue were higher compared to a significant increase in revenue as the result of a larger proportion of the revenue coming from professional services over the total period.  This effect is not expected to continue going forward but variances in the individual quarters reflective of the balance of license sales to professional services revenues should be expected.

Gross Profit

	For the Nine Months Ended
	September 30,
	2019	2018	% Change

Revenues	$7,896,287	$9,490,202	-17%
Cost of revenues	4,565,585	5,428,037	-16%
Gross profit	$3,330,702	$4,062,165	-18%

Gross Profit was $3,330,702 or 42% of revenues compared to $4,062,165 or 43% of revenues for the nine months ended September 30, 2019 and 2018, respectively. The Gross Margin has remained stable for the period and broadly comparable with the same period in the prior year. As previously discussed, the implementation of ASC 606 covering revenue from contracts with customers, can have a temporary impact on overall gross margin during previous reporting periods as certain costs are recognized ahead of revenues. The effects of this are typically within a quarter and over the project cycle there is expected to be no material impact.  As previously stated, management anticipates the overall gross margins for the business to be close to historical norms for the 2019 period even though the current period is below that target due to an increase in resources related to anticipated project revenues from new projects that are expected to begin in the second half of this year.

Operating Expenses

	For the Nine Months Ended
	September 30,
	2019	2018	% Change
Operating expenses:
Selling and marketing expenses	$336,433	$189,092	78%
Salaries, wages and contract labor	4,045,689	3,153,138	28%
Research and development	328,403	401,116	-18%
Professional fees	188,876	187,679	1%
General and administration	1,465,918	864,969	69%
Total operating expense	$6,365,319	$4,795,994	33%

Operating expenses were higher by 33% for the equivalent period in 2018 reflecting the increase in resources related to the anticipated new contracts. Selling and marketing expenses increased significantly in line with the Company’s plans to grow the business. The 28% increase in salaries, wages and contract labor is higher during the period due to an increase number of employees and additional contract expenses related to an overall expected increase in revenues. These increases are also a result of an increasing investment in the Company’s TrueVue360 subsidiary focused on Artificial Intelligence.  For the period, there were no revenues for TrueVue360 although we are anticipating revenues going forward. Research and development expenses, excluding personnel, decreased for the period. Professional fees were higher due to an increase in expenses related to legal fees with certain onetime expenses for the recent warrant execution and other expenses related to travel and a much larger workforce including additional facilities. Other G&A costs were in line with the additional staff expenses and the growth of the Company. It is anticipated that, going forward, operating expenses will continue to grow at a slower rate than the revenue increases.

Loss From Operations

The loss from operations for the nine months ended September 30, 2019 was $3,034,617 and the loss from operations for the same period in 2018 was $733,829. The 309% increase in loss from operations was mostly due to the overall increase in general and administrative costs along with the increase in costs in selling and marketing expense for the period against a lower overall revenue for the period.

Interest Expense

Interest expense for the nine months ended September 30, 2019 was $19,095 and the interest expense for same period in 2018 was $14,755. This was offset by $4,021 in interest income for the period versus $3,742 in the same period for 2018.  This is due to generally higher amounts of available cash that generate interest income.

Other Expense

Other Expense for the nine months ended September 30, 2019 and 2018 was $15,074 and $11,013, respectively. The increase in other expense is due to higher interest costs related to financing short term debt offset by a slightly higher balance in the money market banking account for the first nine-month period in 2019.

Net Loss

The net loss for the nine months ended September 30, 2019 and 2018 was $3,049,691 and $744,842, respectively. The increase in net loss is the result of lower revenues for the period as well as an increase in operating expenses in 2019 compared to the same period in 2018. Net loss per common share was $0.13 and $0.04 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of September 30, 2019, the Company has a negative working capital of $1,300,123. We generated a net loss of $3,049,691 for the nine months ended September 30, 2019.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	September 30, 2019	September 30, 2018
Net cash (used) provided in operating activities	$(3,623,876)	$(92,459)
Net cash (used) in investing activities	(144,634)	(223,304)
Net cash provided (used) in financing activities	3,326,548	(54,004)
Net decrease in cash	$(441,962)	$(369,767)

Net cash used in operating activities for the nine months ended September 30, 2019 was $3,623,876 and net cash used during the same period of 2018 was $92,459. The increase in net cash used in operations for the nine months ended September 30, 2019 was the result of higher expenditures related to current and future project execution in anticipation of new projects.  In addition, there are a number of changes in assets and liabilities compared to the previous period that added to the use of cash in operations.  Notable changes were an increase in accounts payable and decrease in contract liabilities reflecting less cash received for project execution due to delays in contract signing. In addition, cash is being used to further development activities within the TrueVue360 subsidiary where there are no current offsetting revenues during this period.

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 were $144,634 and $223,304, respectively representing continued investments in various fixed assets during the nine months of 2019.

Net cash provided in financing activities for the nine months ended September 30, 2019 was $3,326,548 and cash flows used in the same period 2018 was $54,004. Cash flows provided in financing activities during the nine-month period in 2019 were primarily attributable to warrants exercised by four shareholders and proceeds from short-term loans.  Cash flows used by financing activities during 2018 were primarily attributable to repayments of existing notes and short-term credit facilities offset by proceeds from a warrant execution.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2019, we have funded our operations through revenues generated and cash received from ongoing project execution and associated maintenance revenues as well as warrant executions and short-term loans from two shareholders. As of November 11, 2019, we had cash on hand of approximately $859,000. We have approximately $135,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

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

After the 2017 raise, management eliminated all debt other than for normal course of business financing which reduced monthly obligations for interest payments, secured sufficient working capital for ongoing operations.  The Company continues to be successful in closing business and establishing a backlog. Most importantly, the Company has been successful in increasing its working capital cushion after receiving proceeds of $1,650,000 in connection with warrant exercises during the first quarter of 2019 and has secured another $665,270 in further warrant exercises in subsequent quarters.  The Company has also been successful in obtaining $1.25M in short-term loans to support the increasing backlog of business. These loans have allowed the Company to be more flexible in procurement of necessary components and staffing requirements.

Management now believes that these actions have alleviated the substantial doubt for the Company to continue as a going concern and will continue to grow its business and achieve profitability without the absolute requirement to raise additional capital for existing operations. Management will continue to evaluate these plans in future filings.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 34,764 shares of common stock for services to the members of the board during the third quarter of 2019.

The Company issued 275,000 shares of common stock upon acceptance of warrant exercises in the third quarter of 2019 from two shareholders for further proceeds to the Company of $151,250.

A shareholder of Series B preferred stock converted 750 shares into 1,500,000 shares of common stock.

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

DUOS TECHNOLOGIES GROUP, INC.
Date: November 14, 2019	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: November 14, 2019	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer