Form 10-K
period 2019-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2020-03-30
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-55497

———————

DUOS TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	65-0493217
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

6622 Southpoint Drive South, Suite 310

Jacksonville, Florida 32216

(Address of Principal Executive Office)

(904) 652-1616

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DUOT	The NASDAQ Capital Market

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on June 28, 2019, was $14,131,152.  As of March 27, 2020, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 3,523,757.

Documents Incorporated by Reference: None.

DUOS TECHNOLOGIES GROUP INC.

2019 FORM 10-K ANNUAL REPORT

i

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding our ability to continue as a going concern, our business plans, the ability to raise working capital and expectations as to market acceptance of our products. Forward-looking statements involve risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern, our ability to generate sufficient cash to continue and expand operations, the competitive environment generally and in our specific market areas, changes in technology, the availability of and the terms of financing, changes in costs and availability of goods and services, economic conditions in general and in our specific market areas, changes in federal, state and/or local government laws and regulations potentially affecting the use of our technology, changes in operating strategy or development plans and the ability to attract and retain qualified personnel. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions may prove to be incorrect. Our actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

ii

PART I

Item 1. Business.

Our Corporate History

We were incorporated on May 31, 1994 in the State of Florida as Information Systems Associates, Inc. Initially, our business operations consisted of consulting services for asset management of large corporate data centers and development and licensing of Information Technology (IT) asset management software. On April 1, 2015, we completed a reverse triangular merger, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among Duos Technologies, Inc., a Florida corporation (“DTI”), the Company, and Duos Acquisition Corporation, a Florida corporation and wholly owned subsidiary of the Company (“Merger Sub”). Under the terms of the Merger Agreement, the Merger Sub merged with and into DTI, whereby DTI remained as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”). On the same date, TrueVue 360, Inc., a Delaware corporation, became a wholly owned subsidiary of the Company. In connection with the Merger, on July 10, 2015, the Company effected a name change to Duos Technologies Group, Inc. Since January 2019, Truevue360, Inc. (“truevue360”) has been focused on the development and marketing of Artificial Intelligence applications. The Company’s headquarters are located at 6622 Southpoint Drive South, Suite 310, Jacksonville Florida 32216 and main telephone number is (904) 652-1601.

Overview

The Company, through its wholly owned subsidiaries DTI, operating under its brand name duostech, and truevue360, focuses on the design, development and turnkey delivery of proprietary “intelligent technologies” that enable our customers to derive measurable increases in return on investment for their business.

duostech

The mission of duostech is to develop, market and deploy disruptive technologies and systems that capture, process and present users with an unlimited number and types of data that provide our customers with a broad range of sophisticated intelligent technology solutions. With an emphasis on security, inspection and operations for critical infrastructure, we target a variety of industries including transportation, retail, law enforcement, oil, gas and utilities. Our technologies capture, process and present all data in real time. A further differentiator is that these technologies integrate with our customer’s existing business process and create actionable information to streamline mission critical operations. Our technologies have been verified by multiple government and private organizations including but not limited to, Johns Hopkins University Applied Physics Laboratory (JHU/APL), the Department of Homeland Security (DHS) and the Transportation Technology Center, Inc., a wholly owned subsidiary of the Association of American Railroads, a transportation research and testing organization (TTCI) and perhaps most significantly, they have been field tested and found relevant by our customers, which we believe is the chief reason for our substantial repeat business. Over the past several years, we have supplied funded prototypes of our technologies to verify technology and operating parameters.

truevue360

In January 2019, the Company launched a dedicated Artificial Intelligence program through its wholly owned subsidiary True Vue 360, Inc., marketing its services and solutions under the brand name truevue360. The Company is committed to adding significant focus on the development, marketing and deployment of advanced convolutional neural network-based Artificial Intelligence (“AI”), Deep Machine Learning and Advanced Algorithms applications. While truevue360 will chiefly support DTI’s business growth, it will also develop and market its significant library of AI applications following a stand-alone business development strategy. Accordingly, our business is now operating in two equally important business units which complement each other and provide comprehensive turn-key, end-to-end, solutions to our customers.

Connected Intelligence

truevue360 has fully staffed its AI operation and completed:

•	The development of its full stack proprietary AI platform;
•	The development of its proprietary cloud services making the use of 3rd-party cloud services unnecessary;
•

The development of a “Gateway” platform technology which allows processing AI models i.e. algorithms at the edge, thereby significantly reducing the size of required broadband at the edge and increasing data processing speeds in an order of magnitude; and

•	Completed the development of 21 AI models/applications for the railcar inspection, consisting of over 30 algorithms.

Under a recently launched initiative, discussed in more detail below, duostech is in the process of developing 30+ additional aspect modules targeting an expanded detection scope of mechanical defects, using predominantly oblique image capture, which will be followed by truevue360 developing an additional 40+ AI railcar inspection models/applications between now and the end of the 2nd quarter of 2020.

Starting in January of 2020, we have begun to market our AI platform and application developments to third parties.

duostech

Over the past 10 years, duostech has developed an extensive suite of disruptive technologies, some of the most relevant of which are described below.

Intelligent Railcar Inspection Portal (rip®)

Federal regulations require each railcar/train to be inspected for mechanical defects prior to leaving a rail yard. Founded in 1934, the Association of American Railroads (AAR) is responsible for setting the standards for the safety and productivity of the U.S./North American freight rail industry, and by extension, has established the inspection parameters for the rail industry’s rolling stock. Also known as the “Why Made” codes, the AAR established approximately 110 inspection points under its guidelines for mechanical inspections.

Under current practice, inspections are conducted manually; a very labor intensive and inefficient process that only covers a select number of inspections points and can take up to 3 hours per train. It should be noted that approximately 50% of the rail industry’s operating costs are for maintenance, including 30% of the time trains spend in workshops resulting from manual failure diagnostics.

We invented, designed, deployed, and are currently marketing our intelligent Railcar Inspection Portal technology, intended to ultimately cover most, if not all, inspection points and reduce the in-yard dwell time to minutes per train. Our system combines high definition image and data capture technologies (developed by duostech) with our AI-based analytics applications (developed and maintained by truevue360) that are typically installed on active tracks located between two rail yards. We inspect railcars traveling through our inspection portal at speeds of up to 70 mph and report mechanical anomalies detected by our system to the ensuing yard; well ahead of the train(s) entering the yard. To date, we have successfully completed the development of 21 AI applications and are in the process of developing 44 additional applications scheduled to be completed by the end of Q2, 2020.

Over the past two years, several class 1 rail operators have ordered and are currently operating our rip® technology with the ultimate objective to cause a change in federal rules that would allow replacement of the current manual inspection (in the yard) with a fully automated process. The Company is collaborating with certain industry professionals to pursue such regulatory rule changes and we believe that there will be broad acceptance of our technology as soon as a majority of required AI algorithm models are completed and tested.

Our rip® system consists of a suite of sub-systems for the automated inspection of freight or transit railcars at high speeds. The combined technologies capture images and other relevant operating data from 360-degrees of each locomotive and railcar passing through our inspection portal. All data is processed and presented in real-time by our proprietary intelligent user interface, branded as centraco®.

Rail Inspection Portal rip® - Canadian Location	Operator Interface - centraco®

Mechanical anomalies are detected through a combination of remote visual inspections, utilizing the Company’s proprietary remote user interface which displays ultra-high definition images of a 360-degree view of each railcar, and by a growing number of the Company’s proprietary artificial intelligence (AI) based algorithms, discussed in more detail under truevue360. The inspection portal is typically installed between two rail yards and the inspection takes place while the trains are traveling at speeds of up to 70 mph. Detections are reported to the respective rail yards well ahead of the train arrival at the yard.

An expanded version for speeds up to 120 mph with additional sensor technologies for the transit rail is currently under development in anticipation of market entry to the passenger railcar mechanical inspection in early 2020.

The following examples of automated detections are the result of the combination of our image capture technologies designed by duostech, with our AI-based analytics applications designed and maintained by truevue360. Some of these mechanical defects, if unattended, could cause a derailment. Other examples of our AI-based detection applications include inspections at rail border crossings by CBP agents.

Body

Bogey Separated from Bearing Adapter

Illegal Riders

Damaged AEI Tag

Damaged Ladder

Oil Leak

Misaligned Bolster Spring

Open Hopper Bottom Hatch

Shaved Axel From Break Rod

Spring Out of Seated Position

Open Cargo Door

Open Hatch

Samples of Automated Detections

The Company continues to expand its detection capabilities through the development of additional sensor technologies, necessary to process AI-based analytics of targets not yet covered by its core railcar inspection applications.

The industry’s main objective is to replace the manual inspection process taking place inside rail yards with a fully automated process taking place before trains reach the respective rail yards. To that end, the Company, together with its rail partners, is seeking to effect changes to current FAA rules, an effort to which we are committed and believe will be successful and receive wide acceptance by the industry and regulators alike.

A recent article by the Canadian Financial Post, which followed CN’s announcement and demonstration of our first series of Railcar Inspection Portals deployed in Winnipeg, CAN, stated that: “CN Rail expects automation to save up to $400 million over next three years” and that “Artificial intelligence can inspect 120 cars in the same time it takes worker to check a single car.”

The following proprietary capture and sensor technologies are sold as stand-alone systems as well as sub-systems of the modular Railcar Inspection Portal system:

Vehicle Undercarriage Examiner (vue®)

A system that inspects the undercarriage of railcars (both freight and transit rail) traveling at speeds of up to 70 mph. We are developing an expanded version for speeds up to 120 mph, with additional sensor technologies for the transit rail in anticipation of market entry to the passenger railcar mechanical inspection in early 2020.

We are developing additional algorithms for an increasing number of automated detection of anomalies, which we believe once completed and successfully tested, may have a significant impact on our revenues. The next version upgrade is scheduled to be completed by the end of the first quarter of 2020.

Thermal Undercarriage Examiner (t-vue™)

Under a development award from the TTCI (the technology evaluation arm of the American Association of Railroads (“AAR”)), the Company developed and deployed a prototype thermal undercarriage examiner during the latter part of 2018. The first commercial unit was purchased by CN and has been installed at the most recent rip® deployment site at Trimble, TN. The system uses high-speed thermal imaging technology to inspect the thermal signature of undercarriage components, with the focus on locomotives. Thermal monitoring of component heat signatures while underway will provide indications of the overall operating health of the locomotive that are not possible to observe during static yard inspections.

The t-vue™ design is currently undergoing further design refinements and sensitivity adjustments before we will develop a series of AI-based algorithms for the classification and detection of anomalies. We believe this system represents a breakthrough in detection technologies.

Pantograph Inspection System (apis®)

A system designed to inspect pantographs (structure connecting transit locomotives to high voltage power lines) for the detection of excessive depletion of carbon liners, which may cause power line ruptures. The Company is in the process of upgrading these technologies to add 3-D image capture and artificial intelligence-based automated detection capabilities. The prototype will be deployed at a transit location in Chicago, IL during the 1st quarter of 2020 and we expect to deploy commercial systems starting in the 3rd quarter of 2020.

Other proprietary technologies we have developed and are currently marketing to various verticals include:

Tunnel and Bridge Security

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

Transit Rail Platform Analytics (trackaware™)

We have completed a pilot (proof of concept) of our Platform Analytics tunnel and track intrusion technology concept deployed for the New York City Transit Authority (“NYCT”). The technology is designed to automatically detect objects fouling tracks adjacent to transit passenger platforms and to alert incoming rail traffic to that effect. Field installation of the prototype has been completed and field testing employing our truevue360 AI application has been conducted since mid-4th quarter of 2018 with near “0” false positive/negative episodes. The NYCT authority has delayed system-wide implementation, therefore we plan to market this product nationally to all transit authorities starting in early 2020.

Remote Bridge Operation

Proprietary system for remote control of draw bridges.

Multi-Layered Enterprise Command and Control Interface (centraco®)

This feature-rich intelligent user interface is at the core of all our systems and enables end users to connect to an unlimited number of operational sites from one central interface, the centraco® Enterprise Command and Control Suite. A multi-layered command and control interface, designed to function as the central point and aggregator for information consolidation, connectivity and communications. The platform is browser based and agnostic to the interconnected sub-systems. It provides full LDAP (Lightweight Directory Access Protocol, also known as Active Directory) integration for seamless user credentialing and performs the following major functions:

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

•

Reporting: Tracking of data and events for statistical, pattern and/or forensic analysis. Features include mathematical, statistical and comparative data reporting as well as interoperability with 3rd-party databases. Reports are customized to the end user’s data formats and infrastructure.

•

Auditing: Device-level drill down that records each operator’s login interaction with the system and tracks manual changes including calculations of operator alertness and reaction time for each event.

•

AutoCheck: The system pings each device connected to its wide area network and performs periodic functionality audits. A variable alert feature sends out error messages to an unlimited number of user-definable stakeholders in case any device does not perform to specifications.

Eagle Pass
central command
Select A Train
EaglePass
01/18/2013
Site: EaglePass
DateTime: Jan-18-2013 07:06:46
Avg Speed: 5.2 mph
Direction: South
Overall Status: 0/0
Car Count: 67
Train
Side A
#66 FXE 913767
#67 ATSF 169553
Side B
#67 ATSF 169553
#66 FXE 913767
#65 FXE 911846
Top
#63 BN 621513
#64 BNSF 545291
#65 FXE 911846
#66 FXE 913767
#67 ATSF 169553
Train Car List
#33 ATW 17718
#35 ATW 17252
#37 STSX 4676
#40 GATX 52596
#41 GATX 31268
#43 INEX 971369
#44 INEX 971343
#45 INEX 971176
#46 ENDX 32132
#47 ENDX 32161
#49 BNSF 781654
#51 AOK 182016
#53 ALY 602975
#54 FXE 930176
#55 TR 611033
#56 BNSF 545302
#57 BN 621599
#58 SOU 114323
#59 BN 621658
#60 SOU 114262
#61 SOU 114357
#62 BNSF 546292
#63 BN 621513
#64 BNSF 545291
#65 FXE 911846
#66 FXE 913767
#67 ATSF 169553

centraco® User Interface

Automated Logistics Information Systems (alis™)

We have completed the development and commercially deployed a proprietary intelligent system to automate security gate operations at nine (9) distribution centers owned and operated by a national retail chain. Leveraging our proprietary multi-layered Enterprise Command and Control Interface technology (centraco®), the automation of gatehouse operations provides substantial improvements to the efficiency of distribution center traffic flow, resulting in the potential for significant return on investment to the customer. The Company initiated marketing this new technology to enterprise-level owners of distribution centers throughout the United States and beyond and expects to scale sales of this product line starting in early 2020.

Automated Gate Operation alis™ deployed at nine Kohl’s distribution centers

Intelligent Analytics Suite (praesidium®)

praesidium® is an integrated suite of analytics applications which processes and analyzes data streams from a virtually unlimited number of conventional or specialized sensors and/or data points. Our algorithms compare analyzed data against user-defined criteria, rules in real time and automatically reports any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (“AMS”). The AMS provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to centraco®, the Company’s enterprise information management suite, if and when an issue, event or performance anomaly is detected. The processed information is instantly distributed simultaneously to an unlimited number of users in a visualized and correlated user interface using the centraco® command and control platform.

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

Markets

Currently, our target market is North America and we expect to soon expand globally through strategic partnerships. Our customers are in the $60 billion North American Rail market, the $2 billion video analytics market and the $28.6 billion (projected to grow to $53 billion by 2024) enterprise information systems market. The addition of our dedicated AI subsidiary expands our target market by $9.5 billion by 2022 (Source: IDC). We originally implemented our products in railcar security inspection with a focus on providing our customers with the capability of performing mission critical security inspections of inbound trains crossing US/Mexican borders from a centralized, remote location. The U.S. Customs and Border Protection (“CBP”) agency uses our systems at critical border rail crossings. Over the last two years we have developed new systems based on this original technology to greatly expand our business by offering mission critical mechanical and safety inspection systems with the goal of improving operational efficiency. Many opportunities exist within this operating environment. Our initial emphasis on freight carriers by providing mechanical inspection portals for the remote inspection of railcars while traveling at high speeds has had a significant positive impact on our revenue. Unlike trucks, barges and airlines; freight railroads operate almost exclusively on infrastructure that they own, build and maintain. According to the AAR article on Freight Railroad Capacity and Investment dated June 2019, from 1980 to 2018 freight railroads alone reinvested approximately $685 billion of their own funds in capital expenditures and maintenance projects related to locomotives, freight cars, tracks, bridges, tunnels and other infrastructure related equipment. The AAR further reports that more than 40 cents out of every revenue dollar is reinvested into a rail network.

According to AAR’s statistical railroad report, there are approximately 1.56 million freight cars and 26,086 locomotives in service operated on approximately 250,000 miles of active rail tracks throughout North America. Rail tracks are predominantly owned by the Class-I railroad industry which include:

Class-I Railroads	Tracks Owned in:
	Canada	USA	Mexico
BNSF Railway	✓	✓	x
Canadian National Railway (CN)	✓	✓	x
Canadian Pacific	✓	✓	x
CSX Transportation	✓	✓	x
Ferrocarril Mexicano (Ferromex)	x	x	✓
Kansas City Southern Railway	x	✓	✓
Norfolk Southern	✓	✓	x
Union Pacific Railroad	x	✓	x

Patents and Trademarks

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

Patents

Trademarks

Specific Areas of Competition

Since inception, we have implemented a strategy of diversification to mitigate the potential vulnerabilities experienced by companies with a narrow business scope. We believe many public companies in the micro- and nano-cap ecosystem suffer major challenges due to their lack of diversification.

During the past several years, we have made considerable investments in, and have successfully developed, our two core technology platforms, praesidium® and centraco®.

praesidium® is an open architecture, modular engine that manages an unlimited number of “back end” process and analytics frameworks. In addition to driving our own proprietary sensor and data analytics, this core technology also allows for the integration of an unlimited number of third-party technologies, systems and sub-systems. Third-party industry or task-specific processes are modularized and embedded into the praesidium® engine, thereby substantially expanding the functionality of such third-party system. While we believe most companies tailor their products and services to a specific industry, this core platform is “industry agnostic” which we believe will allow us to penetrate multiple industries. Our past and current concentration on specific target markets such as rail, retail, utilities, chemical, gas, oil and government has enabled us to test the markets with our innovative technology solutions.

We believe we are the first to develop the concept of an intelligent rail inspection portal used for comprehensive inspection of security threats and at this time we are unaware of any competitor in this sector. We believe our potential competitors in this area are currently focusing chiefly on the inspection of wheels, bearings, breaks and track alignment. We expect that any competitor interested in expanding their inspection technologies to the ones we have developed over the past four years would require at least 2-3 years of research and development before being able to produce similar systems for real time testing. We believe the testing cycle will take at least an additional year for potential competition. Similarly, the CBP (US Customs and Border Protection) and Union Pacific Railroad are using our systems as their only security inspection infrastructure at the US border.

Our Growth Strategy

Our strategy is to grow our business through a combination of organic growth of both duostech and truevue360, as well as through strategic acquisitions.

Organic Growth duostech

Our organic growth strategy is to increase our market share through the expansion of our business development team and our research and development talent pool, which will enable us to significantly expand our current solution offerings with additional features, and the development of new and enhanced technology applications. We plan to augment such growth with strategic relationships both in the business development and research development arenas, reducing time to market with additional industry applications, expansion of existing offerings to meet customer requirements, as well as, potential geographical expansion into international territories. The launch of our AI software systems through our truevue360 subsidiary is another building block of this strategy.

Our immediately “Accessible Market” consists of a pipeline of identified targets for both, duostech’s suite of intelligent technologies and truevue360’s AI applications. Based on our current staffing, planned expansion of our resource pool for 2020, our currently developed and available suite of products and solutions, and our prospective customer database, we believe our immediate target market for duostech amounts to over $239 million.

Organic Growth truevue360

truevue360’s immediate growth will mainly be driven by its already established library of rail applications and existing rail customers. Each of the most recent orders of rail inspection portals included an AI component of between 20 and 30 algorithms per customer per site, with a significant number of additional applications under development. It is expected that future orders will continue to include a significant component of algorithms i.e. AI applications.

Our AI applications are sold as a SaaS model and are priced per application/per site.

In addition to offering our AI modelling to our rail customers, we plan to offer services to our commercial /industrial customers in the following verticals:

•

Logistics companies

•

Oil & Gas

•

Commercial security

truevue360 is currently developing a stand-alone marketing /business development initiative to pursue an expanded number of target markets. Additional verticals to be pursued as this unit expands include:

•

Automotive

•

Agriculture

•

Banking

•

Industrial

•

DOD/Government

Strategic Acquisitions

Planned acquisition targets include sector specific technology companies with the objective of augmenting our current capabilities with feature-rich (third-party) solutions. The acquisition metric includes, but is not limited to, weighing time, effort and approximate cost to develop certain technologies in-house, versus acquiring or merging with one or more entities that we believe have a proven record of successfully developing a technology sub-component. Additional criteria include an extended national footprint of available manpower (predominantly technical and software engineering), and evaluating the potential acquisition target’s customer base, stage of technology and merger or acquisition cost as compared to market conditions.

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

Research and Development

The Company’s R&D and software development teams design and develop all systems and software applications with a combination of full-time in-house software engineers and full-time contractors. Internal development allows us to maintain technical control over the design and development of our products. We have several United States and foreign patents and patent-pending applications that relate to various aspects of our products and technology. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and changing customer requirements characterize the markets in which we compete. We plan to continue to dedicate significant resources to research and development efforts, including software development, to maintain and improve our current product and services offerings. We continue to increase our expenditures on R&D staffing in anticipation of the launch of our AI software systems through truevue360.

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

Employees

We have a current staff of 81 employees of which 54 are full-time, the majority of which work in the Jacksonville area, none of which are subject to a collective bargaining agreement. We also have 10 contract staff based in Europe who are primarily focused on our AI software development. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Item 1A. Risk Factors.

Risks Related to Our Company and Business

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

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business will be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our operations and sales activities. Our third-party manufacturers and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and services and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

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

We believe that enterprises continue to be cautious about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained spending. While our core technologies are designed to address cost reduction, other factors may cause companies to delay or cancel capital projects, including the implementation of our products and services. In addition, certain industries in which we operate are under financial pressure to reduce capital investment which may make it more difficult for us to close large contracts in the immediate future. We believe there is a growing market trend toward more customers exploring operating expense models as opposed to capital expense models for procuring technology. We believe the market trend toward operating expense models will continue as customers seek ways of reducing their overhead and other costs. All of the foregoing may result in continued pressure on our ability to increase our revenue and may potentially create competitive pricing pressures and price erosion. If these or other conditions limit our ability to grow revenue or cause our revenue to decline our operating results may be materially and adversely affected.

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

We have a history of losses and our growth plans may lead to additional losses and negative operating cash flows in the future.

Our accumulated deficit was approximately $33 million as of December 31, 2019. Our operating losses may continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until our revenues and margins increase at a rate greater than our expenses, which may not occur.

We may be unable to protect our intellectual property, which could impair our competitive advantage, reduce our revenue, and increase our costs.

Our success and ability to compete depend in part on our ability to maintain the proprietary aspects of our technologies and products. We rely on a combination of trade secrets, patents, copyrights, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. We customarily enter into written confidentiality and non-disclosure agreements with our employees, consultants, customers, manufacturers, and other recipients of information about our technologies and products and assignment of invention agreements with our employees and consultants. We may not always be able to enforce these agreements and may fail to enter into any such agreement in every instance when appropriate. We license from third-parties certain technology used in and for our products. These third-party licenses are granted with restrictions; therefore, such third-party technology may not remain available to us on terms beneficial to us. Our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, operating results, and financial condition. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

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

As of December 31, 2019, two customers accounted for 78% of our accounts receivable. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. Additionally, our three largest customers accounted for approximately 71% of our total revenues as of December 31, 2019. This concentration of credit risk makes us more vulnerable economically. The loss of any of these customers could materially reduce our revenues and net income, which could have a material adverse effect on our business.

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

In 2016 the Company was notified by the IRS that it had been delinquent in the payment of payroll taxes. As of the date hereof, the Company has paid its payroll taxes in full. However, the Company had previously appealed to the IRS for a reduction of penalty payments assessed for the late payment of payroll taxes. The IRS has since responded, and the Company will be required to repay the penalties in connection with the delinquent payroll taxes. Beginning in July 2018, the Company has made monthly payments in the amount of $15,000 in order to pay down the accrued late fees. At December 31, 2019, the payroll taxes payable balance of $115,111 includes accrued late fees in the amount of $37,210.  The Company paid the final balance due on January 22, 2020.

Risks Related to Our Common Stock

There is currently not an active liquid trading market for the Company’s common stock.

Our common stock is quoted on the Nasdaq Capital Market tier under the symbol “DUOT”. However, there is currently limited active trading in our common stock. Although there are periodic volume spikes from time to time, we cannot give an assurance that a consistent, active trading market will develop. If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate in the future in response to any of the following factors, some of which are beyond our control:

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

We are in a capital-intensive business and we may not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we may require additional funds from future equity or debt financings, including potential sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common stocks into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

Our Board of Directors may issue and fix the terms of shares of our Preferred Stock without stockholder approval, which could adversely affect the voting power of holders of our Common Stock or any change in control of our Company.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of "blank check" preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if an active trading market for our shares does not develop, then you may not have any manner to liquidate or receive any payment on your investment. Therefore, our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends, we may have trouble raising additional funds which could affect our ability to expand our business operations.

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

Item 1b. Unresolved Staff Comments.

None.

Item 2. Properties.

Currently, we do not own any real property. The Company has an operating lease agreement for office space of approximately 8,308 square feet that was amended on May 1, 2016 and again on April 1, 2019, increasing the office space to approximately 10,203 square feet, with the lease ending on October 31, 2021. The rent is subject to an annual escalation of 3%, beginning May 1, 2017.

The Company entered a new lease agreement of office and warehouse combination space of approximately 4,400 square feet on June 1, 2018 and ending May 31, 2021. This additional space allows for resource growth and engineering efforts for operations before deploying to the field. The rent is subject to an annual escalation of 3%.

The Company now has a total of office and warehouse space of approximately 14,603 square feet.

Rental expense for the office lease during 2019 and 2018 was $262,710 and $209,389, respectively.

Item 3. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting our Company, our common stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Nasdaq Capital Markets (“Nasdaq”) under the trading symbol “DUOT”. Our common stock was initially quoted on the OTCQB in 2008 under the symbol “IOSA”.

Authorized Capital

The Company is authorized to issue an aggregate number of 510,000,000 shares of capital stock, of which 10,000,000 shares are blank check preferred stock, $0.001 par value per share and 500,000,000 shares are common stock, $0.001 par value per share.

Series A Convertible Preferred Stock

Our board of directors has designated 500,000 of the 10,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock. As of December 31, 2019, we have no shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

Our board of directors has designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock.

Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise. Holders of Series B Convertible Preferred will vote on an as converted basis on all matters on which the holders of common stock are entitled to vote, subject to beneficial ownership limitations. As of December 31, 2019, there are 1,705 shares of Series B Convertible Preferred Stock issued and outstanding.

Approximate Number of Equity Security Holders

As of March 27, 2020, there were approximately 425 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Capital Markets exchange on March 24, 2020 was $4.46 per share.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2019 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Transfer Agent

The transfer agent and registrar for our Common Stock is Continental Stock Transfer and Trust located 1 State Street, 30th Floor, New York, NY 10004-1561.

Rule 10B-18 Transactions

None.

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

Our Company

Duos Technologies Group, Inc. was incorporated in Florida on May 31, 1994 (the “Company”) under the original name of Information Systems Associates, Inc. (“ISA”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby duostech became a wholly owned subsidiary of the Company.  duostech was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, through its wholly owned subsidiaries DTI, operating under its brand name duostech, and truevue360, focuses on the design, development and turnkey delivery of proprietary “intelligent technologies” that enable our customers to derive measurable increases in return on investment for their business.

Plan of Operation

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

Further, the Company is broadening its offerings in the IT asset management (“ITAM”) space for large data centers. During the quarter ended June 30, 2018, the Company announced its new dcVue™ software platform which is the basis for expanded offerings into this market area. The dcVue™ offering is a new software platform that replaces the Company’s On-Site Physical Inventory (OSPI) system that was commercially marketed from 2010 until 2015. OSPI was used by Duos’ ITAM auditing teams until early this year and has now been replaced by dcVue™. dcVue™ is based upon the Company’s OSPI patent which was awarded in 2010. The Company is now licensing dcVue™ to our customers as a licensed software product. We intend to further develop our ITAM offerings for large data centers with the objective of offering existing Company technologies for data and video analytics.

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

For the year ended December 31, 2019 compared to December 31, 2018

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended
	December 31,
	2019	2018

Revenue	$13,641,315	$12,048,619
Cost of revenue	7,159,877	6,844,396
Gross profit	6,481,438	5,204,223
Operating expenses	8,887,960	6,774,127
Income (Loss) from operations	(2,406,522)	(1,569,904)
Other income (expense)	(64,360)	(10,983)
Net income (loss)	(2,470,882)	(1,580,887)
Series A preferred stock dividends	—	—
Net income (loss) applicable to common stock	$(2,470,882)	$(1,580,887)

Revenues

	For the Years Ended
	December 31,
	2019	2018	% Change
Revenues:
Projects	$11,963,438	$10,753,926	11%
Maintenance and technical support	1,377,459	1,170,215	18%
IT asset management services	300,418	124,478	141%
Total revenue	$13,641,315	$12,048,619	13%

The steady increase in overall revenues is driven by the current strength of the projects portion of our business currently being undertaken. The Company’s stable capital structure enables us to more aggressively pursue large projects requiring the ability to deploy major resources. The increase in project revenues was also accompanied by an increase in maintenance and technical support.  This revenue source has been in transition for the past year as older legacy systems are replaced by the next generation of technology systems which are currently being installed. There is typically a lag of approximately 6 months installation of a new system until the recurring revenue is recognized. The Company continues to replace the declining revenues from one customer with new, long term recurring revenue from new customers which will be coming on-line in the next several months. The maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The expectation is that revenues from this area will continue to grow based on the success of multiple installations in 2019.

The ITAM division experienced an increase in revenues for 2019. This was the result of the ITAM division releasing a new version of its dcVue™ software which is anticipated to broaden market acceptance of its offerings. The software was beta tested at a financial institution with the objective of ultimately rolling out to additional locations and we anticipate a positive impact on revenues in 2020.  The division continues to execute consulting services engagements through its partners.

Cost of Revenues

	For the Years Ended
	December 31,
	2019	2018	% Change
Cost of revenues:
Projects	$6,510,658	$6,373,684	2%
Maintenance and technical support	528,966	409,316	29%
IT asset management services	120,253	61,396	96%
Total cost of revenues	$7,159,877	$6,844,396	5%

Cost of revenues on projects increased at a slower rate than the increase in revenues, a trend which we expect to continue going forward. The overall gross margin was positively impacted during the period compared to the equivalent period in 2018 due to tighter cost controls on production of systems and the efficiencies gained through the implementation of projects at the Operations Center of Excellence prior to customer deployment.  The Company continues to focus on the costs of production and sourced components. Cost of Revenues increased by 29% on maintenance and technical support against an increase of 18% in revenues.  This higher cost amount was negatively impacted by the higher cost of support staff but is expected to be a temporary factor and we expect this trend to reverse as economies of scale begin to have a positive impact.  The Company also completed certain field work at the request of two major clients which increased revenue but at a margin that is less than in the normal course of business.  The effect of this is anticipated to be minimal going forward.

Gross Profit

	For the Years Ended
	December 31,
	2019	2018	% Change

Revenues	$13,641,315	$12,048,619	13%
Cost of revenues	7,159,877	6,844,396	5%
Gross profit	$6,481,438	$5,204,223	25%

Gross Profit was $6,481,438 or 48% of revenues compared to $5,204,223 or 43% of revenues for the twelve months ended December 31, 2019 and 2018, respectively. The overall increase in gross profit of 25% was mainly the result of the increase in project revenues and the positive effect of continuing revenue increases from new projects. It should be noted that the accounting treatment was changed to the ASC 606 reporting standard and that the results compared with the previous year are not strictly comparable. As previously discussed, the implementation of ASC 606 covering revenue from contracts with customers, has a temporary impact on overall gross margin as certain costs are recognized ahead of revenues. The Company recorded an overall increase in Gross Margin for the year compared to the prior year which is a positive trend.  Management anticipates the overall gross margins for the business to continue to improve in the coming year driven by higher sales from both existing and new customers and certain “economies of scale” from larger projects.  We also expect that the increase in revenues will positively impact recurring revenue from maintenance and technical support with a resulting increase in Gross Margin.

Operating Expenses

	For the Years Ended
	December 31,
	2019	2018	% Change
Operating expenses:
Selling and marketing expenses	$421,535	$289,140	46%
Salaries, wages and contract labor	5,570,140	4,299,799	30%
Research and development	431,425	488,694	-12%
Professional fees	252,825	245,033	3%
General and administration	2,212,035	1,451,461	52%
Total operating expense	$8,887,960	$6,774,127	31%

Operating expenses were higher by 31% for the year reflecting the increase in resources related to the increase in revenues for the period as well as additional resources related to the new truevue360 subsidiary. Selling and marketing expenses increased with the Company’s investment in resources to grow the business. The Company also increased human resources for the development of the new truevue360™ AI platform as well as operational costs for the new laboratory for training the machine learning systems.  The 30% increase in salaries, wages and contract labor is due to a planned increase in the number of employees related to the items described previously and additional contract expenses related to an overall increase in revenues.  This rate of increase is expected to slow in 2020. Professional fees were slightly lower due to a reduction in expenses related to legal fees and prudent management of expenses by management.  Other G&A costs increased but were in line with the additional staff expenses and the growth of the Company. It is anticipated that overall operating expenses will grow at a slower rate than the revenue increases excluding any further additional investments in truevue360.

Loss From Operations

The losses from operations for the years ended, December 31, 2019 and 2018 were $2,406,522 and $1,569,904 respectively. The Company continues to focus on measures to move toward breakeven and profitability. Much of the increase in 2019 was related to the investments in TrueVue360 coupled with slightly lower revenue than originally forecasted due to delays in receiving new contracts from certain customers.

Interest Expense

Interest expense for the years ended December 31, 2019 and 2018 were $69,322 and $17,180 respectively. The increase in interest expense was primarily due to the Company’s short-term financing actions to fund short-term working capital prior to deposits being received from certain customers. This allowed the Company to fund certain components with long lead times.

Other Income

Other income for the years ending December 31, 2019 and 2018 was $4,962 and $6,197 respectively is money earned on deposits and which offsets some of the interest cost of short-term borrowings.

Net Loss

The net loss for the years ended December 31, 2019 and 2018 was $2,470,882 and $1,580,887 respectively. The $889,995 increase in net loss is primarily attributable to the increase in expenses related to TrueVue360 including software development contract staff in Europe and the machine learning trainers at the Florida R&D center. Net loss applicable to Common Stock was $2,470,882 in 2019 versus $1,580,887 in 2018, an increase of $889,995. Net loss per common share was $1.39 and $1.06 for the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of December 31, 2019, the Company has a cash balance of $56,249.  The low cash balance was due to the completion of certain projects prior to receiving payments which were forecasted for January 2020 of approximately $2,500,000.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	December 31, 2019	December 31, 2018
Net cash used in operating activities	$(4,019,560)	$(345,287)
Net cash used in investing activities	(219,575)	(285,678)
Net cash used/provided in financing activities	3,086,083	(101,552)
Net (decrease) increase in cash	$(1,153,052)	$(732,517)

Net cash used in operating activities for the years ended December 31, 2019 and 2018 were $4,019,560 and $345,287 respectively. The increase in net cash used in operations for the year ended December 31, 2019 was due to higher operating costs related to the startup of TrueVue360 (approximately $1.2 million, contributing to the net loss) and to an increase of more than $2,000,000 in cash used for execution of projects.

Net cash used in investing activities for the years ended December 31, 2019 and 2018 were $219,575 and $285,678, respectively representing continuing investments in computing and lab equipment during 2019 related to supporting the machine learning activities of TrueVue360.

Net cash provided in financing activities for the year ended December 31, 2019 was $3,086,083 and cash flows used in the year ended December 31, 2018 was $101,552. Cash flows provided by financing activities during 2019 were primarily attributable to proceeds from the issuance of common stock from conversion of warrants.  We also received $1,250,000 in short-term funding of which $250,000 was repaid in the fourth quarter.  The remaining $1,000,000 bears an interest rate of 3% per annum and is repayable in June 2020.

We have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2019, we have funded our operations through revenues generated and cash received from ongoing project execution, associated maintenance revenues and cash execution of certain warrants through 2019. As of March 27, 2020, we had cash on hand of approximately $6,595,000. We have approximately $140,500 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Our current capital and revenues are sufficient to fund such expansion although we are now less dependent on timely payments by our customers for projects and work in process, however we expect such timely payments to continue.

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

As reflected in the accompanying consolidated financial statements, the Company had a negative working capital of $607,372 and an accumulated deficit of $32,740,715 at December 31, 2019. During the same period in 2018, the Company had negative working capital of $469,082 and an accumulated deficit of $30,269,833.

Upon completion of the Company’s offering of equity securities in 2017, management eliminated all debt other than for normal course of business financing which reduced monthly obligations for interest payments.  The Company continues to be successful in attracting new business and establishing a backlog of projects. Most importantly, the Company has been successful in increasing its working capital cushion substantially after receiving proceeds of more than $2.3 million in connection with warrant exercises during 2019, obtaining $1,250,000 in short-term loans, of which $250,000 has already been repaid, and completing an equity raise in 2020 in connection with an up listing to Nasdaq, of more than $8.2 million after payment of banking fees and expenses.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, , valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress toward contract completion valuation of derivatives, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-30 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There are no reportable events under this item for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9b. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected or his earlier resignation, removal or disqualification. The officers of the Company are elected by the Board.

Name	Age	Position
Gianni B. Arcaini	71	Chairman, Chief Executive Officer, President
Adrian G. Goldfarb	62	Chief Financial Officer, Executive Vice President, Director
Connie L. Weeks	62	Chief Accounting Officer, Executive Vice President
Ned Mavrommatis(1)	49	Director
Blair M. Fonda(2)	54	Director
Kenneth Ehrman (3)	50	Director

(1)	Co-Chairman of the Audit Committee and member of the Compensation Committee.
(2)	Co- Chairman of the Audit Committee and member of the Compensation Committee
(3)	Chairman of the Compensation Committee and Nominating Committee and member of the Audit Committee.

Gianni B. Arcaini, Chief Executive Officer, President and Chairman

Mr. Arcaini has been the Chairman of the Board, Chief Executive Officer and President since April 1, 2015, and held the same positions with our subsidiary, Duos Technologies, Inc. since 2002. Prior to his involvement with Environmental Capital Holdings, Inc., a predecessor of the Company, Mr. Arcaini spent over 10 years in various executive capacities with Robex International, a joint venture of Royal Volker Stevin, Royal Bijenkorf and the Westland Utrecht Bank, ultimately acquiring the Robex International in a management buyout after having expanded its operations into the United States.

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

Blair M. Fonda, Director

Mr. Fonda was appointed as a Director on May 3, 2017 and serves as Co-Chairman of the Audit Committee and a member of the Compensation Committee. Since 2013, Mr. Blair Fonda has served as the Chief Financial Officer of Emergent Financial Partners (“EFP”). EFP is an accounting and consulting services firm which offers financial consulting services to businesses and organizations throughout the United States and the Caribbean Islands. From 2013 to 2016, Mr. Fonda was contracted through EFP to serve as the outside Chief Financial Officer of Mountainstar Capital Engagement, a private equity and commercial real estate company. From 2007 to 2013, Mr. Fonda served as the Vice President and Controller of the Hospitality Division of Gate Petroleum, an owner and operator of convenience stores, resorts, construction and real estate operations throughout the United States. Mr. Fonda has previously served as Controller for Enterprise Rent-a-Car. Mr. Fonda is a Certified Public Accountant (CPA).

The Board believes that Mr. Fonda’s education and background qualify him as a financial expert. He has extensive and directly applicable accounting experience qualifying him to serve as Chairman of the Audit Committee.

Ned Mavrommatis, Director

Mr. Ned Mavrommatis joined the Board on August 13, 2019 and serves as Co-Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Mavrommatis has served as Chief Financial Officer of PowerFleet, Inc. ("PowerFleet") since October 2019. PowerFleet is a global leader and provider of subscription-based wireless IoT and M2M solutions for securing, controlling, tracking, and managing high-value enterprise assets such as industrial trucks, tractor trailers, containers, cargo, and vehicles and truck fleets. From August 1999 until October 2019 he served as Chief Financial Officer of I.D. Systems, Inc. Mr. Mavrommatis serves on the Board of PowerFleets' wholly owned subsidiary PowerFleet Israel and is also the Managing Director of PowerFleets’ wholly owned subsidiaries, PowerFleet GmbH and PowerFleet Systems Ltd.

Mr. Mavrommatis received a Master of Business Administration in finance from New York University’s Leonard Stern School of Business and a Bachelor of Business Administration in accounting from Bernard M. Baruch College, The City University of New York. Mr. Mavrommatis is also a Certified Public Accountant.

The Board believes that Mr. Mavrommatis’ management experience, accounting expertise and long history and familiarity with industries the Company currently operates in, makes him ideally qualified to help lead the Company towards continued growth.

Key Employees

Mr. Wm. Scott Carns, Chief Operating Officer, Executive Vice President of Operating Subsidiary Duos Technologies, Inc.

Mr. Carns is Chief Operating Officer for the operating subsidiary, Duos Technologies Inc., and is responsible for overseeing and managing day to day operations from sales to project execution and support services.  He is also directly responsible for account management of Duos’ major accounts.  He has extensive experience in information technology with an emphasis on intelligent video analytics and centralized command and control applications. Prior to joining Duos, Mr. Carns was Information Technologies Coordinator for Environmental Capital Holdings, Inc. and was President of Software Solutions Group, Inc. Mr. Carns is responsible for.  He also served in the US Army and attended Kansas State University.

David Ponevac, Chief Technology Officer, Senior Vice President of Operating Subsidiary Duos Technologies, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2019 were made on a timely basis.

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

Board Composition and Director Independence

Our board of directors currently consists of five members: Mr. Gianni B. Arcaini, Mr. Adrian G. Goldfarb, Mr. Ned Mavrommatis, Mr. Blair M. Fonda and Mr. Kenneth Ehrman. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. Based on such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Ehrman, Mr. Fonda and Mr. Mavrommatis are all qualified as independent and none of them have any material relationship with us that might interfere with his exercise of independent judgment.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee has its own charter, which is available on our website at www.duostech.com. Each of the board committees has the composition and responsibilities described below.

Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors.

The members of each committee are Kenneth Ehrman, Ned Mavrommatis and Blair M. Fonda, all of whom are independent directors within the meaning of the Nasdaq Stock Market rules.

Audit Committee

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

Our board has determined that both Mr. Fonda and Mr. Mavrommatis are currently qualified as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. Mr. Fonda and Mr. Mavrommatis serve as Co-Chairs on the Audit Committee.

Compensation Committee

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

Mr. Ehrman serves as the Chairman of the Compensation Committee.

Nominating and Corporate Governance Committee

The responsibilities of the Corporate Governance and Nominating Committee include:

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

•	recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;
•	overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively; and
•	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

Mr. Kenneth Ehrman serves as the Chairman of Nominating and Corporate Governance Committee.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Item 11. Executive Compensation.

The following table sets forth the total compensation received for services rendered in all capacities to our Company for the last two fiscal years, which was awarded to, earned by, or paid to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock ($)	Options ($)		Other Comp. ($)		Total ($)

Gianni B. Arcaini,	2019	249,260	143,411	(1)	—	—		25,382	(3)	418,053
Chairman of the Board, Chief Executive Officer, President, Director (PEO)	2018	249,260	183,386	(1)	—	144,384	(2)	27,116	(4)	604,146

Adrian G. Goldfarb,	2019	180,250	—		—	—		7,500	(6)	187,750
Chief Financial Officer, EVP, Director (PFO)	2018	175,000	5,000		—	54,272	(5)	5,625	(6)	240,397

Connie L. Weeks,	2019	150,000	—		—	—		—		150,000
Chief Accounting Officer, EVP	2018	148,338	14,451		—	54,272	(7)	—		217,061

———————

(1)

Represents an amount equal to 1% of annual revenues to which Mr. Arcaini is entitled under the terms of his employment and taxes paid on the behalf of Mr. Arcaini for conversion of previously deferred compensation into common stock.

(2)

During the second quarter of 2018, 160,152 incentive stock options were issued to staff and Directors under the 2016 Equity Compensation plan. All the options have a $14.00 strike price. Option compensation is the fair market value of 50,358 options granted to Mr. Arcaini which are fully vested. The fair value of the incentive stock option grants for the year ended December 31, 2018 estimated using the following weighted- average assumptions:

	For the Years Ended December 31,
	2019	2018
Risk free interest rate	1.40% - 2.44%	2.59%
Expected term in years	2.76 – 3.25	2.5 – 2.76
Dividend yield	—	—
Volatility of common stock	117.18% - 151.43%	197.13% - 207.27%
Estimated annual forfeitures	—	—

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

(3)	Comprised of $18,000 annual car allowance, and $7,382 in Company paid membership dues and subscriptions, respectively.
(4)	Comprised of $18,000 annual car allowance, $2,741 and $6,154 in Company paid membership dues and subscriptions, respectively.
(5)	Option compensation is the fair market value of 18,929 options granted to Mr. Goldfarb which are fully vested.
(6)	Comprised of $5,625 annual car allowance in 2018 and $7,500 annual car allowance in 2019.
(7)	Option compensation is the fair market value of 18,929 options granted to Ms. Weeks which are fully vested.

Outstanding Equity Awards at December 31, 2019

There were no outstanding equity awards to any of our Named Executive Officers during the year ended December 31, 2019.

Employment Agreements

Gianni B. Arcaini

On April 1, 2018, the Company entered into an employment agreement (the “Arcaini Employment Agreement”) with Gianni B. Arcaini, pursuant to which Mr. Arcaini serves as Chief Executive Office and Chairman of the Board of Directors of Duos Technologies Group, Inc. Under the Arcaini Employment Agreement, Mr. Arcaini is paid an annual salary of $249,260 and an annual car allowance of $18,000. In addition, as incentive-based compensation, Mr. Arcaini is entitled to 1% of annual gross revenues of the Company and its subsidiaries. The Arcaini Employment Agreement has an initial term through March 31, 2020, subject to renewal for successive one-year terms unless either party gives notice of that party’s election to not renew to the other at least 60 days prior to the expiration of the then-current term. The Arcaini Employment Agreement was approved by the Compensation Committee and it is anticipated that Mr. Arcaini’s compensation terms will be revisited in the future by the Compensation Committee of the Company’s Board.

Potential Payments upon Change of Control or Termination following a Change of Control and Severance

The Arcaini Employment Agreement contains certain provisions for early termination, which may result in a severance payment equal to three years of base salary then in effect.  Generally, we currently do not provide any severance specifically upon a change in control nor do we provide for accelerated vesting upon change in control.

Adrian G. Goldfarb

On April 1, 2018, the Company entered into an employment agreement (the “Goldfarb Employment Agreement”) with Adrian G. Goldfarb, pursuant to which Mr. Goldfarb serves as Chief Financial Officer, Executive Vice President and Director of Duos Technologies Group, Inc. During 2019, Mr. Goldfarb was paid an annual salary of $180,250 and an annual car allowance of $7,500. The Goldfarb Employment Agreement had an initial term through March 31, 2019, subject to renewal for successive one-year terms unless either party gives the other notice of that party’s election to not renew at least 60 days prior to the expiration of the then-current term. The Goldfarb Employment Agreement remains in effect through March 31, 2020. The Goldfarb Employment Agreement was approved by the Compensation Committee and it is anticipated that Mr. Goldfarb’s compensation terms will be revisited in the future by the Compensation Committee of the Company’s Board.

Potential Payments upon Change of Control or Termination following a Change of Control and Severance

The Goldfarb Employment Agreement contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect. Generally, we do not provide any severance specifically upon a change in control, nor do we provide for accelerated vesting upon change in control.

Connie L. Weeks

On April 1, 2018, the Company entered into an employment agreement (the “Weeks Employment Agreement”) with Connie L. Weeks, pursuant to which Ms. Weeks serves as Chief Accounting Officer, and Executive Vice President of Duos Technologies Group, Inc. During 2019,  Ms. Weeks was paid an annual salary of $150.000 The Weeks Employment Agreement had an initial term that extended through March 31, 2019, subject to renewal for successive one-year terms unless either party gives notice of that party’s election to not renew to the other party at least 60 days prior to the expiration of the then-current term. The Weeks Employment Agreement remains in effect through March 31, 2020. The Weeks Employment Agreement was approved by the Compensation Committee and it is anticipated that Ms. Weeks’s compensation terms will be revisited in the future by the Compensation Committee of the Company’s Board.

Potential Payments upon Change of Control or Termination following a Change of Control and Severance

The Weeks Employment Agreement contains certain provisions for early termination, which may result in a severance payment equal to two-years of base salary then in effect. Generally, we do not provide any severance specifically upon a change in control, nor do we provide for accelerated vesting upon change in control.

Director Compensation

Each independent director was entitled to receive $15,000 annually for service on our Board in 2019. In addition, Chairmen of committees are awarded an additional $5,000 annually in compensation in connection with their service in such capacity.

The following table summarizes data concerning the compensation of our non-employee directors for the year ended December 31, 2019.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Blair Fonda (1)	10,000	10,000	—	—	—	—	20,000
Alfred J. (Fred) Mulder (2)	9,792	—	—	—	—	—	9,792
Kenneth Ehrman (3)	9,167	9,167	13,768	—	—	—	32,102
Ned Mavrommatis (4)	3,750	3,750	9,096	—	—	—	16,596

———————

(1)	Blair Fonda was appointed to the board on May 3, 2017 and currently serves as Co-Chairman of the Audit Committee.
(2)	Fred Mulder resigned as of July 1, 2019.
(3)	Kenneth Ehrman was appointed to the board in January 2019 and assumed responsibility of Chairman of the Compensation Committee and was not awarded any compensation in 2018.
(4)	Ned Mavrommatis was appointed to the board on August 13, 2019 and assumed the responsibility of Co-Chairman of the Audit Committee.
(5)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 16, 2020, our authorized capitalization was 500,000,000 shares of common stock $0.001 par value per share and 15,000 shares of Series B Preferred Stock. As of the same date, there are 3,523,757 shares of our common stock issued and outstanding and 1,705 shares of Preferred B outstanding. Our common stock entitles its holder to one vote on each matter submitted to the stockholders. Our Series B Preferred allows its holder one of vote for each common stock equivalent, subject to a maximum represented by 9.99% of total Common Stock outstanding plus that number of Preferred B as represented as common stock equivalent.

The following table sets forth, as of March 16, 2020, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned. The address of our directors and officers is c/o Duos Technology Group, Inc., at 6622 Southpoint Drive S., Suite 310, Jacksonville, Florida 32216.

Name and Address of Beneficial Owner(1)	Outstanding Common Stock(2)	Percentage of Ownership of Common Stock(3)
5% Beneficial Shareholders
Bleichroder LP 1345 Avenue of the Americas, 47th Floor New York, NY 10105 (4)	330,356	9.26%
Justin W. Keener 3960 Howard Hughes Parkway Las Vegas, NV 89169 (5)	391,000	9.99%
AIGH Capital Management 6006 Berkeley Avenue Baltimore MD 21209 (6)	318,236	8.63%
Laurence W. Lytton 467 Central Park West New York, NY 10025 (7)	283,000	8.03%
Pessin Family Holdings 500 Fifth Avenue, Suite 2240 New York, NY 10110 (8)	363,404	9.99%
5% Beneficial Shareholders as a Group	1,685,996	45.9%
Officers and Directors
Gianni B. Arcaini(9)	186,632	5.12%
Adrian G. Goldfarb(10)	39,185	1.10%
Kenneth Ehrman(11)	16,251	* %
Blair M. Fonda(12)	11,803	* %
Ned Mavrommatis(13)	9,134	* %
Connie L. Weeks(14)	18,929	* %
Officers and Directors as a Group (6 persons)	281,934	7.81%

———————

*Denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	The shares in the table have been listed in accordance with 13-G filings made by the individual investors.
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

(4)	To the best of our knowledge, the organization who hold voting and dispositive control over the shares beneficially owned by Bleichroder LP is 21 April Fund, Ltd and 21 April Fund, LP.

(5)

Mr. Justin Keener beneficially holds 9.99% of the Company’s issued and outstanding Common Stock. To the best of our knowledge, Mr. Keener holds warrants to purchase 444,038 shares of Common. However, the aggregate number of shares of Common Stock into which the warrants are exercisable and which Mr. Keener has the right to acquire beneficial ownership, is limited to the number of shares of Common Stock that, together with all other shares of Common Stock beneficially owned by Mr. Keener, does not exceed 9.99% of the total outstanding shares of Common Stock.

(6)

AIGH LP’s General Partner and president of AIGH LLC is Mr. Orin Hirschman. To the best of our knowledge there are 153,949 shares beneficially owned by Mr. Hirschman excluding warrants to purchase 164,287 shares of common stock not exercisable because the reporting person’s beneficial ownership is above 4.99%.

(7)	Mr. Laurance W. Lytton, owns 283,000 common shares. The ownership percentage is based upon the current issued and outstanding shares of 3,523,757.
(8)

Consists of (i) 102,972 shares of Common Stock owned by Norman H. Pessin, (ii) 71,430 shares of Common Stock owned by Sandra F. Pessin, and (iii) 75,002 shares of Common Stock owned by Brian L. Pessin.  In addition, Sandra F. Pessin owns 1,705 shares of Series B Preferred which are convertible into 243,572 shares of Common Stock.  The total number of shares of Common Stock into which the Preferred Stock is convertible and all other shares held by the Pessin Family to which they have the right to acquire beneficial ownership, is limited to the number of shares of Common Stock that, together with all other shares of Common Stock beneficially owned by the family, does not exceed 9.99% of the total outstanding shares of Common Stock

(9)

Mr. Arcaini has voting and investment control of the following shares: 50,039 shares of Common Stock, 50,039 warrants to purchase shares of Common Stock with an exercise price of $14.00 per share which are currently exercisable and 50,358 options to purchase Common Stock with an exercise price of $14.00 per share which are currently exercisable; 18,081 shares of Common Stock held in the name of Robex International, Inc., a Florida corporation in which Mr. Arcaini owns 95% and has sole dispositive voting power over such shares; 18,081 warrants to purchase Common Stock with an exercise price of $14.00 per share which are currently exercisable; and 34 shares of Common Stock currently held in his wife’s name.

(10)

Mr. Goldfarb owns 5,027 shares of Common Stock, 12,799 warrants to purchase shares of Common Stock with an exercise price of $9.10, and 2,430 warrants to purchase shares of Common Stock with an exercise price of $14.00 per share all of which are currently exercisable and 18,929 options to purchase Common Stock with an exercise price of $14.00 per share which are currently exercisable.

(11)

Kenneth Ehrman is a Director and serves as the Chairman of the Compensation Committee and Nominating Committee.  He owns 7,679 shares of Common Stock and was granted 8,572 options to purchase shares of Common Stock with an exercise price of $14.00 per share. All of these options are vested and are currently exercisable by Mr. Ehrman.

(12)

Blair Fonda is a Director and serves as Audit Committee Co-Chairman. Includes 6,459 shares of Common Stock and options to purchase 8,572 shares of Common Stock with an exercise price of $14.00 per share all of which are currently exercisable.

(13)

Ned Mavrommatis is a Director and serves as Audit Committee Co-Chairman. He owns 562 shares of Common Stock and was granted 8,572 options to purchase shares of Common Stock with an exercise price of $14.00 per share. 50% of these options are vested and are currently exercisable by Mr. Mavrommatis.

(14)	Includes 18,929 options to purchase shares of Common Stock with an exercise price of $14.00 granted to Ms. Weeks which are currently exercisable.

Equity Compensation Plan Information

2016 Equity Plan

We maintain an equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2019 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

The following table provides equity compensation plan information as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	163,010	$14.00	158,419

Equity compensation plans not approved by security holders	N/A	N/A	N/A

On March 11, 2016, the Board adopted, subject to the receipt of stockholder approval, which was received on April 21, 2016, the 2016 Equity Incentive Plan (the “2016 Plan”) providing for the issuance of up to 16,327 shares of our common stock. The plan was subsequently modified with shareholder approval twice: on January 18, 2018 to increase the total maximum amount issuable under the plan to 178,572 and on July 31, 2019 to increase the total maximum amount issuable under the plan to 321,429. The purpose of the 2016 Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders.

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

Grant of Awards; Shares Available for Awards

The 2016 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. We have reserved a total of 321,429 shares of common stock for issuance as or under awards to be made under the 2016 Plan. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2016 Plan.

Currently, there are sixteen identified employees (including three executive officers and directors), three non-employee directors, and up to twenty other current or future staff members who would be entitled to receive stock options and/or shares of restricted stock under the 2016 Plan. Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the 2016 Plan as well. On April 23, 2018, 160,152 options were granted.

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

Item 13. Certain Relationships and Related Transactions, and Directors Independence.

On August 1, 2012 the Company entered into independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida company, owned by our Chief Technology Officer, David Ponevac. The Services Agreement provides that Luceon will provide support services including management, coordination or software development services and related services to Duos.  In January 2019, additional services were contracted with Luceon for TrueVue360 primarily for software development through the provision of 7 additional full-time contractors located in Slovakia at a cost of $16,250 for January initially, rising to $25,583 after fully staffed, per month starting February 2019.  This is in addition to the existing contract of $7,480 per month for Duos Technologies, Inc for 4 full-time contractors which increased to $8,231 per month in June of 2019.  The total amount expensed to Luceon for 2019 is $392,680.

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

	2019	2018
Audit Fees (1)	$94,906	$97,065
Audit-Related Fees (2)	27,412	9,927
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$122,318	$106,992

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

10.23	Form of Conversion Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.5 with the U.S. Securities and Exchange Commission on November 29, 2017)
10.24	Form of Redemption Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 with the U.S. Securities and Exchange Commission on November 29, 2017)
10.25	Form of Pay-off Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the U.S. Securities and Exchange Commission on November 29, 2017)
10.26	2016 Equity Incentive Plan (incorporated by reference to Appendix B of the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 22, 2017).
14.1	Code of Ethics (incorporated by reference to the Company’s Form 10-K filed on April 15, 2019)
21	List of Subsidiaries (incorporated by reference to the Company’s Form 10-K filed on April 1, 2016)
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
99.1	Audit Committee Charter (incorporated by reference to the Company’s Form 10-K filed on April 15, 2019)
99.2	Compensation Committee Charter (incorporated by reference to the Company’s Form 10-K filed on April 15, 2019)
99.3	Nominating Committee Charter (incorporated by reference to the Company’s Form 10-K filed on April 15, 2019)
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

———————

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: March 30, 2020	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: March 30, 2020	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gianni B. Arcaini	Chairman and Chief Executive Officer	March 30, 2020
Gianni B. Arcaini	(Principal Executive Officer)

/s/ Adrian G. Goldfarb	Chief Financial Officer	March 30, 2020
Adrian G. Goldfarb	(Principal Financial Officer) and Director

/s/ Kenneth Ehrman	Director	March 30, 2020
Kenneth Ehrman

/s/ Blair Fonda	Director	March 30, 2020
Blair M. Fonda

/s/ Ned Mavrommatis	Director	March 30, 2020
Ned Mavrommatis

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Duos Technologies Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duos Technologies Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2020

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash	$56,249	$1,209,301
Accounts receivable, net	2,611,608	1,538,793
Contract assets	1,375,920	1,208,604
Prepaid expenses and other current assets	716,598	235,198

Total Current Assets	4,760,375	4,191,896

Property and equipment, net	260,181	204,226
Operating lease right of use asset	430,146	—

OTHER ASSETS:
Software development costs, net	20,000	40,000
Patents and trademarks, net	61,598	53,871
Total Other Assets	81,598	93,871

TOTAL ASSETS	$5,532,300	$4,489,993

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	December 31,
	2019	2018

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,641,437	$1,416,716
Accounts payable - related parties	12,791	13,473
Notes payable - financing agreements	42,299	48,330
Notes payable - related parties, net of discounts	905,373	—
Line of credit	27,615	31,201
Payroll taxes payable	115,111	317,573
Accrued expenses	393,272	222,328
Current portion - financing lease	45,072	—
Current portion-operating lease obligations	239,688	—
Contract liabilities	8,661	2,248,829
Deferred revenue	936,428	362,528

Total Current Liabilities	5,367,747	4,660,978

Finance lease payable, less current portion	89,026	—
Operating lease obligations, less current portion	202,797	—

Total Liabilities	5,659,570	4,660,978

Commitments and Contingencies (Note 11)

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,485,000 shares available to be designated
Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at December 31, 2019 and December 31, 2018, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 1,705 and 2,830 issued and outstanding at December 31, 2019 and December 31, 2018 and convertible into common stock at $7.00 per share	1,705,000	2,830,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 1,982,039 and 1,505,883 shares issued, 1,980,715 and 1,505,426 shares outstanding at December 31, 2019 and December 31, 2018, respectively	1,982	1,505
Additional paid-in capital	31,063,915	27,416,802
Total stock & paid-in-capital	32,770,897	30,248,307
Accumulated deficit	(32,740,715)	(30,269,833)
Sub-total	30,182	(21,526)
Less: Treasury stock (1,324 and 457 shares of common stock at December 31, 2019 and December 31, 2018, respectively)	(157,452)	(149,459)

Total Stockholders' Deficit	(127,270)	(170,985)

Total Liabilities and Stockholders' Deficit	$5,532,300	$4,489,993

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018

REVENUES:
Project	$11,963,438	$10,753,926
Maintenance and technical support	1,377,459	1,170,215
IT asset management services	300,418	124,478

Total Revenues	13,641,315	12,048,619

COST OF REVENUES:
Project	6,510,658	6,373,684
Maintenance and technical support	528,966	409,316
IT asset management services	120,253	61,396

Total Cost of Revenues	7,159,877	6,844,396

GROSS PROFIT	6,481,438	5,204,223

OPERATING EXPENSES:
Selling and marketing expenses	421,535	289,140
Salaries, wages and contract labor	5,570,140	4,299,799
Research and development	431,425	488,694
Professional fees	252,825	245,033
General and administrative expenses	2,212,035	1,451,461

Total Operating Expenses	8,887,960	6,774,127

LOSS FROM OPERATIONS	(2,406,522)	(1,569,904)

OTHER INCOME (EXPENSES):
Interest Expense	(69,322)	(17,180)
Other income, net	4,962	6,197

Total Other Income (Expense)	(64,360)	(10,983)

NET LOSS	(2,470,882)	$(1,580,887)

Basic and Diluted Net Loss Per Share	$(1.39)	$(1.06)

Weighted Average Shares-Basic and Diluted	1,781,704	1,485,438

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2019 and 2018

					Additional
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2017	2,830	$2,830,000	1,475,561	$1,475	$26,628,006	$(28,688,946)	$(148,000)	$622,535
Common stock issued for accrued services	—	—	3,729	4	73,704	—	—	73,708
Stock options granted to employees	—	—	—	—	447,826	—	—	447,826
Common stock issued for warrants exercised	—	—	21,429	21	194,979	—	—	195,000
Common Stock issued for conversion of Salary	—	—	5,164	5	$72,287	—	—	72,292
Stock Repurchase	—	—	—	—	—	—	(1,459)	(1,459)
Net Loss for the year ended December 31,2018	—	—	—	—	—	$(1,580,887)	—	(1,580,887)
Balance December 31, 2018	2,830	2,830,000	1,505,883	1,505	27,416,802	(30,269,833)	(149,459)	(170,985)
Common stock issued for warrants exercised	—	—	301,042	302	2,317,718	—	—	2,318,020
Common stock issued for cashless warrants exercised	—	—	9,878	10	(10)	—	—	—
Stock options granted to employees	—	—	—	—	44,874	—	—	44,874
Stock Repurchase	—	—	—	—	—	—	(7,993)	(7,993)
Stock issuance cost	—	—	—	—	(20,000)	—	—	(20,000)
Series B preferred converted to common stock	(1,125)	(1,125,000)	160,713	161	1,124,839	—	—	—
Common stock issued for accrued services	—	—	4,523	4	32,913	—	—	32,917
Debt discount from warrants issued with notes payable – related parties	—	—	—	—	146,779	—	—	146,779
Net Loss for the year ended December 31, 2019	—	—	—	—	—	(2,470,882)	—	(2,470,882)
Balance December 31, 2019	1,705	$1,705,000	1,982,039	$1,982	$31,063,915	(32,740,715)	$(157,452)	$(127,270)

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018

Cash from operating activities:
Net loss	$(2,470,882)	$(1,580,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	220,405	—
Depreciation and amortization	184,620	98,922
Stock based compensation	44,874	447,826
Interest expense related to debt discounts	64,652	—
Amortization of operating lease right of use asset	214,100	—
Changes in assets and liabilities:
Accounts receivable	(1,293,219)	(1,240,489)
Contract assets	(167,316)	(784,811)
Prepaid expenses and other current assets	(174,202)	97,964
Accounts payable	1,224,720	604,096
Accounts payable-related party	(682)	875
Payroll taxes payable	(202,462)	168,125
Accrued expenses	203,861	(128,948)
Operating lease obligation	(201,761)	—
Contract liabilities	(2,240,168)	2,048,419
Deferred revenue	573,900	(76,379)

Net cash used in operating activities	(4,019,560)	(345,287)

Cash flows from investing activities:
Software development costs	—	(60,000)
Purchase of patents/trademarks	(13,095)	(13,285)
Purchase of fixed assets	(206,480)	(212,393)

Net cash used in investing activities	(219,575)	(285,678)

Cash flows from financing activities:
Repurchase of common stock	(7,993)	(1,459)
Repayments of line of credit	(3,586)	(3,312)
Repayments of notes payable – related parties	(80,000)	(48,215)
Repayments of notes payable	(262,500)	—
Issuance cost	(20,000)	—
Repayments of notes payable – financing agreements	(266,134)	(243,566)
Payment of finance lease	(24,652)	—
Proceeds from equipment financing	102,928	—
Proceeds from notes payable-related parties	1,080,000	—
Proceeds from notes payable	250,000	—
Proceeds from warrants exercised	2,318,020	195,000

Net cash provided by (used in) financing activities	3,086,083	(101,552)

Net decrease in cash	(1,153,052)	(732,517)
Cash, beginning of year	1,209,301	1,941,818
Cash, end of year	$56,249	$1,209,301

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2019	2018

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,320	$7,411
Taxes paid	$—	$—

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$32,917	$73,708
Common stock issued for accrued officer salary	$—	$72,292
Note issued for financing of insurance premiums	$260,103	$242,239
Debt discount on notes payable	$12,500	$—
Note issued for equipment financing lease	$55,822	$—
Right of Use Asset and Liability	$644,245	$—
Relative fair value of warrant recorded as debt discount	$146,779	$—

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc., through its operating subsidiaries, Duos Technologies, Inc. (“duostech”) and TrueVue360, Inc (“TrueVue360”, with duostech, collectively the “Company”) is primarily engaged in the design and deployment of state-of-the-art, artificial intelligence driven intelligent technologies systems. duostech converges traditional security measures with information technologies to create “actionable intelligence.” duostech’s IP is built upon two of its core technology platforms (praesidium® and centraco®), both distributed as licensed software suites, and natively embedded within engineered turnkey systems. praesidium® is a modular suite of analytics applications which process and simultaneously analyze data streams from a virtually unlimited number of conventional sensors and/or data points. Native algorithms compare analyzed data against user-defined criteria and rules in real time and automatically report any exceptions, deviations and/or anomalies. This application suite also includes a broad range of conventional operational system components and sub-systems, including an embedded feature-rich video management engine and a proprietary Alarm Management Service (AMS). This unique service provides continuous monitoring of all connected devices, processes, equipment and sub-systems, and automatically communicates to the front end-user interface, if and when an issue, event or performance anomalies are detected. centraco® is a comprehensive user interface that includes the functionalities of a Physical Security Information Management (PSIM) system as well as those of an Enterprise Information System (EIS). This multi-layered interface can be securely installed as a stand-alone application suite inside a local area network or pushed outside a wide area network using the same browser-based interface. It leverages industry standards for data security, access, and encryption as appropriate. The platform also operates as a cloud-hosted solution.

The Company provides a broad range of sophisticated intelligent technology solutions with an emphasis on security, inspection and operations for critical infrastructure within a variety of industries including transportation, retail, law enforcement, oil, gas and utilities sectors. In January 2019, the Company launched a dedicated Artificial Intelligence software platform, truevue360, through its subsidiary truevue360 with the objective of focusing the Company’s advanced intelligent technologies in the areas of Artificial Intelligent, Deep Machine Learning and Advance Algorithms to further support our business growth.  Consequently, our business operations are now in three business units: intelligent technologies, AI/machine learning platforms and IT asset management.

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

Reverse Stock Split

All share and per share amounts have been presented to give retroactive effect to a 1-for-14 reverse-stock split that occurred in January 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, duostech and TrueVue 360, Inc. All inter-company transactions and balances are eliminated in consolidation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of derivatives, valuation of warrants issued with debt, valuation of beneficial conversion features in convertible debt, estimates of the valuation of right of use assets and corresponding lease liabilities and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Cash and Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be a cash equivalent. There were no cash equivalents at December 31, 2019 or 2018.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. There were no amounts on deposit in excess of federally insured limits at December 31, 2019.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2019, three customers accounted for 48%, 13% and 10% of revenues. For the year ended December 31, 2018, two customers accounted for 50% and 33% of revenues.

At December 31, 2019, two customers accounted for 68% and 10% of accounts receivable. At December 31, 2018, two customers accounted for 58% and 34% of accounts receivable.

Geographic Concentration

Approximately 59% and 53% of revenue in 2019 and 2018, respectively, is generated from customers outside of the United States.

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

DECEMBER 31, 2019 AND 2018

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment (three to five years). When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations. Leasehold improvements are expensed over the shorter of the term of our lease or their useful lives.

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

DECEMBER 31, 2019 AND 2018

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

Product Warranties

The Company has a 90 day warranty period for materials and labor after final acceptance of all projects. If any parts are defective they are replaced under our vendor warranty which is usually 12-36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of December 31, 2019 and 2018, the warranty costs have been de-minimis; therefore no accrual of warranty reserves has been made.

Loan Costs

Loan costs paid to lenders or third parties are recorded as debt discounts to the related loans and amortized to interest expense over the loan term.

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

DECEMBER 31, 2019 AND 2018

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

In addition, the Company has adopted ASC 606-10-55-21 such that if the cost incurred is not proportionate to the progress in satisfying the performance obligation, we adjust the input method to recognize revenue only to the extent of the cost incurred. Therefore, the Company will recognize revenue at an equal amount to the cost of the goods to satisfy the performance obligation. To accurately reflect revenue recognition based on the input method, the Company has adopted the implementation guidance as set out in ASC-606-10-55-187 through 192 (see Note 9)

Maintenance and Technical Support

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Deferred Revenue

Deferred revenues represent billings or cash received in excess of revenue recognizable on service agreements that are not accounted for under the percentage of completion method. At December 31, 2019 and 2018, the balance of deferred revenue was $936,428 and $362,528, respectively. The amounts will be recorded to revenue over the next twelve months.

Disaggregation of Revenue

The Company is following the guidance of ASC 606-10-55-296 and 297 for disaggregation of revenue. Accordingly, revenue has been disaggregated according to the nature, amount, timing and uncertainty of revenue and cash flows. We are providing qualitative and quantitative disclosures.

Qualitative:

1.

We have three distinct revenue sources:

a.

Turnkey, engineered projects;

b.

Associated maintenance and technical support services; and

c.

Professional services related to IT asset management services.

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

5.

Transfer of goods and services are over time.

Quantitative:

For the Year Ended December 31, 2019

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets
North America	$11,201,794	$465,782	$99,841	$201,659	$1,371,821	$300,418	$13,641,315

Major Goods and Service Lines
Turnkey Projects	$10,020,318	$422,230	$70,545	$88,723	$1,361,622	$—	$11,963,438
Maintenance & Support	1,181,476	43,552	29,296	112,936	10,199	—	1,377,459
Data Center Auditing Services	—	—	—	—	—	246,658	246,658
Software License						53,760	53,760
	$11,201,794	$465,782	$99,841	$201,659	$1,371,821	$300,418	$13,641,315

Timing of Revenue Recognition
Goods transferred over time	$10,020,318	$422,230	$70,545	$88,723	$1,361,622	$300,418	$12,263,856
Services transferred over time	1,181,476	43,552	29,296	112,936	10,199	—	1,377,459
	$11,201,794	$465,782	$99,841	$201,659	$1,371,821	$300,418	$13,641,315

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Advertising

The Company expenses the cost of advertising. During the years ended December 31, 2019 and 2018, there were no advertising costs.

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

DECEMBER 31, 2019 AND 2018

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

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2019, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2017, 2018 and 2019 remain open for potential audit.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At December 31, 2019 and 2018, there were an aggregate of 1,521,250 and 1,815,181 outstanding warrants to purchase shares of common stock respectively; 163,010 and 160,152 incentive stock options to purchase shares of common stock at December 31, 2019 and 2018 respectively; and at December 31, 2019 and 2018, 243,571 and 404,286 common shares were issuable upon conversion of Series B convertible preferred stock respectively, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2019.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

NOTE 2 – LIQUIDITY

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,470,882 for the year ended December 31, 2019. During the same period, cash used in operating activities was $4,019,560. The working capital deficit and accumulated deficit as of December 31, 2019 were $607,372 and $32,740,715 respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to a capital raise which was completed in late 2017 (the “2017 Offering”). Prior to this event, the Company was carrying significant debt obligations including a senior secured note with cash interest payments.

Upon completion of the Company’s offering of equity securities in 2017, management eliminated all debt other than for normal course of business financing which reduced monthly obligations for interest payments.  The Company continues to be successful in attracting new business and establishing a backlog of projects. Most importantly, the Company has been successful in increasing its working capital cushion substantially after receiving proceeds of more than $2.3 million in connection with warrant exercises during 2019, obtaining $1,330,000 in short-term loans, net of discounts of which $330,000 has already been repaid, and completing an equity raise in 2020 in connection with an up listing to Nasdaq, of more than $8.2 million after payment of banking fees and expenses.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at December 31, 2019 and  2018:

	2019	2018
Accounts receivable	$2,757,013	$1,538,793
Allowance for doubtful accounts	(145,405)	—
	$2,611,608	$1,538,793

There was bad debt expense related to accounts receivable of $220,405 and $0 in 2019 and 2018, respectively.  The Company wrote-off $75,000 of accounts receivable in 2019 There was bad debt expense related to accounts receivable of $75,000 and $0 in 2019 and 2018. The Company created an allowance for doubtful accounts in 2019 for $145,405.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follow at December 31, 2019 and 2018:

	2019	2018
Furniture, fixtures and equipment	$1,290,183	$1,074,976
Less: Accumulated depreciation	(1,030,002)	(870,750)
	$260,181	$204,226

Total depreciation in 2019 and 2018 was $159,252 and $73,530, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

	2019	2018
Patents and trademarks	$293,585	$280,490
Less: Accumulated amortization	(231,987)	(226,619)
	$61,598	$53,871

Total amortization of patents in 2019 and 2018 was $5,368 and $5,392, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

In 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third-party and had passed the preliminary project stage prior to capitalization.

	2019	2018
Software development costs	$60,000	$60,000
Less: Accumulated amortization	(40,000)	(20,000)
	$20,000	$40,000

Total amortization of patents in 2019 and 2018 was $20,000 and $20,000, respectively.

NOTE 7 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	December 31, 2019		December 31, 2018
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$28,500	7.31%	$25,066	9.29%
Third Party - Insurance Note 2	—	6.36%	8,501	10.25%
Third Party - Insurance Note 3	13,799	—	14,763	10.75%
Total	$42,299		$48,330

The Company entered into an agreement on December 23, 2018 with its insurance provider by issuing a $25,066 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 9.29% payable in monthly installments of principal and interest totaling $2,172 through September 23, 2019.  The policy renewed on December 23, 2019 in the amount of $28,500 with an annual interest rate of 7.31% payable in monthly installments of principal and interest totaling $2,218 through October 23, 2020.  The balance of Insurance Note 1 as of December 31, 2019 and December 31, 2018 was $28,500 and $25,066, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The Company entered into an agreement on April 15, 2018 with its insurance provider by issuing a $49,000 note payable (Insurance Note 2) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 10.25% payable in monthly installments of principal and interest totaling $4,378 through February 15, 2019. The policy renewed on April 15, 2019 in the amount of $51,940 with an annual interest rate of 6.36% payable in monthly installments of principal and interest totaling $5,326. At December 31, 2019 and December 31, 2018, the balance of Insurance Note 2 was zero and $8,501, respectively.

The Company entered into an agreement on September 15, 2018 renewing with its insurance provider by issuing a $15,810 note payable (Insurance Note 3), secured by that policy, with an annual interest rate of 10.75% payable in monthly installments of principal and interest totaling $1,660 through July 15, 2019. The policy renewed on September 15, 2019 in the amount of $13,799 payable in 5 installment payments.  At December 31, 2019 and December 31, 2018, the balance of Insurance Note 3 was $13,799 and $14,763, respectively.

Finance Lease

The Company entered into an agreement on August 26, 2019 with an equipment leasing provider by issuing a $147,810 equipment finance lease payable, secured by that note, with an annual interest rate of 12.72% payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022.  At December 31, 2019 and 2018, the balance of the note was $134,098 and zero, respectively.

At December 31, 2019, future minimum lease payments due under Finance Lease is as follows:

As of December 31,	Amount
2020	$59,558
2021	59,558
2022	39,705
Total minimum financial lease payments	$158,821
Less: interest	(24,723)
Total lease liability at December 31, 2019	$134,098
Less: current portion of Finance Lease	(45,072)
Long Term portion of Finance Lease	$89,026

Notes Payable – Related Parties

	December 31, 2019		December 31, 2018
Payable To	Principal	Interest	Principal	Interest*

Related party	$267,000	3%	$—	—
Related party	733,000	3%	—	—
Total	1,000,000		—
Less unamortized discounts	(94,627)		—
Total, net	$905,373		$—

The Company entered into an agreement with a related party on September 25, 2019 whereby the related party loaned the Company an aggregate principal amount of $267,000, pursuant to a note, repayable on June 25, 2020. The note carries an annual interest rate of 3%. In addition, the Company issued warrants permitting the related party to purchase for cash 11,920 shares of the Company’s common stock at a price of $7.70 per share. The balance of this note as of December 31, 2019 was $267,000.

The Company entered into an agreement with a related party on September 25, 2019 whereby the related party loaned the Company the principal aggregate in the amount of $733,000, pursuant to a note, repayable on June 25, 2020. The note carries an annual interest rate of 3%. In addition, the Company issued warrants permitting the related party to purchase for cash 32,724 shares of the Company’s common stock at a price of $7.70 per share. The balance of this note as of December 31, 2019 was $733,000.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The Company determined the relative fair value between the note and the warrants on the issue date utilizing the Bi-nominal Lattice Pricing Model for the warrants. As a result, the Company allocated $146,779 to the warrants and was recorded as a debt discount with an offset to additional paid in capital in the accompanying consolidated financial statements. The fair value pricing model used the following assumptions; stock price $7.00, warrant exercise price $7.70, expected term of 5 years, expected volatility of 86% and discount rate of 1.609%.

For the year ended December 31, 2019, the Company recorded $52,152 for amortization of the debt discount discussed above to interest expense in the accompanying consolidated financial statements.

The Company entered into an agreement with a related party on August 29, 2019 whereby the related party loaned the Company an aggregate principal amount of $80,000. The note carries an annual percentage rate of 8% which was repaid on September 25, 2019 in addition to $456 in accrued interest.

Notes Payable

The Company entered into an agreement on August 12, 2019 with a shareholder by executing a short-term $262,500 note repayable on November 11, 2019. The note was issued with a 5% original issue discount and the Company received a net amount of $250,000. No other consideration was given.  On November 12, 2019, the Company repaid the short-term note in the amount of $262,500.  The original issue discount of $12,500 was fully amortized in 2019.

NOTE 8 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed to future borrowing. The balance as of December 31, 2019 and 2018, was $27,615 and $31,201, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is the Prime Rate plus 8% (11.25% at December 31, 2019). The former CEO of ISA is the personal guarantor.

NOTE 9 – CONTRACT ACCOUNTING

Contract Assets

Contract assets on uncompleted contracts represents costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2019 and 2018, contract assets on uncompleted contracts consisted of the following:

	2019	2018
Costs and estimated earnings recognized	$3,700,124	$4,273,057
Less: Billings or cash received	(2,324,204)	(3,064,453)
Contract Assets	$1,375,920	$1,208,604

Contract Liabilities

Contract liabilities on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

At December 31, 2019 and 2018, contract liabilities on uncompleted contracts consisted of the following:

	2019	2018
Billings and/or cash receipts on uncompleted contracts	$35,665	$8,563,241
Less: Costs and estimated earnings recognized	(27,004)	(6,314,412)
Contract Liabilities	$8,661	$2,248,829

NOTE 10 – DEFERRED COMPENSATION

As of December 31, 2019, and 2018, the Company has accrued $277,850 and $169,136, respectively, of deferred compensation relating to the individual agreements, which are included in the accompanying consolidated balance sheet in accrued expenses.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

As of the date hereof, the Company has paid its payroll taxes in full. However, the Company had previously appealed to the IRS for a reduction of penalty payments assessed for the late payment of payroll taxes. The IRS has since responded, and the Company will be required to repay the penalties in connection with the delinquent payroll taxes. Beginning in July 2018, the Company has made monthly payments in the amount of $15,000 in order to pay down the accrued late fees. At December 31, 2019, the payroll taxes payable balance of $115,111 includes accrued late fees in the amount of $37,210.  The Company paid the final balance due on January 22, 2020.  (see Note 16)

Licensing Agreement

In 2018, the Company had entered into a software license and configuration services agreement with a third-party vendor. The support and maintenance fees of approximately $300,000 included support and updates to the vendor’s Gateway software and customer access to their services (including web application, mobile application, and associated APIs) for gateway configuration, gateway monitoring and management, application configuration, application management, and automatic model updates.

Simultaneously, the Company had also entered into a SaaS agreement with the same vendor that was an Amazon AWS-hosted software service enabling the automation of visual observation tasks using deep convolutional neural networks and other computer vision techniques. It consisted of a public API, web application, iPhone application, and associated back-end services. The system supported the labeling of example image data, the automatic building of classification, detection, localization, measuring and counting applications based on the labeled example data, and the run-time deployment of the trained application models.

Consistent with the provisions of the agreements, the Company sent formal notice of termination and non-renewal of both agreements to the vendor.  The vendor confirmed the end-of-service date effective December 31, 2019 (the “Termination Date”).  No further obligations from either party are in effect beyond the Termination Date.

Effective December 1, 2019, all image configurations, and functionalities as well as the automation of visual observation tasks using deep convolutional neural networks and related back-end services, including cloud services have been seamlessly transitioned to the Company’s truevue360 subsidiary platform.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Operating Lease Obligations

The Company has an operating lease agreement for office space of approximately 8,308 square feet that was amended on May 1, 2016 and again on April 1, 2019, increasing the office space to approximately 10,203 square feet, with the lease ending on October 31, 2021. The rent is subject to an annual escalation of 3%, beginning May 1, 2017.

The Company entered a new lease agreement of office and warehouse combination space of approximately 4,400 square feet on June 1, 2018 and ending May 31, 2021.  This additional space allows for resource growth and engineering efforts for operations before deploying to the field.  The rent is subject to an annual escalation of 3%.

The Company now has a total of office and warehouse space of approximately 14,603 square feet.

At December 31, 2019, future minimum lease payments due under Operating Leases are as follows:

As of December 31,	Amount
2020	$279,997
2021	213,568
Total minimum financial lease payments	$493,565
Less: interest	(51,080)
Total lease liability at December 31, 2019	$442,485
Less: current portion of Operating lease obligations	(239,688)
Long Term portion of Operating lease obligations	$202,797

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. We adopted ASU 2016-02 effective January 1, 2019, on a modified retrospective basis, without adjusting comparative periods presented. Effective January 1, 2019, the Company established a right-of-use model (ROU) asset and operating lease obligation in the amount of $644,245. The right of use asset balance at December 31, 2019 was $430,146, the operating lease obligation – current portion was $239,688 and the operating lease obligation – long term portion was $202,797. These are the Company’s only operating leases whose term is greater than 12 months. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and to recognize all lease payments for leases with a term greater than 12 months on a straight-line basis over the lease term in our consolidated statements of operations.

The current monthly lease payment is $22,859.  Rental expense for the office lease during 2019 and 2018 was $262,710 and $209,389, respectively.

Operating Leases

The Company has several non-cancelable operating leases, primarily for equipment, that expire over the next year. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense for operating leases during 2019 and 2018 was $12,104 and $9,485, respectively.

	Year Ended December 31,
	2019	2018
Purchase Power/FP Mailing	$372	$195
Coffee Perks/A. Antique Coffee Services	235	310
New Lane	500	—
Canon	10,997	8,980
Total Operating Leases rent expense	$12,104	$9,485

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 12 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2019 and 2018 consist of net operating loss carryforwards and differences in the book basis and tax basis of intangible assets.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Income tax benefit at U.S. statutory rate of 21%	$(518,885)	$(331,986)
State income taxes	(88,952)	(56,912)
Non-deductible expenses	26,943	110,165
Change in valuation allowance	580,894	278,733
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Deferred Tax Assets:
Net operating loss carryforward	$5,224,941	$4,653,240
Intangible assets	53,995	80,472
Allowance for bad debt	35,670	-
	5,314,606	4,733,712
Valuation allowance	(5,314,606)	(4,733,712)
Net deferred tax assets	$—	$—

The gross operating loss carryforward was approximately $21,239,598 and $18,915,611 at December 31, 2019 and 2018, respectively. The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2019 and 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $580,894 in 2019.

The potential tax benefit arising from the net operating loss carryforward of $4,357,876 from the period prior to January 1, 2018 will expire in 2037. The potential tax benefit arising from the net operating loss carryforward of $867,065 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership or business changes that may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carryforwards. If necessary, the deferred tax assets will be reduced by any carryforward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2019, 2018 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 13 – SERIES A REDEEMABLE CONVERTIBLE CUMLATIVE PREFERRED STOCK

Our board of directors has designated 500,000 of the 10,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock.

Rank. The Series A Convertible Preferred Stock will rank senior to our common stock to the extent of its liquidation preference of $10 per share (the “Stated Value”).

Conversion. Each share of the Series A Preferred is convertible into shares of our common stock at any time at the option of the holder, into that number of shares of common stock determined by dividing the sum of (i) the Stated Value of such shares of Series A Preferred and (ii) the accrued and unpaid dividends per share by the conversion price of $88.20 (the “Conversion Price”). In the event the Company undertakes a registered offering; the holder may elect to convert at the terms of that offering for a period of 30 days after the offering is closed after which only the conversion terms described above will be available. In all cases, any conversion rights will always be tied to the price of the Company’s stock. (see “Certain Adjustments” below).

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

DECEMBER 31, 2019 AND 2018

Redemption. The holder has the right to request redemption of the Series A Preferred Stock after a period of three years in an amount equal to the Stated Value plus accrued and unpaid dividends.

There was no Series A Preferred stock outstanding as of December 31, 2019 and 2018.

NOTE 14 – STOCKHOLDERS’ DEFICIT

2016 Equity Plan

On March 11, 2016, the Board adopted the plan and the shareholders approved the plan during the annual shareholders meeting on April 21, 2016. On May 27, 2016, the Company filed a registration statement for the securities planned to be issued under the plan which became effective at that date.

The 2016 Equity Incentive Plan (the “2016 Plan”) provides for the issuance of up to 16,327 shares of our common stock. The purpose of the Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders. In March 2018, the Board of Directors approved an increase in the total amount of shares or share equivalents that could be issued under the plan to 178,572. On July 31, 2019, the shareholders approved an increase in the total maximum amount issuable under the plan to 321,429.

On April 23, 2018, the Company issued a total of 160,152 incentive stock options to certain employees and directors under the plan. In 2019, the Company issued an additional 17,144 options for two directors who joined the board and a former Officer forfeited 14,286 options.  The total options issued are 163,010 at the end of 2019.

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

Grant of Awards; Shares Available for Awards

The 2016 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. We have reserved a total of 321,429 shares of common stock for issuance as or under awards to be made under the 2016 Plan. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2016 Plan.

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

DECEMBER 31, 2019 AND 2018

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

DECEMBER 31, 2019 AND 2018

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

Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise.  Effective November 24, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) which included the issuance of 2,830 shares of Series B Convertible Preferred Stock worth $2,830,000 (including the conversion of liabilities at a price of $1,000 per Class B Unit. As of the date hereof, there are 1,705 shares of Series B Convertible Preferred Stock issued and outstanding (see below for 2019 conversions to common stock).

Common stock issued for warrants

The Company issued 21,429 shares of common stock on September 30, 2018 for the exercise of 21,429 warrants by a shareholder at $9.10 per share or $195,000.

During the first quarter of 2019, the Company entered into an agreement with two shareholders who were also holders of warrants to purchase shares of common stock in the aggregate amount of 214,286 shares, to reduce the exercise price of these warrants to $7.70 from the original exercise price of $9.10 based on immediate exercise. Both shareholders exercised these warrants in March 2019 for proceeds to the Company of $1,650,000.

The Company also accepted warrant exercises in the second quarter of 2019 from three additional shareholders who were also holders of warrants to purchase shares of common stock in the aggregate amount of 66,756 shares. The exercise price of these warrants was also lowered to $7.70 from the original exercise price of $9.10 based on immediate exercise for further proceeds to the Company of $514,020. Further, during the second quarter of 2019, the Company issued 9,878 shares of common stock upon the cashless exercise of 46,571 common stock warrants.

Additionally, the Company also accepted warrant exercises in the third quarter of 2019 from two additional shareholders who were also holders of warrants to purchase shares of common stock in the aggregate amount of 19,643 shares of common stock for proceeds to the Company in the amount of $151,250.

The Company also accepted a warrant exercise in the fourth quarter of 2019 from one shareholder who was also a holder of warrants to purchase shares of common stock in the aggregate amount of 357 shares of common stock for proceeds to the Company in the amount of $2,750.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Common stock issued for services and settlements

The Company issued 3,729 shares of common stock on January 31, 2018 for payment of accrued board fees to three directors in the amount of $73,708 for services to the Board.

The Company issued 5,164 shares of common stock on December 31, 2018 to an employee in exchange for deferred salary at $14.00 per share or $72,292.

The Company issued 2,484 shares of common stock on August 28, 2019 for payment of accrued board fees to two directors in the amount of $19,167 for services to the Board.

The Company issued 2,039 shares of common stock on December 31, 2019 for payment of accrued board fees to three directors in the amount of $13,750 for services to the Board.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 as of December 31, 2019, was $44,874 for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2019 and 2018, the total compensation cost for stock options not yet recognized was $29,298 and $22,200, respectively. This cost will be recognized over the remaining vesting term of the options of approximately one year.

Series B Preferred Stock

A shareholder of Series B preferred stock converted 750 shares into 107,142 shares of common stock, valued at $750,000 during the third quarter of 2019.

A shareholder of Series B preferred stock converted 375 shares into 53,571 shares of common stock, valued at $375,000 during the fourth quarter of 2019.

Treasury Stock

In August 2016, the Company’s Board of Directors approved a new class of Preferred Stock, “Series A”. For shareholders who invested in previous private placements, the Company was offering on a case by case basis, the ability to convert the existing amount invested into an equivalent amount in the Series A on the condition that they invest an equivalent additional amount in the Series A. In December of 2017, the Company redeemed all of the Series A and continues to hold 235 shares purchased for $148,000 as a part of the original transaction.  In December 2018, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value.  The Company purchased 84 shares at $7.00 per shares and 140 shares at $6.30 per share.  In 2019, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value.  The Company purchased 115 shares at $10.08 per shares and 753 shares at $9.09 per share.  Accordingly, as of December 31, 2019, and 2018, the Company held 1,324 and 457 shares of Company stock at an aggregate value of $157,452, and $149,459 respectively.

NOTE 15 – COMMON STOCK OPTIONS AND WARRANTS

Options

2019

During the first quarter of 2019, 8,572 options were granted to a new Board Member.  Of those options granted, 50% vested immediately and 50% will be vested after 12 months of service to the Board. Value of the options granted was $20,070.

During the second quarter of 2019, 14,286 options were forfeited by a member of the senior management team who resigned and agreed to forfeit 100% of those options even though 50% had already vested.  The options were originally valued at $43,864, all of which was expensed prior to the forfeiture.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

During the third quarter of 2019, 8,572 options were granted to a new Board Member.  Of those options granted, 50% vested immediately and 50% will be vested after 12 months of service to the Board.  Value of the options granted was $32,092.

2018

During the second quarter of 2018, 160,152 incentive stock options were issued to staff and Directors under the 2016 Equity Compensation plan. Of those options, 131,143 vested immediately, and 29,009 had a 1-year vesting.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2017	—	$—	—	—
Granted	160,152	$14.00	5.0	—
Outstanding at December 31, 2018	160,152	$14.00	4.3	—
Exercisable at December 31, 2018	145,858	$14.00	4.3	—

Outstanding at December 31, 2018	160,152	$14.00	4.3	—
Granted	17,144	$14.00	5.0	—
Forfeited	(14,286)	$14.00	—	—
Outstanding at December 31, 2019	163,010	$14.00	3.4	—
Exercisable at December 31, 2019	154,438	$14.00	3.4	—

The fair value of the incentive stock option grants for the year ended December 31, 2019 were estimated using the following weighted- average assumptions:

	For the Years Ended December 31,
	2019	2018
Risk free interest rate	1.40% - 2.44%	2.59%
Expected term in years	2.76 – 3.25	2.5 – 2.76
Dividend yield	—	—
Volatility of common stock	117.18% - 151.43%	197.13% - 207.27%
Estimated annual forfeitures	—	—

Warrants

2019

During the first quarter of 2019, 214,286 warrants were exercised for cash in the amount of $1,650,000 and 38 warrants expired.

During the second quarter of 2019, a total of 113,328 warrants were exercised of which 66,756 were for cash in the amount of $137,500 and 46,572 were cashless in exchange for 9,878 shares of common stock. Total common stock issued was 76,634 shares.

During the third quarter of 2019, 44,644 warrants were issued in connection with a $1,000,000 working capital loan (see Note 7).  Additionally, 19,643 warrants were exercised for cash in the amount of $151,250.

During the fourth quarter of 2019, 357 warrants were exercised for cash in the amount of $2,750.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

2018

During the third quarter of 2018, a shareholder exercised 21,429 warrants in the amount of $195,000.

During the fourth quarter of 2018, the Board approved the issuance of warrants to purchase 35,444 shares of the Company’s Common Stock to six shareholders.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2017	1,801,166	$9.10	4.9	—
Warrants expired, forfeited, cancelled or exercised	(21,429)
Warrants issued	35,444	$9.10	4.9	—
Outstanding at December 31, 2018	1,815,181	$9.52	3.9	—

Outstanding at December 31, 2018	1,815,181	$9.52	3.9	—
Warrants expired, forfeited, cancelled or exercised	(338,575)
Warrants issued	44,644	$7.70	4.9	—
Outstanding at December 31, 2019	1,521,250	$8.78	3.9	—
Exercisable at December 31, 2019	1,521,250	$8.78	2.8	—

NOTE 16 – SUBSEQUENT EVENTS

On January 9, 2020, Duos Technologies Group, Inc., a Florida corporation (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation (the “Charter Amendment”) for a 1-for-14 reverse stock split of the Company’s common stock (the “Reverse Split”). The Reverse Split became effective in the marketplace on January 16, 2020 upon approval from the Financial Industry Regulatory Authority (FINRA).

On January 10, 2020 and January 22, 2020, an aggregate of $37,210 in payments were made to the IRS to satisfy all past late fees.

On February 13, 2020, the Company stock began trading on the Nasdaq Capital Market under the symbol DUOT.

On February 18, 2020, the Company closed an offering of 1,350,000 shares of common stock in the amount of $8,000,000 before certain underwriting fees and offering expenses with net proceeds of $7,492,500.

On February 21, 2020, the Company closed a “over-allotment” offering of 192,188 shares of common stock in the amount of $1,100,000 before certain underwriting fees and offering expenses with net proceeds of $1,066,643.On March 16, 2020, the Company filed an S3 “shelf” registration statement for the offer of up to $50,000,000 in the aggregate of Common Stock, Preferred Stock, Debt Securities, Warrants, Rights or Units from time to time in one or more offerings.