Form 10-K/A
period 2019-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2020-03-31
CIK 1396536

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Filing”), filed with the United States Securities and Exchange Commission on March 30, 2020 (the “Original Filing Date”), for the sole purpose of correcting a technical error in which Exhibit 101 containing the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes was inadvertently omitted from the EDGAR filing of the 2019 Annual Report. This Amendment No. 1 contains currently dated Section 302 and Section 906 certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

No other changes were made to the Original Filing. This Form 10-K/A speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date and, except as described above, does not modify or update in any way disclosures made in the Original Filing.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Exhibit Description
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

———————

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: March 31, 2020	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: March 31, 2020	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gianni B. Arcaini	Chairman and Chief Executive Officer	March 31, 2020
Gianni B. Arcaini	(Principal Executive Officer)

/s/ Adrian G. Goldfarb	Chief Financial Officer	March 31, 2020
Adrian G. Goldfarb	(Principal Financial Officer) and Director

/s/ Kenneth Ehrman	Director	March 31, 2020
Kenneth Ehrman

/s/ Blair Fonda	Director	March 31, 2020
Blair M. Fonda

/s/ Ned Mavrommatis	Director	March 31, 2020
Ned Mavrommatis