Form 10-Q
period 2020-03-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2020-05-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

6622 Southpoint Drive South, Suite 310, Jacksonville, Florida, 32216
(Address of principal executive offices)

(904) 652-1616

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	DUOT	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 11, 2020, Duos Technologies Group, Inc. had outstanding 3,524,514 shares of common stock, par value $0.001 per share.

SIGNATURES	31

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,552,888	$56,249
Accounts receivable, net	645,536	2,611,608
Contract assets	383,700	1,375,920
Prepaid expenses and other current assets	887,035	716,598

Total Current Assets	8,469,159	4,760,375

Property and equipment, net	246,811	260,181
Operating lease right of use asset	374,287	430,146

OTHER ASSETS:
Software Development Costs, net	15,000	20,000
Patents and trademarks, net	67,566	61,598
Total Other Assets	82,566	81,598

TOTAL ASSETS	$9,172,823	$5,532,300

 (Continued)

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2020	2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$663,746	$2,641,437
Accounts payable - related parties	12,491	12,791
Notes payable - financing agreements	184,580	42,299
Notes payable - related parties, net of discounts	954,299	905,373
Line of credit	65	27,615
Payroll taxes payable	12,390	115,111
Accrued expenses	150,969	393,272
Current portion - financing lease agreements	46,520	45,072
Current portion-operating lease obligations	248,985	239,688
Contract liabilities	10,170	8,661
Deferred revenue	681,673	936,428

Total Current Liabilities	2,965,888	5,367,747

Finance lease payable	76,876	89,026
Operating lease obligations	137,535	202,797

Total Liabilities	3,180,299	5,659,570

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,485,000 shares available to be designated
Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at March 31, 2020 and December 31, 2019, convertible into common stock at $6.30 per share	—	—
Series B convertible cumulative preferred stock, $1,000 stated value per share, 15,000 shares designated; 1,705 and 1,705 issued and outstanding at March 31, 2020 and December 31, 2019, convertible into common stock at $7 per share	1,705,000	1,705,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 3,525,838 and 1,982,039 shares issued, 3,524,514 and 1,980,715 shares outstanding at March 31, 2020 and December 31, 2019, respectively	3,526	1,982
Additional paid-in capital	39,329,214	31,063,915
Total stock & paid-in-capital	41,037,740	32,770,897
Accumulated deficit	(34,887,764)	(32,740,715)
Sub-total	6,149,976	30,182
Less: Treasury stock (1,324 shares of common stock at March 31, 2020 and December 31, 2019)	(157,452)	(157,452)

Total Stockholders' Equity (Deficit)	5,992,524	(127,270)

Total Liabilities and Stockholders' Equity (Deficit)	$9,172,823	$5,532,300

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Months Ended March 31,
	2020	2019

REVENUES:
Technology systems	$513,674	$3,918,438
Technical support	345,187	321,474
Consulting services	132,084	112,169

Total Revenues	990,945	4,352,081

COST OF REVENUES:
Technology systems	581,544	2,092,994
Technical support	234,276	105,324
Consulting services	72,260	22,919

Total Cost of Revenues	888,080	2,221,237

GROSS PROFIT	102,865	2,130,844

OPERATING EXPENSES:
Sales and marketing	139,852	250,425
Engineering	312,428	465,907
Research and development	406,392	383,421
Administration	1,015,559	803,327
AI technologies	316,549	181,314

Total Operating Expenses	2,190,780	2,084,394

PROFIT (LOSS) FROM OPERATIONS	(2,087,915)	46,450

OTHER INCOME (EXPENSES):
Interest Expense	(68,932)	(2,621)
Other income, net	9,798	340

Total Other Income (Expense)	(59,134)	(2,281)

NET PROFIT (LOSS)	$(2,147,049)	$44,169

Basic Net Profit (Loss) Per Share	$(0.80)	$0.03
Diluted Net Profit (Loss) Per Share	$(0.80)	$0.01

Weighted Average Shares-Basic	2,687,482	1,547,946
Weighted Average Shares-Diluted	2,687,482	3,485,891

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three Months ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2018	2,830	$2,830,000	1,505,883	$1,505	$27,416,802	$(30,269,833)	$(149,459)	(170,985)

Commons stock issued for warrants exercised	—	—	214,286	214	1,649,786	—	—	1,650,000

Stock options granted to employees	—	—	—	—	21,892	—	—	21,892

Net Income for the three months ended March 31, 2019	—	—	—	—	—	44,169	—	44,169

Balance March 31, 2019	2,830	$2,830,000	1,720,169	$1,719	$29,088,480	$(30,225,664)	$(149,459)	1,545,076

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three Months ended March 31, 2020

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2019	1,705	$1,705,000	1,982,039	$1,982	$31,063,915	$(32,740,715)	$(157,452)	$(127,270)

Common stock issued	—	—	1,542,188	1,542	9,251,586	—	—	9,253,128

Stock options granted to employees	—	—	—	—	8,100	—	—	8,100

Stock issuance cost	—	—	—	—	(1,001,885)	—	—	(1,001,885)

Common stock issued for services	—	—	1,611	2	7,498	—	—	7,500

Net Loss for the three months ended March 31, 2020	—	—	—	—	—	(2,147,049)	—	(2,147,049)

Balance March 31, 2020	1,705	$1,705,000	3,525,838	$3,526	$39,329,214	$(34,887,764)	$(157,452)	$5,992,524

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Cash from operating activities:
Net profit (loss)	$(2,147,049)	$44,169
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	48,647	41,132
Stock based compensation	8,100	21,892
Interest expense related to debt discounts	48,926	—
Changes in assets and liabilities:
Accounts receivable	1,966,072	(2,084,943)
Contract assets	992,220	921,608
Prepaid expenses and other current assets	(5,062)	91,898
Operating lease right of use asset	55,858	(557,485)
Accounts payable	(1,970,190)	643,916
Related payable-related party	(300)	—
Payroll taxes payable	(102,721)	(156,843)
Accrued expenses	(242,303)	26,265
Operating lease obligation	(55,965)	571,245
Contract liabilities	1,509	(999,048)
Deferred revenue	(254,755)	(63,965)

Net cash used in operating activities	(1,657,013)	(1,500,159)

Cash flows from investing activities:
Purchase of patents/trademarks	(7,310)	(3,000)
Purchase of fixed assets	(28,935)	(88,511)

Net cash used in investing activities	(36,245)	(91,511)

Cash flows from financing activities:
Repayments of line of credit	(27,550)	(921)
Repayments of insurance and equipment financing	(23,094)	(64,295)
Payment of finance lease	(10,702)	—
Proceeds from common stock issued	9,253,128	—
Issuance cost	(1,001,885)	—
Proceeds from warrants exercised	—	1,650,000

Net cash provided by financing activities	8,189,897	1,584,784

Net increase (decrease) in cash	6,496,639	(6,886)
Cash, beginning of period	56,249	1,209,301
Cash, end of period	6,552,888	1,202,415

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,643	$1,536

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$7,500	$—
Note issued for financing of insurance premiums	$165,375	$165,864

See accompanying notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Basis of Presentation

The accompanying unaudited condensed unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not indicative of the results that may be expected for the year ending December 31, 2020 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020.

Reverse Stock-Split

All share and per share amounts have been presented to give retroactive effect to a 1 for 14 reverse stock-split that occurred in January 2020.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Reclassifications

The Company reclassified certain operating expenses for the three months ended March 31, 2019 to conform to 2020 classification.  There was no net effect on the total operating expenses of such reclassification.

The following table reflects the reclassification adjustment effect in the three months ended March 31, 2019:

	Before Reclassification		After Reclassification
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2019		2019
OPERATING EXPENSES:
Selling and marketing expenses	$109,616	Sales and marketing	$250,425
Salaries, wages and contract labor	1,268,779	Engineering	465,907
Research and development	112,694	Research and development	383,421
Professional fees	127,919	AI technologies	181,314
General and administrative expenses	465,386	Administration	803,327

Total Operating Expenses	$2,084,394		$2,084,394

Principles of Consolidation

The unaudited consolidated financial statements include duostech Group and its wholly owned subsidiaries, Duos Technologies, Inc. and TrueVue360, Inc. All inter-company transactions and balances are eliminated in consolidation.

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2020, balance in one financial institution exceeded federally insured limits by approximately $6,361,792.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2020, three customers accounted for 44%, 13% and 13% of revenues, respectively. For the three months ended March 31, 2019, two customers accounted for 78%and 11% of revenues, respectively.

At March 31, 2020, three customers accounted for 28%, 21% and 18% of accounts receivable, respectively. At December 31, 2019, two customers accounted for 68% and 10% of accounts receivable, respectively.

Geographic Concentration

Approximately 54% of revenue is generated from two customers outside of the United States.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At March 31, 2020, there was an aggregate of 1,588,750 outstanding warrants to purchase shares of common stock. At March 31, 2020, there was an aggregate of 163,010 shares of employee stock options to purchase shares of common stock. Also, at March 31, 2020, 243,571 common shares were issuable upon conversion of Series B convertible preferred stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

In addition, the Company has adopted ASC 606-10-55-21 such that if the cost incurred is not proportionate to the progress in satisfying the performance obligation, we adjust the input method to recognize revenue only to the extent of the cost incurred. Therefore, the Company will recognize revenue at an equal amount to the cost of the goods to satisfy the performance obligation. To accurately reflect revenue recognition based on the input method, the Company has adopted the implementation guidance as set out in ASC-606-10-55-187 through 192. (see Note 9)

Segment Information

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

March 31, 2020

(Unaudited)

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

NOTE 2 – LIQUIDITY

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $2,147,049 for the three months ended March 31, 2020. During the same period, net cash used in operating activities was $1,657,013. The working capital surplus and accumulated deficit as of March 31, 2020 were $5,503,723 and $34,887,764 respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the quarter (the “2020 Offering”).

Upon completion of the 2020 Offering during this quarter, management raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. The Company continues to be successful in attracting new business and establishing a backlog of projects. Most importantly, the Company’s success in increasing its working capital surplus after receiving proceeds from the 2020 Offering of more than $8.1 million after payment of banking fees and expenses in connection with an up listing to Nasdaq.

Management believes that we have eliminated the substantial doubt for the Company to continue as a going concern. We are executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate sufficient revenue and to attain consistently profitable operations. Although the current Novel Coronavirus (Covid-19) issue has affected our operations, and this is not expected to be a long-term issue, the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on the business in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least 12 months from the date of this report.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 3 – SOFTWARE DEVELOPMENT COSTS

In 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third-party and had passed the preliminary project stage prior to capitalization.  At March 31, 2020 and December 31, 2019, software development costs consisted of the following:

Software development costs consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Software Development Costs	$60,000	$60,000
Less: Accumulated amortization	(45,000)	(40,000)
Total	$15,000	$20,000

Amortization expense of software development costs for the three months ended March 31, 2020 and 2019, was $5,000 and $5,000, respectively.

NOTE 4 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	March 31, 2020		December 31, 2019
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$15,076	7.31%	$28,500	7.31%
Third Party - Insurance Note 2	—	6.36%	—	6.36%
Third Party - Insurance Note 3	4,129	10.75%	13,799	—
Third Party - Insurance Note 4	165,375	—	—	6.36%
Total	$184,580		$42,299

The Company entered into an agreement on December 23, 2019 with its insurance provider by issuing a $28,500 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 7.31% payable in monthly installments of principal and interest totaling $2,218 through October 23, 2020. The balance of Insurance Note 1 as of March 31, 2020 and December 31, 2019 was $15,076 and $28,500, respectively.

The Company entered into an agreement on April 15, 2019 in the amount of $51,940 with an annual interest rate of 6.36% payable (Insurance Note 2) with monthly installments of principal and interest totaling $5,326 through December 15, 2019. At March 31, 2020 and December 31, 2019, the balance of Insurance Note 2 was zero.

The Company entered into an agreement on September 15, 2019 in the amount of $13,799 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy, secured by 5 installment payments.  At March 31, 2020 and December 31, 2019, the balance of Insurance Note 3 was $4,129 and $13,799, respectively.

The Company entered into an agreement on February 3, 2019 in the amount of $141,058 with an annual interest rate of 6.36% payable in monthly installments of principal and interest totaling $14,520 (Insurance Note 4) through December 3, 2019. The policy renewed on February 3, 2020 in the amount of $165,375 with seven monthly installments of $13,726. At March 31, 2020 and December 31, 2019, the balance of Insurance Note 4 was $165,375 and zero, respectively.

Finance Lease

The Company entered into an agreement on August 26, 2019 with an equipment leasing provider by issuing a $147,810 equipment finance lease payable, secured by a note, with an annual interest rate of 12.72% payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022.  At March 31, 2020 and December 31, 2019, the balance of the note was $123,396 and $134,098 and zero, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

At March 31, 2020, future minimum lease payments due under Finance Lease is as follows:

As of March 31,	Amount
2020	$44,668
2021	59,558
2022	39,705
Total minimum financial lease payments	$143,931
Less: interest	(20,535)
Total lease liability at March 31, 2020	$123,396
Less: current portion of Finance Lease	(46,520)
Long Term portion of Finance Lease	$76,876

Notes Payable – Related Parties

	March 31, 2020		December 31, 2019
Payable To	Principal	Interest	Principal	Interest*

Related party	$267,000	3%	$267,000	3%
Related party	733,000	3%	733,000	3%
Total	1,000,000		1,000,000
Less unamortized discounts	(45,701)		(94,627)
Total, net	$954,299		$905,373

The Company entered into an agreement with a related party on September 25, 2019 whereby the related party loaned the Company the aggregate principal amount of $267,000, pursuant to a note, repayable on June 25, 2020.  The note carries an annual interest rate of 3%.  In addition, the Company issued warrants permitting the related party to purchase for cash 11,920 shares of the Company’s common stock at a price of $7.70 per share.  The balance of this note as of March 31, 2020 was $267,000.

The Company entered into an agreement with a related party on September 25, 2019 whereby the related party loaned the Company the principal aggregate in the amount of $733,000, pursuant to a note, repayable on June 25, 2020.  The note carries an annual interest rate of 3%.  In addition, the Company issued warrants permitting the related party to purchase for cash 32,724 shares of the Company’s common stock at a price of $7.70 per share.  The balance of this note as of March 31, 2020 was $733,000.

The Company determined the relative fair value between the notes and the warrants on the issue date utilizing the Bi-nominal Lattice Pricing Model for the warrants.  As a result, the Company allocated $146,779 to the warrants and was recorded as a debt discount with an offset to additional paid in capital in the accompanying unaudited consolidated financial statements.  The fair value pricing model used the following assumptions; stock price $7.00, warrant exercise price $7.70, expected term of 5 years, expected volatility of 86% and discount rate of 1.609%.

For the three months ended March 31, 2020, the Company recorded $48,926 for amortization of the debt discount discussed above to interest expense in the accompanying unaudited consolidated financial statements.

Notes Payable

The Company entered into an agreement on August 12, 2019 with a shareholder by executing a short-term $262,500 note repayable on November 11, 2019. This note was issued with a 5% original issue discount and the Company received a net amount of $250,000. No other consideration was given.  On November 12, 2019, the Company repaid this short-term note in the amount of $262,500.  The original issue discount of $12,500 was fully amortized in 2019.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 5 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed to future borrowing. The balance as of March 31, 2020 and December 31, 2019, was $65 and $27,615, respectively, including accrued interest. This line of credit has no maturity date. The annual interest rate is 9.75% at March 31, 2020. The former CEO of ISA is the personal guarantor.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

As of the date hereof, the Company has paid its delinquent payroll taxes and late fees in full. At March 31, 2020 and December 31, 2019, the payroll taxes payable balance of $12,390 and $115,111 includes accrued late fees in the amount of zero and $37,210, respectively.

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

The Company now has a total of office and warehouse space of approximately 14,603 square feet.

At March 31, 2020, future minimum lease payments due under Operating Leases are as follows:

As of March 31,	Amount
2020	$211,312
2021	213,568
Total minimum financial lease payments	$424,880
Less: interest	(38,360)
Total lease liability at March 31, 2020	$386,520
Less: current portion of Operating lease obligations	(248,985)
Long Term portion of Operating lease obligations	$137,535

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. We adopted ASU 2016-02 effective January 1, 2019, on a modified retrospective basis, without adjusting comparative periods presented. Effective January 1, 2019, the Company established a right-of-use model (ROU) asset and operating lease liability in the amount of $644,245. The right of use asset balance at March 31, 2020 was $374,287, the operating lease liability – current portion was $248,985 and the operating lease liability – long term portion was $137,535. This is the Company’s only lease whose term is greater than 12 months. The adoption of ASU 2016-02 did not materially affect our unaudited consolidated statement of operations or our unaudited consolidated statements of cash flows. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and to recognize all lease payments for leases with a term greater than 12 months on a straight-line basis over the lease term in our unaudited consolidated statements of operations.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY

Common stock issued

On February 12, 2020, Duos Technologies Group, Inc., a Florida corporation (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”), as representative of the underwriters listed therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 1,350,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $6.00 per share. In addition, the Underwriters were granted an over-allotment option (the “Over-allotment Option”) for a period of 45 days to purchase up to an additional 202,500 shares of Common Stock. The Offering closed on February 18, 2020. The Common Stock began trading on the Nasdaq Capital Market under the symbol DUOT on February 13, 2020.

On February 20, 2020, pursuant to and in compliance with the terms and conditions of the aforementioned Underwriting Agreement and the Offering, the Underwriters provided notice that they would partially exercise the Over-allotment Option to purchase 192,188 shares of Common Stock at $6.00 per share (the “Over-Allotment Exercise”). The sale of the Over-Allotment Exercise to purchase 192,188 shares of Common Stock closed on February 21, 2020.

In total, the Company issued 1,542,188 shares of common stock in connection with these underwritten public offerings and up listing to the Nasdaq Capital Market national exchange.  The securities were issued pursuant to a Registration Statement on Form S-1 (File No. 333- 235455), as amended, which was declared effective by the United States Securities and Exchange Commission on February 12, 2020 (the “Registration Statement”). The Company received gross proceeds of approximately $9.25 million for the Offering to date, including the exercise of the Over-Allotment Exercise, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2020 and 2019, was $8,100 and $21,892, respectively, for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2020, the total compensation cost for stock options not yet recognized was $21,198. This cost will be recognized over the remaining vesting term of the options of approximately one year.

Employee Stock Options

A maximum of 178,572 shares were made available for grant under the 2016 Plan, as amended, and all outstanding options under the Plan provide a cashless exercise feature. The maximum number of shares was increased by shareholder approval to 321,429.  The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2016 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event. As of March 31, 2020, and December 31, 2019, options to purchase 163,010 shares of common stock and 163,010 shares of common stock were outstanding under the 2016 Plan, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The Company has no expired employee stock options under the 2016 Plan at March 31, 2020.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2018	160,152	$14.00	4.4	—
Granted	17,144	$14.00	5.0	—
Forfeited	(14,286)	$14.00	—	—
Outstanding at December 31, 2019	163,010	$14.00	3.4	—
Exercisable at December 31, 2019	154,438	$14.00	3.4	—

Outstanding at December 31, 2019	163,010	$14.00	3.4	—
Granted	—	$14.00	—	—
Outstanding at March 31, 2020	163,010	$14.00	3.1	—
Exercisable at March 31, 2020	158,724	$14.00	3.1	—

On January 29, 2019, the Board of Directors appointed a new independent director and Chairman of the Compensation Committee. As a result of the appointment, the new director was granted 8,572 stock options exercisable at $14.00 per share vesting one year from the date of grant. On March 31, 2019, the President and Chief Operating Officer of Duos Technologies Inc., resigned from her positions. Due to the resignation, the individual forfeited 14,286 stock options previously granted. On August 15, 2019, the Board of Directors appointed a new independent director and Chairman of the Audit Committee. As a result of the appointment, the new director was granted 8,572 stock options exercisable at $14.00 per share vesting one year from the date of grant.  As of March 31, 2020, the remaining option expense is $29,298 of which $15,834 will be expensed during the remaining quarters of 2020 and the balance of $13,464 will be expensed in 2021.

Warrants

The following is a summary of activity for warrants to purchase common stock for the three months ended March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2018	1,815,181	$9.52	3.9	—
Warrants expired, forfeited, cancelled or exercised	(338,575)
Warrants issued	44,644	$7.70	4.9	—
Outstanding at December 31, 2019	1,521,250	$8.78	2.8	—
Exercisable at December 31, 2019	1,521,250	$8.78	2.8	—

Outstanding at December 31, 2019	1,521,250	$8.78	3.0	—
Warrants expired, forfeited, cancelled or exercised	—
Warrants issued	67,500	$9.00	4.9	—
Outstanding at March 31, 2020	1,588,750	$8.79	2.7	—
Exercisable at March 31, 2020	1,588,750	$8.41	2.7	—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 8 - REVENUE

Revenue Recognition and Contract Accounting

The Company generates revenue from four sources: (1) Technology Systems; (2) Technical Support; (3) Consulting Services and (4) AI Technology.

The Company constructs intelligent technology systems consisting of materials and labor under customer contracts. Revenues and related costs on technology systems revenue are recognized based on ASC 606-10-25-27, where control of a good or service transfers over time if the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date including a profit margin or reasonable return on capital. Control is deemed to pass to the customer instantaneously as the goods are manufactured and revenue is recognized accordingly.

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

At March 31, 2020 and December 31, 2019, contract assets on uncompleted contracts consisted of the following:

	March 31, 2020	December 31. 2019
Costs and estimated earnings recognized	$2,650,012	$3,700,124
Less: Billings or cash received	(2,266,312)	(2,324,204)
Contract assets	$383,700	$1,375,920

Contract Liabilities

Contract liabilities on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At March 31, 2020 and December 31, 2019, contract liabilities on uncompleted contracts consisted of the following:

	March 31, 2020	December 31. 2019
Billings and/or cash receipts on uncompleted contracts	$34,673	$35,665
Less: Costs and estimated earnings recognized	(24,503)	(27,004)
Contract liabilities	$10,170	$8,661

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

Consulting Services

The Company’s consulting services business generates revenues under contract with customers from three sources: (1) Professional Services (consulting and auditing); (2) Software licensing with optional hardware sales; and (3) Customer Service (training and maintenance support).

For sales arrangements that do not involve performance obligations:

(1)	Revenues for professional services, which are of short-term duration, are recognized when services are completed;
(2)

For all periods reflected in this report, software license sales have been one-time sales of a perpetual license to use our software product and the customer also has the option to purchase third-party manufactured handheld devices from us if they purchase our software license. Accordingly, the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer;

(3)	Training sales are one-time upfront short-term training sessions and are recognized after the service has been performed; and
(4)

Maintenance/support is an optional product sold to our software license customers under one-year contracts. Accordingly, maintenance payments received upfront are deferred and recognized over the contract term.

Artificial Intelligence

Beginning in 2020, the Company will begin to derive revenue from applications that incorporate artificial intelligence (AI) in the form of predetermined algorithms to provide important operating information to the users of our systems.  The revenue generated from these applications of AI consists of an annual application maintenance fee which will be recognized ratably over the year, plus fees for the design, development, testing and incorporation of new algorithms into the system which will be recognized upon completion of each deliverable.

Multiple Elements

Arrangements with customers may involve multiple elements including project revenue and maintenance services in our Intelligent Technology Systems business. Maintenance will occur after the project is completed and may be provided on an extended-term basis or on an as-needed basis. In our consulting services business, multiple elements may include any of the above four sources. Training and maintenance on software products may occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product. Revenue recognition for multiple element arrangement is as follows:

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

4.

Our contracts are fixed price and fall into two duration types:

a.

Turnkey engineered projects and professional service contracts that are less than 1 year in duration and are typically three to three months in length; and

b.

Maintenance and support contracts ranging from one to five years in length.

5.

Transfer of goods and services are over time.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Quantitative:

For the Three Months Ended March 31, 2020

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets

North America	$713,258	$74,335	$—	$27,149	$44,119	$132,084	$990,945

Major Goods and Service Lines

Turnkey Projects	$481,110	$8,622	$—	$—	$23,942	$—	$513,674
Maintenance & Support	232,148	65,713	—	27,149	20,177	—	345,187
Data Center Auditing Services	—	—	—	—	—	129,699	129,699
Software License	—	—	—	—	—	2,385	2,385
	$713,258	$74,335	$—	$27,149	$44,119	$132,084	$990,945

Timing of Revenue Recognition

Goods transferred over time	$481,110	$8,622	$—	$—	$23,942	$132,084	$645,758
Services transferred over time	232,148	65,713	—	27,149	20,177	—	345,187
	$713,258	$74,335	$—	$27,149	$44,119	$132,084	$990,945

For the Three Months Ended March 31, 2019

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets

North America	$3,671,797	$19,922	$34,353	$43,493	$470,347	$112,169	$4,352,081

Major Goods and Service Lines

Turnkey Projects	$3,389,656	$(29,884)	$26,547	$23,272	$461,237	$—	$3,870,828
Maintenance & Support	282,141	49,806	7,806	20,221	9,110	—	369,084
Data Center Auditing Services	—	—	—	—	—	64,769	64,769
Software License	—	—	—	—	—	47,400	47,400
	$3,671,797	$19,922	$34,353	$43,493	$470,347	$112,169	$4,352,081

Timing of Revenue Recognition

Goods transferred over time	$3,389,656	$(29,884)	$26,547	$23,272	$461,237	$112,169	$3,982,997
Services transferred over time	282,141	49,806	7,806	20,221	9,110	—	369,084
	$3,671,797	$19,922	$34,353	$43,493	$470,347	$112,169	$4,352,081

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2020, the Company issued 149,424 new non-qualified options to certain Officers, Directors and staff members.  The options have a strike price of $4.74 per share, have a term of 5-years and vest in two equal tranches on January 1, 2021 and 2022.

Also, on April 1, 2020, the Company issued 160,866 replacement options for an equal amount of options previously issued at a strike price of $6.00 per share, a 5-year term with immediate vesting.

On April 23, 2020, the Company entered into a promissory note (the “Note”) with BBVA USA, which provides for a loan in the amount of $1,410,270 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan has a two-year term and bears interest at a rate of 1.00% per annum (APR 1.014%). Monthly principal and interest payments are deferred for six months after the date of disbursement. The Loan may be prepaid at any time prior to maturity with no prepayment penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc. (the “duostech Group”), through its operating subsidiaries, Duos Technologies, Inc. (“duostech”) and TrueVue360, Inc (“TrueVue360”, duostech Group and duostech, collectively the “Company” “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Duos Technologies Group, Inc. (the “Company”) was incorporated in Florida on May 31, 1994 under the original name of Information Systems Associates, Inc. (“ISA”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby duostech became a wholly owned subsidiary of the Company.  duostech was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, employs approximately 65 people and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, centraco®.

The Company provides a broad range of sophisticated intelligent technology solutions with an emphasis on security, inspection and operations for critical infrastructure within a variety of industries including transportation, retail, law enforcement, oil, gas and utilities sectors. In January 2019, the Company launched a dedicated Artificial Intelligence program through its wholly owned subsidiary TrueVue360, Inc., marketing its services and solutions under the brand name truevue360. The Company is committed to adding significant focus on the development, marketing and deployment of advanced convolutional neural network-based Artificial Intelligence (“AI”), Deep Machine Learning and Advanced Algorithms applications. While TrueVue360 will chiefly support DTI’s business growth, it will also develop and market its significant library of AI applications following a stand-alone business development strategy. Accordingly, our business is now operating in two equally important business units which complement each other and provide comprehensive turnkey, end-to-end, solutions to our customers.

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

In the Consulting Services area, the Company is now deploying its dcVue software which replaced OSPI.OSPI was used by Duos’ consulting auditing teams until last year. dcVue is based upon the Company’s OSPI patent which was awarded in 2010. The Company offers dcVue available for license to our customers later this year as a licensed software product.

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

Comparison for the Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	March 31,
	2020	2019

Revenue	$990,945	$4,352,081
Cost of revenue	888,080	2,221,237
Gross profit	102,865	2,130,844
Operating expenses	2,190,780	2,084,394
Income (loss) from operations	(2,087,915)	46,450
Other income (expense)	(59,134)	(2,281)
Net income (loss)	$(2,147,049)	$44,169

Revenues

	For the Three Months Ended
	March 31,
	2020	2019	% Change
Revenues:
Technology systems	$513,674	$3,918,438	-87%
Technical support	345,187	321,474	7%
Consulting services	132,084	112,169	18%
Total revenue	$990,945	$4,352,081	-77%

The majority of the decrease in overall revenues for the quarter is due to slower than anticipated contract awards by two customers pending resolution of certain terms and conditions.  One of these orders have now been received, however, some execution delays by one customer for customer acceptance in the projects portion of our business continue to have an impact.  In addition, the current pandemic related to the Novel Coronavirus (COVID-19) has impacted both expected receipt of awards and delays in execution due to travel and other restrictions.  These delays will impact the technology systems revenue portion of our business, but the impact for the full year is uncertain at this time.  The Company continues to make improvements in our project build and delivery process largely as a result of the investment in the establishment of the Engineering and Operations center in 2018 which has shortened delivery times on major projects.

Technical support revenues were higher in the quarter as the result of higher than normal service support. The renewals of existing contracts have somewhat offset this impact and we believe that a shift to the next generation of technology systems which are currently being installed will have a positive impact going forward. The maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from new customers which will be coming on-line in the next several months.

The Consulting services recorded an increase in revenue in the first three months of 2020.  The increase in consulting revenues is due to the consulting services division release of a new version of its software which is anticipated to broaden market acceptance of its offerings and we anticipate a positive impact on revenues in 2020.

Cost of Revenues

	For the Three Months Ended
	March 31,
	2020	2019	% Change
Cost of revenues:
Technology systems	$581,544	$2,092,994	-72%
Technical support	234,276	105,324	122%
Consulting services	72,260	22,919	215%
Total cost of revenues	$888,080	$2,221,237	-60%

Cost of revenues on technology systems decreased in line with the decrease in revenues. The overall gross margin was much lower during the period compared to the equivalent period in 2019 but due to a continued focus on build costs and savings through efficiency the overall impact was mitigated.  The previously reported significant increase in personnel in anticipation of increased execution and support requirements for the second half of 2020 which we saw in 2019 was a factor in the current quarter and management will continue to review pending orders to ensure appropriate staffing.  Cost of Revenues increased on maintenance and technical support as a result of additional investments in staffing to support a greater number of current and anticipated installations.

Gross Profit

	For the Three Months Ended
	March 31,
	2020	2019	% Change

Revenues	$990,945	$4,352,081	-77%
Cost of revenues	888,080	2,221,237	-60%
Gross profit	$102,865	$2,130,844	-95%

Overall Gross Profit was $102,865 or 10% of revenues compared to $2,130,844 or 49% of revenues for the three months ended March 31, 2020 and 2019, respectively. The overall decrease in gross profit of 95% reflects the lower revenues for the quarter and costs for equipment related to project implementation which was not offset in the current quarter due to certain customer delays for project implementation. Although this has had a negative overall effect on the typical project gross margin of at least 50%, management anticipates the overall gross margins for the full year to be close to historical norms.

Operating Expenses

	For the Three Months Ended
	March 31,
	2020	2019	% Change
Operating expenses:
Sales and marketing	$139,852	$250,425	-44%
Engineering	312,428	465,907	-33%
Research and development	406,392	383,421	6%
Administration	1,015,559	803,327	26%
AI technologies	316,549	181,314	75%
Total operating expense	$2,190,780	$2,084,394	5%

Operating expenses were higher by 5% than the equivalent period in 2019 reflecting the increase in resources related to the Company’s anticipated growth. Research and development expenses increased in line with the Company’s investment in resources to support that growth. The decrease in engineering during the period is a result of less outside engineering services and a reclass in personnel to administration expense.  Sales and marketing expense decreased due to fluctuation in personnel. Administration expenses increased mostly due to reclassing senior management from the individual departments to administration and onetime expenses related to the fundraising and to the Company’s listing on the Nasdaq during the quarter. AI technologies costs were higher as the result of additional growth in this area.

Income (Loss) From Operations

The loss from operations for the three months ended March 31, 2020 was $2,087,915 versus a profit from operations for the same period in 2019 of $46,450. The increase in losses from operations are the result of significantly lower revenues and gross margins for the period together with an increase in operating expenses. The losses are expected to be temporary but with the uncertainty of the current Novel Coronavirus (Covid-19) crisis they are unlikely to be offset for the full year as the anticipated growth in business from new contracts is expected to be delayed by at least six months.

Other Income/Expense

Interest expense for the three months ended March 31, 2020 was $68,932 versus interest expense of $2,621 in the equivalent period in 2019. The increase is mainly due to the non-cash debt discount amortization.  Interest income will be more significant during the year due to the large amount of cash on deposit as a result of the 2020 Offering.  Interest expense is expected to be minimal and will be offset by earnings from cash on deposit in the amount of $9,798 at March 31, 2020 versus $340 in the same period of 2019.

Net Income (Loss)

The net loss for the three months ended March 31, 2020 was $2,147,049 against a net profit for the same period in 2019 of $44,169. The $2,191,218 negative change in net loss is primarily attributable to the significant decrease in technology systems revenue. Net loss per common share was $0.80 versus a profit of $0.03 per share for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of March 31, 2020, the Company has a working capital of $5,703,723. We generated a net loss of $2,147,049 for the three months ended March 31, 2020.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	March 31, 2020	March 31, 2019
Net cash used in operating activities	$(1,657,013)	$(1,500,159)
Net cash used in investing activities	(36,245)	(91,511)
Net cash provided by financing activities	8,189,897	1,584,784
Net increase (decrease) in cash	$6,496,639	$(6,886)

Net cash used in operating activities for the three months ended March 31, 2020 was $1,657,013 and net cash used during the same period of 2019 was $1,500,159. The increase in net cash used in operations for the three months ended March 31, 2020 was the result of higher expenditures related to current and future project execution in anticipation of new projects.  In addition, there are a number of changes in assets and liabilities compared to the previous period that added to the use of cash in operations.  Notable changes were a significant decrease in accounts payable and along with decrease in accrued expenses reflecting better availability of working capital as a result of the recent capital raise. In addition, cash is being used to further development activities within our TrueVue360 subsidiary where there are no current offsetting revenues during this period.

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 were $36,245 and $91,511, respectively representing a decrease in investments in various fixed assets during the first three months of 2020.

Net cash provided in financing activities for the three months ended March 31, 2020 was $8,189,897 and for the same period of 2019 was $1,584,784. Cash flows provided in financing activities during the three-month period in 2020 were primarily attributable to a significant capital raise undertaken during the quarter in conjunction with listing on the Nasdaq Capital Market.  Cash flows used by financing activities during 2019 were primarily attributable to support of operations and repayment of one short term note and short-term credit facilities offset by proceeds from a warrant exercise from which the Company derived cash proceeds.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2020, we have funded our operations through revenues generated and cash received from ongoing project execution and associated maintenance revenues as well as funds from a recent capital raise. As of May 11, 2020, we had cash on hand of approximately $7,890,000. We have approximately $135,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Our current capital and revenues are sufficient to fund operations for at least the next 12 months.  However, the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on the business in the coming quarters.

Demand for the products and services will be dependent on, among other things, continuing market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature and are currently impacted by the Novel Coronavirus (Covid-19). In as much as a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations may be adversely affected by this situation and potential for a prolonged recession period and are considered to be a factor at present.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had working capital of $5,703,723 and an accumulated deficit of $34,887,764 at March 31, 2020. During the same period in 2019, the Company had negative working capital of $607,372 and an accumulated deficit of $32,740,715.

Upon completion of the Company’s 2020 Offering, management raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. The Company continues to be successful in attracting new business and establishing a backlog of projects. Most importantly, the Company’s was successful in increasing its working capital cushion substantially upon completion of the 2020 Offering, receiving proceeds of more than $8.1 million after payment of banking fees and expenses in connection with an up listing to Nasdaq.

Management believes that we have eliminated the substantial doubt for the Company to continue as a going concern. We are executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations other than encouraging early conversions of cash warrants. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate sufficient revenue and to attain consistently profitable operations. Although the current pandemic related to the Novel Coronavirus (Covid-19) has affected our operations, we have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least 12 months from the date of this report.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. Management implemented on January 1, 2019. The standard was applied in a retrospective approach for each period presented.

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

Not applicable.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on April 15, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 1,611 shares of common stock for services to the members of the board during the first quarter of 2020.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

We are providing the following disclosure relating to Item 5.02(e) of Current Report on Form 8-K.

On April 1, 2020, the Company entered into revised Non-Qualified Stock Option Agreements (the “Revised Option Agreements”) with each of its directors and officers listed in the table below (each, an “Optionee” and together, the “Optionees”), pursuant to the Duos Technologies Group, Inc. 2016 Equity Incentive Plan (the “Incentive Plan”). The Revised Option Agreements were entered into in order to replace the previously entered into stock options agreements between the Company and the Optionees (the “Previous Option Agreements”). With the exception of the exercise price of the options previously granted, the terms of the Revised Option Agreements are substantially the same as the Previous Option Agreements.  The exercise price of options was revised from $14.00 to $6.00 (the “Revised Options”) and may be exercised within five years from the date of grant of the Revised Options.

Additionally, on April 1, 2020, the Company entered into new Non-Qualified Stock Option Agreements (the “New Option Agreements”) with each of the Optionees, pursuant to the Incentive Plan, as amended. The options (the “April Options”) granted pursuant to the Optionees pursuant to the New Options Agreements are exercisable at $4.74 per share. The April Options will vest in accordance with the following schedule: (i)50% on January 1, 2021, and (ii) 50% shall vest on January 1, 2022.

The table below sets forth the name and position of each Optionee and number of options granted to said Optionee pursuant to each of the Revised Option Agreements and the New Option Agreements.

Name of Optionee	Position	Number of Revised Options	Number of New Options
Gianni B. Arcaini	Chairman, Chief Executive Officer, President	50,358	50,358
Adrian G. Goldfarb	Chief Financial Officer	18,929	18,929
Connie L. Weeks	Chief Accounting Officer	18,929	18,929
Ken Ehrman	Director	8,572	8,572
Blair M. Fonda	Director	8,572	8,572
Ned Mavrommatis	Director	8,572	8,572

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Form of Non-Qualified Stock Option Agreement
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: May 15, 2020	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: May 15, 2020	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer