Form 10-Q
period 2020-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2020-08-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 11, 2020, Duos Technologies Group, Inc. had outstanding 3,526,146 shares of common stock, par value $0.001 per share.

SIGNATURES	36

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,374,786	$56,249
Accounts receivable, net	496,807	2,611,608
Contract assets	845,810	1,375,920
Prepaid expenses and other current assets	698,158	716,598
Total Current Assets	7,415,561	4,760,375

Property and equipment, net	346,979	260,181
Operating lease right of use asset	316,726	430,146

OTHER ASSETS:
Software Development Costs, net	10,000	20,000
Patents and trademarks, net	66,649	61,598
Total Other Assets	76,649	81,598

TOTAL ASSETS	$8,155,915	$5,532,300

 (Continued)

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2020	2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$632,043	$2,641,437
Accounts payable - related parties	12,491	12,791
Notes payable - financing agreements	175,796	42,299
Notes payable - related parties, net of discounts	—	905,373
Line of credit	—	27,615
Payroll taxes payable	10,730	115,111
Accrued expenses	130,798	393,272
Current portion - financing lease agreements	84,635	45,072
Current portion-operating lease obligations	252,907	239,688
Current portion-SBA loan	627,465	—
Contract liabilities	3,283	8,661
Deferred revenue	493,830	936,428
Total Current Liabilities	2,423,978	5,367,747

Finance lease payable	149,314	89,026
Operating lease obligations	74,713	202,797
SBA loan	782,805	—
Total Liabilities	3,430,810	5,659,570

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,485,000 shares available to be designated
Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at June 30, 2020 and December 31, 2019, convertible into common stock at $6.30 per share	—	—
Series B convertible cumulative preferred stock, $1,000 stated value per share, 15,000 shares designated; 1,705 and 1,705 issued and outstanding at June 30, 2020 and December 31, 2019, convertible into common stock at $7 per share	1,705,000	1,705,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 3,527,470 and 1,982,039 shares issued, 3,526,146 and 1,980,715 shares outstanding at June 30, 2020 and December 31, 2019, respectively	3,528	1,982
Additional paid-in capital	39,527,682	31,063,915
Total stock & paid-in-capital	41,236,210	32,770,897
Accumulated deficit	(36,353,653)	(32,740,715)
Sub-total	4,882,557	30,182
Less: Treasury stock (1,324 shares of common stock at June 30, 2020 and December 31, 2019)	(157,452)	(157,452)
Total Stockholders' Equity (Deficit)	4,725,105	(127,270)

Total Liabilities and Stockholders' Equity (Deficit)	$8,155,915	$5,532,300

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUES:
Technology systems	$1,419,409	$984,991	$1,933,083	$4,903,429
Technical support	382,124	280,601	727,311	602,075
Consulting services	2,385	80,213	134,469	192,382
AI technologies	178,224	—	178,224	—

Total Revenues	1,982,142	1,345,805	2,973,087	5,697,886

COST OF REVENUES:
Technology systems	897,514	967,649	1,479,058	3,060,643
Technical support	234,754	156,341	469,030	261,665
Consulting services	—	47,415	72,260	70,334
AI technologies	110,499	—	110,499	—

Total Cost of Revenues	1,242,767	1,171,405	2,130,847	3,392,642

GROSS PROFIT	739,375	174,400	842,240	2,305,244

OPERATING EXPENSES:
Research and development	149,566	487,738	555,958	871,160
Engineering	352,970	289,986	665,406	624,549
Sales & marketing	122,473	270,196	262,325	520,620
Administration	1,023,947	872,972	2,039,498	1,807,645
AI technologies	517,475	202,673	834,024	383,986

Total Operating Expenses	2,166,431	2,123,565	4,357,211	4,207,960

LOSS FROM OPERATIONS	(1,427,056)	(1,949,165)	(3,514,971)	(1,902,716)

OTHER INCOME (EXPENSES):
Interest Expense	(58,243)	(3,692)	(127,175)	(6,313)
Other income, net	19,410	3,066	29,208	3,407

Total Other Income (Expense)	(38,833)	(626)	(97,967)	(2,906)

NET LOSS	(1,465,889)	(1,949,791)	(3,612,938)	(1,905,622)

Basic & Diluted Net Loss Per Share	$(0.42)	$(1.09)	$(1.16)	$(1.14)
Weighted Average Shares-Basic & Diluted	3,526,382	1,788,659	3,106,660	1,665,439

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three Months and Six Months ended June 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Treasury Stock	Total

Balance December 31, 2019	1,705	$1,705,000	1,982,039	$1,982	$31,063,915	$(32,740,715)	$(157,452)	$(127,270)

Common stock issued	—	—	1,542,188	1,542	9,251,586	—	—	9,253,128

Stock options granted to employees	—	—	—	—	8,100	—	—	8,100

Stock issuance costs	—	—	—	—	(1,001,885)	—	—	(1,001,885)

Common stock issued for services	—	—	1,611	2	7,498	—	—	7,500

Net loss for the three months ended March 31, 2020	—	—	—	—	—	(2,147,049)	—	(2,147,049)

Balance March 31, 2020	1,705	1,705,000	3,525,838	3,526	39,329,214	(34,887,764)	(157,452)	5,992,524

Modification of employee stock options	—	—	—	—	102,800	—	—	102,800

Stock options granted to employees	—	—	—	—	88,170	—	—	88,170

Common stock issued for services	—	—	1,632	2	7,498	—	—	7,500

Net loss for the three months ended June 30, 2020	—	—	—	—	—	(1,465,889)	—	(1,465,889)

Balance June 30, 2020	1,705	$1,705,000	3,527,470	$3,528	$39,527,682	$(36,353,653)	$(157,452)	$4,725,105

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

For the Three Months and Six Months ended June 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2018	2,830	$2,830,000	1,505,883	$1,505	$27,416,802	$(30,269,833)	$(149,459)	$(170,985)

Commons stock issued for warrants exercised	—	—	214,286	214	1,649,786	—	—	1,650,000

Stock options granted to employees	—	—	—	—	21,892	—	—	21,892

Net Income for the three months ended March 31, 2019	—	—	—	—	—	44,169	—	44,169

Balance March 31, 2019	2,830	2,830,000	1,720,169	1,719	29,088,480	(30,225,664)	(149,459)	1,545,076

Commons stock issued for warrants exercised	—	—	76,634	77	513,943	—	—	514,020

Stock repurchase	—	—	—	—	—	—	(1,151)	(1,151)

Stock options granted to employees	—	—	—	—	6,241	—	—	6,241

Stock issuance cost	—	—	—	—	(10,000)	—	—	(10,000)

Net loss for the three months ended June 30, 2019	—	—	—	—	—	(1,949,791)	—	(1,949,791)

Balance June 30, 2019	2,830	$2,830,000	1,796,803	$1,796	$29,598,664	$(32,175,455)	$(150,610)	$104,395

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

Cash from operating activities:
Net loss	$(3,612,938)	$(1,905,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,353	87,325
Stock based compensation	96,270	28,133
Modification of employee stock options	102,800	—
Interest expense related to debt discounts	94,627	—
Changes in assets and liabilities:
Accounts receivable	2,114,802	(302,986)
Contract assets	530,110	904,543
Prepaid expenses and other current assets	235,194	86,411
Operating lease right of use asset	113,419	(565,925)
Accounts payable	(2,009,394)	(519,468)
Related payable-related party	(300)	—
Payroll taxes payable	(104,381)	(196,609)
Accrued expenses	(247,474)	15,671
Operating lease obligation	(114,865)	592,402
Contract liabilities	(5,378)	(1,170,197)
Deferred revenue	(442,598)	234,988
Net cash used in operating activities	(3,152,753)	(2,711,334)

Cash flows from investing activities:
Purchase of patents/trademarks	(7,735)	(3,000)
Purchase of fixed assets	(171,467)	(223,549)
Net cash used in investing activities	(179,202)	(226,549)

Cash flows from financing activities:
Repurchase of common stock	—	(1,151)
Repayments of line of credit	(27,615)	(2,497)
Issuance cost	(1,001,885)	(10,000)
Repayments of notes payable	(1,000,000)	—
Repayments of insurance and equipment financing	(83,257)	(141,105)
Repayment of finance lease	(21,786)	—
Proceeds from SBA loan	1,410,270	—
Proceeds from equipment leasing	121,637	—
Proceeds from common stock issued	9,253,128	—
Proceeds from warrants exercised	—	2,164,019
Net cash provided by financing activities	8,650,492	2,009,266

Net increase (decrease) in cash	5,318,537	(928,617)
Cash, beginning of period	56,249	1,209,301
Cash, end of period	5,374,786	280,684

Supplemental Disclosure of Cash Flow Information:
Interest paid	$29,830	$4,109

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$15,000	$—
Lease right of use asset and liability	$644,245	—
Note issued for financing of insurance premiums	$216,754	$217,804

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not indicative of the results that may be expected for the year ending December 31, 2020 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020.

Reverse Stock-Split

All share and per share amounts have been presented to give retroactive effect to a 1 for 14 reverse stock-split that occurred in January 2020.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Reclassifications

The Company reclassified certain operating expenses for the three and six months ended June 20, 2019 to conform to 2020 classification.  There was no net effect on the total operating expenses of such reclassification.

The following table reflects the reclassification adjustment effect in the three and six months ended June 30, 2019:

	Before Reclassification		After Reclassification
	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
	2019		2019
OPERATING EXPENSES:
Selling and marketing expenses	$128,506	Sales and marketing	$270,196
Salaries, wages and contract labor	1,338,302	Engineering	289,986
Research and development	118,435	Research and development	487,738
Professional fees	17,054	AI technologies	202,673
General and administrative expenses	521,268	Administration	872,972

Total Operating Expenses	$2,123,565		$2,123,565

	Before Reclassification		After Reclassification
	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019		2019
OPERATING EXPENSES:
Selling and marketing expenses	$238,122	Sales and marketing	$520,620
Salaries, wages and contract labor	2,607,081	Engineering	624,549
Research and development	231,129	Research and development	871,160
Professional fees	144,973	AI technologies	383,986
General and administrative expenses	986,655	Administration	1,807,645

Total Operating Expenses	$4,207,960		$4,207,960

Principles of Consolidation

The unaudited consolidated financial statements include duostech Group and its wholly owned subsidiaries, Duos Technologies, Inc. and TrueVue360, Inc. All inter-company transactions and balances are eliminated in consolidation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of June 30, 2020, balance in one financial institution exceeded federally insured limits by approximately $4,952,107.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2020, three customers accounted for 45%, 15% and 12% of revenues. For the six months ended June 30, 2019, two customers accounted for 69% and 12% of revenues.

At June 30, 2020, four customers accounted for 41%, 32%, 10% and 10% of accounts receivable. At December 31, 2019, two customers accounted for 68% and 10% of accounts receivable.

Geographic Concentration

Approximately 29% of revenue is generated from three customers outside of the United States.

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

June 30, 2020

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At June 30, 2020, there was an aggregate of 1,588,750 outstanding warrants to purchase shares of common stock. At June 30, 2020, there was an aggregate of 311,898 shares of employee stock options to purchase shares of common stock. Also, at June 30, 2020, 243,571 common shares were issuable upon conversion of Series B convertible preferred stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

June 30, 2020

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

NOTE 2 – LIQUIDITY

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $3,612,938 for the six months ended June 30, 2020. During the same period, net cash used in operating activities was $3,152,753 The working capital surplus and accumulated deficit as of June 30, 2020 were $4,991,582 and $36,353,653 respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the first quarter of 2020 (the “2020 Offering”).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Upon completion of the 2020 Offering, management raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. Since the advent of the Covid-19 pandemic, the Company has experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients.  We continue to be successful in identifying new business opportunities and are focused on re-establishing a backlog of projects. Most importantly, the Company’s success in increasing its working capital surplus after receiving proceeds from the 2020 Offering of more than $8.1 million has given us the runway required to maintain our business strategy overall.  Management has been and continues to take actions including, but not limited to, elimination of certain costs that did not contribute to short term revenue, re-aligning management with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term.

Management believes that we have eliminated the substantial doubt for the Company to continue as a going concern. We are executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate sufficient revenue and to attain consistently profitable operations. Although the current global pandemic related to the Novel Coronavirus (Covid-19)  has affected our operations,  and we do believe this is  expected to be a long-term issue, the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on the business in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least 12 months from the date of this report.

NOTE 3 – SOFTWARE DEVELOPMENT COSTS

In 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third-party and had passed the preliminary project stage prior to capitalization.  Software development costs consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Software Development Costs	$60,000	$60,000
Less: Accumulated amortization	(50,000)	(40,000)
Total	$10,000	$20,000

Amortization expense of software development costs for the six months ended June 30, 2020 and 2019, was $10,000 and $10,000, respectively.

NOTE 4 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	June 30, 2020		December 31, 2019
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$8,662	7.31%	$28,500	7.31%
Third Party - Insurance Note 2	41,282	5.26%	—	6.36%
Third Party - Insurance Note 3	1,656	—%	13,799	—
Third Party - Insurance Note 4	124,196	—	—	6.36%
Total	$175,796		$42,299

The Company entered into an agreement on December 23, 2019 with its insurance provider by issuing a $28,500 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 7.31% payable in monthly installments of principal and interest totaling $2,218 through October 23, 2020. The balance of Insurance Note 1 as of June 30, 2020 and December 31, 2019 was $8,662 and $28,500, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The Company entered into an agreement on April 15, 2019 in the amount of $51,940 with an annual interest rate of 6.36% payable (Insurance Note 2) with monthly installments of principal and interest totaling $5,326 through December 15, 2019 and the Company renewed the policy on April 15, 2020 in the amount of $51,379 with an annual interest rate of 5.26% payable in monthly installments of principal and interest totaling $5,263 through December 15, 2020. At June 30, 2020 and December 31, 2019, the balance of Insurance Note 2 was $41,282 and zero, respectively.

The Company entered into an agreement on September 15, 2019 in the amount of $13,799 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy, secured by 5 installment payments.  At June 30, 2020 and December 31, 2019, the balance of Insurance Note 3 was $1,656 and $13,799, respectively.

The Company entered into an agreement on February 3, 2019 in the amount of $141,058 with an annual interest rate of 6.36% payable in monthly installments of principal and interest totaling $14,520 (Insurance Note 4) through December 3, 2019. The policy renewed on February 3, 2020 in the amount of $165,375 with seven monthly installments of $13,726. At June 30, 2020 and December 31, 2019, the balance of Insurance Note 4 was $124,196 and zero, respectively.

Finance Lease

The Company entered into an agreement on August 26, 2019 with an equipment leasing provider by issuing a $147,810 equipment finance lease payable, secured by a note, with an annual interest rate of 12.72% payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022.  The Company entered into an additional agreement on May 22, 2020 with same equipment leasing provider by issuing a $121,637 equipment finance lease payable, secured by a note, with an annual interest rate of 9.90% payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At June 30, 2020 and December 31, 2019, the balance of the notes was $233,949 and zero, respectively.

At June 30, 2020, future minimum lease payments due under Finance Lease is as follows:

As of December 31,	Amount
2020	$53,331
2021	106,588
2022	86,735
2023	23,515
Total minimum financial lease payments	$270,169
Less: interest	(36,220)
Total lease liability at June 30, 2020	$233,949
Less: current portion of Finance Lease	(84,635)
Long Term portion of Finance Lease	$149,314

Notes Payable – Related Parties

	June 30, 2020		December 31, 2019
Payable To	Principal	Interest	Principal	Interest

Related party	$—	3%	$267,000	3%
Related party	—	3%	733,000	3%
Total	—		1,000,000
Less unamortized discounts	—		(94,627)
Total, net	$—		$905,373

The Company entered into an agreement with a related party on September 25, 2019 whereby the related party loaned the Company the aggregate principal amount of $267,000, pursuant to a note, repayable on June 25, 2020. The note carries an annual interest rate of 3%. In addition, the Company issued warrants permitting the related party to purchase for cash 11,920 shares of the Company’s common stock at a price of $7.70 per share. On June 22, 2020 the Company repaid this short-term note in the amount of $267,000. The balance of this note as of June 30, 2020 was zero.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The Company entered into an agreement with a related party on September 25, 2019 whereby the related party loaned the Company the principal aggregate in the amount of $733,000, pursuant to a note, repayable on June 25, 2020. The note carries an annual interest rate of 3% per annum. In addition, the Company issued warrants permitting the related party to purchase for cash 32,724 shares of the Company’s common stock at a price of $7.70 per share. On June 22, 2020 the Company repaid this short-term note in the amount of $733,000.  The balance of this note as of June 30, 2020 was zero.

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

For the six months ended June 30, 2020, the Company recorded $94,627 for amortization of the debt discount discussed above to interest expense in the accompanying unaudited consolidated financial statements.

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

Notes Payable – SBA Loan

	June 30, 2020		December 31, 2019
Payable To	Principal	Interest	Principal	Interest*

SBA loan	$1,410,270	1%	$—
Total	1,410,270		—
Less current portion	(627,465)		—
Long term portion	$782,805		$—

On April 23, 2020, the Company entered into a promissory note (the “Note”) with BBVA USA, which provides for a loan in the amount of $1,410,270 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan has a two-year term and bears interest at a rate of 1.00% per annum (APR 1.014%). Monthly principal and interest payments are deferred for six months after the date of disbursement. The Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company will apply for the PPP loan forgiveness as soon as the application is available.

NOTE 5 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed to future borrowing. The balance as of June 30, 2020 and December 31, 2019, was zero and $27,615, respectively, including accrued interest. This line of credit has been paid in full as of May 5, 2020.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

As of the date hereof, the Company has paid its delinquent payroll taxes and late fees in full. At June 30, 2020 and December 31, 2019, the payroll taxes payable balance of $10,730 and $115,111 includes accrued late fees in the amount of zero and $37,210, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

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

The Company now has a total of office and warehouse space of approximately 14,603 square feet.

At June 30, 2020, future minimum lease payments due under Operating Leases are as follows:

As of December 31,	Amount
2020	$141,396
2021	213,568
Total minimum financial lease payments	$354,964
Less: interest	(27,344)
Total lease liability at June 30, 2020	$327,620
Less: current portion of Operating lease obligations	(252,907)
Long Term portion of Operating lease obligations	$74,713

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. We adopted ASU 2016-02 effective January 1, 2019, on a modified retrospective basis, without adjusting comparative periods presented. Effective January 1, 2019, the Company established a right-of-use model (ROU) asset and operating lease liability in the amount of $644,245. The right of use asset balance at June 30, 2020 was $316,726, the operating lease liability – current portion was $252,907 and the operating lease liability – long term portion was $74,713. This is the Company’s only lease whose term is greater than 12 months. The adoption of ASU 2016-02 did not materially affect our unaudited consolidated statement of operations or our unaudited consolidated statements of cash flows. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and to recognize all lease payments for leases with a term greater than 12 months on a straight-line basis over the lease term in our unaudited consolidated statements of operations.

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

June 30, 2020

(Unaudited)

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

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2020 and 2019, was $199,070 and $28,133, respectively, for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2020, the total compensation cost for stock options not yet recognized was $282,142. This cost will be recognized over the remaining vesting term of the options of approximately one year.

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

During the quarter, the Company’s Board of Directors granted 310,290 new stock options with strike prices ranging from $4.74 to $6.00 per share to Employees, Officers and Directors. 161,402 existing options were cancelled due to modifications to the exercise price and term.  As of June 30, 2020, and December 31, 2019, options to purchase 311,898 shares of common stock and 163,010 shares of common stock were outstanding under the 2016 Plan, respectively.

The Company has no expired employee stock options under the 2016 Plan at June 30, 2020 and 2019.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2018	160,143	$14.00	4.4	—
Granted	8,572	$14.00	5.0	—
Forfeited	(14,286)	$14.00	—	—
Outstanding at June 30, 2019	154,429	$14.00	3.4	—
Exercisable at June 30, 2019	145,857	$14.00	3.4	—

Outstanding at December 31, 2019	163,010	$14.00	3.4	—
Granted	310,290	$5.39	4.8	—
Cancelled/forfeited	(161,402)	$14.00	—	—
Outstanding at June 30, 2020	311,898	$5.46	4.7	—
Exercisable at June 30, 2020	162,474	$6.08	4.7	—

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

On April 1, 2020 the Board of Directors cancelled 161,402 options previously granted to existing employees and granted 310,290 options, of which 160,866 were replaced with new options carrying a $6.00 exercise price, 536 options were forfeited and a further 149,424 options were issued to existing employees, officers and directors carrying a $4.74 strike price with a vesting period ranging from 9 months to 21 months. The new stock options issued have a fair value of $370,312, with stock option compensation expense this quarter in the amount of $88,170 and a balance of unamortized stock option compensation expense of $282,142, that will be expensed over the next 1.75 years. The options that were cancelled and replaced were accounted for by valuing the original options on the day before they were cancelled and valuing the new options on the day of issuance. The inputs used were a stock price of $4.74 on the day of cancellation and $4.70 on the day of issuance, expected term of 2.5 years, expected volatility of 81%, no anticipated dividend and a dividend rate of $0.255%. The difference between the valuations were recorded as one-time option expense given that options cancelled were already vested and the replacement options were immediately vested. The one-time expense for this cancellation and issuance was $102,800. The strike price of the cancelled options was $14.00.

Warrants

The following is a summary of activity for warrants to purchase common stock for the six months ended June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2018	1,815,182	$9.52	3.9	—
Warrants expired, forfeited, cancelled or exercised	(327,612)
Outstanding at June 30, 2019	1,487,570	$8.78	2.8	—
Exercisable at June 30, 2019	1,487,570	$8.78	2.8	—

Outstanding at December 31, 2019	1,521,250	$8.78	3.0	—
Warrants expired, forfeited, cancelled or exercised	—
Warrants issued	67,500	$9.00	2.6	—
Outstanding at June 30, 2020	1,588,750	$8.79	4.8	—
Exercisable at June 30, 2020	1,521,250	$8.41	2.7	—

Warrants issued were for the underwriters of the registered direct offering completed in the first quarter of 2020. They carry a strike price of $9.00 representing 150% of the offering price of $6.00 per share and vest 6 months after completion of the offering.

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

June 30, 2020

(Unaudited)

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

At June 30, 2020 and December 31, 2019, contract assets on uncompleted contracts consisted of the following:

	June 30, 2020	December 31. 2019
Costs and estimated earnings recognized	$3,663,654	$3,700,124
Less: Billings or cash received	(2,817,844)	(2,324,204)
Contract assets	$845,810	$1,375,920

Contract Liabilities

Contract liabilities on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At June 30, 2020 and December 31, 2019, contract liabilities on uncompleted contracts consisted of the following:

	June 30, 2020	December 31. 2019
Billings and/or cash receipts on uncompleted contracts	$3,283	$35,665
Less: Costs and estimated earnings recognized	(—)	(27,004)
Contract liabilities	$3,283	$8,661

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

June 30, 2020

(Unaudited)

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

Artificial Intelligence

The Company has begun to derive revenue from applications that incorporate artificial intelligence (AI) in the form of predetermined algorithms to provide important operating information to the users of our systems.  The revenue generated from these applications of AI consists of an annual application maintenance fee which will be recognized ratably over the year, plus fees for the design, development, testing and incorporation of new algorithms into the system which will be recognized upon completion of each deliverable.

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

June 30, 2020

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

We have four distinct revenue sources:

a.

Turnkey, engineered projects;

b.

Associated maintenance and support services;

c.

Licensing and professional services related to auditing of data center assets:

d.

Predetermined algorithms to provide important operating information to the users of our systems.

2.

We currently operate in North America including the USA, Mexico and Canada.

3.

Our customers include rail transportation, commercial, petrochemical, government, banking and IT suppliers.

4.

Our contracts are fixed price and fall into two duration types:

a.

Turnkey engineered projects and professional service contracts that are less than 1 year in duration and are typically two to three months in length; and

b.

Maintenance and support contracts ranging from one to five years in length.

5.

Transfer of goods and services are over time.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Quantitative:

For the Three Months Ended June 30, 2020

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,631,891	$52,552	$—	$20,221	$96,869	$2,385	$178,224	$1,982,142

Major Goods and Service Lines

Turnkey Projects	$1,332.577	$(2,421)	$—	$—	$89,253	$—	$178,224	$1,597,633
Maintenance & Support	299,314	54,973	—	20,221	7,616	—	—	382,124
Data Center Auditing Services	—	—	—	—	—	—	—	—
Software License	—	—	—	—	—	2,385	—	2,385
	$1,631,891	$52,552	$—	$20,221	$96,869	$2,385	$178,224	$1,982,142

Timing of Revenue Recognition

Goods transferred over time	$1,332,577	$(2,421)	$—	$—	$89,253	$2,385	$178,224	$1,600,018
Services transferred over time	299,314	54,973	—	20,221	7,616	—	—	382,124
	$1,631,891	$52,552	$—	$20,221	$96,869	$2,385	$178,224	$1,982,142

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

For the Three Months Ended June 30, 2019

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets

North America	$805,135	$169,010	$20,621	$53,575	$217,251	$80,213	$1,345,805

Major Goods and Service Lines

Turnkey Projects	$552,561	$169,010	$12,815	$33,354	$217,251	$—	$984,991
Maintenance & Support	252,574	—	7,806	20,221	—	—	280,601
Data Center Auditing Services	—	—	—	—	—	80,213	80,213
Software License	—	—	—	—	—	—	—
	$805,135	$169,010	$20,621	$53,575	$217,251	$80,213	$1,345,805

Timing of Revenue Recognition

Goods transferred over time	$552,561	$169,010	$12,815	$33,354	$217,251	$80,213	$1,065,204
Services transferred over time	252,574	—	7,806	20,221	—	—	280,601
	$805,135	$169,010	$20,621	$53,575	$217,251	$80,213	$1,345,805

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

For the Six Months Ended June 30, 2020

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$2,345,149	$126,887	$—	$47,370	$140,988	$134,469	$178,224	$2,973,087

Major Goods and Service Lines

Turnkey Projects	$1,813,687	$6,202	$—	$—	$113,194	$—	$178,224	$2,111,307
Maintenance & Support	531,462	120,685	—	47,370	27,794	—	—	727,311
Data Center Auditing Services	—	—	—	—	—	129,699	—	129,699
Software License	—	—	—	—	—	4,770	—	4,770
	$2,345,149	$126,887	$—	$47,370	$140,988	$134,469	$178,224	$2,973,087

Timing of Revenue Recognition

Goods transferred over time	$1,813,687	$6,202	$—	$—	$113,194	$134,469	$178,224	$2,245,776
Services transferred over time	531,462	120,685	—	47,370	27,794	—	—	727,311
	$2,345,149	$126,887	$—	$47,370	$140,988	$134,469	$178,224	$2,973,087

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

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

Overview

Duos Technologies Group, Inc. (the “Company”) was incorporated in Florida on May 31, 1994 under the original name of Information Systems Associates, Inc. (“ISA”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby duostech became a wholly owned subsidiary of the Company.  duostech was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, employs approximately 51 people and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, centraco®.

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

Comparison for the Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	June 30,
	2020	2019

Revenue	$1,982,142	$1,345,805
Cost of revenue	1,242,767	1,171,405
Gross profit	739,375	174,400
Operating expenses	2,166,431	2,123,565
Loss from operations	(1,427,056)	(1,949,165)
Other income (expense)	(38,833)	(626)
Net loss	$(1,465,889)	$(1,949,791)

Revenues

	For the Three Months Ended
	June 30,
	2020	2019	% Change
Revenues:
Technology systems	$1,419,409	$984,991	44%
Technical support	382,124	280,601	36%
Consulting services	2,385	80,213	-97%
AI technologies	178,224	—	100%
Total revenue	$1,982,142	$1,345,805	47%

The increase in technology system revenues is due to a large project executed during the second quarter of 2020.  Technical support revenues were higher in the quarter as the result of new service support. The renewals of existing contracts have somewhat offset this impact and we believe that a shift to the next generation of technology systems, which are currently being installed, will have a positive impact going forward. The maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from new customers which will be coming on-line in the next several months.

We recorded a decrease in consulting services recorded in revenue for the second quarter.  The current pandemic related to the Novel Coronavirus (COVID-19) has impacted both expected receipt of awards and delays in execution due to travel and other restrictions.  These delays will continue to impact the consulting services revenue portion of our business, but the impact for the full year is uncertain at this time.

The AI technologies recorded their first quarter of revenue during the second quarter of 2020.  The Company expects to continue the growth with new revenue from existing customers which will be coming on-line in the next several months.

Cost of Revenues

	For the Three Months Ended
	June 30,
	2020	2019	% Change
Cost of revenues:
Technology systems	$897,514	$967,649	-7%
Technical support	234,754	156,341	50%
Consulting services	—	47,415	-100%
AI technologies	110,499	—	100%
Total cost of revenues	$1,242,767	$1,171,405	6%

Cost of revenues on technology systems decreased and the overall gross margin was higher during the period compared to the equivalent period in 2019. This is due to a continued focus on build costs and savings through efficiency. Cost of revenues increased on technical support is in line with the increase in revenue for technical support.

The consulting services recorded no cost of revenues in the second three months of 2020. The current pandemic related to the Novel Coronavirus (COVID-19) has impacted both expected receipt of awards and delays in execution due to travel and other restrictions.  These delays will impact the consulting services revenue portion of our business, but the impact for the full year is uncertain at this time.

The AI technologies recorded their first quarter of cost of revenue during the second quarter of 2020. The Company expects to continue the growth with new revenue from existing customers which will be coming on-line in the next several months.

Gross Profit

	For the Three Months Ended
	June 30,
	2020	2019	% Change

Revenues	$1,982,142	$1,345,805	47%
Cost of revenues	1,242,767	1,171,405	6%
Gross profit	$739,375	$174,400	324%

Overall Gross Profit was $739,375 or 37% of revenues compared to $174,400 or 13% of revenues for the three months ended June 30, 2020 and 2019, respectively. We anticipate an increase in the overall gross margin for the full year reporting in 2020.

Operating Expenses

	For the Three Months Ended
	June 30,
	2020	2019	% Change
Operating expenses:
Sales and marketing	$122,473	$270,196	-55%
Engineering	352,970	289,986	22%
Research and development	149,566	487,738	-69%
Administration	1,023,947	872,972	17%
AI technologies	517,475	202,673	155%
Total operating expense	$2,166,431	$2,123,565	2%

Operating expenses were higher by 2% than the equivalent period in 2019 reflecting the increase in resources related to the Company’s anticipated growth. Research and development expenses decreased due to a shift of personnel cost to the AI technologies department as a result of increased focus in this area. The increase in engineering during the period is a result of additional staff added and resource tools expenditures. Sales and marketing expense decreased due to fluctuation in personnel. Administration expenses increased mostly due to reclassing senior management from the individual departments to administration. AI technologies costs were higher as the result of additional growth in this area.

Loss From Operations

The loss from operations for the three months ended June 30, 2020 was $1,427,056 and $1,949,165 loss from operations for the same period in 2019. The decrease in losses from operations are the result of higher revenues and gross margins for the period together with an increase in operating expenses. The losses are expected to be temporary but with the uncertainty of the current Novel Coronavirus (Covid-19) crisis they are unlikely to be offset for the full year as the anticipated growth in business from new contracts is expected to be delayed by at least six months.

Other Income/Expense

Interest expense for the three months ended June 30, 2020 was $58,243 versus interest expense of $3,692 in the equivalent period in 2019. The increase is mainly due to the non-cash debt discount amortization.  Interest income will be more significant during the year due to the large amount of cash on deposit as a result of the 2020 Offering.  Interest income from cash on deposit was $19,410 at June 30, 2020 versus $3,066 in the same period of 2019.

Net Loss

The net loss for the three months ended June 30, 2020 and 2019 was $1,465,889 and $1,949,791, respectively. The 25% decrease in net loss was mostly attributed to the increase in revenues for the same period. Net loss per common share was $0.42 and $1.09 for the three months ended June 30, 2020 and 2019, respectively.

Comparison for the Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended
	June 30,
	2020	2019

Revenue	$2,973,087	$5,697,886
Cost of revenue	2,130,847	3,392,642
Gross profit	842,240	2,305,244
Operating expenses	4,357,211	4,207,960
Loss from operations	(3,514,971)	(1,902,716)
Other income (expense)	(97,967)	(2,906)
Net loss	$(3,612,938)	$(1,905,622)

Revenues

	For the Six Months Ended
	June 30,
	2020	2019	% Change
Revenues:
Projects	$1,933,083	$4,903,429	-61%
Technical support	727,311	602,075	21%
Consulting services	134,469	192,382	-30%
AI technologies	178,224	—	100%
Total revenue	$2,973,087	$5,697,886	-48%

The majority of the decrease in overall revenues for the quarter is due to slower than anticipated start to two contract awards by one customer pending resolution of certain terms and conditions.  One of these contracts has now been received.  In addition, the current pandemic related to the Novel Coronavirus (COVID-19) has impacted both expected receipt of awards and delays in execution due to travel and other restrictions.  These delays have impacted the technology systems revenue portion of our business, but the impact for the full year is uncertain at this time.  The Company continues to make improvements in our project build and delivery process largely as a result of the investment in the establishment of the Engineering and Operations center in 2018 which has shortened delivery times on major projects.

Technical support revenues were higher in the quarter as the result of a new service agreement with a current customer. The renewals of existing contracts have somewhat offset this impact and we believe that a shift to the next generation of technology systems which are currently being installed will have a positive impact going forward. The technical support revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from new customers which will be coming on-line in the next several months.

The Consulting services recorded a decrease in revenue in the six months ended June 30, 2020.  The decrease in consulting is related to the Novel Coronavirus (COVID-19) which has impacted both expected receipt of awards and delays in execution due to travel and other restrictions.

Cost of Revenues

	For the Six Months Ended
	June 30,
	2020	2019	% Change
Cost of revenues:
Projects	$1,479,058	$3,060,643	-52%
Technical support	469,030	261,665	79%
Consulting services	72,260	70,334	3%
AI technologies	110,499	—	100%
Total cost of revenues	$2,130,847	$3,392,642	-37%

Cost of revenues on projects decreased in line with the decrease in revenues but with the overall improvement in costs in revenues. The overall gross margin was positively impacted during the period compared to the equivalent period in 2019 due to tighter cost controls on production of systems and the efficiencies gained through the implementation of projects at the Operations and Engineering Center prior to customer deployment. This positive trend is expected to continue as the Company continues its focus on reducing the costs of delivery and streamlining execution. Cost of revenues increased on technical support as a result of increase of staff to support the growth. The consulting services costs of revenue were only slightly higher due to the proportion of the revenue from licensing. The AI technologies recorded their first quarter of cost of revenue during the second quarter of 2020. The Company expects to continue the growth with new revenue from existing customers which will be coming on-line in the next several months.

Gross Profit

	For the Six Months Ended
	June 30,
	2020	2019	% Change

Revenues	$2,973,087	$5,697,886	-48%
Cost of revenues	2,130,847	3,392,642	-37%
Gross profit	$842,240	$2,305,244	-63%

Gross Profit was $842,240 or 28% of revenues compared to $2,305,244 or 40% of revenues for the six months ended June 30, 2020 and 2019, respectively. The overall gross margin was much lower during the period compared to the equivalent period in 2019 but due to a continued focus on build costs and savings through efficiency the overall impact was mitigated.  We previously reported significant increase in personnel in anticipation of increased execution and support requirements for the second half of 2020 and management will continue to review pending orders to ensure appropriate staffing. As previously discussed, the implementation of ASC 606 covering revenue from contracts with customers, can have a temporary impact on overall gross margin during previous reporting periods as certain costs are recognized ahead of revenues. The effects of this are typically within a quarter and over the project cycle there is expected to be no material impact.

Operating Expenses

	For the Six Months Ended
	June 30,
	2020	2019	% Change
Operating expenses:
Sales and marketing	$262,325	$520,620	-50%
Engineering	665,406	624,549	7%
Research and development	555,958	871,160	-36%
Administration	2,039,498	1,807,645	13%
AI technologies	834,024	383,986	117%
Total operating expense	$4,357,211	$4,207,960	4%

Operating expenses were higher by 4% than the equivalent period in 2019 reflecting the increase in resources related to the Company’s anticipated growth. Sales and marketing expense decreased due to fluctuation in personnel in addition to travel restrictions due to the Novel Coronavirus (COVID-19).  Research and development expenses decreased due to personnel expenses transferred to the AI department. The increase in engineering during the period is a result of improved resourcing and tools necessary for increased efficiencies going forward.  Administration expenses increased mostly due to reclassing senior management from the individual departments to administration and one-time expenses related to the equity fundraising and to the Company’s listing on the Nasdaq during the first quarter. AI technologies costs were higher as the result of additional growth in this area and resources allocated from the research and development department.

Loss From Operations

The loss from operations for the six months ended June 30, 2020 was $3,514,971 and the loss from operations for the same period in 2019 was $1,902,716. The 85% increase in loss from operations was mostly due to the overall decrease in revenue for the period and lower than usual gross margin for the six-month period ending June 30, 2020.

Interest Expense

Interest expense for the six months ended June 30, 2020 was $127,175 and the interest expense for same period in 2019 was $6,313. The increase is mainly due to the non-cash debt discount amortization.

Other Income

Other income for the six months ended June 30, 2020 and 2019 was $29,208 and $3,407, respectively. The increase in other income is due to a higher balance in the money market banking account for the first six-month period in 2020.

Net Loss

The net loss for the six months ended June 30, 2020 and 2019 was $3,612,938 and $1,905,622, respectively. The increase in net loss is mostly attributed to the overall decrease in revenue for the period and lower than usual gross margin for the six-month period ending June 30, 2020.  Net loss per common share was $1.16 and $1.14 for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of June 30, 2020, the Company has a working capital of $4,991,582 and a net loss of $3,612,938 for the six months ended June 30, 2020.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	June 30, 2020	June 30, 2019
Net cash used in operating activities	$(3,152,753)	$(2,711,334)
Net cash used in investing activities	(179,202)	(226,549)
Net cash provided by financing activities	8,650,492	2,009,266
Net increase (decrease) in cash	$5,318,537	$(928,617)

Net cash used in operating activities for the six months ended June 30, 2020 was $3,152,753 and net cash used during the same period of 2019 was $2,711,334. The increase in net cash used in operations for the six months ended June 30, 2020 was the result of higher expenditures related to current and future project execution in anticipation of new projects.  In addition, there are a number of changes in assets and liabilities compared to the previous period that added to the use of cash in operations.  Notable changes were a significant decrease in accounts payable and along with decrease in accrued expenses reflecting better availability of working capital as a result of the recent capital raise. In addition, cash is being used to further development activities within our TrueVue360 subsidiary where there are no current offsetting revenues during this period.

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 were $179,202 and $226,549, respectively, representing a decrease in investments in various fixed assets during the six months of 2020.

Net cash provided in financing activities for the six months ended June 30, 2020 was $8,650,492 and for the same period of 2019 was $2,009,266. Cash flows provided in financing activities during the six-month period in 2020 were primarily attributable to a significant capital raise undertaken during the period in conjunction with listing on the Nasdaq Capital Market.  Cash flows from financing activities during 2019 were primarily attributable to support of operations and repayment of one short term note and short-term credit facilities offset by proceeds from a warrant exercise from which the Company derived cash proceeds.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2020, we have funded our operations through a combination of a recent capital raise, revenues generated, and cash received from ongoing project execution and associated maintenance revenues. As of August 11, 2020, we had cash on hand of approximately $4,624,900. We have approximately $135,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had working capital of $4,991,582 and an accumulated deficit of $36,353,653 at June 30, 2020. During the same period in 2019, the Company had negative working capital of $543,920 and an accumulated deficit of $32,175,455.

Upon completion of the 2020 Offering, management raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. Since the advent of the Covid-19 pandemic, he Company has experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients. We continue to be successful in identifying new business opportunities and are focused on re-establishing a backlog of projects. Most importantly, the Company’s success in increasing its working capital surplus after receiving proceeds from the 2020 Offering of more than $8.1 million has given us the runway required to maintain our business strategy overall. Management has been and continues to take actions including, but not limited to, elimination of certain costs that did not contribute to short term revenue, re-aligning management with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 1,632 shares of common stock for services to the members of the board during the second quarter of 2020.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Paycheck Protection Program Note, dated April 23, 2020, issued to BBVA USA
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: August 14, 2020	By:	/s/ Gianni B. Arcaini
Gianni B. Arcaini Chairman and Chief Executive Officer

Date: August 14, 2020	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer