Form 10-Q
period 2020-09-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2020-11-12
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of November 9, 2020, Duos Technologies Group, Inc. had outstanding 3,534,015 shares of common stock, par value $0.001 per share.

SIGNATURES	41

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,116,582	$56,249
Accounts receivable, net	1,339,786	2,611,608
Contract assets	184,235	1,375,920
Prepaid expenses and other current assets	618,492	716,598

Total Current Assets	6,259,095	4,760,375

Property and equipment, net	336,486	260,181
Operating lease right of use asset	257,367	430,146

OTHER ASSETS:
Software Development Costs, net	5,000	20,000
Patents and trademarks, net	65,757	61,598
Total Other Assets	70,757	81,598

TOTAL ASSETS	$6,923,705	$5,532,300

 (Continued)

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	December 31,
	2020	2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$702,611	$2,641,437
Accounts payable - related parties	7,950	12,791
Notes payable - financing agreements	70,991	42,299
Notes payable - related parties, net of discounts	—	905,373
Line of credit	—	27,615
Payroll taxes payable	3,146	115,111
Accrued expenses	989,397	393,272
Current portion - financing lease agreements	87,091	45,072
Current portion-operating lease obligations	247,182	239,688
Current portion-SBA loan	863,845	—
Contract liabilities	332,751	8,661
Deferred revenue	707,244	936,428

Total Current Liabilities	4,012,208	5,367,747

Finance lease payable	126,597	89,026
Operating lease obligations	18,958	202,797
SBA loan	546,425	—

Total Liabilities	4,704,188	5,659,570

Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,485,000 shares available to be designated
Series A redeemable convertible cumulative preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at September 30, 2020 and December 31, 2019, convertible into common stock at $6.30 per share	—	—
Series B convertible cumulative preferred stock, $1,000 stated value per share, 15,000 shares designated; 1,705 and 1,705 issued and outstanding at September 30, 2020 and December 31, 2019, convertible into common stock at $7 per share	1,705,000	1,705,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 3,535,339 and 1,982,039 shares issued, 3,534,015 and 1,980,715 shares outstanding at September 30, 2020 and December 31, 2019, respectively	3,536	1,982
Additional paid-in capital	39,730,665	31,063,915
Total stock & paid-in-capital	41,439,201	32,770,897
Accumulated deficit	(39,062,232)	(32,740,715)
Sub-total	2,376,969	30,182
Less: Treasury stock (1,324 shares of common stock at September 30, 2020 and December 31, 2019)	(157,452)	(157,452)
Total Stockholders' Equity (Deficit)	2,219,517	(127,270)

Total Liabilities and Stockholders' Equity (Deficit)	$6,923,705	$5,532,300

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUES:
Technology systems	$672,951	$1,921,306	$2,606,034	$6,954,062
Technical support	502,502	229,008	1,229,813	701,552
Consulting services	50,216	48,087	184,685	240,673
AI technologies	56,280	—	234,504	—

Total Revenues	1,281,949	2,198,401	4,255,036	7,896,287

COST OF REVENUES:
Technology systems	601,814	984,805	2,080,872	4,045,448
Technical support	333,721	158,785	802,751	420,451
Consulting services	12,301	29,352	84,561	99,686
AI technologies	39,182	—	149,681	—

Total Cost of Revenues	987,018	1,172,942	3,117,865	4,565,585

GROSS PROFIT	294,931	1,025,459	1,137,171	3,330,702

OPERATING EXPENSES:
Sales & marketing	173,197	214,979	435,522	735,599
Engineering	280,897	339,282	946,303	963,831
Research and development	215,831	273,555	771,789	1,144,715
Administration	1,991,408	852,584	4,030,906	2,660,227
AI technologies	340,441	476,960	1,174,465	860,947

Total Operating Expenses	3,001,774	2,157,360	7,358,985	6,365,319

LOSS FROM OPERATIONS	(2,706,843)	(1,131,901)	(6,221,814)	(3,034,617)

OTHER INCOME (EXPENSES):
Interest Expense	(6,260)	(12,783)	(133,435)	(19,095)
Other income, net	4,524	615	33,732	4,021

Total Other Income (Expense)	(1,736)	(12,168)	(99,703)	(15,074)

NET LOSS	$(2,708,579)	$(1,144,069)	$(6,321,517)	$(3,049,691)

Basic & Diluted Net Loss Per Share	$(0.77)	$(0.63)	$(1.95)	$(1.78)

Weighted Average Shares-Basic & Diluted	3,528,128	1,817,289	3,247,954	1,715,480

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three Months and Nine Months ended September 30, 2020 and 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2019	1,705	$1,705,000	1,982,039	$1,982	$31,063,915	$(32,740,715)	$(157,452)	$(127,270)
Common stock issued	—	—	1,542,188	1,542	9,251,586	—	—	9,253,128
Stock options granted to employees	—	—	—	—	8,100	—	—	8,100
Stock issuance cost	—	—	—	—	(1,001,885)	—	—	(1,001,885)
Common stock issued for services	—	—	1,611	2	7,498	—	—	7,500
Net loss for the three months ended March 31, 2020	—	—	—	—	—	(2,147,049)	—	(2,147,049)
Balance March 31, 2020	1,705	1,705,000	3,525,838	3,526	39,329,214	(34,887,764)	(157,452)	5,992,524
Modification of employee stock options	—	—	—	—	102,800	—	—	102,800
Stock options granted to employees	—	—	—	—	88,170	—	—	88,170
Common stock issued for services	—	—	1,632	2	7,498	—	—	7,500
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(1,465,889)	—	(1,465,889)
Balance June 30, 2020	1,705	1,705,000	3,527,470	3,528	39,527,682	(36,353,653)	(157,452)	4,725,105
Stock options granted to employees	—	—	—	—	165,491	—	—	165,491
Common stock issued for services	—	—	7,869	8	37,492	—	—	37,500
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(2,708,579)	—	(2,708,579)
Balance September 30, 2020	1,705	$1,705,000	3,535,339	$3,536	$39,730,665	$(39,062,232)	$(157,452)	$2,219,517

(Continued)

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

For the Three Months and Nine Months ended September 30, 2020 and 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2018	2,830	$2,830,000	1,505,883	$1,505	$27,416,802	$(30,269,833)	$(149,459)	$(170,985)
Commons stock issued for warrants exercised	—	—	214,286	214	1,649,786	—	—	1,650,000
Stock options granted to employees	—	—	—	—	21,892	—	—	21,892
Net Income for the three months ended March 31, 2019	—	—	—	—	—	44,169	—	44,169
Balance March 31, 2019	2,830	2,830,000	1,720,169	1,719	29,088,480	(30,225,664)	(149,459)	1,545,076
Commons stock issued for warrants exercised	—	—	76,634	77	513,943	—	—	514,020
Stock repurchase	—	—	—	—	—	—	(1,151)	(1,151)
Stock options granted to employees	—	—	—	—	6,241	—	—	6,241
Stock issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Net loss for the three months ended June 30, 2019	—	—	—	—	—	(1,949,791)	—	(1,949,791)
Balance June 30, 2019	2,830	2,830,000	1,796,803	1,796	29,598,664	(32,175,455)	(150,610)	104,395
Commons stock issued for warrants exercised	—	—	19,642	20	151,230	—	—	151,250
Series B preferred converted to common stock	(750)	(750,000)	107,143	107	749,893	—	—	—
Stock options granted to employees	—	—	—	—	6,884	—	—	6,884
Common stock issued for services	—	—	2,483	2	19,164	—	—	19,166
Debt discount from warrants issued with promissory note	—	—	—	—	146,779	—	—	146,779
Stock Repurchase	—	—	—	—	—	—	(6,842)	(6,842)
Net loss for the three months ended September 30, 2019	—	—	—	—	—	(1,144,069)	—	(1,144,069)
Balance September 30, 2019	2,080	$2,080,000	1,926,071	$1,925	$30,672,614	$(33,319,524)	$(157,452)	$(722,437)

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash from operating activities:
Net loss	$(6,321,517)	$(3,049,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,121	136,108
Stock based compensation	261,761	35,017
Modification of employee stock options	102,800	—
Interest expense related to debt discounts	94,627	9,401
Changes in assets and liabilities:
Accounts receivable	1,271,822	124,810
Contract assets	1,191,685	379,136
Prepaid expenses and other current assets	331,456	(562,263)
Operating lease right of use asset	172,778	(509,958)
Accounts payable	(1,938,824)	461,701
Related payable-related party	(4,841)	(682)
Payroll taxes payable	(111,965)	(195,120)
Accrued expenses	648,625	27,804
Operating lease obligation	(176,345)	534,415
Contract liabilities	324,090	(1,141,088)
Deferred revenue	(229,184)	126,534
Net cash used in operating activities	(4,223,911)	(3,623,876)

Cash flows from investing activities:
Purchase of patents/trademarks	(8,185)	(11,595)
Purchase of fixed assets	(216,401)	(133,039)
Net cash used in investing activities	(224,586)	(144,634)

Cash flows from financing activities:
Repurchase of common stock	—	(7,993)
Repayments of line of credit	(27,615)	(2,689)
Repayments of related party notes	—	(80,000)
Issuance cost	(1,001,885)	(10,000)
Repayments of notes payable	(1,000,000)	—
Repayments of insurance and equipment financing	(204,659)	(207,187)
Repayment of finance lease	(42,046)	(10,851)
Proceeds from SBA loan	1,410,270	—
Proceeds from notes payable-related parties	—	1,080,000
Proceeds from notes payable	—	250,000
Proceeds from equipment leasing	121,637	—
Proceeds from common stock issued	9,253,128	—
Proceeds from warrants exercised	—	2,315,268
Net cash provided by financing activities	8,508,830	3,326,548

Net increase (decrease) in cash	4,060,333	(441,962)
Cash, beginning of period	56,249	1,209,301
Cash, end of period	$4,116,582	$767,339

(Continued)

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid	$32,768	$5,728

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$52,500	$19,166
Lease right of use asset and liability	$644,245	$—
Note issued for financing of insurance premiums	$233,350	$217,804
Debt discount on Notes issued	$—	$12,500
Note issued for equipment financing lease	$—	$102,928

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (the “duostech Group”), through its operating subsidiaries, Duos Technologies, Inc. (“duostech”) and TrueVue360, Inc (“TrueVue360”, duostech Group and duostech, collectively the “Company”) develops and deploys cutting-edge technologies that will help to transform precision railroading, logistics and inter-modal transportation operations.  Additionally, these unique patented solutions can be employed into many other industries.

The Company has developed the Railcar Inspection Portal (RIP) that provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are in transit.  The system, which incorporates a variety of sophisticated optical technologies, illumination and other sensors, scans each passing railcar to create an extremely high-resolution image set from a variety of angles including the undercarriage.  These images are then processed through various methods of artificial intelligence algorithms to identify specific defects and/or areas of interest on each railcar.  This is all accomplished within seconds of a railcar passing through our portal.  This solution has the potential to transform the railroad industry immediately increasing safety, improving efficiency and reducing costs.  The Company has successfully deployed this system with several Class 1 railroad customers and anticipates an increased demand in the future.   Government agencies can conduct digital inspections combined with the incorporated AI to improve rail traffic flow across borders which also directly benefits the Class 1 railroads through increasing their velocity.

The Company has also developed the Automated Logistics Information System (ALIS) which automates and reduces/removes personnel from gatehouses where trucks enter and exit large logistics and intermodal facilities.  This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline operations, significantly improve operations, security and importantly dramatically improves the vehicle throughput on each lane the technology is deployed.

The Company has built a portfolio of IP and patented solutions that creates “actionable intelligence” using two (2) core native platforms called centraco® and praesidium®.   All solutions provided include a variant of both applications.  Centraco is designed primarily as the user interface to all our systems as well as the backend connection to 3rd party applications and databases through both Application Programming Interfaces (APIs) and Software Development Kits (SDKs).  This interface is browser based and hosted within each one of our systems and solutions.  It is typically also customized for each unique customer and application.  Praesidium typically resides as middleware in our systems and manages the various image capture devices and some sensors for input into the Centraco software.

The Company also developed a proprietary Artificial Intelligence (AI) software platform, truevue360™ with the objective of focusing the Company’s advanced intelligent technologies in the areas of AI, deep machine learning and advanced multi-layered algorithms to further support our solutions.

The Company also provides professional and consulting services for large data centers and has been developing a system for the automation of asset information marketed as dcVue™.  The Company is now deploying its dcVue software. This software is used by Duos’ consulting auditing teams. dcVue is based upon the Company’s OSPI patent which was awarded in 2010. The Company offers dcVue available for license to our customers as a licensed software product.

The Company’s strategy is to deliver operational and technical excellence to our customers; expand our RIP and ALIS solutions into current and new customers focused in the Rail, Logistics and U.S. Government Sectors; offer both CAPEX and OPEX pricing models to customers that increases recurring revenue, backlog and improves profitability; responsibly grow the business both organically and through selective acquisitions; and finally promote a performance-based work force where employees enjoy their work and incentivized to excel and remain with the Company.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not indicative of the results that may be expected for the year ending December 31, 2020 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020.

Reverse Stock-Split

All share and per share amounts have been presented to give retroactive effect to a 1 for 14 reverse stock-split that occurred in January 2020.

Reclassifications

The Company reclassified certain operating expenses for the three and nine months ended September 30, 2019 to conform to 2020 classification.  There was no net effect on the total operating expenses of such reclassification.

The following table reflects the reclassification adjustment effect in the three and nine months ended September 30, 2019:

	Before Reclassification		After Reclassification
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2019		2019
OPERATING EXPENSES:
Selling and marketing expenses	$98,311	Sales and marketing	$214,979
Salaries, wages and contract labor	1,438,608	Engineering	339,282
Research and development	97,273	Research and development	273,555
Professional fees	43,903	AI technologies	476,960
General and administrative expenses	479,265	Administration	852,584

Total Operating Expenses	$2,157,360		$2,157,360

	Before Reclassification		After Reclassification
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019		2019
OPERATING EXPENSES:
Selling and marketing expenses	$336,433	Sales and marketing	$735,599
Salaries, wages and contract labor	4,045,689	Engineering	963,831
Research and development	328,403	Research and development	1,144,715
Professional fees	188,876	AI technologies	860,947
General and administrative expenses	1,465,918	Administration	2,660,227

Total Operating Expenses	$6,365,319		$6,365,319

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of September 30, 2020, balance in one financial institution exceeded federally insured limits by approximately $3,660,890.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2020, three customers accounted for 42% (“Customer 1”), 20% (“Customer 2”) and 11% (“Customer 3”) of revenues. For the nine months ended September 30, 2019, two customers accounted for 66% and 14% of revenues.  In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period.  Each of the customers referenced has the following termination provisions:

•

For Customer 1, termination can be made, prior to delivery of products or services, in the case where either party breach any of its obligations under the agreement with the Company. The other party may terminate the agreement effective fifteen (15) Business Days following notice from the non-defaulting party, if the non-performance has not been cured within such period, and without prejudice to damages that could be claimed by the non-defaulting party. Either party may terminate the agreement if the other party becomes unable to pay its debts in the ordinary course of business; goes into liquidation (other than for the purpose of a genuine amalgamation or restructuring); has a receiver appointed over all or part of its assets; enters into a composition or voluntary arrangement with its creditors; or any similar event occurs in any jurisdiction, all to the extent permitted by law.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

•

For Customer 2, prior to delivery of products or services, either party may terminate the agreement with the Company upon the other party’s material breach of a representation, warranty, term, covenant or undertaking in the agreement if, within thirty (30) days following the delivery of a written notice to the defaulting party setting forth in reasonable detail the basis of such default, the defaulting party has not rectified such default to the reasonable satisfaction of the non-defaulting party. Failure to perform due to a force majeure condition shall not be considered a material default under the agreement. Either party may terminate the agreement upon the other party’s material breach of a representation, warranty, term, covenant or undertaking in the agreement if, within thirty (30) days following the delivery of a written notice to the defaulting party setting forth in reasonable detail the basis of such default, the defaulting party has not rectified such default to the reasonable satisfaction of the non-defaulting party. Failure to perform due to a force majeure condition shall not be considered a material default under the agreement.

•

For Customer 3, prior to delivery of products or services if the customer terminates the statement of work for convenience, no refund, of any advance payments, will be due to Customer 3. ln the event of a material breach by the Company, which breach is not cured, or cure has not begun within 30 days of written notice to the Company by Customer 3, Customer 3 may terminate this statement of work for cause. In the event of termination by Customer 3 for cause, the Company shall reimburse Customer 3 any unused prepaid fees on a pro rata basis.

At September 30, 2020, three customers accounted for 58%, 13% and 11% of accounts receivable. At December 31, 2019, two customers accounted for 68% and 10% of accounts receivable. Much of the credit risk is mitigated since all of the customers listed here are Class 1 railroads with a history of timely payments to us.

Geographic Concentration

Approximately 30% of revenue is generated from two customers outside of the United States. These customers are Canadian and Mexican, both of which are Class 1 railroads operating in the United States.

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

September 30, 2020

(Unaudited)

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At September 30, 2020, there was an aggregate of 1,587,553 outstanding warrants to purchase shares of common stock. At September 30, 2020, there was an aggregate of 411,898 shares of employee stock options to purchase shares of common stock. Also, at September 30, 2020, 243,571 common shares were issuable upon conversion of Series B convertible preferred stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

In addition, the Company has adopted ASC 606-10-55-21 such that if the cost incurred is not proportionate to the progress in satisfying the performance obligation, we adjust the input method to recognize revenue only to the extent of the cost incurred. Therefore, the Company will recognize revenue at an equal amount to the cost of the goods to satisfy the performance obligation. To accurately reflect revenue recognition based on the input method, the Company has adopted the implementation guidance as set out in ASC-606-10-55-187 through 192. (see Note 8)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Segment Information

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2022, and we do not expect it to have a material effect on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – LIQUIDITY

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $6,321,517 for the nine months ended September 30, 2020. During the same period, net cash used in operating activities was $4,223,911. The working capital surplus and accumulated deficit as of September 30, 2020 were $2,246,887 and $39,062,232 respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the first quarter of 2020 (the “2020 Offering”).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Upon completion of the 2020 Offering, management raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. Since the advent of the Covid-19 pandemic, the Company has experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients.  We continue to be successful in identifying new business opportunities and are focused on re-establishing a backlog of projects. Most importantly, the Company’s success in increasing its working capital surplus after receiving proceeds from the 2020 Offering of more than $8.1 million has given us the runway required to maintain our business strategy overall.  In addition, the Company was successful in securing a loan of $1.4M during the second quarter from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. Management has been and continues to take actions including, but not limited to, elimination of certain costs that did not contribute to short term revenue, re-aligning management with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During the current quarter, management has taken further significant actions including reorganizing senior management and selectively improving organizational efficiency to effectively grow the business as the expected order flow resumes later in the year and in 2021.

Management believes that, at this time, we have eliminated the substantial doubt for the Company to continue as a going concern. We are executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations. However, if we experience a significant increase in business in 2021 beyond current forecasts, we may require an increase in working capital next year.  The Company has already identified a source for increased investment through existing shareholders although such investment is not assured the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on this increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate sufficient revenue and to attain consistently profitable operations. Although the current global pandemic related to the Novel Coronavirus (Covid-19)  has affected our operations,  and we do believe this is  expected to be a long-term issue, the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least 12 months from the date of this report.  As further support for this position, we have experienced an increase in new contracts during the quarter.

NOTE 3 – SOFTWARE DEVELOPMENT COSTS

In 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third-party and had passed the preliminary project stage prior to capitalization.  Software development costs consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Software Development Costs	$60,000	$60,000
Less: Accumulated amortization	(55,000)	(40,000)
Total	$5,000	$20,000

Amortization expense of software development costs for the nine months ended September 30, 2020 and 2019, was $15,000 and $15,000, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 4 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	September 30, 2020		December 31, 2019
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$2,129	7.31%	$28,500	7.31%
Third Party - Insurance Note 2	25,970	5.26%	—	6.36%
Third Party - Insurance Note 3	15,437	—%	13,799	—
Third Party - Insurance Note 4	27,455	—	—	6.36%
Total	$70,991		$42,299

The Company entered into an agreement on December 23, 2019 with its insurance provider by issuing a $28,500 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 7.31% payable in monthly installments of principal and interest totaling $2,218 through October 23, 2020. The balance of Insurance Note 1 as of September 30, 2020 and December 31, 2019 was $2,129 and $28,500, respectively.

The Company entered into an agreement on April 15, 2019 in the amount of $51,940 with an annual interest rate of 6.36% payable (Insurance Note 2) with monthly installments of principal and interest totaling $5,326 through December 15, 2019 and the Company renewed the policy on April 15, 2020 in the amount of $51,379 with an annual interest rate of 5.26% payable in monthly installments of principal and interest totaling $5,263 through December 15, 2020. At September 30, 2020 and December 31, 2019, the balance of Insurance Note 2 was $25,970 and zero, respectively.

The Company entered into an agreement on September 15, 2019 in the amount of $13,799 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy, secured by 5 installment payments.  The Company renewed the policy on September 15, 2020, secured by 12 monthly installments.  At September 30, 2020 and December 31, 2019, the balance of Insurance Note 3 was $15,437 and $13,799, respectively.

The Company entered into an agreement on February 3, 2019 in the amount of $141,058 with an annual interest rate of 6.36% payable in monthly installments of principal and interest totaling $14,520 (Insurance Note 4) through December 3, 2019. The policy renewed on February 3, 2020 in the amount of $165,375 with seven monthly installments of $13,726. At September 30, 2020 and December 31, 2019, the balance of Insurance Note 4 was $27,455 and zero, respectively.

Finance Lease

The Company entered into an agreement on August 26, 2019 with an equipment leasing provider by issuing a $147,810 equipment finance lease payable, secured by a note, with an annual interest rate of 12.72% payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022.  The Company entered into an additional agreement on May 22, 2020 with same equipment leasing provider by issuing a $121,637 equipment finance lease payable, secured by a note, with an annual interest rate of 9.90% payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At September 30, 2020 and December 31, 2019, the balance of the notes was $213,688 and $134,098 respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

At September 30, 2020, future minimum lease payments due under Finance Lease is as follows:

As of December 31,	Amount
2020	$26,647
2021	106,588
2022	86,735
2023	23,515
Total minimum financial lease payments	$243,485
Less: interest	(29,797)
Total lease liability at September 30, 2020	$213,688
Less: current portion of Finance Lease	(87,091)
Long Term portion of Finance Lease	$126,597

Notes Payable – Related Parties

	September 30, 2020		December 31, 2019
Payable To	Principal	Interest	Principal	Interest

Related party	$—	3%	$267,000	3%
Related party	—	3%	733,000	3%
Total	—		1,000,000
Less unamortized discounts	—		(94,627)
Total, net	$—		$905,373

The Company entered into an agreement with a related party on September 25, 2019 whereby the related party loaned the Company the aggregate principal amount of $267,000, pursuant to a note, repayable on June 25, 2020. The note carries an annual interest rate of 3%. In addition, the Company issued warrants permitting the related party to purchase for cash 11,920 shares of the Company’s common stock at a price of $7.70 per share. On June 22, 2020 the Company repaid this short-term note in the amount of $267,000. The balance of this note as of September 30, 2020 was zero.

The Company entered into an agreement with a related party on September 25, 2019 whereby the related party loaned the Company the principal aggregate in the amount of $733,000, pursuant to a note, repayable on June 25, 2020. The note carries an annual interest rate of 3% per annum. In addition, the Company issued warrants permitting the related party to purchase for cash 32,724 shares of the Company’s common stock at a price of $7.70 per share. On June 22, 2020 the Company repaid this short-term note in the amount of $733,000.  The balance of this note as of September 30, 2020 was zero.

The Company determined the relative fair value between the notes and the warrants on the issue date utilizing the Bi-nominal Lattice Pricing Model for the warrants. As a result, the Company allocated $146,779 to the warrants and was recorded as a debt discount with an offset to additional paid in capital in the accompanying unaudited consolidated financial statements. The fair value pricing model used the following assumptions: stock price $7.00, warrant exercise price $7.70, expected term of 5 years, expected volatility of 86% and discount rate of 1.609%.

For the nine months ended September 30, 2020, the Company recorded $94,627 for amortization of the debt discount discussed above to interest expense in the accompanying unaudited consolidated financial statements.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Notes Payable – SBA Loan

	September 30, 2020		December 31, 2019
Payable To	Principal	Interest	Principal	Interest*

SBA loan	$1,410,270	1%	$—
Total	1,410,270		—
Less current portion	(863,845)		—
Long term portion	$546,425		$—

On April 23, 2020, the Company entered into a promissory note (the “Note”) with BBVA USA, which provides for a loan in the amount of $1,410,270 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan has a two-year term and bears interest at a rate of 1.00% per annum (APR 1.014%). Monthly principal and interest payments are deferred for nine months after the date of disbursement. The Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company will apply for the PPP loan forgiveness as soon as the application is available.

NOTE 5 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed. The balance as of September 30, 2020 and December 31, 2019, was zero and $27,615, respectively, including accrued interest. This line of credit has been paid in full as of May 5, 2020.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

As of the date hereof, the Company has paid its delinquent payroll taxes and late fees in full. At September 30, 2020 and December 31, 2019, the payroll taxes payable balance of $3,146 and $115,111 includes accrued late fees in the amount of zero and $37,210, respectively.

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

The Company now has a total of office and warehouse space of approximately 14,603 square feet.

At September 30, 2020, future minimum lease payments due under Operating Leases are as follows:

As of December 31,	Amount
2020	$70,698
2021	213,568
Total minimum financial lease payments	$284,266
Less: interest	(18,126)
Total lease liability at September 30, 2020	$266,140
Less: current portion of Operating lease obligations	(247,182)
Long Term portion of Operating lease obligations	$18,958

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. We adopted ASU 2016-02 effective January 1, 2019, on a modified retrospective basis, without adjusting comparative periods presented. Effective January 1, 2019, the Company established a right-of-use model (ROU) asset and operating lease liability in the amount of $644,245. The right of use asset balance at September 30, 2020 was $257,367, the operating lease liability – current portion was $247,182 and the operating lease liability – long term portion was $18,958. This is the Company’s only lease whose term is greater than 12 months. The adoption of ASU 2016-02 did not materially affect our unaudited consolidated statement of operations or our unaudited consolidated statements of cash flows. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and to recognize all lease payments for leases with a term greater than 12 months on a straight-line basis over the lease term in our unaudited consolidated statements of operations.

Executive Severance Agreement

On July 10, 2020, Duos Technologies Group, Inc. (the “Company”) announced that the Chief Executive Officer and President of the Company (the “former CEO”) would retire from these positions, effective as of September 1, 2020 (the “CEO Transition”). In order to facilitate a transition of his duties, the Company and the former CEO entered into a separation agreement which became effective as of July 10, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, the former CEO’s employment with the Company ended on September 1, 2020 and will receive separation payments over a 36-month period equal to his base salary plus $75,000 as well as certain limited health and life insurance benefits. The Separation Agreement also contains confidentiality, non-disparagement and non-solicitation covenants and a release of claims by the former CEO who continues to serve as Chairman of the Board of Directors of the Company. The Separation Agreement resulted in a one-time charge of approximately $885,000 which will be amortized in equal amounts over the 36-month term of the agreement.

In accordance with the agreement the Company will pay to the Executive the total sum of  approximately $885,000, to be paid by the Company in biweekly installments over the thirty-six (36) month period beginning on the first regular Company pay period after September 1, 2020. Notwithstanding the foregoing, the status of the Executive as a “Specified Employee” as defined in Internal Revenue Code Section 409A has the effect of delaying any payments to Executive hereunder for six (6) months after the Separation Date. The Company will pay to the Executive on March 1, 2021, a lump sum amount equal to the first six (6) months of payments of approximately $148,000 owed to the Executive then continue to pay Executive in bi-weekly installments for thirty (30) months thereafter, as contemplated in the Employment Agreement.  In addition, the Company will pay one-half of the Executive’s current life insurance premiums for thirty-six (36) months of approximately $1,200 and provide and pay for the Executive’s health insurance for eighteen (18) months following the Separation of approximately $1,700. Unvested options in the amount of 50,358 became exercisable and vested in their entirety on the Separation Date ($95,127). The Company made payment of his attorneys’ fees for legal work associated with the negotiation and drafting of this Agreement of approximately $17,000.

The entire Separation Agreement is filed as an exhibit in this report.

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

September 30, 2020

(Unaudited)

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

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2020 and 2019, was $364,561 and $35,017, respectively, for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2020, the total compensation cost for stock options not yet recognized was $310,040. This cost will be recognized over the remaining vesting term of the options of approximately one year.

Employee Stock Options

A maximum of 178,572 shares were made available for grant under the 2016 Plan, as amended, and all outstanding options under the Plan provide a cashless exercise feature. The maximum number of shares was increased by shareholder approval to 321,429.  The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2016 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event. As of September 30, 2020, and December 31, 2019, options to purchase 411,898 shares of common stock and 163,010 shares of common stock were outstanding under the 2016 Plan, respectively. On April 1, 2020 the Board of Directors cancelled 161,402 options previously granted to existing employees and granted 310,290 options, of which 160,866 were replaced with new options carrying a $6.00 exercise price, 536 options were forfeited and a further 149,424 options were issued to existing employees, officers and directors carrying a $4.74 strike price with a vesting period ranging from 9 months to 21 months. The new stock options issued have a fair value of $370,312. The options that were cancelled and replaced were accounted for by valuing the original options on the day before they were cancelled and valuing the new options on the day of issuance. The inputs used were a stock price of $4.74 on the day of cancellation and $4.70 on the day of issuance, expected term of 2.5 years, expected volatility of 81%, no anticipated dividend and an interest rate of $0.255%. The difference between the valuations were recorded as one-time option expense given that options cancelled were already vested and the replacement options were immediately vested. The one-time expense for this cancellation and issuance was $102,800. The strike price of the cancelled options was $14.00.

During the current quarter, the Company’s Board of Directors granted 100,000 new stock options with a strike price of $4.18 per share to its new Chief Executive Officer.  These options were awarded as a one-time award as a hiring incentive and have a fair value of $193,388. The issuance of these options generated with stock option compensation expense this quarter in the amount of $11,921 and a balance of unamortized stock option compensation expense of $181,467, that will be expensed over the next 1.75 years.  In addition, 50,358 options previously issued to the Company’s former CEO became fully vested during the quarter and generated a stock option compensation expense in the amount of $95,127.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The Company has no expired employee stock options under the 2016 Plan at September 30, 2020 and 2019.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2018	160,143	$14.00	4.4	—
Granted	8,572	$14.00	5.0	—
Forfeited	(14,286)	$14.00	—	—
Outstanding at September 30, 2019	154,429	$14.00	3.4	—
Exercisable at September 30, 2019	145,857	$14.00	3.4	—

Outstanding at December 31, 2019	163,010	$14.00	3.4	—
Granted	410,290	$5.08	4.6	—
Cancelled/forfeited	(161,402)	$14.00	—	—
Outstanding at September 30, 2020	411,898	$5.13	4.6	—
Exercisable at September 30, 2020	212,832	$5.76	4.5	—

Warrants

The following is a summary of activity for warrants to purchase common stock for the nine months ended September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2018	1,815,182	$9.52	3.9	—
Warrants expired, forfeited, cancelled or exercised	(327,612)
Outstanding at September 30, 2019	1,487,570	$8.78	2.8	—
Exercisable at September 30, 2019	1,487,570	$8.78	2.8	—

Outstanding at December 31, 2019	1,521,250	$8.78	3.0	—
Warrants expired, forfeited, cancelled or exercised	(10,647)
Warrants issued	76,950	$9.00	2.6	—
Outstanding at September 30, 2020	1,587,553	$8.69	2.2	—
Exercisable at September 30, 2020	1,587,553	$8.69	2.2	—

Warrants issued were for the underwriters of the registered direct offering completed in the first quarter of 2020. They carry a strike price of $9.00 representing 150% of the offering price of $6.00 per share and vest 6 months after completion of the offering. In the current quarter, 10,647 warrants were cancelled of which 9,450 were exchanged for new warrants with the same terms and 1,197 expired.

NOTE 8 - REVENUE

Revenue Recognition and Contract Accounting

The Company generates revenue from four sources: (1) Technology Systems; (2) Technical Support; (3) Consulting Services and (4) AI Technology.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

At September 30, 2020 and December 31, 2019, contract assets on uncompleted contracts consisted of the following:

	September 30, 2020	December 31. 2019
Costs and estimated earnings recognized	$4,138,001	$3,700,124
Less: Billings or cash received	(3,953,766)	(2,324,204)
Contract assets	$184,235	$1,375,920

Contract Liabilities

Contract liabilities on uncompleted contracts represents billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At September 30, 2020 and December 31, 2019, contract liabilities on uncompleted contracts consisted of the following:

	September 30, 2020	December 31. 2019
Billings and/or cash receipts on uncompleted contracts	$662,426	$35,665
Less: Costs and estimated earnings recognized	(329,675)	(27,004)
Contract liabilities	$332,751	$8,661

A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

September 30, 2020

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Quantitative:

For the Three Months Ended September 30, 2020

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$994,370	$109,611	$23,020	$26,107	$22,345	$50,216	$56,280	$1,281,949

Major Goods and Service Lines

Turnkey Projects	$587,865	$49,595	$23,020	$5,886	$6,585	$—	$56,280	$729,231
Maintenance & Support	406,505	60,016	—	20,221	15,760	—	—	502,502
Data Center Auditing Services	—	—	—	—	—	47,831	—	47,831
Software License	—	—	—	—	—	2,385	—	2,385
	$994,370	$109,611	$23,020	$26,107	$22,345	$50,216	$56,280	$1,281,949

Timing of Revenue Recognition

Goods transferred over time	$587,865	$49,595	$23,020	$5,886	$6,585	$50,216	$56,280	$779,447
Services transferred over time	406,505	60,016	—	20,221	15,760	—	—	502,502
	$994,370	$109,611	$23,020	$26,107	$22,345	$50,216	$56,280	$1,281,949

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

For the Three Months Ended September 30, 2019

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets

North America	$1,562,792	$128,291	$21,613	$49,943	$387,675	$48,087	$2,198,401

Major Goods and Service Lines

Turnkey Projects	$1,361,811	$128,291	$13,807	$29,722	$387,675	$—	$1,921,306
Maintenance & Support	200,981	—	7,806	20,221	—	—	229,008
Data Center Auditing Services	—	—	—	—	—	48,087	48,087
Software License	—	—	—	—	—	—	—
	$1,562,792	$128,291	$21,613	$49,943	$387,675	$48,087	$2,198,401

Timing of Revenue Recognition

Goods transferred over time	$1,361,811	$128,291	$13,807	$29,722	$387,675	$48,087	$1,969,393
Services transferred over time	200,981	—	7,806	20,221	—	—	229,008
	$1,562,792	$128,291	$21,613	$49,943	$387,675	$48,087	$2,198,401

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

For the Nine Months Ended September 30, 2020

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$3,339,519	$236,498	$23,020	$73,477	$163,333	$184,685	$234,504	$4,255,036

Major Goods and Service Lines

Turnkey Projects	$2,401,552	$55,797	$23,020	$5,886	$119,779	$—	$234,504	$2,840,538
Maintenance & Support	937,967	180,701	—	67,591	43,554	—	—	1,229,813
Data Center Auditing Services	—	—	—	—	—	177,530	—	177,530
Software License	—	—	—	—	—	7,155	—	7,155
	$3,339,519	$236,498	$23,020	$73,477	$163,333	$184,685	$234,504	$4,255,036

Timing of Revenue Recognition

Goods transferred over time	$2,401,552	$55,797	$23,020	$5,886	$119,779	$184,685	$234,504	$3,025,223
Services transferred over time	937,967	180,701	—	67,591	43,554	—	—	1,229,813
	$3,339,519	$236,498	$23,020	$73,477	$163,333	$184,685	$234,504	$4,255,036

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

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

NOTE 9 – SUBSEQUENT EVENTS

On October 12, 2020, the Company hired a new Chief Operating Officer for its wholly owned subsidiary, Duos Technologies, Inc.  As an incentive to join the Company, the Company awarded 20,000, 5-Year stock options with a strike price of $4.18 and a fair value of $44,425 expensed over 24 months.

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

Overview

Duos Technologies Group, Inc. (the “Company”) was incorporated in Florida on May 31, 1994 under the original name of Information Systems Associates, Inc. (“ISA”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby duostech became a wholly owned subsidiary of the Company.  duostech was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, employs approximately 53 people and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, centraco®.

The Company has developed the Railcar Inspection Portal (RIP) that provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are in transit.  The system, which incorporates a variety of sophisticated optical technologies, illumination and other sensors, scans each passing railcar to create an extremely high-resolution image set from a variety of angles including the undercarriage.  These images are then processed through various methods of artificial intelligence algorithms to identify specific defects and/or areas of interest on each railcar.  This is all accomplished within seconds of a railcar passing through our portal. This solution has the potential to transform the railroad industry immediately increasing safety, improving efficiency and reducing costs. The Company has successfully deployed this system with several Class 1 railroad customers and anticipates an increased demand in the future. Government agencies can conduct digital inspections combined with the incorporated AI to improve rail traffic flow across borders which also directly benefits the Class 1 railroads through increasing their velocity.

The Company has also developed the Automated Logistics Information System (ALIS) which automates and reduces/removes personnel from gatehouses where trucks enter and exit large logistics and intermodal facilities. This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline operations, significantly improve operations, security and importantly dramatically improves the vehicle throughput on each lane the technology is deployed.

The Company has built a portfolio of IP and patented solutions that creates “actionable intelligence” using two (2) core native platforms called centraco® and praesidium®.   All solutions provided include a variant of both applications. Centraco is designed primarily as the user interface to all our systems as well as the backend connection to 3rd party applications and databases through both Application Programming Interfaces (APIs) and Software Development Kits (SDKs).  This interface is browser based and hosted within each one of our systems and solutions.  It is typically also customized for each unique customer and application. Praesidium typically resides as middleware in our systems and manages the various image capture devices and some sensors for input into the Centraco software.

The Company also developed a proprietary Artificial Intelligence (AI) software platform, truevue360™ with the objective of focusing the Company’s advanced intelligent technologies in the areas of AI, deep machine learning and advanced multi-layered algorithms to further support our solutions.

The Company also provides professional and consulting services for large data centers and has been developing a system for the automation of asset information marketed as dcVue™.  The Company is now deploying its dcVue software. This software is used by Duos’ consulting auditing teams. dcVue is based upon the Company’s OSPI patent which was awarded in 2010. The Company offers dcVue available for license to our customers as a licensed software product.

The Company’s strategy is to deliver operational and technical excellence to our customers; expand our RIP and ALIS solutions into current and new customers focused in the Rail, Logistics and U.S. Government Sectors; offer both CAPEX and OPEX pricing models to customers that increases recurring revenue, backlog and improves profitability; responsibly grow the business both organically and through selective acquisitions; and finally promote a performance-based work force where employees enjoy their work and incentivized to excel and remain with the Company.

Prospects and Outlook

The Company has made significant changes in the senior management team to include a new Chief Executive Officer with a wealth of experience successfully leading start-up and turn-around companies. In addition, the former divisional COO who has 20 years of experience with the Company delivering technology into rail, logistics, intermodal, and other industries, has been promoted to Chief Commercial Officer (CCO) of our wholly owned subsidiary, duostech. The duostech has also hired a divisional Chief Operating Officer (COO) with a strong background in operations in multiple former assignments. The Company’s CFO will continue in the same role providing continuity and multiple years of public company experience. The Company’s Board of Directors is being strengthened with the nomination of a retired Chief Operating Officer for a Class 1 railroad with more than 50 years of experience in the rail industry. The shareholders are currently voting on this appointment and the appointment of our CEO to the Board of Directors.

The new leadership team’s focus is to improve operational and technical execution which will in turn enable the commercial side of the business to expand RIP and ALIS delivery into existing customers. Even though COVID-19 is expected to still be an issue during 2021, the Company’s primary customers have indicated readiness to order more equipment and services based upon the Company’s current performance.

Additionally, the new CEO has directed that the Company make engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA) and Association of American Railroad (AAR) standards. Similar upgrades are also being developed to improve the ALIS system. These upgrades are anticipated to be released in the first and second quarters of 2021 and are expected to drive additional sales.

Lastly, the Company is increasing its focus in the rail industry to encompass passenger transportation and is currently in competition for a large, multi-year contract with a national rail carrier. If successful, the Company would deliver at least two RIP solutions along with a long-term services agreement in 2021.

Although the Company prospects and outlook is favorable for 2021 investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control.

Results of Operation

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	September 30,
	2020	2019

Revenue	$1,281,949	$2,198,401
Cost of revenue	987,018	1,172,942
Gross profit	294,931	1,025,459
Operating expenses	3,001,774	2,157,360
Loss from operations	(2,706,843)	(1,131,901)
Other income (expense)	(1,736)	(12,168)
Net loss	$(2,708,579)	$(1,144,069)

Revenues

	For the Three Months Ended
	September 30,
	2020	2019	% Change
Revenues:
Technology systems	$672,951	$1,921,306	-65%
Technical support	502,502	229,008	119%
Consulting services	50,216	48,087	4%
AI technologies	56,280	—	—
Total revenue	$1,281,949	$2,198,401	-42%

Overall revenues declined by 42% in the third quarter of 2020, solely due to a decline in technology systems revenues compared to the same quarter in 2019.  The decrease in technology system revenues is due to a delay in receiving an order for a large project which was initially planned for execution during the third quarter of 2020, but which will now be substantially completed in the fourth quarter.  Technical support revenues were higher in the quarter as the result of new service support. This is part of a major focus by the Company towards sustainable recurring revenues and this substantial increase is expected to continue going forward as more large projects complete installation. The maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue growth with new, long term recurring revenue from new customers which will be coming on-line in the next several months.

We recorded a small increase in consulting services recorded in revenue for the third quarter of 2020. The current pandemic related to the Novel Coronavirus (COVID-19) has impacted both expected receipt of awards and delays in execution due to travel and other restrictions. These delays will continue to impact the consulting services revenue portion of our business, but although the impact for the full year is uncertain at this time, it appears as if certain clients will be opening their facilities which should have a further positive impact on revenue going forward.

The AI technologies recorded their first quarter of revenue during the second quarter of 2020 and recorded additional revenues in the current quarter. The Company received a large ($2+ million) contract for AI related development from a large client which is expected to add revenues in the following quarters. The Company expects to continue the growth with new revenue from other existing customers which also will be coming on-line in the next several months.

Cost of Revenues

	For the Three Months Ended
	September 30,
	2020	2019	% Change
Cost of revenues:
Technology systems	$601,814	$984,805	-39%
Technical support	333,721	158,785	110%
Consulting services	12,301	29,352	-58%
AI technologies	39,182	—	—
Total cost of revenues	$987,018	$1,172,942	-16%

Cost of revenues on technology systems decreased during the period compared to the equivalent period in 2019, although at a slower rate than the decline in revenues. This is due to higher staffing costs related to project implementation which were put in place earlier in the year, prior to the impact from COVID-19.  There is a continued focus on build costs and savings through efficiency, but the Company has elected to maintain key employees in anticipation of expected sales of such systems through the end of this year and in 2021. Cost of revenues increased on technical support at a lower rate than the increase in revenue for technical support which is a positive trend going forward as more of the Company’s revenue comes from this recurring revenue business.

The consulting services recorded a substantial decrease in cost of revenues in the quarter reflecting the improvements in execution efficiency put in place from the Company’s new dcVue™ software. This trend is expected to continue as additional revenue from license sales of this software are recognized later this year and in 2021. The current pandemic related to the Novel Coronavirus (COVID-19) has impacted both expected receipt of awards and delays in execution due to travel and other restrictions.  These delays will impact the consulting services revenue portion of our business at this time.

The AI technologies recorded their second quarter of cost of revenue during the current quarter. The Company expects to continue the growth with new revenue from existing customers which will be coming on-line in the next several months.

Gross Profit

	For the Three Months Ended
	September 30,
	2020	2019	% Change

Revenues	$1,281,949	$2,198,401	-42%
Cost of revenues	987,018	1,172,942	-16%
Gross profit	$294,931	$1,025,459	-71%

Overall Gross Profit was $294,931 or 23% of revenues compared to $1,025,459 or 47% of revenues for the three months ended September 30, 2020 and 2019, respectively. The 71% decrease in Gross Margin is due to the higher overall cost of sales recorded during the quarter largely as a result of lower recorded revenues during the quarter due to implementation delays. The Company is maintaining enough key staff in Engineering, Software support and Project management in anticipation of an increase in revenues expected in the next several quarters in order that we may execute in a timely fashion against those orders. We anticipate an improvement in the overall gross margin for the full year reporting in 2020.

Operating Expenses

	For the Three Months Ended
	September 30,
	2020	2019	% Change
Operating expenses:
Sales and marketing	$173,197	$214,979	-19%
Engineering	280,897	339,282	-17%
Research and development	215,831	273,555	-21%
Administration	1,991,408	852,584	134%
AI technologies	340,441	476,960	-29%
Total operating expense	$3,001,774	$2,157,360	39%

Operating expenses were higher by 39% than the equivalent period in 2019 largely as the result of a one-time charge for severance payment due to the retirement of the Company’s former CEO in the amount of approximately $885,000.  Excluding this amount, expenses for continuing operations would have decreased overall by 2%.  The Company implemented some staff cuts in the quarter but maintained key personnel reflecting necessary resources related to the Company’s anticipated growth. Research and development and AI development expenses decreased due to the completion of the TrueVue360 platform and a focus shift to executing machine learning algorithms for current contracts that are expected to be complete by year end. The decrease in engineering expenses is largely due to no recruiting fees being incurred during this period. Sales and marketing expense also decreased due to fluctuations in staffing. Administration expenses increased significantly as discussed above relating largely to a one-time charge for severance costs and increased legal and hiring costs for the new CEO. These costs were offset by lower overall expenses in the other functional areas.

Loss from Operations

The loss from operations for the three months ended September 30, 2020 was $2,706,843 compared to a $1,131,901 loss from operations for the same period in 2019. The significant increase in losses from operations during the quarter are the result of lower revenues and gross margins for the period together with a large increase in operating expenses adversely impacted by one-time expenses for the replacement of the Company’s former CEO. The larger losses are an anomaly and expected to be temporary.  The Company expects to return to sustainable operating costs, but with the uncertainty of the current Novel Coronavirus (Covid-19) crisis, they are unlikely to be offset for the full year.  This is due to the anticipated growth in business from new contracts being delayed through most of this year.  We are seeing an uptick in new contracts which will manifest itself in the fourth quarter and for 2021.

Other Income/Expense

Interest expense for the three months ended September 30, 2020 was $6,260 versus interest expense of $12,783 in the equivalent period in 2019. The decrease is due to a reduction in interest bearing debt that was repaid in second quarter.  Interest income has been declining significantly due to the large decrease in interest rates over the past two quarters.  Interest income from cash on deposit was $4,524 for the quarter ended September 30, 2020 versus $615 in the same period of 2019.

Net Loss

The net loss for the three months ended September 30, 2020 and 2019 was $2,708,579 and $1,144,069, respectively. The 137% decrease in net loss was mostly attributed to the increase in Administration expenses as a result of one-time expenses related to the former CEO severance. Net loss per common share was $0.77 and $0.63 for the three months ended September 30, 2020 and 2019, respectively.

Comparison for the Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended
	September 30,
	2020	2019

Revenue	$4,255,036	$7,896,287
Cost of revenue	3,117,865	4,565,585
Gross profit	1,137,171	3,330,702
Operating expenses	7,358,985	6,365,319
Loss from operations	(6,221,814)	(3,034,617)
Other income (expense)	(99,703)	(15,074)
Net loss	$(6,321,517)	$(3,049,691)

Revenues

	For the Nine Months Ended
	September 30,
	2020	2019	% Change
Revenues:
Technology Systems	$2,606,034	$6,954,062	-63%
Technical support	1,229,813	701,552	75%
Consulting services	184,685	240,673	-23%
AI technologies	234,504	—	—
Total revenue	$4,255,036	$7,896,287	-46%

Most of the decrease in overall revenues for the nine months year to date is due to slower than anticipated contract awards by one customer pending resolution of certain terms and conditions. Both contracts have now been received and publicly announced. In addition, the current pandemic related to the Novel Coronavirus (COVID-19) impacted both expected receipt of awards and delays in execution due to travel and other restrictions. These delays have impacted the technology systems revenue portion of our business. The Company continues to make improvements in our project build and delivery process largely as a result of the investment in additional skills and management. The new management in place have been tasked with moving the Company from a single project focus, to develop capabilities for the delivery of multiple systems to multiple clients with reduced field time required for installation and fixes.

Technical support revenues were significantly higher in the nine-month period as the result of new service agreements starting with current customers. The renewals of existing contracts earlier this year have also contributed to the revenue growth and while we expect this growth to continue, it will be at slower rate in the near future as some older systems are taken offline and service contracts not renewed. Anticipated new deployments will offset this impact and we believe that a shift to the next generation of technology systems which are currently being installed will continue to have an overall positive impact going forward. The technical support revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from new customers which will be coming on-line in the next several months.

The consulting services recorded a decrease in revenue in the nine months ended September 30, 2020. The decrease in consulting is related to the Novel Coronavirus (COVID-19) which has impacted both expected receipt of awards and delays in execution due to travel and other restrictions. This is expected to be resolved in the fourth quarter and 2021.

Cost of Revenues

	For the Nine Months Ended
	September 30,
	2020	2019	% Change
Cost of revenues:
Technology Systems	$2,080,872	$4,045,448	-49%
Technical support	802,751	420,451	91%
Consulting services	84,561	99,686	-15%
AI technologies	149,681	—	—
Total cost of revenues	$3,117,865	$4,565,585	-32%

Cost of revenues on projects decreased with the decrease in revenues but the overall improvement in costs in revenues was muted by some cost increases related to additional work required on existing installations and delays related to COVID-19. This negative trend is not expected to continue as the Company continues its focus on reducing the costs of delivery and streamlining execution. Cost of revenues increased on technical support as a result of increase of staff to support the growth. The consulting services costs of revenue were reduced as a percentage of the revenue due to the proportion of the revenue from licensing of the associated software. The AI technologies recorded costs for two out of the three quarters for the nine-month period.

Gross Profit

	For the Nine Months Ended
	September 30,
	2020	2019	% Change

Revenues	$4,255,036	$7,896,287	-46%
Cost of revenues	3,117,865	4,565,585	-32%
Gross profit	$1,137,171	$3,330,702	-66%

Gross Profit was $1,137,171 or 27% of revenues compared to $3,330,702 or 42% of revenues for the nine months ended September 30, 2020 and 2019, respectively. The overall gross margin was much lower during the period compared to the equivalent period in 2019 due to the fixed costs related to maintaining a minimum staff to begin execution once orders were received, that were not offset by sufficient revenues as had been anticipated earlier in the year. The Company continues to focus on build costs and savings through efficiency which mitigated the overall impact of the foregoing. We previously reported significant increase in personnel in anticipation of increased execution and support requirements for the second half of 2020 and management will continue to review pending orders to ensure appropriate staffing.

Operating Expenses

	For the Nine Months Ended
	September 30,
	2020	2019	% Change
Operating expenses:
Sales and marketing	$435,522	$735,599	-41%
Engineering	946,303	963,831	-2%
Research and development	771,789	1,144,715	-33%
Administration	4,030,906	2,660,227	52%
AI technologies	1,174,465	860,947	36%
Total operating expense	$7,358,985	$6,365,319	16%

Operating expenses were 16% higher than the equivalent period in 2019 largely as a result of the one-time cost related to the separation agreement for the former Chief Executive Officer. Excluding these one-time charges, overall operating expenses were increased by 2% reflecting the increase in resources related to the Company’s anticipated growth. Sales and marketing expense decreased due to fluctuation in personnel in addition to travel restrictions due to the Novel Coronavirus (COVID-19). Research and development expenses decreased due to personnel expenses transferred to the AI department. The decrease in engineering expenses during the period is a result of improved resourcing and tools necessary for increased efficiencies that was undertaken earlier in the period. Administration expenses, beyond the one-time charge related to the separation agreement for the former Chief Executive Officer, were increased mostly due to one-time expenses related to the equity fundraising and to the Company’s listing on the Nasdaq during the first quarter. AI technologies costs were higher as the result of additional growth in this area and resources allocated from the research and development department. This trend will be reversed going forward as the Company has now completed the development work for its AI development platform.

Loss from Operations

The loss from operations for the nine months ended September 30, 2020 was $6,221,814 and the loss from operations for the same period in 2019 was $3,034,617. The 105% increase in loss from operations was mostly due to the overall decrease in revenue for the period, lower than usual gross margin for the nine-month period ending September 30, 2020 and one-time costs related to related to the separation agreement for the former Chief Executive Officer.

Interest Expense

Interest expense for the nine months ended September 30, 2020 was $133,435 most of which was incurred during the first six months and the interest expense for same period in 2019 was $19,095. The increase is mainly due to costs related to short-term debt funding, all of which has been repaid.

Other Income

Other income for the nine months ended September 30, 2020 and 2019 was $33,732 and $4,021, respectively. The increase in other income is due to a higher balance in the money market banking account for the nine-month period in 2020.

Net Loss

The net loss for the nine months ended September 30, 2020 and 2019 was $6,321,517 and $3,049,691, respectively. The increase in net loss is mostly attributed to the overall decrease in revenue for the period, lower than usual gross margin for the nine-month period ending September 30, 2020 and certain one-time charges related to personnel actions including the replacement of the former Chief Executive Officer. Net loss per common share was $1.95 and $1.78 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of September 30, 2020, the Company has a working capital of $2,246,887 and a net loss of $6,321,517 for the nine months ended September 30, 2020.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	September 30, 2020	September 30, 2019
Net cash used in operating activities	$(4,223,911)	$(3,623,876)
Net cash used in investing activities	(224,586)	(144,634)
Net cash provided by financing activities	8,508,830	3,326,548
Net increase (decrease) in cash	$4,060,333	$(441,962)

Net cash used in operating activities for the nine months ended September 30, 2020 was $4,223,911 and net cash used during the same period of 2019 was $3,623,876. The increase in net cash used in operations for the nine months ended September 30, 2020 was the result of higher expenditures related to current and future project execution in anticipation of new projects.  In addition, there are several changes in assets and liabilities compared to the previous period that added to the use of cash in operations.  Notable changes were a significant increase in accounts receivable and contract assets and a decrease in accounts payable reflecting better availability of working capital as a result of the recent capital raise. In addition, cash that was being used to further development activities for our AI platform is significantly reduced as well as the product generating revenues during this period.

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 were $224,586 and $144,634, respectively, representing an increase in investments in various fixed assets during the nine months of 2020 related to new technology offerings.

Net cash provided in financing activities for the nine months ended September 30, 2020 was $8,508,830 and for the same period of 2019 was $3,326,548. Cash flows provided in financing activities during the nine-month period in 2020 were primarily attributable to a significant capital raise undertaken during the period in conjunction with listing on the Nasdaq Capital Market.  Cash flows from financing activities during 2019 were primarily attributable to support of operations and repayment of one short term note and short-term credit facilities offset by proceeds from a warrant exercise from which the Company derived cash proceeds.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2020, we have funded our operations through a combination of a recent capital raise, revenues generated, and cash received from ongoing project execution and associated maintenance revenues. As of November 9, 2020, we had cash on hand of approximately $3,816,000. We have approximately $135,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Our current capital and revenues are enough to fund operations for at least the next 12 months.  However, the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on the business in the coming quarters.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $6,321,517 for the nine months ended September 30, 2020. During the same period, net cash used in operating activities was $4,223,911. The working capital surplus and accumulated deficit as of September 30, 2020 were $2,246,887 and $39,062,232 respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the first quarter of 2020 (the “2020 Offering”).

Upon completion of the 2020 Offering, management raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. Since the advent of the Covid-19 pandemic, the Company has experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients.  We continue to be successful in identifying new business opportunities and are focused on re-establishing a backlog of projects. Most importantly, the Company’s success in increasing its working capital surplus after receiving proceeds from the 2020 Offering of more than $8.1 million has given us the runway required to maintain our business strategy overall.  In addition, the Company was successful in securing a loan of $1.4M during the second quarter from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. Management has been and continues to take actions including, but not limited to, elimination of certain costs that did not contribute to short term revenue, re-aligning management with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During the current quarter, management has taken further significant actions including reorganizing senior management and selectively improving organizational efficiency to effectively grow the business as the expected order flow resumes later in the year and in 2021.

Management believes that, at this time, we have eliminated the substantial doubt for the Company to continue as a going concern. We are executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations. However, if we experience a significant increase in business in 2021 beyond current forecasts, we may require an increase in working capital next year.  The Company has already identified a source for increased investment through existing shareholders and although such investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on this increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue and to attain consistently profitable operations. Although the current global pandemic related to the Novel Coronavirus (Covid-19)  has affected our operations,  and we do believe this is  expected to be a long-term issue, the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least 12 months from the date of this report.  As further support for this position, we have experienced an increase in contracts during the quarter.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report. Based upon such evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in  SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 7,869 shares of common stock for services to the members of the board during the third quarter of 2020.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Separation Agreement, dated July 10, 2020, by and between Duos Technologies Group, Inc. and Gianni B. Arcaini.
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: November 12, 2020	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: November 12, 2020	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer