Form 10-K
period 2020-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2021-03-30
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-55497

———————

DUOS TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	65-0493217
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

6622 Southpoint Drive South, Suite 310

Jacksonville, Florida 32216

(Address of Principal Executive Offices)

(904) 296-2807

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting from that prepared or issued its audit report: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on June 30, 2020, was $14,244,100.  As of March 26, 2021, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 3,534,015.

Documents Incorporated by Reference: None.

DUOS TECHNOLOGIES GROUP INC.

2020 FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding our ability to continue as a going concern, our business plans, the ability to raise working capital and expectations as to market acceptance of our products. Forward-looking statements involve risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern, our ability to generate sufficient cash to continue and expand operations, the competitive environment generally and in our specific market areas, changes in technology, the availability of and the terms of financing, changes in costs and availability of goods and services, economic conditions in general and in our specific market areas, changes in federal, state and/or local government laws and regulations potentially affecting the use of our technology, changes in operating strategy or development plans and the ability to attract and retain qualified personnel. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions may prove to be incorrect. Our actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results, except as may be required by law.

ii

PART I

Item 1. Business.

Our Corporate History

Information Systems Associates, Inc. (“ISA”). was incorporated in Florida on May 31, 1994. Our original business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech™”) for the purposes of executing a merger between the two organizations (also known as a “reverse triangular merger”). Incorporated under the laws of Florida on November 30, 1990, duostech™ operated in various industry segments, specializing in the design, development and deployment of proprietary technology applications and turn-key engineered systems. This transaction was completed on April 1, 2015, whereby duostech™ became a wholly owned subsidiary of ISA.  After the merger was completed, ISA changed its corporate name to Duos Technologies Group, Inc. The Company, based in Jacksonville, Florida, oversees its wholly owned subsidiary, duostech™ which employs approximately 59 people and is a technology integrator, software applications and artificial intelligence (“AI”) company with a strong portfolio of intellectual property. The Company’s headquarters are located at 6622 Southpoint Drive South, Suite 310, Jacksonville, Florida 32216 and main telephone number is (904) 296-2807.

Overview

The Company, operating under its brand name duostech, designs, develops, deploys and operates intelligent technology solutions supporting rail, logistics and intermodal businesses that streamline operations, improve safety and reduce costs.  Our employee team include engineering subject matter expertise in hardware, software, artificial intelligence and information technology.

Our main offering, the Railcar Inspection Portal (RIP), provides both freight and transit railroad customers and select government agencies the ability to conduct fully automated railcar inspections of trains while they are moving at full speed.  The RIP utilizes a variety of sophisticated optical, laser and speed sensors to scan each passing railcar to create a high-resolution image-set of the top, sides and undercarriage.  These images are then processed with our edge data center using artificial intelligence (AI) algorithms to identify safety and security defects on each railcar.  Within minutes of the railcar passing through the RIP, a detailed report is sent to the customer where they are able to action items immediately.  This solution has the potential to transform the railroad industry increasing safety, improving efficiency and reducing costs. The Company has already deployed this system with several Class 1 railroads and anticipates an increased demand from transit and short line railroad customers along with selected government agencies that operate and/or manage rail traffic.  The Company currently operates with our RIP in Canada, Mexico and the United States and anticipates expanding this solution into Europe and Australia in coming years.

The Company has also developed the Automated Logistics Information System (ALIS) which automates gatehouse operations where transport trucks enter and exit large logistics and intermodal facilities. This solution incorporates a similar set of sensors, data processing and artificial intelligence to streamline the customer’s logistics transactions and tracking and can also automate the security and safety inspection if called for.  The Company has already deployed this system with one large North American retailer and anticipates increased demand from other large retailers, railroad intermodal operators and select government agencies that manage logistics and border crossing points.

To support the RIP and ALIS, the Company has developed two proprietary solutions that operate our software and artificial intelligence.  centraco® is an Enterprise Information Management Software platform that consolidates data and events from multiple sources into a unified and distributive user interface. Customized to the end user’s Concept of Operations (CONOPS), it provides improved situational awareness and data visualization for operational objectives.  centraco® supports the integration of data from existing systems, including cameras and other sensor-based systems, within the same user interface. With centraco®, authorized personnel can simultaneously view, monitor and analyze data and other events from multiple geographic locations.  truevue360™ is our fully integrated platform that we utilize to develop and deploy Artificial Intelligence (AI) algorithms, including Machine Learning, Computer Vision, Object Detection and Deep Neural Network-based processing for real-time applications. We develop and deploy turn-key intelligent applications that provide highly accurate results to automate and optimize our customer’s operations.

Another offering is our IT Asset Management (ITAM) solution which utilizes dcVue® to help data center operators more effectively manage mission critical assets.  This proprietary enterprise system utilizes intelligent bar code scanning technology, which quickly and seamlessly provides accurate, cataloged results for data center asset inventory and audit services.  We have over 15 years of experience physically reviewing data center equipment and documenting customer defined attributes associated to each piece of equipment such as location, make, model, asset tag, serial number, number of blades, and power connectivity. Our team of trained professionals will quickly and efficiently gather the required data without disruption to your data center’s operation. All of the solutions can be offered as service or through licensing, the end-user can perform the service internally.

The year 2020 brought significant challenges, changes and opportunities for our business that will be discussed in greater detail later in this report.  They include:

•

The up listing onto a national exchange (Nasdaq) in first quarter, 2020.

•

Responding to the COVID-19 pandemic beginning in first quarter, 2020 and which continues as of this report.

•

The delay of new orders from existing customers beginning in first quarter, 2020 with a restart being expected in second quarter 2021.

•

The retirement of Gianni Arcaini as Chairman and CEO, and the hiring of new CEO and Director Charles Ferry in third quarter, 2020.

•

Restructuring of the organization by establishing a CCO (Scott Carns) and hiring a new COO (Ben Eiser) in third quarter, 2020.

•

Addition of Mr. Edmond Harris, former COO of CSX and CN, to our Board of Directors in fourth quarter, 2020.

duostech™

Over the past 10 years, duostech™ has developed a series of industry specific technologies some of which are described below.

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

Under current practice, inspections are conducted manually, a very labor intensive and inefficient process that only covers a select number of inspection points and can take several hours per train. Our Railcar Inspection Portal can reduce this inspection to minutes while the train is moving at speed improving safety, reducing dwell time and optimizing maintenance.

Our system combines high-definition image and data capture technologies with our AI-based analytics applications that are typically installed on active tracks located between two rail yards. We inspect railcars traveling through our inspection portal at speeds of up to 70 mph and report mechanical anomalies detected by our system to the inbound train yard, well ahead of the train entering the yard.

Currently, three Class 1 railroads are operating our rip® technology with the ultimate objective to change inspection regulations that would allow replacement of the current manual inspection (in the yard) with our fully automated process.

Rail Inspection Portal rip® - Canadian Location	Operator Interface - centraco®

The following examples of automated detections are the result of the combination of our image capture technologies. Some of these mechanical defects, if unattended, could cause a derailment. Other examples of our AI-based detection applications include inspections at rail border crossings in support of the Customs and Border Protection Agency.

Body

Bogey Separated from Bearing Adapter

Illegal Riders

Damaged AEI Tag

Damaged Ladder

Oil Leak

Misaligned Bolster Spring

Open Hopper Bottom Hatch

Shaved Axel From Break Rod

Spring Out of Seated Position

Open Cargo Door

Open Hatch

Samples of Automated Detections

The Company continues to expand its detection capabilities through the development and integration of additional sensor technologies to include laser, infrared, thermal, sound and x-ray to process AI-based analytics of inspection points.

The following proprietary capture and sensor technologies are sold as stand-alone systems as well as sub-systems of the modular Railcar Inspection Portal system:

Vehicle Undercarriage Examiner (vue®)

A system that inspects the undercarriage of railcars (both freight and transit rail) traveling at speeds of up to 70 mph. We are currently developing an expanded version for higher speeds with additional sensor technologies.  We are developing additional algorithms for an increasing number of automated detection of anomalies, which we believe once completed and successfully tested, may have a significant impact on our revenues.

Thermal Undercarriage Examiner (t-vue™)

The Company has developed and deployed a new thermal undercarriage examiner. The system uses high-speed thermal imaging technology to inspect the thermal signature of undercarriage components. Thermal monitoring of component heat signatures while underway will provide indications of the overall operating health of the railcars that are not possible to observe during static yard inspections.

Enterprise Command and Control Suite (centraco®)

This intelligent user interface is at the core of all our systems and enables end users to connect to an unlimited number of operational sites from one central interface, the centraco® Enterprise Command and Control Suite. A multi-layered command and control interface, it is designed to function as the central point and aggregator for information consolidation, connectivity and communications. The platform is browser based and agnostic to the interconnected sub-systems. It provides full integration for seamless user credentialing and performs the following major functions:

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

•

Reporting: Tracking of data and events for statistical, pattern and/or forensic analysis. Features include mathematical, statistical and comparative data reporting as well as interoperability with third-party databases. Reports are customized to the end user’s data formats and infrastructure.

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

Automated Logistics Information Systems (alis™)

We have developed and deployed a proprietary intelligent system to automate security gate operations at nine distribution centers owned and operated by a national retail chain. Using similar technology that is used in our Rail Inspection Portal, this solution automates the process of entering and exiting a large logistics or intermodal yard.  This automates the logistics transaction, improves throughput and can also be used to automate security and maintenance screening/detection if desired by the customer.

Automated Gate Operation alis™ deployed at nine Kohl’s distribution centers

Markets

The opportunity for our Rail Inspection Portal business is substantial and our number one priority at this time.  We are currently providing this solution to three of seven Class 1 railroad operators with 10 systems already deployed.  Because of our early leadership position, we have been able to accumulate experience and intellectual property that would be time consuming and expensive for a new competitor to replicate.  Furthermore, we have given ourselves the ability to upgrade and scale our solutions with additional technologies in the future.  Recently, the new CEO directed our operations and technical teams to improve our current design to meet anticipated Federal Railroad Administration, or FRA and Association of American Railroads regulatory guidelines.  We currently estimate the total Class 1 railroads addressable market at 156 systems in North America alone. Between initial RIP installations, upgrades and long-term service agreements, we believe this equates to $800 million, which is realistically attainable in the coming years.  At the same time, we recognize that the technology life cycle is fast and evolving. Potential competitors could move into this sector, and it is possible that some Class 1 railroads could develop their own solutions that limit our total addressable market.

Another market we are pursuing as our second priority is using our Automated Logistics and Information Systems solution (alis™). Potential customers include commercial retail logistics and intermodal operators, Class 1 rail intermodal operators that are moving large amounts of automobiles, and U.S. Government agencies such as the Department of Defense and the Department of Homeland Security.  Today, we currently have 20 production systems in use, but we believe the greenfield opportunity here to be substantial. We have identified over 900 lanes of traffic within nearly 300 facilities as potential business opportunities in the near-term. The addressable market equates to well over $100 million.

Currently, we are focused on the North American market, but plan to expand globally in the future.

Patents and Trademarks

The Company holds a number of patents and trademarks for our technology solutions.  We protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We also actively engage in monitoring activities with respect to infringing uses of our intellectual property by third parties.

Specific Areas of Competition

One of our primary commercial goals is to develop innovative technology solutions and target potential “greenfield” market spaces in order to maximize our business footprint and give us the ability to help define the market parameters for the future.

With regards to our Railcar Inspection Portal (RIP), we currently have no direct competition domestically or globally.  There are several companies that do provide visual and optical (laser) based imaging systems, but they are specifically designed to focus on a single aspect of a railcar whereas our latest RIP will identify 50+ inspection points on each car.  This is not to be confused with track inspection technologies, where we do not compete with. We are the only company, to our best knowledge, that creates images of the entire car from multiple perspectives and with many inspection points.  Other companies that participate in the visual and optical (laser) based railcar inspection systems market include:

•

Trimble Rail Solutions/Beena Vision – Atlanta, GA – Trimble Rail Solutions is a conglomerate of companies focused on various aspects of the maintenance and construction of rail infrastructure or management of rail transportation assets.  In 2017, they acquired Beena Vision which focuses on wayside inspection systems to analyze specific aspects of a railcar such as wheels and brakes among other critical points.  All their systems are currently designed to focus on a singular aspect of a railcar.  While they do advertise a full-scale train imaging and inspection portal, it is generally not comparable to our offering nor, to our knowledge, has it been widely adopted by North American Class 1 railroads for automated wayside inspection purposes.

•

KLD Labs – Hauppauge, NY – KLD Labs develops and deploys wayside measurement and inspection systems for railcar inspection.  Like most others, their products are focused on singular aspects of a railcar such as wheels and brakes.  They have also developed some technologies for rail track assessment and measurement.

•

Class 1 Railroads – Some of the Class 1 railroads, such as Union Pacific, have worked to develop their own “in-house” solutions but are also specifically focusing on singular aspects of a railcar.

Our Automated Logistics Information System (ALIS) also represents an opportunity to expand into a very mature market with a major technology gap.  While most facilities, such as distribution centers, that process commercial trucks in and out have sophisticated software management applications for logistics control, they have most often not implemented an advanced gatehouse automation solution.  Historically, this category was referred to as “Automated Gate Systems” or AGS.  The purpose of AGS technology is to streamline entry in to and exit out of facilities.  The marketplace for this was mostly seaports and intermodal transfer facilities and was relatively expensive technology to deploy.  We identified a market gap with regards to distribution facilities that all currently utilize manual processes and heavy staffing to accomplish commercial truck entry and exit.  The barrier to entry for distribution centers was predominately “cost”, as well as the requirement for a different set of logistics management software and tools.  The current defined competition is as follows:

•

Nascent – Charlotte, NC – Their primary market focus has been on seaports and intermodal transfer facilities.

•

Potential End Users/Customers – In communications with potential customers, many have identified the desire to add this technology but have faced difficulties in finding companies offering a solution that meets their specific needs.

Due to the nature of our innovations, our current customer base, which is predominately in the railroad industry, constantly challenges us to develop new systems that do not yet exist in the marketplace.  Each of these opportunities for new product development is evaluated from both a business and technical perspective.  We evaluate the following: “can it technically be accomplished?”; “Does it leverage our core technology competencies”; and ultimately, “Is there a market for this product?”  Recently, we were asked to develop a variant of our Railcar Inspection Portal to assess for damaged automobiles being transported by the railroads.  This is a perfect example of being able to leverage our experience with imaging, system development and field deployment combined with an addressable market into penetrating a new greenfield.

Our Growth Strategy

Vision

Duos develops, deploys and operates cutting-edge technologies that help to transform precision railroading, logistics and intermodal transportation solutions.

Objectives

•

Improve our operational and technical execution, customer satisfaction and speed.

•

Expand Rail Inspection Portal and Automated Logistics Information System with current and future customers in Rail, Logistics and U.S. Government sectors.

•

Offer both CAPEX and OPEX pricing models that increase recurring revenue and improve profitability.

•

Form strategic partnerships that improve market access and credibility.

•

Improve policy, processes, and toolsets to become a viable platform for internal growth and for mergers and acquisitions.

•

Thoughtfully execute mergers and acquisitions once the business is more mature and profitable to expand offerings and/or capabilities.

•

Promote a performance-based work force where employees enjoy their work and are incentivized to excel and innovate.

Organic Growth

Our organic growth strategy is to continue our focus and prioritization in the rail, logistics and intermodal market space.  To ensure our success, the Company has made significant changes in the senior management team to include a new Chief Executive Officer who has years of experience successfully leading start-up and turn-around companies. In addition, the former divisional COO who has 20 years of experience with the Company delivering technology into rail, logistics, intermodal, and other industries, has been promoted to Chief Commercial Officer (CCO) of our wholly owned subsidiary, duostech. We have also hired a divisional Chief Operating Officer (COO) with a strong background in operations in multiple former assignments. The Company’s CFO will continue in the same role providing continuity and multiple years of public company experience. The Company’s Board of Directors is being strengthened with the addition of a retired Chief Operating Officer for a Class 1 railroad with more than 50 years of experience in the rail industry. The shareholders also approved the appointment of our CEO to the Board of Directors.

The new leadership team’s focus is to improve operational and technical execution which will in turn enable the commercial side of the business to expand RIP and ALIS delivery into existing customers. Even though the COVID-19 pandemic is expected to still be an issue during 2021, the Company’s primary customers have indicated readiness to order more equipment and services based upon the Company’s current performance.

Additionally, the new CEO has directed that the Company make engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA) and Association of American Railroad (AAR) standards. Similar upgrades are also being developed to improve the ALIS system.

Manufacturing and Assembly

The Company designs and develops technology solutions using a combination of in-house fabrication, commercial off-the-shelf technology, and outsourced manufacturing.  On-site installations are performed using a combination of in-house project managers and engineers and using third-party sub-contractors as needed.  Throughout the process of design, develop, deploy and operate, the Company maintains responsibility for all aspects.  Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control by our engineers. If not manufactured internally, we use third-party manufacturing partners to produce our hardware related components and hardware products and we most often complete final assembly, testing and quality control processes for these components and products. Our manufacturing processes are based on standardization of components across product types, centralization of assembly and distribution centers, and a “build-to-order” methodology in which products generally are built only after customers have placed firm orders. For most of our hardware products, we have existing alternate sources of supply.

Research and Development

The Company’s R&D and software development teams design and develop all systems and software applications with a combination of full-time in-house software engineers and outside contractors. Internal development allows us to maintain technical control over the design and development of our products. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and changing customer requirements characterize the markets in which we compete. We plan to continue to dedicate significant resources to research and development efforts, including software development, to maintain and improve our current product and services offerings.

Government Regulations

The Company has worked with various agencies of the federal government for more than 10-years including the Department of Homeland Security (“DHS”). When our solutions have been deployed into these agencies, they meet specific requirements for certification, safety and security that are stipulated in requirements and contract documents.  The Company is currently competing for other government related work and strictly follows the rules and regulations outlined in the Federal Acquisition Regulations.

Employees

We have a current staff of 59 employees of which 57 are full-time, the majority of which work in the Jacksonville area, none of which are subject to a collective bargaining agreement. We also have seven contract staff based in Europe who are primarily focused on our AI software development. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

We face risks related to the coronavirus (COVID-19 pandemic) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business has been adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have caused disruption and/or delays to our operations and sales activities. Our third-party manufacturers and our customers have been disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products could be delayed, which could continue to adversely affect our business, operations and customer relationships. In addition, the pandemic or other disease outbreak have had and may continue to have over the longer term a material adverse effect on the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and services and impact our operating results. There can be no assurance that any decrease in sales resulting from the pandemic will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of COVID-19 and the related public health measures and travel and business restrictions may adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and may in the future experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

Our products and services may fail to keep pace with rapidly changing technology and evolving industry standards.

The market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements and changes in customer requirements. In addition, both traditional and new competitors are investing heavily in our market areas and competing for customers. As next-generation video analytics technology continues to evolve, we must keep pace in order to maintain or expand our market position. We continue to introduce new product offerings focused on automating mechanical and security inspections in the rail, logistics, intermodal and government sectors as potential revenue drivers. If we are not able to successfully add staff resources with sufficient technical skills to develop and bring these new products to market in a timely manner, achieve market acceptance of our products and services or identify new market opportunities for our products and services, our business and results of operations may be materially and adversely affected.

The market opportunity for our products and services may not develop in the ways that we anticipate.

The demand for our products and services could change quickly and in ways that we may not anticipate. Our operating results may be adversely affected if the market opportunity for our products and services does not develop in the ways that we anticipate or if other technologies become more accepted or standard in our industry or disrupt our technology platforms.

Our revenues are dependent on general economic conditions and the willingness of enterprises to invest in technology.

We believe that operators in the business sectors we are focused on continue to be cautious about sustained economic growth and seek to maintain or improve profitability through cost control and constrained spending. While our core technologies are designed to address cost reduction, other factors may cause companies to delay or cancel capital projects, including the implementation of our products and services. In addition, the business sectors in which we are focused are under financial pressure to reduce capital investment which may make it more difficult for us to close large contracts in the immediate future. We believe there is a growing market trend toward more customers exploring operating expense models as opposed to capital expense models for procuring technology. We believe the market trend toward operating expense models will continue as customers seek ways of reducing their overhead and other costs. All of the foregoing may result in continued pressure on our ability to increase our revenue and may potentially create competitive pricing pressures and price erosion. If these or other conditions limit our ability to grow revenue or cause our revenue to decline our operating results may be materially and adversely affected.

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

Our accumulated deficit was approximately $39 million as of December 31, 2020. Our operating losses may continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until our revenues and margins increase at a rate greater than our expenses, which may not occur.

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

Patents may not be issued from the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks in the United States and other countries. We cannot assure you that we will obtain registrations of principal or other trademarks in key markets in the future. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenge from third parties to our use of our trademarks and brands.

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

Other companies, including our competitors, may develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents, and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Although we do not have operations outside North America at this time, we may compete for contracts in other countries in the future. Effective intellectual property protection may be unavailable, or limited, in some foreign countries in which we may do business, such as China. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. Our means of protecting our proprietary rights in the United States or abroad may not be adequate or competitors may independently develop similar technologies. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our technologies and products.

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

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by new technology disruption and developments. These may include new software applications or related services based on artificial intelligence, machine learning, or robotics. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants, start-up companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the use of mobile technologies, social media and cloud-based services, the risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of or damage to our systems and those of our clients, alliance partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data. In the past, we have experienced data security breaches resulting from unauthorized access to our and our service providers’ systems, which to date have not had a material impact on our operations, however, there is no assurance that such impacts will not be material in the future.

In providing services and solutions to clients, we may be required to manage, utilize and store sensitive or confidential client data, possibly including personal data, and we anticipate these activities to increase, including through the use of artificial intelligence, the internet of things and analytics. Unauthorized disclosure of sensitive or confidential client data, whether through systems failure, employee negligence, fraud, misappropriation, or other intentional or unintentional acts, could damage our reputation, could cause us to lose clients and could result in significant financial exposure. Similarly, unauthorized access to our or through our or our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy viruses, ransomware or other malicious software programs or social engineering attacks, could result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations. Cybersecurity threats are constantly expanding and evolving, thereby increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.

We depend on key personnel who would be difficult to replace, and our business plan will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management and certain key personnel. The competition for qualified management and key personnel, especially engineers, is intense. Although we maintain non-competition and non-disclosure covenants with all our key personnel, we do not have employment agreements with most of them. The loss of services of key employees, or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk.

As of December 31, 2020, two customers accounted for 86% of our accounts receivable. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. Additionally, our two largest customers accounted for approximately 68% of our total revenues for the year ended December 31, 2020. This concentration of credit risk makes us more vulnerable economically. The loss of any of these customers could materially reduce our revenues and net income, which could have a material adverse effect on our business.

The Company owed the IRS penalty payments in connection with the delinquent payment of payroll taxes.

The Company has subsequently paid its delinquent IRS payroll taxes and late fees.  At December 31, 2020 and December 31, 2019, the payroll taxes payable balance of $3,146 and $115,111 includes accrued late fees in the amount of zero and $37,210, respectively.  The remaining balance of $3,146 with the state of California will be remitted in 2021.

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

We are in a capital-intensive business and we may not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we may require additional funds from future equity or debt financings, including potential sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of shares of common stock into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

Our Board of Directors may issue and fix the terms of shares of our Preferred Stock without stockholder approval, which could adversely affect the voting power of holders of our Common Stock or any change in control of our Company.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of "blank check" preferred stock, with such designations rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of our Company.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends.  Accordingly, our stockholders will not realize a return on their investment unless the trading price of our common stock appreciates, which is uncertain and unpredictable. In addition, because we do not pay dividends, we may have trouble raising additional funds which could affect our ability to expand our business operations.

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

As a Florida corporation, we are subject to certain anti-takeover provisions that apply to public corporations under Florida law. Pursuant to Section 607.0901 of the Florida Business Corporation Act, or the Florida Act, a publicly held Florida corporation, under certain circumstances, may not engage in a broad range of business combinations or other extraordinary corporate transactions with an interested shareholder without the approval of the holders of two-thirds of the voting shares of the corporation (excluding shares held by the interested shareholder).

An interested shareholder is defined as a person who together with affiliates and associates beneficially owns more than 15% of a corporation’s outstanding voting shares. We have not made an election in our amended Articles of Incorporation to opt out of Section 607.0901.

In addition, we are subject to Section 607.0902 of the Florida Act which prohibits the voting of shares in a publicly held Florida corporation that are acquired in a control-share acquisition unless (i) our board of directors approved such acquisition prior to its consummation or (ii) after such acquisition, in lieu of prior approval by our board of directors, the holders of a majority of the corporation’s voting shares, exclusive of shares owned by officers of the corporation, employee directors or the acquiring party, approve the granting of voting rights as to the shares acquired in the control-share acquisition. A control-share acquisition is defined as an acquisition that immediately thereafter entitles the acquiring party to 20% or more of the total voting power in an election of directors.

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

The Company entered a new lease agreement of office and warehouse combination space of approximately 4,400 square feet on June 1, 2018 and ending May 31, 2021.  On December 21, 2020, this lease was extended to October 31, 2021.  This additional space allows for resource growth and engineering efforts for operations before deploying to the field.  The rent is subject to an annual escalation of 3%.

The Company now has a total of office and warehouse space of approximately 14,603 square feet.

Rental expense for the office lease during 2020 and 2019 was $279,975 and $262,710, respectively.

The Company is currently considering whether to extend our current leases or move to a new location and consolidate the Company into a single operating location in Jacksonville, FL.

Item 3. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting our Company, our common stock, our subsidiary or our Company’s or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “DUOT”. Our common stock was initially quoted on the OTCQB in 2008 under the symbol “IOSA”.

Authorized Capital

The Company is authorized to issue an aggregate number of 510,000,000 shares of capital stock, of which 10,000,000 shares are blank check preferred stock, $0.001 par value per share and 500,000,000 shares are common stock, $0.001 par value per share.

Series A Convertible Preferred Stock

Our board of directors has designated 500,000 of the 10,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock. As of December 31, 2020, we have no shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

Our board of directors has designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock.

Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise. Holders of Series B Convertible Preferred Stock will vote on an as converted basis on all matters on which the holders of common stock are entitled to vote, subject to beneficial ownership limitations. As of December 31, 2020, there are 1,705 shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”).  Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”), and the Company received proceeds of $4,500,000.  The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

Under the Purchase Agreement, the Company is required to hold a meeting of shareholders at the earliest practical date, but in no event later than June 25, 2021 (or July 26, 2021 in the event of a review of the proxy statement by the Securities and Exchange Commission (the “SEC”)).  Nasdaq Marketplace Rule 5635(d) limits the number of shares of common stock (or securities that are convertible into common stock) without shareholder approval.  The Company is required to obtain shareholder approval (the “Stockholder Approval”) in order to issue shares of common stock underlying the Series C Convertible Preferred Stock at a price less than the greater of book or market value which equal 20% or more of the number of shares of common stock outstanding before the issuance.  As described below, the terms of the Series C Convertible Preferred Stock limit its convertibility to a number of shares less than the 20% limit, until the Stockholder Approval is obtained.  If the Company does not obtain the Stockholder Approval at the first meeting, it is required to hold shareholder meetings every four months until the Stockholder Approval is obtained.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers.  Pursuant to the Registration Rights Agreement, the Company shall file with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series C Convertible Preferred Stock are convertible.  Subject to certain conditions, the Company must cause the registration statement to be declared effective by May 27, 2021 (or in the event of a full review by the SEC, by June 25, 2021).  The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

The Company’s Board of Directors has designated 5,000 shares as the Series C Convertible Preferred Stock.  Each share of the Series C Convertible Preferred Stock has a stated value of $1,000.  The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company.  Each share of Series C Convertible Preferred Stock has 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below).  Each share of Series C Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $5.50 (subject to adjustment).

The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”).  Notwithstanding anything to the contrary in the Certificate of Designation, until the Company has obtained Stockholder Approval, the Company may not issue upon the conversion of any share of Series C Convertible Preferred Stock a number of shares of common stock which, when aggregated with any shares of common stock issued upon conversion of any other shares of Series C Convertible Preferred Stock, would exceed 706,620 (subject to adjustment).

Approximate Number of Equity Security Holders

As of March 26, 2021, there were approximately 56 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Capital Market on March 26, 2021 was $10.45 per share.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2020 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Transfer Agent

The transfer agent and registrar for our Common Stock is Continental Stock Transfer & Trust located at 1 State Street, 30th Floor, New York, NY 10004-1561.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-K and other reports filed by the Company from time to time with the  Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of this Annual Report on Form 10-K, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our Company

Information Systems Associates, Inc. (“ISA”). was incorporated in Florida on May 31, 1994. Our original business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech™”) for the purposes of executing a merger between the two organizations (also known as a “reverse triangular merger”). Incorporated under the laws of Florida on November 30, 1990, duostech™ operated in various industry segments, specializing in the design, development and deployment of proprietary technology applications and turn-key engineered systems. This transaction was completed on April 1, 2015, whereby duostech™ became a wholly owned subsidiary of ISA.  After the merger was completed, ISA changed its corporate name to Duos Technologies Group, Inc. The Company, based in Jacksonville, Florida, oversees its wholly owned subsidiary, duostech™ which employs approximately 59 people and is a technology integrator, software applications and artificial intelligence (“AI”) company with a strong portfolio of intellectual property. The Company’s headquarters are located at 6622 Southpoint Drive South, Suite 310, Jacksonville, Florida 32216 and main telephone number is (904) 296-2807.

Plan of Operation

The Company’s growth strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and strategic acquisitions where appropriate. The Company provides its broad range of technology solutions with an emphasis on mission critical security, mechanical inspection and operations within the rail transportation sector including both freight and passenger modes. The Company is also enhancing its offerings for automating gatehouse operations for commercial clients and offers professional and consulting services for large data centers.

Specifically, based upon the current and anticipated business growth, the Company is investing in resources to focus on execution within its target markets, including but not limited to rail, distribution centers and data center operations. We continue to evaluate key requirements within those markets and add development resources to allow us to compete for additional projects to drive additional revenue growth.

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

For the year ended December 31, 2020 compared to December 31, 2019

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended
	December 31,
	2020	2019

Revenues	$8,039,448	$13,641,315
Cost of revenue	5,253,055	7,159,877
Gross profit	2,786,393	6,481,438
Operating expenses	9,420,821	8,887,960
Loss from operations	(6,634,428)	(2,406,522)
Other income (expense)	(113,007)	(64,360)
Net loss	(6,747,435)	(2,470,882)
Net loss applicable to common stock	$(6,747,435)	$(2,470,882)

Revenues

	For the Years Ended
	December 31,
	2020	2019	% Change
Revenues:
Technology systems	$4,956,130	$11,963,438	-59%
Technical support	1,801,043	1,377,459	31%
Consulting services	273,604	300,418	-9%
AI technologies	1,008,671	—

Total revenue	$8,039,448	$13,641,315	-41%

Revenues were substantially lower in 2020, largely as the result of significant delays in receiving expected new orders due to the Covid-19 pandemic, which became a factor late in the first quarter.  The effect of this was to postpone planned implementations that were originally anticipated during the year as well as impacting installations that were underway due to travel and other constraints.  Importantly, the Company received no cancellations of current contracts or expected orders and the order flow began to recover in the fourth quarter where revenues were substantially better than in the prior quarters.  Management focused its efforts during the slowdown to working on technology innovations and improvements in quality and execution, the results of which are expected to manifest themselves in 2021 and beyond.  Management believes this was an anomaly in the otherwise steady increase in overall revenues experienced in prior years driven by the strength of the technology systems portion of our business. The Company’s stable capital structure since the raise in early 2020 as well as certain organizational changes, enables us to more aggressively pursue large projects requiring the ability to deploy major resources. The temporary decrease in systems deployments was offset by an increase in technical support revenues which are recurring in nature.  This revenue source has been in transition for the past year as older legacy systems are replaced by the next generation of technology systems which are currently being installed. There is typically a lag of approximately 6 months from installation of a new system until the recurring revenue is recognized. The Company continues to replace the declining revenues from one customer with new, long term recurring revenue from new customers which will be coming on-line in the next several months. The maintenance and technical support revenues are driven by successful completion on projects and represent services and support for those installations. The expectation is that revenues from this area will continue to grow based on the success of multiple installations anticipated in 2021.

Our consulting services business is focused into the area of data center asset management. It experienced a decrease in revenues for 2020 due to the effects of the pandemic where two going projects were delayed significantly. The Company released a new version of its dcVue™ software which is anticipated to broaden market acceptance of its offerings. The software was beta tested at a financial institution with the objective of ultimately rolling out to additional locations and was deployed at a number of locations in 2020.  The division continues to execute consulting services engagements through its partners.

The AI technologies recorded their first quarter of revenue during the second quarter of 2020 and recorded additional revenues for the rest of the year. The Company received a large (over $2 million) contract for AI related development from a large client which is expected to add revenues in the following quarters in 2021. The Company expects to continue the growth with new revenue from other existing customers which also will be coming on-line in the next several months.

Cost of Revenues

	For the Years Ended
	December 31,
	2020	2019	% Change
Cost of revenues:
Technology systems	$3,665,493	$6,510,658	-44%
Technical support	1,109,741	528,966	110%
Consulting services	117,004	120,253	-3%
AI technologies	360,817	—	—
Total cost of revenues	$5,253,055	$7,159,877	-27%

Cost of revenues on technology systems decreased during the year compared to 2019, although at a slower rate than the decline in revenues. This is due to higher staffing costs related to project implementation which were put in place early in the year, prior to the impact from COVID-19.  There is a continued focus on build costs and savings through efficiency, but the Company has elected to maintain key employees in anticipation of expected sales of such systems in 2021. Cost of revenues overall increased on technical support at a higher rate than the increase in revenue for technical support which is a negative trend for the year albeit the rate of increase was lower for the last half of the year and this trend is expected to continue with the re-organization in operations and focus on costs.  Going forward the expectation is that more of the Company’s revenue will come from this recurring revenue business.

The consulting services recorded a small decrease in cost of revenues for the year reflecting the improvements in execution efficiency put in place from the Company’s new dcVue™ software. This trend is expected to continue as additional revenue from expected license sales of this software are recognized in 2021. The current pandemic related to COVID-19 has impacted both expected receipt of awards and delays in execution due to travel and other restrictions.  These delays will continue to impact the consulting services revenue portion of our business at this time.

The AI technologies recorded costs during the last three quarters of 2020. The Company expects to continue the growth with new revenue from existing customers which will be coming on-line in the next several months.

Gross Profit

	For the Years Ended
	December 31,
	2020	2019	% Change

Revenues	$8,039,448	$13,641,315	-41%
Cost of revenues	5,253,055	7,159,877	-27%
Gross profit	$2,786,393	$6,481,438	-57%

Gross profit was $2,786,393 or 35% of revenues compared to $6,481,438 or 48% of revenues for the years ended December 31, 2020 and 2019, respectively. The decrease in gross profit of 57% was mainly the result of the significant slowdowns in project revenues due to the delay in new orders as previously discussed.  This was offset by continued growth in our technical support and the positive effect of new revenues from the deployment of AI applications. It should be noted that the accounting treatment was changed to the ASC 606 reporting standard for 2019 and that the results compared with the previous year are now comparable. As previously discussed, the implementation of ASC 606 covering revenue from contracts with customers, has a temporary impact on overall gross margin as certain costs are recognized ahead of revenues. The Company recorded an overall increase in gross margin for the year compared to the prior year fourth quarter which is a positive trend highlighting that the business is starting a recovery from the pandemic delays in implementation.  Management anticipates the overall gross margins for the business to continue to improve in the coming year driven by higher sales from both existing and new customers and certain “economies of scale” from larger projects.  In late September 2020, the Company began several initiatives to improve margins from projects by focusing on costs of materials, implementation efficiencies and a better understanding of our overall costs for completing projects.  We also expect that the increase in recurring technical support revenues will continue to positively impact overall revenues with an expected increase in gross margin.

Operating Expenses

	For the Years Ended
	December 31,
	2020	2019	% Change
Operating expenses:
Sales and marketing	$717,809	$950,962	-25%
Engineering	1,358,925	1,254,235	8%
Research and development	1,022,188	1,479,334	-31%
Administration	5,011,913	3,987,941	26%
AI technologies	1,309,986	1,215,488	8%
Total operating expense	$9,420,821	$8,887,960	6%

Operating expenses were higher by 6% than in 2019 largely as the result of a one-time charge for severance payment due to the retirement of the Company’s former CEO in the amount of approximately $885,000.  Excluding this amount, expenses for continuing operations would have decreased overall by 4%.  The Company implemented some staff cuts during the year but maintained key personnel reflecting necessary resources related to the Company’s anticipated growth in 2021. Research and development and AI development expenses, as an aggregate, decreased due to the completion of the TrueVue360 platform and a focus shift to executing machine learning algorithms for current contracts that are expected to be complete by year end. The increase in engineering expenses is largely due to increased staffing for unfilled positions that were identified earlier in the year as necessary for implementing new projects in 2021. Sales and marketing expense also decreased due to fluctuations in staffing and limited travel expense as a result of the pandemic. Administration expenses increased significantly as discussed above relating largely to a one-time charge for severance costs and increased legal and hiring costs for the new CEO. These costs were offset by lower overall expenses in the other functional areas.

Loss From Operations

The losses from operations for the years ended, December 31, 2020 and 2019 were $6,634,428 and $2,406,522, respectively. The losses for 2020 were considerably higher than originally anticipated largely as the result of delayed revenues and one-time costs related to senior management severance as previously discussed.  The delayed revenues had a significant impact in that given the anticipated increase in business post-pandemic, and although certain staffing cuts were made, the Company elected to maintain key operations and technical staff to allow for a faster rebound.  These extra costs were financed through a CARES Act PPP loan in the amount of $1,410,270, the expectation being that because of the staff levels that were maintained, much or all of the loan would be forgiven in accordance with its terms (see Note 15).  The Company continues to focus on measures to move toward breakeven and profitability through a strategic plan that is being implemented in 2021.

Interest Expense

Interest expense for the years ended December 31, 2020 and 2019 were $150,137 and $69,322, respectively. The increase in interest expense was primarily due to the Company’s financing actions to fund certain staffing during the slowdowns experienced in the second and third quarters. This was partially offset by interest earned from substantial additional capital held in reserve (see Other Income).

Other Income

Other income for the years ended December 31, 2020 and 2019 was $ 37,130 and $4,962, respectively. The increase is money earned on deposits and which offsets some of the interest cost of short-term borrowings as previously discussed.

Net Loss

The net loss for the years ended December 31, 2020 and 2019 was $6,747,435 and $2,470,882, respectively. The large increase in net loss is primarily attributable to the decrease in revenues as previously discussed as well as certain one-time charges related to the former CEO severance. Net loss applicable to Common Stock was $6,747,435 in 2020 versus $2,470,882 in 2019, an increase of $4,276,553. Net loss per common share was $2.03 and $1.39 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of December 31, 2020, the Company has a cash balance of $3,969,100.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Years Ended
	December 31,
	2020	2019

Net cash used in operating activities	$(4,231,439)	$(4,019,560)
Net cash used in investing activities	(287,331)	(219,575)
Net cash provided in financing activities	8,431,621	3,086,083
Net increase (decrease) in cash	$3,912,851	$(1,153,052)

Net cash used in operating activities for the years ended December 31, 2020 and 2019 was $4,231,439 and $4,019,560, respectively. The slight increase in net cash used in operations for the year ended December 31, 2020 was due to higher operating costs which was offset by cash generated from our AI and technical support, the majority of which is recurring in nature.

Net cash used in investing activities for the years ended December 31, 2020 and 2019 was $287,331 and $219,575, respectively, representing continuing investments in computing and lab equipment during 2020 related to supporting the machine learning activities of TrueVue360.

Net cash provided in financing activities for the years ended December 31, 2020 and 2019 was $8,431,621 and $3,086,083, respectively. Cash flows provided by financing activities during 2020 were primarily attributable to proceeds from the issuance of common stock as a result of our registered direct offering in conjunction with up-listing to a national exchange.  We also received $1,410,270 in funding from the CARES Act PPP loan program.  This loan, including the deferred interest was forgiven. The Company accrued interest in the amount of $10,577 during 2020.

During 2020, we funded our operations through a combination of the sale of our equity (or equity linked) securities, non-equity based debt and through revenues generated and cash received from ongoing project execution, services and associated maintenance revenues. As of March 26, 2021, we have cash on hand of approximately $7,435,000. We have approximately $140,500 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on the continuation and expansion of operations and receipt of revenues. Our current capital and revenues are sufficient to fund such expansion although we are now less dependent on timely payments by our customers for projects and work in process, however we expect such timely payments to continue.

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

As reflected in the accompanying consolidated financial statements, the Company had a positive working capital of $2,167,058 and an accumulated deficit of $39,488,150 at December 31, 2020. During the same period in 2019, the Company had a negative working capital of $607,372 and an accumulated deficit of $32,740,715.  In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the first quarter of 2020 (the “2020 Offering”).

Upon completion of the 2020 Offering of approximately $8,200,000 after payment of expenses and fees, management has secured sufficient working capital to fund the Company for at least 12 months.  Although the Company continues to be successful in attracting new business and establishing a backlog of projects, the effects of business delays to starting and implementing identified projects manifested themselves during the year. The Company was able to maintain operations due to this additional working capital which was further bolstered with the CARES Act loan previously discussed.  This extra working capital allowed the Company to maintain key staffing and put us in a good position to move forward once the restrictions were lifted.  Most importantly, the Company has been successful in maintaining a sufficient working capital cushion despite the setbacks that were encountered during the year.

Management now believes that these actions allow the Company to continue as a going concern for the following 12 months and will continue to grow its business and achieve profitability without the absolute requirement to raise additional capital for existing operations. Management will continue to evaluate these plans in future filings.

Off Balance Sheet Arrangements

We have no off-balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress toward contract completion, valuation of warrants issued with debt and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition and Contract Accounting

The Company generates revenue from four sources: (1) Technology Systems; (2) Technical Support; (3) Consulting Services and (4) AI Technologies.

Technology Systems

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

AI Technologies

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

Multiple Elements

Arrangements with customers may involve multiple elements including project revenue and maintenance services in our Intelligent Technology Systems business. Maintenance will occur after the project is completed and may be provided on an extended-term basis or on an as-needed basis. In our consulting services business, multiple elements may include any of the above four sources. Training and maintenance on software products may occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product. Revenue recognition for a multiple element arrangement is as follows:

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

There are no reportable events under this item for the year ended December 31, 2020.

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

Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9b. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a list of our executive officers and directors. All directors serve one-year terms or until their successors are duly qualified and elected or his earlier resignation, removal or disqualification. The officers of the Company are elected by the Board.

Name	Age	Position
Charles P. Ferry	55	Chief Executive Officer, Director
Adrian G. Goldfarb	63	Chief Financial Officer
Connie L. Weeks	63	Chief Accounting Officer
Kenneth Ehrman(1)	50	Chairman
Blair M. Fonda(2)	55	Director
Edmond L. Harris(3)	71	Director
Ned Mavrommatis(4)	50	Director

———————

(1)	Chairman of the Board, member of the Compensation Committee and Corporate Governance and Nominating Committee
(2)	Chairman of the Audit Committee, member of the Compensation Committee
(3)	Chairman of the Corporate Governance and Nominating Committee, member of the Audit Committee
(4)	Chairman of the Compensation Committee, member of the Audit Committee and Corporate Governance and Nominating Committee.

Charles P. Ferry, Chief Executive Officer, Director

Mr. Ferry was appointed Chief Executive Officer, effective September 1, 2020.  Mr. Ferry was further appointed a Director on November 19, 2020 by a vote of the shareholders.  Mr. Ferry combines over three years of experience in the energy industry and seven years in the defense contracting industry following 26 years of active-duty service in the United States Army. Previously, Mr. Ferry had been involved in two companies in the defense industry holding positions including Director, Business Development and Operations, Vice President of Operations, and General Manager. From 2018 through 2020, Mr. Ferry was the Chief Executive Officer for APR Energy, a global fast-track power company. Prior to this, Mr. Ferry was the President and Chief Operating Officer of APR Energy from 2016 to 2018. From 2014 to 2016, Mr. Ferry was the General Manager for ARMA Global Corporation, a wholly owned subsidiary of General Dynamics, a defense contracting company that delivered Information Technology engineering, services, and logistics. Mr. Ferry was the Vice President of ARMA Global Corporation from 2010 to 2014 before being acquired by General Dynamics. From 2009 to 2010, Mr. Ferry was the Director, Business Development and Operations at Lockheed-Martin.  His leadership assignments in the U.S. Army include:  Director, NORAD-NORTHCOM Current Operations, Infantry Battalion Task Force Commander, Joint Special Operations Task Force Commander, Regimental and Battalion Operations Officer, and Airborne Rifle Company Commander.  His military leadership assignments include 48 months of combat in Somalia, Afghanistan and Iraq.

Mr. Ferry has an undergraduate degree from Brigham Young University.

The Board believes Mr. Ferry brings significant commercial and operational experience to the Company and has shown demonstrable leadership skills as both a Military officer with a distinguished service record and in leading companies to profitable growth.

Adrian G. Goldfarb, Chief Financial Officer

Mr. Goldfarb served as a Director from April 2010 to November 2020. Effective July 1, 2012, he was appointed as President and Chief Financial Officer of Information Systems Associates, Inc., which merged with Duos Technologies, Inc in April 2015 upon which he agreed to continue serving the merged company, Duos Technologies Group, Inc., as Chief Financial Officer and Director. Mr. Goldfarb managed the Company’s listing on the Nasdaq Capital Market in 2020. Prior to joining Duos, Mr. Goldfarb served as CFO for Ecosphere Technologies, overseeing growth from $0 to $24 million and profitability. Mr. Goldfarb was also Managing Director of WSI Europe, a division of the Weather Channel from 1998 until 2002. From 2002 to 2007, Mr. Goldfarb served as interim-CFO for MOWIS GmbH, a Weather Technology Media start-up company which was successfully sold to a large European media group. Mr. Goldfarb’s extensive business and financial experience includes10-years at a subsidiary of Fujitsu where he served as Director of Operations for a new software venture. Mr. Goldfarb started his formal career at IBM and was given responsibility for an account team focused on Latin America and Southeast Asia.

Mr. Goldfarb also currently serves as non-Executive Chairman of GelStat Corporation, a public company engaged in the development and marketing of homeopathic and natural supplements. Mr. Goldfarb is a 35-year technology industry veteran including more than 25 years in information technology.

The Board believes Mr. Goldfarb’s significant experience in financial stewardship of small public companies will be of great value to the Company as it grows. Mr. Goldfarb has over 40 years of business experience in technology companies including more than 12-years as CFO of public companies.  Mr. Goldfarb did his initial accounting training in London and graduated “cum laude” with a business degree specializing in Finance from Rutgers University, Newark, NJ. Mr. Goldfarb also has more than 20 years’ experience in financial derivatives including model development for valuation of complex financial instruments and has served as a consultant for small companies dealing with restructuring issues.

Connie L. Weeks, Chief Accounting Officer

Ms. Weeks has been a key member of the Company for 35 years and now serves as Chief Accounting Officer with responsibility for all aspects of financial reporting, internal controls, and cash management.

Ms. Weeks has over 40 years of operational accounting experience and is responsible for overseeing and managing the day-to-day accounting and financial reporting, internal controls, and cash management. She has been a key member of the Duos team progressing from an assistant to the staff accountant and subsequently being promoted to roles with increasingly more responsibility including serving as Vice President of Finance and Corporate Controller. In 2015, when the Company became public, Ms. Weeks continued to serve as VP of Finance, overseeing the Audit process and interfacing with PCAOB auditors, managing the audit process. As the Company’s most senior female executive, Ms. Weeks is actively engaged with management and provides guidance on diversity matters and has also taken courses in Human Resources. Ms. Weeks attended Florida State College of Jacksonville where she majored in Accounting.

The Board believes that Ms. Weeks’s long service with the Company and her expertise in the areas of project accounting is of considerable value to the Company.

Kenneth Ehrman, Director

Mr. Ehrman joined the Board on January 31, 2019.  He was elected as Chairman of the Board in November 2020 and is a member of the Compensation and Corporate Governance and Nominating Committees. He currently serves as an independent consultant to several high-technology companies in supply chain/logistics and transportation. Mr. Ehrman advises technology companies focused on solutions for these industries and joins the Company with a strong background in technology. As an innovator in intelligent machine-to-machine (“M2M”) wireless technology and industrial applications of the Internet of Things (“IoT”), Mr. Ehrman has been awarded more than 20 patents in wireless communications, mobile data, asset tracking, power management, cargo and impact sensing, and connected car technology. Mr. Ehrman previously served as Chief Executive Officer of I.D. Systems, Inc. (“IDS”), a company he founded in 1993 as a Stanford University engineering student, pioneering the commercial use of radio frequency identification (“RFID”) technology for industrial asset management. Under Mr. Ehrman’s leadership, IDS began trading on the NASDAQ in 1999 and was named one of North America’s fastest growing technology companies by Deloitte in 2005, 2006, and 2012. During his tenure at IDS, Mr. Ehrman received multiple awards, including Deloitte Entrepreneur of the Year and Ground Support Worldwide Engineer/Innovator Leader. He also served on the Board of Financial Services, Inc. from 2012 to2016 before it was successfully sold to a large financial software company.

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

Edmond L. Harris, Director

Mr. Harris was appointed as a Director on November 19, 2020 and serves as Chairman of the Corporate Governance and  Nominating Committee and serves as a member of the Audit Committee. From April 2010 until his retirement in April 2011, Mr. Harris served as Executive VP of Operations at Canadian Pacific Railway. In December of 2011 he was appointed to CP’s Board, where he served until May of 2012.  He also served as Omnitrax’s Chairman of the Board (a privately held regional railroad company in Denver, CO).  He served as Executive Vice President of Operations at Canadian National Railway Company (“CN”) from March 2005 to January 2007, as its Senior Vice President of Operations from July 2003 to March 2005, and as Chief Transportation Officer from January 2001 to June 2003. Mr. Harris also held various key operating positions at Illinois Central Railroad prior to its acquisition by CN. At Illinois Central Railroad and CN, Mr. Harris worked closely with E. Hunter Harrison, the company’s former President and Chief Executive Officer, to implement the Precision Scheduled Railroad model. Mr. Harris has also served as an independent rail operations consultant providing advice to various rail shippers and railroads, including CSX, from June 2007 to March 2010, and again following his retirement for Canadian Pacific Limited and Canadian Pacific Railway Company in April 2011.  Mr. Harris has a B.S. in Business Management from the University of Illinois and served in the US Marine Corps from 1969-1973.

The Board believes that Mr. Harris’ extensive background in the railroad industry and as a large company executive serving in many roles makes him a significant addition to the Company’s Board and will provide leadership and direction to the Company’s management team.

Ned Mavrommatis, Director

Mr.  Mavrommatis joined the Board on August 13, 2018 and serves as Chairman of the Compensation Committee and a member of the Audit and Corporate Governance and Nominating Committees. Mr. Mavrommatis has served as Chief Financial Officer of PowerFleet, Inc. ("PowerFleet") since October 2019. PowerFleet is a global leader and provider of subscription-based wireless IoT and M2M solutions for securing, controlling, tracking, and managing high-value enterprise assets such as industrial trucks, tractor trailers, containers, cargo, and vehicles and truck fleets. From August 1999 until October 2019, he served as Chief Financial Officer of IDS. Mr. Mavrommatis serves on the Board of PowerFleets' wholly owned subsidiary PowerFleet Israel and is also the Managing Director of PowerFleets’ wholly owned subsidiaries, PowerFleet GmbH and PowerFleet Systems Ltd.

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

Key Employees

Wm. Scott Carns, Chief Commercial Officer, Operating Subsidiary Duos Technologies, Inc.

Mr. Carns is Chief Commercial Officer for the operating subsidiary, Duos Technologies Inc., and is responsible for overseeing and managing day to day commercial operations.  He is also directly responsible for account management of Duos’ major accounts.  Mr. Carns is an original founding employee of Duos Technologies and has spent over 20 years with the organization in a variety of roles. In this current position, he is responsible for the development and execution of Duos’ growth strategy and expansion. His management and capabilities provide leadership and direction to the entire organization. Mr. Carns has extensive experience in the information technology industry. He works with Duostech’s major clients to develop and create solutions to meet their operational challenges. He is a co-inventor of the Company’s Train Rider Detection System developed for U.S. Customs and Border Protection which is the predecessor of the Railcar Inspection Portal (RIP) and in use at many Class 1 freight railroads today. Prior to joining Duostech, Mr. Carns worked as the Information Technologies Coordinator for Environmental Capital Holdings, Inc. and was the owner and President of Software Solutions Group, Inc. He served in the United States Army as a Military Police Officer and attended Kansas State University.

Ben Eiser, Chief Operating Officer, Operating Subsidiary Duos Technologies, Inc.

Mr. Eiser was newly appointed to the operating subsidiary in late 2020.  He has over 27 years of active-duty military service and private-sector leadership, Project and IT Management experience. Prior to joining Duos Technologies, he was the Vice President for Global Projects for APR Energy from 2016 to 2020 leading a Project Management Team for global fast-track power, responsible for the installation and demobilization of temporary power plants, synchronization and coordination for the deployment of personnel and materials, ensuring that all projects were completed on-time and under budget. The APR PMO Team was able to deliver 17 power plants faster than ever completed in the company’s history while becoming profitable and implementing process and procedures to ensure mission success. Mr. Eiser was the Director of Projects for ARMA Global where he was the operations officer for a large, complex IT program in US Special Operations Command. He supervised hiring over 300 people across six different locations in just 60 days. He then provided the leadership and management to deliver more than 50 complex projects with a very demanding customer. He served 21 years on active duty in the U.S. Army leading Infantry (Light, Airborne and Mechanized), and Ranger Units for over 48 months that includes four combat tours in Afghanistan, and three combat tours in Iraq. Mr. Eiser has an undergraduate degree from Illinois State University in Industrial Technology Construction and earned his MBA while still serving his Country.

David Ponevac, Chief Technology Officer, Operating Subsidiary Duos Technologies, Inc.

Mr. Ponevac serves as the CTO of the operating subsidiary focusing on computer vision, high speed imaging, high speed data processing, edge and low-power computing and Internet-of-Things. Mr. Ponevac is a technology enthusiast with over 24 years of experience in software engineering and software architecture. He has considerable expertise in Objective-C, Java, C#, PHP and many other scripting languages. He is also driving the Company’s Artificial Intelligence efforts including platform development. Previously, he was CTO of Luceon LLC and worked with a wide range of domestic and international clients operating in the public and private sectors. He has worked on high profile projects for Fortune 500 companies including FedEx, HBO, Time Warner, and Aetna as well as government agencies including Bundeswehr, the New York City Department of Transportation, and the Slovak Ministry of Education. Mr. Ponevac holds a Bachelor of Science in Electrical Engineering and a Masters in Computer Science, both from University of Texas, El Paso.

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

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2020 were made on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer and Chief Financial Officer, to ensure honest and ethical conduct, full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934, and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K.

Board Composition and Director Independence

Our board of directors currently consists of five members: Mr. Charles P. Ferry, Mr. Edmond Harris, Mr. Ned Mavrommatis, Mr. Blair M. Fonda and Mr. Kenneth Ehrman. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. Based on such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Ehrman, Mr. Fonda, Mr. Harris and Mr. Mavrommatis are all qualified as independent and none of them have any material relationship with us that might interfere with his exercise of independent judgment.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a corporate governance and nominating committee. Each committee has its own charter, which is available on our website at www.duostech.com. Each of the board committees has the composition and responsibilities described below.

Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors.

The Chairman of each committee are Blair M. Fonda, Ned Mavrommatis and Edmond L. Harris, respectively, all of whom are independent directors within the meaning of the Nasdaq Stock Market rules. Each of the independent Board members also serves on one or more committees as previously disclosed.

Audit Committee

The Audit Committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include, but are not limited to:

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

Our board has determined that both Mr. Fonda and Mr. Mavrommatis are currently qualified as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. Mr. Fonda serves as the Chairman of the Audit Committee.

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

Mr. Mavrommatis serves as the Chairman of the Compensation Committee.

Corporate Governance and Nominating Committee

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

•	recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;
•	overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively; and
•	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

Mr. Harris serves as the Chairman of the Corporate Governance and Nominating Committee.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

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

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

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

•

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

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock ($)	Options ($)		Other Comp. ($)		Total ($)

Gianni B. Arcaini,	2020	913,961	(1)	114,423	(2)	—	157,070	(3)	16,921	(4)	1,202,375
Former Chairman of the Board, Chief Executive Officer, President, Director (PEO)	2019	249,260		143,411	(2)	—	—		25,382	(4)	418,053

Charles P. Ferry, Chief Executive Officer (PEO)	2020	83,333		50,217	(5)	—	36,293	(6)	—		169,843

Adrian G. Goldfarb,	2020	197,750		849		—	45,632	(7)	7,500	(8)	251,731
Chief Financial Officer, Former Director (PFO)	2019	180,250		—		—	—		7,500	(8)	187,750

Connie L. Weeks,	2020	150,000		6,667	(9)	—	45,632	(10)	—		202,299
Chief Accounting Officer	2019	150,000		—		—	—		—		150,000

———————

(1) (2)

Represents $166,173 base salary from January 1, 2020 to August 31, 2020 plus $747,788 in severance compensation to be deferred and paid over a 36-month period (see “Executive Severance Agreement” below).

Represents 1% of annual revenues equal to $143,411 in 2019 and $39,423 in 2020 to which Mr. Arcaini is entitled under the terms of his employment plus $75,000 in bonus severance compensation to be deferred and paid over a 36-month period (see “Executive Severance Agreement” below) in 2020.

(3)

Represents the full expense for option grants to Mr. Arcaini during 2020. During the second quarter of 2020, 160,152 incentive stock options previously issued to staff and Directors under the 2016 Equity Incentive plan were cancelled. 310,290 new 5-year options were issued replacing those cancelled and the balance as new grants. The reissued options have a $6.00 strike price and the new options have a strike price of $4.74. Mr. Arcaini was awarded both 50,358 re-issued options and 50,358 additional new options. Option compensation is the fair market value of 50,358 options re-issued to Mr. Arcaini which were fully vested and the fair market value of the additional 50,358 options that were granted. As part of the severance package negotiated with Mr. Arcaini, all unvested options were immediately vested in September 2020 with all unamortized option expense realized at that time.  The fair value of the incentive stock option grants for the year ended December 31, 2020 was estimated using the following weighted- average assumptions:

For the Years Ended December 31,
	2020	2019
Risk free interest rate	0.18% - 0.26%	1.40% - 2.44%
Expected term in years	2.50 – 3.50	2.76 – 3.25
Dividend yield	—	—
Volatility of common stock	68.00% - 86.24%	117.18% - 151.43%
Estimated annual forfeitures	—	—

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula with expected volatility derived from a binomial lattice model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term for employee stock options using the simplified method for employees and directors and the contractual term for non-employees. The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities defined by the Federal Reserve Statistical Release, 3-year treasury bond.

(4)	Comprised of $12,000 and $18,000 car allowance, and $4,921 and $7,382 in Company paid membership dues and subscriptions, respectively.
(5)	Represents $50,000 objectives bonus and $217 additional cash bonus.
(6)

Option compensation is the fair market value of 100,000 stock, 5-year options with a strike price of $4.18 and two-year vesting granted to Mr. Ferry as an incentive to join the Company. See note 3 above for valuation methodology.

(7)

Represents the full expense for option grants to Mr. Goldfarb during 2020. During the second quarter of 2020, 160,152 incentive stock options previously issued to staff and Directors under the 2016 Equity Incentive plan were cancelled. 310,290 new 5-year options were issued replacing those cancelled and the balance as new grants. The reissued options have a $6.00 strike price and the new options have a strike price of $4.74. Mr. Goldfarb was awarded both 18,929 re-issued options and 18,929 additional new options. Option compensation is the fair market value of 18,929 options re-issued to Mr. Goldfarb which were fully vested and the fair market value of the additional 18,929 options that were granted. See note 3 above for valuation methodology

(8)	Comprised of $7,500 annual car allowance in 2020 and $7,500 annual car allowance in 2019.
(9)	Represents bonus award for long service to the Company.
(10)

Represents the full expense for option grants to Ms. Weeks during 2020. During the second quarter of 2020, 160,152 incentive stock options previously issued to staff and Directors under the 2016 Equity Incentive plan were cancelled. 310,290 new 5-year options were issued replacing those cancelled and the balance as new grants. The reissued options have a $6.00 strike price and the new options have a strike price of $4.74. Ms. Weeks was awarded both 18,929 re-issued options and 18,929 additional new options. Option compensation is the fair market value of 18,929 options re-issued to Ms. Weeks which were fully vested and the fair market value of the additional 18,929 options that were granted. See note 3 above for valuation methodology.

Outstanding Equity Awards at December 31, 2020

Name	Number of shares underlying unexercised options exercisable	Number of shares underlying unexercised options unexercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Charles P. Ferry	—	—	100,000	$4.18	08/31/2025	—	—	—	—
Adrian G. Goldfarb	18,929	—	—	$6.00	03/31/2025	—	—	—	—
Adrian G. Goldfarb	9,465	—	9,465	$4.74	03/31/2025	—	—	—	—
Connie L. Weeks	18,929	—	—	$6.00	03/31/2025	—	—	—	—
Connie L. Weeks	9,465	—	9,465	$4.74	03/31/2025	—	—	—	—
Gianni B. Arcaini	50,358	—	—	$6.00	03/31/2025	—	—	—	—
Gianni B. Arcaini	50,358	—	—	$4.74	03/31/2025	—	—	—	—

Executive Severance Agreement

Gianni B. Arcaini

On April 1, 2018, the Company entered into an employment agreement (the “Arcaini Employment Agreement”) with Gianni B. Arcaini, pursuant to which Mr. Arcaini served as Chief Executive Officer and Chairman of the Board of Directors of the Company. Under the Arcaini Employment Agreement, Mr. Arcaini was paid an annual salary of $249,260 and an annual car allowance of $18,000. In addition, as incentive-based compensation, Mr. Arcaini was entitled to 1% of annual gross revenues of the Company and its subsidiaries. The Arcaini Employment Agreement had an initial term through March 31, 2020, subject to renewal for successive one-year terms unless either party gave notice of that party’s election to not renew to the other at least 60 days prior to the expiration of the then-current term. The Arcaini Employment Agreement was approved by the Compensation Committee.

As previously disclosed, on July 10, 2020, the Company announced that Mr. Arcaini would retire from these positions, effective as of September 1, 2020 (the “CEO Transition”). In order to facilitate a transition of his duties, the Company and Mr. Arcaini entered into a separation agreement which became effective as of July 10, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr.Arcaini’s employment with the Company ended on September 1, 2020 and he will receive separation payments over a 36-month period equal to his base salary plus $75,000 as well as certain limited health and life insurance benefits. The Separation Agreement also contains confidentiality, non-disparagement and non-solicitation covenants and a release of claims by Mr. Arcaini who continued to serve as Chairman of the Board of Directors of the Company.  The Corporate Governance and Nominating Committee did not submit Mr. Arcaini for re-election as a director and on November 19, 2020 at the Annual Shareholders meeting a new non-Executive Chairman was appointed.

In accordance with the Separation Agreement the Company will pay to Mr. Arcaini the total sum of $747,788. Notwithstanding the foregoing, the status of Mr. Arcaini as a “Specified Employee” as defined in Internal Revenue Code Section 409A has the effect of delaying any payments to Mr. Arcaini under the Separation Agreement for six months after the Separation Date. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company will continue to pay him in bi-weekly installments for 30 months thereafter, as contemplated in the Arcaini Employment Agreement.  In addition, the Company will pay one-half of Mr. Arcaini’s current life insurance premiums for 36 months of approximately $1,200 and provide and pay for his health insurance for 18 months following the Separation Date of approximately $1,700. Unvested options in the amount of 50,358 became exercisable and vested in their entirety on the Separation Date valued at $95,127. The Company made payment of his attorneys’ fees for legal work associated with the negotiation and drafting of the Separation Agreement of approximately $17,000.

Employment Agreements

Charles P. Ferry

On September 1, 2020, the Company entered into an employment agreement (the “Ferry Employment Agreement”) with Charles P. Ferry pursuant to which Mr. Ferry serves as Chief Executive Officer of the Company.  The Ferry Employment Agreement is for a term of one year (the “Initial Term”) and shall be automatically extended for additional terms of successive one-year periods (the “Additional Term”) unless the Company or Mr. Ferry gives at least 60 days written notice of non-renewal prior to the expiration of the Initial Term or an Additional Term.  Mr. Ferry is to receive a base salary at an annual rate of $250,000. Mr. Ferry received a one-time cash incentive bonus in the amount of up to $50,000 in accordance with criteria determined by the Board and based on the review and recommendation of the Compensation Committee.  Mr. Ferry is also eligible for an annual bonus in an amount up to $150,000 in accordance with criteria, including but not limited to, revenue targets, profitability and other key performance indicators.  Additionally, Mr. Ferry received 100,000 options that are exercisable into 100,000 shares of common stock at an exercise price of $4.18, of which 50% will vest on September 1, 2021 and the balance which will vest on September 1, 2022. The Ferry Employment Agreement can be terminated with or without case at any time during the Initial Term or during an Additional Term.  As a full-time employee of the Company, Mr. Ferry is eligible to participate in all of the Company’s benefit programs.

Potential Payments upon Change of Control or Termination following a Change of Control and Severance

The Ferry Employment Agreement contains certain provisions for early termination, which may result in a severance payment equal to up to six months of base salary then in effect. Generally, we do not provide any severance specifically upon a change in control, nor do we provide for accelerated vesting upon a change in control.

Adrian G. Goldfarb

On April 1, 2018, the Company entered into an employment agreement (the “Goldfarb Employment Agreement”) with Adrian G. Goldfarb, pursuant to which Mr. Goldfarb serves as Chief Financial Officer of the Company. During 2020, Mr. Goldfarb was paid an annual salary of $197,750 and an annual car allowance of $7,500. The Goldfarb Employment Agreement had an initial term through March 31, 2019, subject to renewal for successive one-year terms unless either party gives the other notice of that party’s election to not renew at least 60 days prior to the expiration of the then-current term. The Goldfarb Employment Agreement remains in effect through March 31, 2021. The Goldfarb Employment Agreement was approved by the Compensation Committee and it is anticipated that Mr. Goldfarb’s compensation terms will be revisited in the future by the Compensation Committee of the Company’s Board.

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

Connie L. Weeks

On April 1, 2018, the Company entered into an employment agreement (the “Weeks Employment Agreement”) with Connie L. Weeks, pursuant to which Ms. Weeks serves as Chief Accounting Officer of the Company. During 2020, Ms. Weeks was paid an annual salary of $150,000. The Weeks Employment Agreement had an initial term that extended through March 31, 2019, subject to renewal for successive one-year terms unless either party gives notice of that party’s election to not renew to the other party at least 60 days prior to the expiration of the then-current term. The Weeks Employment Agreement remains in effect through March 31, 2021. The Weeks Employment Agreement was approved by the Compensation Committee and it is anticipated that Ms. Weeks’s compensation terms will be revisited in the future by the Compensation Committee of the Company’s Board.

Potential Payments upon Change of Control or Termination following a Change of Control and Severance

The Weeks Employment Agreement contains certain provisions for early termination, which may result in a severance payment equal to two years of base salary then in effect. Generally, we do not provide any severance specifically upon a change in control, nor do we provide for accelerated vesting upon a change in control.

Director Compensation

Each independent director was entitled to receive $15,000 annually for service on our Board in 2020. In addition, Chairmen of committees were awarded an additional $5,000 annually in compensation in connection with their service in such capacity.  The Company can elect to pay up to 50% of awarded compensation in restricted common stock.

Starting in 2021, the Compensation Committee has determined that directors will receive $40,000 for serving as a member of a committee and $10,000 for serving as Chairman of a committee.  The board compensation will be paid 40% in cash and 60% in shares of common stock or options to purchase shares of common stock, as elected by the board member.

The following table summarizes data concerning the compensation of our non-employee directors for the year ended December 31, 2020.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(7)	Total ($)
Blair M. Fonda (1)	12,500	7,500	20,662	—	—	10,000	50,662
Edmond L. Harris (2)	2,500	—	—	—	—	—	2,500
Kenneth Ehrman (3)	12,500	7,500	20,662	—	—	10,000	50,662
Ned Mavrommatis (4)	12,500	7,500	20,662	—	—	10,000	50,662

———————

(1)	Blair Fonda was appointed to the board on May 3, 2017. Through November 19, 2020, he served as Co-Chairman of the Audit Committee and since then he has been the Chairman of the Audit Committee.
(2)	Edmond Harris was appointed to the board on November 19, 2020 and since then has served as Chairman of the Corporate Governance and Nominating Committee.
(3)	Kenneth Ehrman was appointed to the board in January 2019. Through November 19, 2020, he served as Chairman of the Compensation Committee and as of that date he was named Chairman of the Board.
(4)

Ned Mavrommatis was appointed to the board on August 13, 2019.  Through November 19, 2020, he served as Co-Chairman of the Audit Committee and since then he has been the Chairman of the Compensation Committee.

(5)

Reflects the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718.  In determining the grant date fair value of stock awards, the Company used the closing price of the Company’s common stock on the grant date.

(6)

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables. The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term for stock options using the simplified method for employees and directors and the contractual term for non-employees. The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

(7)

Messrs. Ehrman, Fonda and Mavrommatis each were awarded $10,000 in restricted common stock as an additional payment compensating for significant time spent on the CEO and Chairman transition which took place between July 2020 and November 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 26, 2021, our authorized capitalization was 500,000,000 shares of common stock $0.001 par value per share,500,000 shares of Series A Redeemable Preferred Stock, 15,000 shares of Series B Convertible Preferred Stock and 5,000 shares of Series C Convertible Preferred Stock. As of the same date, there are 3,534,015 shares of our common stock issued and outstanding, 1,705 shares of Preferred B and 4,500 shares of Preferred C outstanding, respectively. Our common stock entitles its holder to one vote on each matter submitted to the stockholders. Our Series B Convertible Preferred allows its holder one of vote for each common stock equivalent, subject to a maximum represented by 9.99% of total Common Stock outstanding plus that number of Preferred B as represented as common stock equivalent.  Our Series C Convertible Preferred allows its holder one of vote for each common stock equivalent, subject to a maximum represented by 19.99% of total Common Stock outstanding plus that number of Preferred C as represented as common stock equivalent.

The following table sets forth, as of March 26, 2021, the number of shares of our common stock beneficially owned by (i) each person who is known by us to own of record or beneficially five percent or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned. The address of our directors and executive officers is c/o Duos Technologies Group, Inc., at 6622 Southpoint Drive S., Suite 310, Jacksonville, Florida 32216.

Name and Address of Beneficial Owner(1)	Common Stock	Percentage of Ownership of Common Stock(3)
5% Beneficial Shareholders(2)
Bleichroeder LP 1345 Avenue of the Americas, 47th Floor New York, NY 10105 (4)	765,293	19.99%
Justin W. Keener 3960 Howard Hughes Parkway Las Vegas, NV 89169 (5)	353,048	9.99%
Bard Associates, Inc. 135 S. Lasalle Street, Suite 3700 Chicago IL 60603 (6)	242,570	6.90%
Laurence W. Lytton 467 Central Park West New York, NY 10025	215,700	6.10%
Pessin Family Holdings 500 Fifth Avenue, Suite 2240 New York, NY 10110 (7)	249,404	7.06%
5% Beneficial Shareholders as a Group	1,826,015	43.49%
Executive Officers and Directors
Charles P. Ferry(8)	—	* %
Adrian G. Goldfarb(9)	48,650	1.36%
Kenneth Ehrman(10)	19,955	* %
Blair M. Fonda(11)	20,375	* %
Edmond L. Harris	—	* %
Ned Mavrommatis(12)	12,838	* %
Connie L. Weeks(13)	28,394	* %
Executive Officers and Directors as a Group (7 persons)	130,212	3.60%

———————

*Denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	The information set forth in the table regarding the 5% Beneficial Shareholders is based on Schedule 13D and Schedule 13G filings made by the individual investors.
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

(4)

Bleichroeder LP (“Bleichroeder”) is an investment advisor registered under the Investment Advisers Act of 1940.  The 765,293 shares of Common Stock beneficially owned by Bleichroeder include 453,616 shares of Common Stock and 311,677 shares of Common Stock issuable upon conversion of 2,500 shares of Series C Convertible Preferred Stock. Pursuant to its terms, the conversion of the Series C Convertible Preferred Stock is subject to a beneficial ownership limitation of 19.9%.  If there were no 19.9% limit on conversion, Bleichroeder would be deemed to be the beneficial owner of 908,162 shares of Common Stock, representing 22.8% of the outstanding Common Stock. 21 April Fund, Ltd., a Cayman Island company for which Bleichroeder acts as investment adviser, holds 344,970 shares of Common Stock and 1,790 shares of Series C Convertible Preferred Stock, which equates to 17.4% of the Common Stock (upon conversion of such shares of Series C Convertible Preferred Stock). 21 April Fund, LP, a Delaware limited partnership for which Bleichroeder acts as investment adviser, holds 108,646 shares of Common Stock and 710 shares of Series C Convertible Preferred Stock, which equates to 6.5% of the Common Stock (upon conversion of such shares of Series C Convertible Preferred Stock).  Clients of Bleichroeder have the right to receive and the ultimate power to direct the receipt of dividends from, or the proceeds of the sale of, such securities. Notwithstanding the foregoing, until the Company receives Stockholder Approval (as described above), Bleichroeder’s 2,500 shares of Series C Convertible Preferred Stock are convertible into a maximum of an aggregate of 392,566 shares of Common Stock. 21 April Fund, Ltd. and 21 April Fund, LP also own warrants to purchase 32,724 shares of Common Stock and 11,920 shares of Common Stock, respectively, which are not currently exercisable due to a 9.99% beneficial ownership limitation.

(5)

Mr. Justin Keener owns warrants to purchase 444,037 shares of Common Stock. However, the aggregate number of shares of Common Stock into which the warrants are exercisable and which Mr. Keener has the right to acquire beneficial ownership, is limited to the number of shares of Common Stock that, together with all other shares of Common Stock beneficially owned by Mr. Keener, does not exceed 9.99% of the total outstanding shares of Common Stock, currently 353,048.

(6)	Bard Associates, Inc. has sole dispositive power with regard to the 242,570 shares of Common Stock it beneficially owns and has no voting power as to such shares.
(7)

Represents shares of Common Stock beneficially owned by Norman H. Pessin (102,972 shares of Common Stock), Sandra F. Pessin (71,430 shares of Common Stock) and Brian  L. Pessin (75,002 shares of Common Stock). The ownership number for Sandra Pessin excludes (i) 243,572 shares of Common Stock underlying the 1,705 shares of Series B Convertible Preferred Stock owned by her that are not currently convertible due to a 4.99% (which may be increased to 9.99%) beneficial ownership limitation with respect to Common Stock owned by Ms. Pessin, her affiliates, or members of a group with Ms. Pessin, and (ii) 272,727 shares of Common Stock underlying the 1,500 shares of Series C Convertible Preferred Stock owned by her that are not currently convertible due to a 4.99% (which may be increased to 19.99%) beneficial ownership limitation with respect to Common Stock owned by Ms. Pessin, her affiliates, or members of a group with Ms. Pessin.  Notwithstanding the foregoing, until the Company receives Stockholder Approval, Ms. Pessin’s 1,500 shares of Series C Convertible Preferred Stock are convertible into a maximum of 235,540 shares of Common Stock.  The ownership member for Brian Pessin excludes 90,909 shares of Common Stock underlying the 500 shares of Series C Convertible Preferred Stock owned by him that are not currently convertible due to a 4.99% (which may be increased to 19.99%) beneficial ownership limitation with respect to Common Stock owned by Mr. Pessin, his affiliates, or members of a group with Mr. Pessin.  Notwithstanding the foregoing, until the Company receives Stockholder Approval, Mr. Pessin’s 500 shares of Series C Convertible Preferred Stock are convertible into a maximum of 75,513 shares of Common Stock.

(8)

Mr. Ferry holds 100,000 options that are exercisable into 100,000 shares of common stock at an exercise price of $4.18, of which 50% will vest on September 1, 2021 and the balance which will vest on September 1, 2022.

(9)

Mr. Goldfarb owns 5,027 shares of Common Stock, 12,799 warrants to purchase shares of Common Stock with an exercise price of $9.10, and 2,430 warrants to purchase shares of Common Stock with an exercise price of $14.00 per share all of which are currently exercisable, 18,929 options to purchase Common Stock which are currently exercisable at $6.00 per share, and 18,929 options to purchase Common Stock with an exercise price of $4.74 per share of  which 9,465 will fully vest on January 1, 2022 and 9,465 which are currently exercisable.

(10)

Kenneth Ehrman is Chairman of the Board.  He owns 11,383 shares of Common Stock and was granted 8,572 options to purchase Common Stock at $4.74 per share which will fully vest on January 1, 2022 and 8,572 options to purchase Common Stock at $6.00 per share which are fully vested.

(11)

Blair Fonda is a Director and serves as Audit Committee Chairman. Includes 11,803 shares of Common Stock and was granted 8,572 options to purchase Common Stock at $4.74 per share which will fully vest on January 1, 2022 and 8,572 options to purchase Common Stock at $6.00 per share which are fully vested.

(12)

Ned Mavrommatis is a Director and serves as Compensation Committee Chairman. He owns 4,266 shares of Common Stock and was granted 8,572 options to purchase Common Stock at $4.74 per share which will fully vest on January 1, 2022 and 8,572 options to purchase Common Stock at $6.00 per share which are fully vested.

(13)

Includes 18,929 options to purchase shares of Common Stock with an exercise price of $6.00 granted to Ms. Weeks which are currently exercisable and a further 18,929 options to purchase Common Stock with an exercise price of $4.74 per share of which 9,465 will fully vest on January 1, 2022 and 9,465 which are currently exercisable.

Equity Compensation Plan Information

2016 Equity Plan

We maintained the 2016 Equity Incentive Plan (the “2016 Plan”) for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of the year ended December 31, 2020 regarding the shares of our common stock available for grant or granted under the 2016 Plan.  The 2016 Plan terminated pursuant to its terms on December 31, 2020, although all outstanding awards on such date continue in full force and effect.

The following table provides equity compensation plan information as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	311,898	$5.44	9,531

Equity compensation plans not approved by security holders	140,000	$4.20	N/A

On March 11, 2016, the Board adopted, subject to the receipt of stockholder approval, which was received on April 21, 2016, the 2016 Plan providing for the issuance of up to 16,327 shares of our common stock. The 2016 Plan was subsequently modified with stockholder approval twice: on January 18, 2018 to increase the total maximum number of shares issuable under the 2016 Plan to 178,572 and on July 31, 2019 to increase the total maximum number of shares issuable under the 2016 Plan to 321,429. The purpose of the 2016 Plan was to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders.

Administration

The 2016 Plan is administered by the Compensation Committee of the Board, which currently consists of two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m). Among other things, the Compensation Committee had complete discretion, subject to the express limits of the 2016 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements and may prescribe rules relating to the 2016 Plan. Notwithstanding the foregoing, the Compensation Committee does not have any authority to modify an award under the 2016 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

Grant of Awards, Shares Available for Awards

The 2016 Plan provided for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. The Company had reserved a total of 321,429 shares of common stock for issuance as or under awards to be made under the 2016 Plan.  If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2016 Plan.

Currently, there are twenty five identified employees (including four executive officers and directors), three non-employee directors, and up to thirty other current or future staff members who would be entitled to receive stock options and/or shares of restricted stock under the 2016 Plan. Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the 2016 Plan as well.

Stock Options

The 2016 Plan provided for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). Stock options could be granted on such terms and conditions as the Compensation Committee determined, provided, however, that the per share exercise price under a stock option could not be less than the fair market value of a share of the Company’s common stock on the date of grant and the term of the stock option could not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owned (or was deemed to own) more than 10% of the total combined voting power of all classes of capital stock of our Company or a parent or subsidiary of our Company. ISOs could only be granted to employees. In addition, the aggregate fair market value of our common stock covered by one or more ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year could not exceed $100,000. Any excess would have been treated as a NQSO.

Stock Appreciation Rights

A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying common stock between the date of grant and the date of exercise. SARs could be granted in tandem with, or independently of, stock options granted under the 2016 Plan. A SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option, (ii) terminates upon termination or exercise of the related stock option (likewise, the common stock option granted in tandem with a SAR terminates upon exercise of the SAR), (iii) is transferable only with the related stock option, and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that was not granted in tandem with a stock option is exercisable at such times as the Compensation Committee may have specified.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 1, 2012 the Company entered into an independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida limited liability company, owned by our Chief Technology Officer, David Ponevac. The Services Agreement provides that Luceon will provide support services including management, coordination or software development services and related services to Duos.  In January 2019, additional services were contracted with Luceon for TrueVue360 primarily for software development through the provision of 7 additional full-time contractors located in Slovakia at a cost of $16,250 for January initially, rising to $25,583 after fully staffed, per month starting February 2019.  This is in addition to the existing contract of $7,480 per month for Duos Technologies, Inc for 4 full-time contractors which increased to $8,231 per month in June of 2019.  During 2020 efforts in reducing cost, Luceon reduced its staff for the TrueVue360 software development team from a staff of 7 to 3 full-time employees at a cost of $11,666 per month starting June 1, 2020.  The total amount expensed to Luceon for 2020 is $335,334.

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

	2020	2019
Audit Fees (1)	$94,956	$94,906
Audit-Related Fees (2)	6,311	27,412
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$101,267	$122,318

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
3.4

Articles of Amendment to Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 with the U.S. Securities and Exchange Commission on April 28, 2017)

3.5

Articles of Amendment to Articles of Incorporation Designation Series B Convertible Preferred Stock (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 with the U.S. Securities and Exchange Commission on November 29, 2017)

3.6

Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2020)

3.7

Articles of Amendment to Articles of Incorporation Designation of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)

4.1	Senior Secured Note, dated April 1, 2016, issued by Duos Technologies Group, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on April 6, 2016)
4.2	Common Stock Purchase Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on December 23, 2016)
4.3	Form of Purchaser Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on November 29, 2017)
4.4	Form of Placement Agent Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.2 on November 29, 2017)
4.5*	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Employment Agreement, dated May 1, 2003, with Chief Executive Officer (incorporated herein by reference to the Annual Report on Form 10-K filed as Exhibit 10.1 on April 17, 2015)
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

10.12

Amendment #1 to the Securities Purchase Agreement and to the Note, dated May 22, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.5 with the U.S. Securities and Exchange Commission on August 15, 2017)

10.13

Amendment #2 to the Securities Purchase Agreement and to the Note, dated July 12, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.6 with the U.S. Securities and Exchange Commission on August 15, 2017)

10.14

Amendment #3 to the Securities Purchase Agreement and to the Note, dated August 14, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.7 with the U.S. Securities and Exchange Commission on August 15, 2017)

10.15

Amendment #4 to the Securities Purchase Agreement and Note, dated November 14, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.8 on November 20, 2017)

10.16

Amendment #5 to the Securities Purchase Agreement and Note, dated November 16, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.9 on November 20, 2017)

10.17

Amendment #6 to the Securities Purchase Agreement and Note, dated November 20, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.10 on November 20, 2017)

10.18

Forbearance Agreement, dated May 12, 2017, by and among Duos Technologies Group, Inc. and GPB Debt Holdings II, LLC incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.13 on November 20, 2017)

10.19

Form of Note Holder Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 with the U.S. Securities and Exchange Commission on June 15, 2017)

10.20

Form of Arcaini Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 with the U.S. Securities and Exchange Commission on June 15, 2017)

10.21

Form of Goldfarb Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the U.S. Securities and Exchange Commission on June 15, 2017)

10.22

GPB Debt Holdings II, LLC Letter Agreement, dated August 1, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.4 with the U.S. Securities and Exchange Commission on August 15, 2017)

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
10.27

Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020)

10.28

Paycheck Protection Program Note, dated April 23, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.29

Separation Agreement, dated July 10, 2020, by and between Duos Technologies Group, Inc. and Gianni B. Arcaini (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2020)

10.30	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
10.31	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
10.32*	Employment Agreement, dated as of September 1, 2020, between Duos Technologies Group, Inc. and Charles P. Ferry.
14.1	Code of Ethics (incorporated by reference to the Company’s Form 10-K filed on April 15, 2019)
21	List of Subsidiaries (incorporated by reference to the Company’s Form 10-K filed on April 1, 2016)
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter (incorporated by reference to the Company’s Form 10-K filed on April 15, 2019)
99.2	Compensation Committee Charter (incorporated by reference to the Company’s Form 10-K filed on April 15, 2019)
99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to the Company’s Form 10-K filed on April 15, 2019)
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

———————

*

filed herewith

**

furnished herewith

Item 16.

Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: March 30, 2021	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: March 30, 2021	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles P. Ferry	Chief Executive Officer and Director	March 30, 2021
Charles P. Ferry	(Principal Executive Officer)

/s/ Adrian G. Goldfarb	Chief Financial Officer	March 30, 2021
Adrian G. Goldfarb	(Principal Financial Officer)

/s/ Kenneth Ehrman	Chairman	March 30, 2021
Kenneth Ehrman

/s/ Blair M. Fonda	Director	March 30, 2021
Blair M. Fonda

/s/ Edmond L Harris	Director	March 30, 2021
Edmond L. Harris
/s/ Ned Mavrommatis	Director	March 30, 2021
Ned Mavrommatis

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Duos Technologies Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duos Technologies Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

Going Concern

Analysis of Liquidity and Going Concern

As summarized in Footnote 2 “Liquidity” to the consolidated financial statements, the Company has a history of net losses and net cash used in operating activities and believes such conditions will continue for a period of time into the future. These are considered adverse conditions or events that lead management to consider whether there is substantial doubt about the ability of the entity to continue as a going concern for a reasonable period of time.

However, management believes that cash raises through an underwritten offering for $8.1 million in 2020 and the issuance of Series C Convertible Preferred Stock for $4.5 million in the 1st quarter of 2021, created a cash balance and positive working capital alleviates the substantial doubt related to going concern and the need for a going concern risk disclosure.

We identified the going concern risk analysis as a critical audit matter. Auditing management’s going concern analysis including their process to develop the analysis and the projections of future cash flows, operating trends, and assessments of internal and external matters that may affect the Company’s future operations and cash flows involved a high degree of subjectivity. Additionally, auditing management’s plans to address the going concern risk involved highly subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included (a) Assessed the reasonableness of management’s process for developing their assessment of whether a going concern risk exists, (b) Assessed the reasonableness of assumptions management used in their future cash flow projections including comparison to prior year results, consideration of positive and negative evidence impacting management’s forecasts, and consideration of the Company’s financing arrangements in place as of the report date, (c) Developed our own independent calculation of expected source and use of funds and needs of the Company over the one year period from the date of issuance of the consolidated financial statements, (d) Confirmed cash balances as of December 31, 2020 with the banks and tested management’s bank reconciliations, (e) Identified management’s plans for dealing with the adverse conditions and events discussed above and assessed the reasonableness of the assumptions of such plans, (f) Assessed whether it is probable that management’s plans, when implemented, will mitigate the adverse effects of the conditions and events discussed above, (g) Concluded whether substantial doubt exists as to whether the Company can continue as a going concern for a period of one year after the consolidated financial statements are issued and (h) Considered the effect of such conclusion on the consolidated financial statement disclosures and our report of an independent registered public accounting firm. We agreed with management’s assessment that the going concern risk is alleviated and a liquidity footnote would be sufficient.

Percentage of Completion Revenue Recognition & Related Contract Assets and Contract Liabilities

As described in footnote 1, “Revenue Recognition – Technology Systems” and footnote 9, “Contract Accounting” to the consolidated financial statements, the Company recognizes revenue over time using a cost-based input methodology in which significant judgment is required to estimated costs to complete projects. These estimated costs are then used to determine the progress towards contract completion and  the corresponding amount of revenue to recognize. In addition, contract assets on uncompleted contracts represent costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the percentage of completion contract method. Contract liabilities on uncompleted contracts represent billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method.

We identified this percentage of completion revenue recognition as a critical audit matter.  Auditing management’s judgments regarding forecasts of total estimated costs to complete projects involves a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) evaluated the reasonableness of management’s cost estimates to complete projects by comparing them to historical information, year to date current information and other supporting contracts or information, (b) agreed cost details to supporting documents, (c) confirmed billings with customers and/or tracing cash receipts to bank statements, (d) computed the revenue earned and recognized, (e) computed the contract asset or liability and (f) performed ratio analysis and gross margin comparisons on a sample of technology systems revenues.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2013

Boca Raton, Florida

March 30, 2021

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$3,969,100	$56,249
Accounts receivable, net	1,244,876	2,611,608
Contract assets	102,458	1,375,920
Prepaid expenses and other current assets	486,626	716,598

Total Current Assets	5,803,060	4,760,375

Property and equipment, net	342,180	260,181
Operating lease right of use asset	196,144	430,146

OTHER ASSETS:
Software Development Costs, net	—	20,000
Patents and trademarks, net	64,415	61,598
Total Other Assets	64,415	81,598

TOTAL ASSETS	$6,405,799	$5,532,300

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$599,317	$2,641,437
Accounts payable - related parties	7,700	12,791
Notes payable - financing agreements	42,942	42,299
Notes payable - related parties, net of discounts	—	905,373
Line of credit	—	27,615
Payroll taxes payable	3,146	115,111
Accrued expenses	1,038,092	393,272
Current portion-equipment financing agreements	89,620	45,072
Current portion-operating lease obligations	202,797	239,688
Current portion-SBA loan	627,465	—
Contract liabilities	709,553	8,661
Deferred revenue	315,370	936,428

Total Current Liabilities	3,636,002	5,367,747

Equipment financing payable, less current portion	103,184	89,026
Operating lease obligations, less current portion	—	202,797
SBA loan, less current portion	782,805	—

Total Liabilities	4,521,991	5,659,570

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,485,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at December 31, 2020 and December 31, 2019, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 1,705 and 1,705 issued and outstanding at December 31, 2020 and December 31, 2019, convertible into common stock at $7 per share	1,705,000	1,705,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 3,535,339 and 1,982,039 shares issued, 3,534,015 and 1,980,715 shares outstanding at December 31, 2020 and December 31, 2019, respectively	3,536	1,982
Additional paid-in capital	39,820,874	31,063,915
Total stock & paid-in-capital	41,529,410	32,770,897
Accumulated deficit	(39,488,150)	(32,740,715)
Sub-total	2,041,260	30,182
Less: Treasury stock (1,324 shares of common stock at December 31, 2020 and December 31, 2019)	(157,452)	(157,452)

Total Stockholders' Equity (Deficit)	1,883,808	(127,270)

Total Liabilities and Stockholders' Equity (Deficit)	$6,405,799	$5,532,300

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019

REVENUES:
Technology systems	$4,956,130	$11,963,438
Technical support	1,801,043	1,377,459
Consulting services	273,604	300,418
AI technologies	1,008,671	—

Total Revenues	8,039,448	13,641,315

COST OF REVENUES:
Technology systems	3,665,493	6,510,658
Technical support	1,109,741	528,966
Consulting services	117,004	120,253
AI technologies	360,817	—

Total Cost of Revenues	5,253,055	7,159,877

GROSS PROFIT	2,786,393	6,481,438

OPERATING EXPENSES:
Sales & marketing	717,809	950,962
Engineering	1,358,925	1,254,235
Research and development	1,022,188	1,479,334
Administration	5,011,913	3,987,941
AI technologies	1,309,986	1,215,488

Total Operating Expenses	9,420,821	8,887,960

LOSS FROM OPERATIONS	(6,634,428)	(2,406,522)

OTHER INCOME (EXPENSES):
Interest Expense	(150,137)	(69,322)
Other income, net	37,130	4,962

Total Other Income (Expenses)	(113,007)	(64,360)

NET LOSS	$(6,747,435)	$(2,470,882)

Basic & Diluted Net Loss Per Share	$(2.03)	$(1.39)

Weighted Average Shares-Basic & Diluted	3,320,193	1,781,704

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	Paid-in-Capital	Deficit	Stock	Total

Balance December 31, 2019	1,705	$1,705,000	1,982,039	$1,982	$31,063,915	$(32,740,715)	$(157,452)	$(127,270)
Common stock issued for cash and warrants	—	—	1,542,188	1,542	9,251,586	—	—	9,253,128
Modification of employee stock options	—	—	—	—	102,800	—	—	102,800
Stock options granted to employees	—	—	—	—	351,970	—	—	351,970
Stock issuance cost	—	—	—	—	(1,001,885)	—	—	(1,001,885)
Common stock issued for services	—	—	11,112	12	52,488	—	—	52,500
Net loss for the year ended December 31, 2020	—	—	—	—	—	(6,747,435)	—	(6,747,435)
Balance December 31, 2020	1,705	$1,705,000	3,535,339	$3,536	$39,820,874	$(39,488,150)	$(157,452)	$1,883,808

Balance December 31, 2018	2,830	$2,830,000	1,505,883	$1,505	$27,416,802	$(30,269,833)	$(149,459)	$(170,985)
Common stock issued for warrants exercised	—	—	301,042	302	2,317,718	—	—	2,318,020
Common stock issued for cash less warrants exercised	—	—	9,878	10	(10)	—	—	—
Stock options granted to employees	—	—	—	—	44,874	—	—	44,874
Stock repurchase	—	—	—	—	—	—	(7,993)	(7,993)
Stock issuance cost	—	—	—	—	(20,000)	—	—	(20,000)
Series B convertible preferred converted to common stock	(1,125)	(1,125,000)	160,713	161	1,124,839	—	—	—
Common stock issued for services	—	—	4,523	4	32,913	—	—	32,917
Debt discount from warrants issued with promissory note	—	—	—	—	146,779	—	—	146,779
Net loss for the year ended December 31, 2019	—	—	—	—	—	(2,470,882)	—	(2,470,882)
Balance December 31, 2019	1,705	$1,705,000	1,982,039	$1,982	$31,063,915	$(32,740,715)	$(157,452)	$(127,270)

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019

Cash from operating activities:
Net loss	$(6,747,435)	$(2,470,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	(3,217)	220,405
Depreciation and amortization	222,514	184,620
Stock based compensation	351,970	44,874
Modification of employee stock options	102,800	—
Interest expense related to debt discounts	94,627	64,652
Amortization of operating lease right of use asset	234,001	214,100
Changes in assets and liabilities:
Accounts receivable	1,369,949	(1,293,219)
Contract assets	1,273,462	(167,316)
Prepaid expenses and other current assets	491,598	(174,202)
Accounts payable	(2,042,118)	1,224,720
Related payable-related party	(5,091)	(682)
Payroll taxes payable	(111,965)	(202,462)
Accrued expenses	697,320	203,861
Operating lease obligation	(239,688)	(201,761)
Contract liabilities	700,892	(2,240,168)
Deferred revenue	(621,058)	573,900

Net cash used in operating activities	(4,231,439)	(4,019,560)

Cash flows from investing activities:
Purchase of patents/trademarks	(8,185)	(13,095)
Purchase of fixed assets	(279,146)	(206,480)

Net cash used in investing activities	(287,331)	(219,575)

Cash flows from financing activities:
Repurchase of common stock	—	(7,993)
Repayments of line of credit	(27,615)	(3,586)
Repayments of related party notes	—	(80,000)
Stock issuance costs	(1,001,885)	(20,000)
Repayments of notes payable	(1,000,000)	(262,500)
Repayments of insurance and equipment financing	(260,983)	(266,134)
Repayment of finance lease	(62,931)	(24,652)
Proceeds from SBA loan	1,410,270	—
Proceeds from notes payable-related parties	—	1,080,000
Proceeds from notes payable	—	250,000
Proceeds from equipment leasing	121,637	102,928
Proceeds from common stock issued	9,253,128	—
Proceeds from warrants exercised	—	2,318,020

Net cash provided by financing activities	8,431,621	3,086,083

Net increase (decrease) in cash	3,912,851	(1,153,052)
Cash, beginning of period	56,249	1,209,301
Cash, end of period	$3,969,100	$56,249

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2020	2019

Supplemental Disclosure of Cash Flow Information:
Interest paid	$33,698	$6,320

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$52,500	$32,917
Lease right of use asset and liability	$—	$644,245
Note issued for financing of insurance premiums	$261,626	$260,103
Debt discount on Notes issued	$—	$12,500
Note issued for equipment financing lease	$—	$55,822
Relative fair value of warrant recorded as debt discount	$—	$146,779

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (the “duostech Group”), through its operating subsidiaries, Duos Technologies, Inc. (“duostech”) and TrueVue360, Inc. (“TrueVue360”), collectively the (“Company”) develops and deploys cutting-edge technologies that will help to transform precision railroading, logistics and inter-modal transportation operations.  Additionally, these unique patented solutions can be employed into many other industries.

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

The Company has also developed the Automated Logistics Information System (ALIS) which automates and reduces/removes personnel from gatehouses where trucks enter and exit large logistics and intermodal facilities.  This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline operations, significantly improve operations, and security and importantly dramatically improves the vehicle throughput on each lane the technology is deployed.

The Company has built a portfolio of IP and patented solutions that creates “actionable intelligence” using two core native platforms called centraco® and praesidium®.   All solutions provided include a variant of both applications.  Centraco is designed primarily as the user interface to all our systems as well as the backend connection to third-party applications and databases through both Application Programming Interfaces (APIs) and Software Development Kits (SDKs).  This interface is browser based and hosted within each one of our systems and solutions.  It is typically also customized for each unique customer and application.  Praesidium typically resides as middleware in our systems and manages the various image capture devices and some sensors for input into the Centraco software.

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

The Company’s strategy is to deliver operational and technical excellence to our customers, expand our RIP and ALIS solutions into current and new customers focused in the Rail, Logistics and U.S. Government Sectors, offer both CAPEX and OPEX pricing models to customers that increases recurring revenue, backlog and improves profitability, responsibly grow the business both organically and through selective acquisitions, and finally promote a performance-based work force where employees enjoy their work and are incentivized to excel and remain with the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Reverse Stock Split

All share and per share amounts have been presented to give retroactive effect to a 1-for-14 reverse-stock split that occurred in January 2020.

Reclassifications

The Company reclassified certain operating expenses for the year ended December 31, 2019 to conform to 2020 classification.  There was no net effect on the total operating expenses of such reclassification.

The following table reflects the reclassification adjustment effect for the year ended December 31, 2019:

	Before Reclassification		After Reclassification
	For the Year Ended		For the Year Ended
	December 31,		December 31,
	2019		2019
OPERATING EXPENSES:
Selling and marketing expenses	$421,535	Sales and marketing	$950,962
Salaries, wages and contract labor	5,570,140	Engineering	1,254,235
Research and development	431,425	Research and development	1,479,334
Professional fees	252,825	AI technologies	1,215,488
General and administrative expenses	2,212,035	Administration	3,987,941

Total Operating Expenses	$8,887,960		$8,887,960

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duos Technologies, Inc. and TrueVue360, Inc. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, estimates of the valuation of right of use assets and corresponding lease liabilities and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of December 31, 2020, balance in one financial institution exceeded federally insured limits by approximately $3,490,000.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2020 two customers accounted for 45% and 23% of revenues. For the year ended December 31, 2019, three customers accounted for 48%, 13% and 10% of revenues.  In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period.  Each of the customers referenced has the following termination provisions:

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

At December 31, 2020, two customers accounted for 56% and 30% of accounts receivable. At December 31, 2019, two customers accounted for 68% and 10% of accounts receivable.  Much of the credit risk is mitigated since all of the customers listed here are Class 1 railroads with a history of timely payments to us.

Geographic Concentration

Approximately 51% and 59% of revenue in 2020 and 2019, respectively, is generated from customers outside of the United States.

Significant Vendors and Concentration of Credit Risk

At December 31, 2020, one vendor accounted for 36% of accounts payable. At December 31, 2019, three vendors accounted for 15%, 13% and 12% of accounts payable.

One supplier accounted for approximately 11% of total purchases for the year ended December 31, 2020. One supplier accounted for approximately 28% of total purchases for the year ended December 31, 2019.

Fair Value of Financial Instruments and Fair Value Measurements

The Company follows Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:

Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions that the market participants would use in the asset or liability based on the best available information.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The estimated fair value of certain financial instruments, including accounts receivable, prepaid expense, accounts payable, accrued expenses and notes payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collections on accounts, historical trends are evaluated, and specific customer issues are reviewed to arrive at appropriate allowances. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers.

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

DECEMBER 31, 2020 AND 2019

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

Product Warranties

The Company has a 90 day warranty period for materials and labor after final acceptance of all projects. If any parts are defective they are replaced under our vendor warranty which is usually 12 to36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of December 31, 2020 and 2019, the warranty costs have been de-minimis, therefore no accrual of warranty liability has been made.

Loan Costs

Loan costs paid to lenders or third parties are recorded as debt discounts to the related loans and amortized to interest expense over the loan term.

Sales Returns

Our systems are sold as integrated systems and there are no sales returns allowed.

Revenue Recognition

Technology Systems

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-89, Revenue from Contracts with Customers (“ASC 606”), that affects the timing of when certain types of revenues will be recognized. The basic principles in ASC 606 include the following: a contract with a customer creates distinct unrecognized contract assets and performance obligations, satisfaction of a performance obligation creates revenue, and a performance obligation is satisfied upon transfer of control to a good or service to a customer.

Revenue is recognized by evaluating our revenue contracts with customers based on the five-step model under ASC 606:

1.

Identify the contract with the customer;

2.

Identify the performance obligations in the contract;

3.

Determine the transaction price;

4.

Allocate the transaction price to separate performance obligations; and

5.

Recognize revenue when (or as) each performance obligation is satisfied.

For revenues related to technology systems, the Company recognizes revenue over time using a cost-based input methodology in which significant judgment is required to estimated costs to complete projects. These estimated costs are then used to determine the  progress towards contract completion and  the corresponding amount of revenue to recognize.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The Company’s IT asset management business generates revenues from three sources: (1) Professional Services (consulting and auditing), (2) Software licensing with optional hardware sales and (3) Customer Service (training and maintenance support).

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

DECEMBER 31, 2020 AND 2019

(4)

Maintenance/support is an optional product sold to our software license customers under one-year contracts. Accordingly, maintenance payments received upfront are deferred and recognized over the contract term.

AI Technologies

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

Deferred Revenue

Deferred revenues represent billings or cash received in excess of revenue recognizable on service agreements that are not accounted for under the percentage of completion method. At December 31, 2020 and 2019, the balance of deferred revenue was $315,370 and $936,428, respectively. The amounts will be recorded to revenue over the next 12 months.

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

c.

Licensing and professional services related to auditing of data center assets;

d.

Predetermined algorithms to provide important operating information to the users of our systems.

2.

We currently operate in North America including the United States, Mexico and Canada.

3.

Our customers include rail transportation, commercial, petrochemical, government, banking and IT suppliers.

4.

Our contracts are fixed price and fall into two duration types:

a.

Turnkey engineered projects and professional service contracts that are less than one year in duration and are typically two to three months in length; and

b.

Maintenance and support contracts ranging from one to five years in length.

5.

Our goods and services are transferred over time.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Quantitative:

For the Year Ended December 31, 2020

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets
North America	$5,558,405	$298,705	$23,951	$687,293	$188,819	$273,604	$1,008,671	$8,039,448

Major Goods and Service Lines
Turnkey Projects	$4,131,155	$59,616	$33,363	$599,481	$132,515	$—	$—	$4,956,130
Technical Support	1,427,250	239,089	(9,412)	87,812	56,304	—	—	1,801,043
Data Center Auditing Services	—	—	—	—	—	266,449	—	266,449
Software License	—	—	—	—	—	7,155	—	7,155
Algorithms	—	—	—	—	—	—	1,008,671	1.008,671
	$5,558,405	$298,705	$23,951	$687,293	$188,819	$273,604	$1,008,671	$8,039,448

Timing of Revenue Recognition
Goods transferred over time	$4,131,155	$59,616	$33,363	$599,481	$132,515	$273,604	$1,008,671	$6,238,405
Services transferred over time	1,427,250	239,089	(9,412)	87,812	56,304	—	—	1,801,043
	$5,558,405	$298,705	$23,951	$687,293	$188,819	$273,604	$1,008,671	$8,039,448

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

For the Year Ended December 31, 2019

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Total
Primary Geographical Markets
North America	$11,201,794	$465,782	$99,841	$201,659	$1,371,821	$300,418	$13,641,315

Major Goods and Service Lines
Turnkey Projects	$10,020,318	$422,230	$70,545	$88,723	$1,361,622	$—	$11,963,438
Maintenance & Support	1,181,476	43,552	29,296	112,936	10,199	—	1,377,459
Data Center Auditing Services	—	—	—	—	—	246,658	246,658
Software License	—	—	—	—	—	53,760	53,760
	$11,201,794	$465,782	$99,841	$201,659	$1,371,821	$300,418	$13,641,315

Timing of Revenue Recognition
Goods transferred over time	$10,020,318	$422,230	$70,545	$88,723	$1,361,622	$300,418	$12,263,856
Services transferred over time	1,181,476	43,552	29,296	112,936	10,199	—	1,377,459
	$11,201,794	$465,782	$99,841	$201,659	$1,371,821	$300,418	$13,641,315

Advertising

The Company expenses the cost of advertising. During the years ended December 31, 2020 and 2019, there were no advertising costs.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2020, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2017, 2018 and 2019 remain open for potential audit.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At December 31, 2020, there was an aggregate of 1,587,553 outstanding warrants to purchase shares of common stock. At December 31, 2020, there was an aggregate of 451,898 employee stock options to purchase shares of common stock. Also, at December 31, 2020, 243,571 common shares were issuable upon conversion of Series B Convertible Preferred Stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases, and (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease right of use assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

NOTE 2 – LIQUIDITY

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $6,747,435 for the year ended December 31, 2020. During the same period, cash used in operating activities was $4,231,439. The working capital surplus and accumulated deficit as of December 31, 2020 were $2,167,058 and $39,488,150, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the first quarter of 2020 (the “2020 Offering”).

Upon completion of the 2020 Offering, management raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. Since the advent of the Covid-19 pandemic, the Company has experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients.  We continue to be successful in identifying new business opportunities and are focused on re-establishing a backlog of projects. Most importantly, the Company’s success in increasing its working capital surplus after receiving proceeds from the 2020 Offering of more than $8.1 million has given us the runway required to maintain our business strategy overall.  In addition, the Company was successful in securing a loan of $1.4 million during the second quarter from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. Management has been and continues to take actions including, but not limited to, elimination of certain costs that did not contribute to short term revenue, re-aligning management with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During February 2021, management has taken further significant actions including reorganizing senior management and selectively improving organizational efficiency to effectively grow the business as the expected order flow resumes in 2021. (see Note 15)

Management believes that, at this time, we have alleviated the substantial doubt for the Company to continue as a going concern. We are executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations. However, if we experience a significant increase in business in 2021 beyond current forecasts, we may require an increase in working capital in that year. In the first quarter of 2021, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock (see Note 15). Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on this increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue and to attain consistently profitable operations. Although the current global pandemic related to the coronavirus (Covid-19) has affected our operations, and we do believe this is expected to be a long-term issue, the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least 12 months from the date of this report.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at December 31, 2020 and  2019:

	December 31,	December 31,
	2020	2019
Accounts receivable	$1,244,876	$2,757,013
Allowance for doubtful accounts	—	(145,405)
	$1,244,876	$2,611,608

There was bad debt (recovery) expense related to accounts receivable of (3,217) and $220,405 in 2020 and 2019, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follow at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Furniture, fixtures and equipment	$1,569,328	$1,290,183
Less: Accumulated depreciation	(1,227,148)	(1,030,002)
	$342,180	$260,181

Depreciation expense in 2020 and 2019 was $197,146 and $159,252, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

	2020	2019
Patents and trademarks	$301,770	$293,585
Less: Accumulated amortization	(237,355)	(231,987)
	$64,415	$61,598

Amortization expense in 2020 and 2019 was $5,368 and $5,368, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

In 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third party and had passed the preliminary project stage prior to capitalization.

	December 31,	December 31,
	2020	2019
Software development costs	$60,000	$60,000
Less: Accumulated amortization	(60,000)	(40,000)
	$—	$20,000

Amortization of software development costs in 2020 and 2019 was $20,000 and $20,000, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 7 – DEBT

Notes Payable – Insurance Premium Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	December 31, 2020		December 31, 2019
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$23,327	7.75%	$28,500	7.31%
Third Party - Insurance Note 2	10,457	5.26%	—	6.36%
Third Party - Insurance Note 3	9,158	—	13,799	—
Third Party - Insurance Note 4	—	—	—	—
Total	$42,942		$42,299

The Company entered into an agreement on December 23, 2019 with its insurance provider by issuing a $28,500 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 7.31% payable in monthly installments of principal and interest totaling $2,218 through October 23, 2020. The policy renewed on December 23, 2020 in the amount of $30,994 with an annual interest rate of 7.75% payable in monthly installments of principal and interest totaling $2,416 through October 23, 2021.  The balance of Insurance Note 1 as of December 31, 2020 and December 31, 2019 was $23,327 and $28,500, respectively.

The Company entered into an agreement on April 15, 2019 in the amount of $51,940 with an annual interest rate of 6.36% payable (Insurance Note 2) with monthly installments of principal and interest totaling $5,326 through December 15, 2019 and the Company renewed the policy on April 15, 2020 in the amount of $51,379 with an annual interest rate of 5.26% payable in monthly installments of principal and interest totaling $5,263 through February 15, 2021. At December 31, 2020 and December 31, 2019, the balance of Insurance Note 2 was $10,457 and zero, respectively.

The Company entered into an agreement on September 15, 2019 in the amount of $13,799 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy, secured by 5 installment payments.  The Company renewed the policy on September 15, 2020, secured by 12 monthly installments. At December 31, 2020 and December 31, 2019, the balance of Insurance Note 3 was $9,158 and $13,799, respectively.

The Company entered into an agreement on February 3, 2019 in the amount of $141,058 with an annual interest rate of 6.36% payable in monthly installments of principal and interest totaling $14,520 (Insurance Note 4) through December 3, 2019. The policy renewed on February 3, 2020 in the amount of $109,812 with eight monthly installments of $13,726. At December 31, 2020 and December 31, 2019, the balance of Insurance Note 4 was zero and zero, respectively.

Equipment Financing

The Company entered into an agreement on August 26, 2019 with an equipment financing company by issuing a $147,810 secured  note, with an annual interest rate of 12.72% and payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022.  The Company entered into an additional agreement on May 22, 2020 with the same equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At December 31, 2020 and 2019, the balance of these notes was $192,804 and $134,098 respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

At December 31, 2020, future minimum note payments due under the equipment financing agreements are as follows:

As of December 31,	Amount
2021	$106,588
2022	86,735
2023	23,515
Total minimum equipment financing payments	$216,838
Less: interest	(24,034)
Total equipment financing at December 31, 2020	$192,804
Less: current portion of equipment financing	(89,620)
Long-term portion of equipment financing	$103,184

Notes Payable – Related Parties

	December 31, 2020		December 31, 2019
Payable To	Principal	Interest	Principal	Interest

Related party	$—		$267,000	3%
Related party	—		733,000	3%
Total	—		1,000,000
Less unamortized discounts	—		(94,627)
Total, net	$—		$905,373

The Company entered into an agreement with a related party on September 25, 2019 whereby the related party loaned the Company the aggregate principal amount of $267,000, pursuant to a note, repayable on June 25, 2020. The note carried an annual interest rate of 3%. In addition, the Company issued warrants permitting the related party to purchase for cash 11,920 shares of the Company’s common stock at a price of $7.70 per share. On June 22, 2020, the Company repaid this short-term note in the amount of $267,000. The balance of this note as of December 31, 2020 and 2019 was zero and $267,000, respectively.

The Company entered into an agreement with a related party on September 25, 2019 whereby the related party loaned the Company the aggregate principal amount of $733,000, pursuant to a note, repayable on June 25, 2020. The note carried an annual interest rate of 3%. In addition, the Company issued warrants permitting the related party to purchase for cash 32,724 shares of the Company’s common stock at a price of $7.70 per share. On June 22, 2020, the Company repaid this short-term note in the amount of $733,000.  The balance of this note as of December 31, 2020  and 2019 was zero and $733,000, respectively.

The Company determined the relative fair value between the notes and the warrants on the issue date utilizing the Bi-nominal Lattice Pricing Model for the warrants. As a result, the Company allocated $146,779 to the warrants, which was recorded as a debt discount with an offset to additional paid in capital in the accompanying consolidated financial statements. The fair value pricing model used the following assumptions: stock price $7.00, warrant exercise price $7.70, expected term of 5 years, expected volatility of 86% and discount rate of 1.609%.

For the year ended December 31, 2020, the Company recorded $94,627 for amortization of the debt discount discussed above to interest expense in the accompanying consolidated financial statements.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Notes Payable – SBA Loan

	December 31, 2020		December 31, 2019
Payable To	Principal	Interest	Principal	Interest

SBA loan	$1,410,270	1%	$—
Total	1,410,270		—
Less current portion	(627,465)		—
Long-term portion	$782,805		$—

On April 23, 2020, the Company entered into a promissory note (the “Note”) with BBVA USA, which provides for a loan in the amount of $1,410,270 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan has a two-year term and bears interest at a rate of 1.00% per annum (APR 1.014%). Monthly principal and interest payments are deferred for seven months after the date of disbursement and was extended additional six months from the date of disbursement. The Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company applied for the PPP loan forgiveness and was granted forgiveness on February 1, 2021.  (see Note 15)

NOTE 8 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed. This line of credit has been paid in full as of May 5, 2020.The balance as of December 31, 2020 and December 31, 2019, was zero and $27,615, respectively, including accrued interest.

NOTE 9 – CONTRACT ACCOUNTING

Contract Assets

Contract assets on uncompleted contracts represent costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2020 and 2019, contract assets on uncompleted contracts consisted of the following:

	2020	2019
Costs and estimated earnings recognized	$4,152,850	$3,700,124
Less: Billings or cash received	(4,050,392)	(2,324,204)
Contract Assets	$102,458	$1,375,920

Contract Liabilities

Contract liabilities on uncompleted contracts represent billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2020 and 2019, contract liabilities on uncompleted contracts consisted of the following:

	2020	2019
Billings and/or cash receipts on uncompleted contracts	$2,978,007	$35,665
Less: Costs and estimated earnings recognized	(2,268,454)	(27,004)
Contract Liabilities	$709,553	$8,661

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 10 – DEFERRED COMPENSATION

As of December 31, 2020, and 2019, the Company has accrued $797,042 and $277,850, respectively, of deferred compensation relating to individual agreements with former CEO and sales staff, which are included in the accompanying consolidated balance sheet in accrued expenses.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

The Company has subsequently paid its delinquent IRS payroll taxes and late fees. At December 31, 2020 and December 31, 2019, the payroll taxes payable balance of $3,146 and $115,111 included accrued late fees in the amount of zero and $37,210, respectively.  The remaining balance of $3,146 with the state of California will be remitted in 2021.

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

Simultaneously, the Company had also entered into a SaaS agreement with the same vendor that was an Amazon AWS-hosted software service supporting the creation and deployment of Artificial Intelligence.  It consisted of a public API, web application, iPhone application, and associated back-end services.

Consistent with the provisions of the agreements, the Company sent formal notice of termination and non-renewal of both agreements to the vendor.  The vendor confirmed the end-of-service date effective December 31, 2019 (the “Termination Date”).  No further obligations from either party are in effect beyond the Termination Date.

Effective December 1, 2019, all Artificial Intelligence development and deployment were seamlessly transitioned to the Company’s truevue360 platform.

Operating Lease Obligations

The Company has an operating lease agreement for office space of approximately 8,308 square feet that was amended on May 1, 2016 and again on April 1, 2019, increasing the office space to approximately 10,203 square feet, with the lease ending on October 31, 2021. The rent is subject to an annual escalation of 3%, beginning May 1, 2017.

The Company entered a new lease agreement of office and warehouse combination space of approximately 4,400 square feet on June 1, 2018 and ending May 31, 2021.  On December 21, 2020, this lease was extended to October 31, 2021.  This additional space allows for resource growth and engineering efforts for operations before deploying to the field.  The rent is subject to an annual escalation of 3%.

The Company now has a total of office and warehouse space of approximately 14,603 square feet.

At December 31, 2020, future minimum lease payments due under Operating Leases are as follows:

As of December 31,	Amount
2021	$213,568
Total minimum operating lease payments	213,568
Less: interest	(10,771)
Total lease liability at December 31, 2020	$202,797

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. We adopted ASU 2016-02 effective January 1, 2019, on a modified retrospective basis, without adjusting comparative periods presented. Effective January 1, 2019, the Company established a right-of-use model (ROU) asset and operating lease liability in the amount of $644,245. The right of use asset balance at December 31, 2020 was $202,797. These are the Company’s only operating leases whose term is greater than 12 months. The adoption of ASU 2016-02 did not materially affect our  consolidated statement of operations or our consolidated statements of cash flows. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and to recognize all lease payments for leases with a term greater than 12 months on a straight-line basis over the lease term in our unaudited consolidated statements of operations.

The current monthly lease payment is $25,098.  Rental expense for the office lease during 2020 and 2019 was $279,975 and $262,710, respectively.

Operating Leases

The Company has several non-cancelable operating leases, primarily for equipment, that expire over the next year. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense for operating leases during 2020 and 2019 was $21,341 and $12,104, respectively.

	Year Ended December 31,
	2020	2019
FP Mailing	$375	$372
Brewsmart Beverage/A. Antique Coffee Services	320	235
New Lane	1,800	500
Canon	10,144	10,997
Apple Financial Services	5,018	—
Ring Power	1,688	—
Ascentium Leasing	1,060	—
NFS Leasing	936	—
Total rent expense	$21,341	$12,104

Executive Severance Agreement

On April 1, 2018, the Company entered into an employment agreement (the “Arcaini Employment Agreement”) with Gianni B. Arcaini, pursuant to which Mr. Arcaini served as Chief Executive Officer and Chairman of the Board of Directors of the Company. Under the Arcaini Employment Agreement, Mr. Arcaini was paid an annual salary of $249,260 and an annual car allowance of $18,000. In addition, as incentive-based compensation, Mr. Arcaini was entitled to 1% of annual gross revenues of the Company and its subsidiaries. The Arcaini Employment Agreement had an initial term through March 31, 2020, subject to renewal for successive one-year terms unless either party gave notice of that party’s election to not renew to the other at least 60 days prior to the expiration of the then-current term. The Arcaini Employment Agreement was approved by the Compensation Committee.

As previously disclosed, on July 10, 2020, the Company announced that Mr. Arcaini would retire from these positions, effective as of September 1, 2020 (the “CEO Transition”). In order to facilitate a transition of his duties, the Company and Mr. Arcaini entered into a separation agreement which became effective as of July 10, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Arcaini’s employment with the Company ended on September 1, 2020 and he will receive separation payments over a 36-month period equal to his base salary plus $75,000 as well as certain limited health and life insurance benefits. The Separation Agreement also contains confidentiality, non-disparagement and non-solicitation covenants and a release of claims by Mr. Arcaini who continued to serve as Chairman of the Board of Directors of the Company.  The Corporate Governance and Nominating Committee did not submit Mr. Arcaini for re-election as a director and on November 19, 2020 at the Annual Shareholders meeting a new non-Executive Chairman was appointed.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

In accordance with the Separation Agreement the Company will pay to Mr. Arcaini the total sum of $747,788. Notwithstanding the foregoing, the status of Mr. Arcaini as a “Specified Employee” as defined in Internal Revenue Code Section 409A has the effect of delaying any payments to Mr. Arcaini under the Separation Agreement for six months after the Separation Date. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company will continue to pay him in bi-weekly installments for 30 months thereafter, as contemplated in the Arcaini Employment Agreement.  In addition, the Company will pay one-half of Mr. Arcaini’s current life insurance premiums for 36 months of approximately $1,200 and provide and pay for his health insurance for 18 months following the Separation Date of approximately $1,700. Unvested options in the amount of 50,358 became exercisable and vested in their entirety on the Separation Date valued at $95,127. The Company made payment of his attorneys’ fees for legal work associated with the negotiation and drafting of the Separation Agreement of approximately $17,000.

NOTE 12 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2020 and 2019 consist of net operating loss carryforwards and differences in the book basis and tax basis of intangible assets.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Income tax benefit at U.S. statutory rate of 21%	$(1,416,961)	$(518,885)
State income taxes	(242,908)	(88,952)
Non-deductible expenses	135,152	26,943
Change in valuation allowance	1,524,717	580,894
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss carryforward	$6,807,482	$5,224,941
Intangible assets	31,841	53,995
Allowance for bad debt	—	35,670
	6,839,323	5,314,606
Valuation allowance	(6,839,323)	(5,314,606)
Net deferred tax assets	$—	$—

The gross operating loss carryforward was approximately $27,672,692 and $21,403,666 at December 31, 2020 and 2019, respectively. The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2020 and 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $1,524,717 in 2020.

The potential tax benefit arising from the net operating loss carryforward of $4,357,876 from the period prior to January 1, 2018 will expire in 2037. The potential tax benefit arising from the net operating loss carryforward of $2,409,245 from the period following the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

2016 Equity Plan

On March 11, 2016, the Board adopted the 2016 Equity Incentive Plan (the “2016 Plan”) and the shareholders approved the 2016 Plan during the annual shareholders meeting on April 21, 2016. On May 27, 2016, the Company filed a registration statement for the securities planned to be issued under the plan which became effective at that date.

The “2016 Plan” provided for the issuance of up to 16,327 shares of our common stock. The purpose of the Plan was to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our stockholders. In March 2018, the Board of Directors approved an increase in the total amount of shares or share equivalents that could be issued under the 2016 Plan to 178,572. On July 31, 2019, the shareholders approved an increase in the total maximum amount issuable under the 2016 Plan to 321,429.

On April 23, 2018, the Company issued a total of 160,152 incentive stock options to certain employees and directors under the 2016 Plan. In 2019, the Company issued an additional 17,144 options for two directors who joined the board and a former officer forfeited 14,286 options.  On April 1, 2020, the Company cancelled and re-issued 160,866 existing non-qualified options to key staff members, officers and directors which had an exercise price of $14.00 per share with a reduced exercise price of $6.00 per share.  In addition, a further 149,424 options were issued to key staff members, officers and directors with an exercise price of $4.74 per share and 536 options were forfeited    From September to December 2020, 140,000 options  with strike prices ranging from $4.18 to $4.35 were issued the Company’s new CEO and two key staff members as an incentive to join the Company.  The total options issued under the 2016 Plan are 451,898 at the end of 2020. (see Note 14)

Administration

The 2016 Plan was administered by the Compensation Committee of the Board, which currently consists of two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m). Among other things, the Compensation Committee had complete discretion, subject to the express limits of the 2016 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements and may prescribe rules relating to the 2016 Plan. Notwithstanding the foregoing, the Compensation Committee does not have any authority to modify an award under the 2016 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Grant of Awards, Shares Available for Awards

The 2016 Plan provided for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. We reserved a total of 321,429 shares of common stock for issuance as or under awards made under the 2016 Plan.  If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2016 Plan.

Currently, there are twenty five identified employees (including four executive officers and directors), three non-employee directors, and up to thirty other current or future staff members who would be entitled to receive stock options and/or shares of restricted stock under the 2016 Plan. Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the 2016 Plan as well.

Stock Options

The 2016 Plan provided for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”).  The stockholders approved the 2016 Plan at the annual meeting as previously described. Stock options could be granted on such terms and conditions as the Compensation Committee may determine, provided, however, that the per share exercise price under a stock option could not be less than the fair market value of a share of the Company’s common stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owned (or was deemed to own) more than 10% of the total combined voting power of all classes of capital stock of our Company or a parent or subsidiary of our Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of our common stock covered by one or more ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

Stock Appreciation Rights

A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying common stock between the date of grant and the date of exercise. SARs could be granted in tandem with, or independently of, stock options granted under the 2016 Plan. A SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option, (ii) terminates upon termination or exercise of the related stock option (likewise, the common stock option granted in tandem with a SAR terminates upon exercise of the SAR), (iii) is transferable only with the related stock option, and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that is not granted in tandem with a stock option is exercisable at such times as the Compensation Committee may specify.

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

DECEMBER 31, 2020 AND 2019

Unrestricted Stock Awards

An unrestricted stock award is a grant or sale of shares of our common stock to the participant that is not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to the Company or an affiliate or for other valid consideration.

Amendment and Termination

The compensation committee may adopt, amend and rescind rules relating to the administration of the 2016 Plan, but no such amendment or termination will be made that materially and adversely impairs the rights of any participant with respect to any award received thereby under the 2016 Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. We have attempted to structure the 2016 Plan so that remuneration attributable to stock options and other awards will not be subject to the deduction limitation contained in Code Section 162(m). The 2016 Plan terminated pursuant to its terms on December 31, 2020, although all outstanding awards on such date continue in full force and effect.

Series B Convertible Preferred Stock

The following summary of certain terms and provisions of our Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) is subject to, and qualified in its entirety by reference to, the terms and provisions set forth in our certificate of designation of preferences, rights and limitations of Series B Convertible Preferred Stock (the “Series B Convertible Preferred Certificate of Designation”) as previously filed. Subject to the limitations prescribed by our articles of incorporation, our board of directors is authorized to establish the number of shares constituting each series of preferred stock and to fix the designations, powers, preferences and rights of the shares of each of those series and the qualifications, limitations and restrictions of each of those series, all without any further vote or action by our stockholders. Our board of directors has designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are validly issued, fully paid and non-assessable.

Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise.  Effective November 24, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) which included the issuance of 2,830 shares of Series B Convertible Preferred Stock worth $2,830,000 (including the conversion of liabilities at a price of $1,000 per Class B Unit. As of the date hereof, there are 1,705 shares of Series B Convertible Preferred Stock issued and outstanding (see below for 2019 and 2020 conversions to common stock).

Common stock issued for warrants

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

DECEMBER 31, 2020 AND 2019

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

During the third quarter of 2020, 67,500 warrants previously issued as compensation for banking fees related to the 2020 offering, were released from a contractual “lock-up” pursuant to the terms of the raise lock-up. In addition, 1,197 warrants expired, and 9,450 warrants were cancelled and re-issued on the direction of the holder.

Common stock issued for services and settlements

The Company issued 2,484 shares of common stock on August 28, 2019 for payment of accrued board fees to two directors in the amount of $19,167 for services to the Board.

The Company issued 2,039 shares of common stock on December 31, 2019 for payment of accrued board fees to three directors in the amount of $13,750 for services to the Board.

The Company issued 1,611 shares of common stock on March 31, 2020 for payment of accrued board fees to three directors in the amount of $7,500 for services to the Board.

The Company issued 1,632 shares of common stock on June 30, 2020 for payment of accrued board fees to three directors in the amount of $7,500 for services to the Board.

The Company issued 7,869 shares of common stock on September 30, 2020 for payment of accrued board fees to three directors in the amount of $37,500 for services to the Board.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the year ended December 31, 2020 and 2019, was $454,770 and $44,874, respectively, for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2020, the total compensation cost for stock options not yet recognized was $264,256. This cost will be recognized over the remaining vesting term of the options of approximately one year.

Series B Convertible Preferred Stock

A holder of Series B Convertible Preferred Stock converted 750 shares into 107,142 shares of common stock, valued at $750,000 during the third quarter of 2019.

A holder of Series B Convertible Preferred Stock converted 375 shares into 53,571 shares of common stock, valued at $375,000 during the fourth quarter of 2019.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Treasury Stock

In August 2016, the Company’s Board of Directors approved a new class of Preferred Stock, “Series A”. For shareholders who invested in previous private placements, the Company was offering on a case-by-case basis, the ability to convert the existing amount invested into an equivalent amount in the Series A on the condition that they invest an equivalent additional amount in the Series A. In December of 2017, the Company redeemed all of the Series A and continues to hold 235 shares purchased for $148,000 as a part of the original transaction.  In December 2018, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value.  The Company purchased 84 shares at $7.00 per shares and 140 shares at $6.30 per share.  In 2019, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value.  The Company purchased 115 shares at $10.08 per shares and 753 shares at $9.09 per share.  Accordingly, as of December 31, 2020, and 2019, the Company held 1,324 shares of Company Series A stock at an aggregate value of $157,452.

NOTE 14 – COMMON STOCK OPTIONS AND WARRANTS

Options

2020

During the second quarter of 2020, 160,866 options were cancelled and re-issued to key staff-members, officers, and directors.  Of those options granted, 100% vested immediately. The value of the re-issued options granted was $102,800.  In addition, 149,424 new options were granted to key staff-members, officers and directors.  Of those options granted, 50% vested on January 1, 2021 and the other 50% will vest on January 1, 2022. The value of the new options is $370,312.

During the third quarter of 2020, 100,000 options were issued to the Company’s new CEO as a hiring incentive.  Of these options 50% will vest on September 1, 2021 and the other 50% will vest on September 1, 2022.  The value of these options is $193,388.  In addition, as a part of the severance agreement agreed with the former CEO, 50,358 unvested options were vested and the unamortized portion of those options were charged in the amount of $95,127.

During the fourth quarter of 2020, 40,000 options were granted to two new key employees.  For 20,000 of those options, 50% of the options will vest on October 12, 2021 and the other 50% will vest on October 12, 2022.  For the other 20,000 options, one-third will vest on November 23, 2021, the next third will vest on November 23, 2022 and the final third will vest on November 23, 2023.  The value of these options is $91,574.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2018	160,152	$14.00	4.3	—
Granted	17,144	$14.00	5.0	—
Forfeited	(14,286)	14.00	—	—
Outstanding at December 31, 2019	163,010	$14.00	3.4	—
Exercisable at December 31, 2019	154,438	$14.00	3.4	—

Outstanding at December 31, 2019	163,010	$14.00	3.4	—
Granted	450,290	$5.06	4.4	—
Cancelled/Forfeited	(161,402)	$14.00	—	—
Outstanding at December 31, 2020	451,898	$5.06	4.4	$7,200
Exercisable at December 31, 2020	212,832	$5.76	4.2	—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The fair value of the incentive stock option grants for the years ended December 31, 2020 and 2019 were estimated using the following weighted- average assumptions:

For the Years Ended December 31,
	2020	2019
Risk free interest rate	0.18% - 0.26%	1.44 - 2.44%
Expected term in years	2.50 - 3.50	2.76 - 3.25
Dividend yield	—	—
Volatility of common stock	68.00% - 86.24%	117.18% - 151.43%
Estimated annual forfeitures	—	—

Warrants

2020

During the first quarter of 2020, 67,500 warrants were issued as compensation in the form of bankers warrants in connection with the 2020 Offering for which no other warrants were issued.  The warrants had a strike price of $9.00 and were locked up until the third quarter of 2020.

During the second quarter of 2020, 9,450 warrants previously issued as bankers warrants in the first quarter were cancelled and re-issued with no change in terms. In addition, 1,197 warrants previously issued, expired.

During the third quarter of 2020, 67,500 warrants issued in the first quarter became exercisable.

During the fourth quarter of 2020, 12,469 previously issued warrants were cancelled and re-issued with no change in terms as part of a settlement between certain shareholders.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

During the fourth quarter of 2019, 357 warrants were exercised for cash in the amount of $2,750.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2018	1,815,181	$9.52	3.9	—
Warrants expired, forfeited, cancelled or exercised	(338,575)
Warrants issued	44,644	$7.70	4.9	—
Outstanding at December 31, 2019	1,521,250	$8.78	3.9	—
Exercisable at December 31, 2019	1,521,250	$8.78	3.9	—

Outstanding at December 31, 2019	1,521,250	$8.78	3.9	—
Warrants expired, forfeited, cancelled or exercised	(23,116)
Warrants issued	89,419	$9.02	2.2	—
Outstanding at December 31, 2020	1,587,333	$8.62	2.0	—
Exercisable at December 31, 2020	1,587,333	$8.69	2.0	—

NOTE 15 – SUBSEQUENT EVENTS

On February 1, 2021, the Company received notice that the PPP Cares Act loan that was issued in 2020 in the amount of $1,421,395 including accrued interest, was forgiven by the Small Business Administration.

On February 26, 2021, as previously disclosed, the Company accepted an offer from two existing shareholders to invest $4,500,000 in the form of a newly designated Series C Convertible Preferred Stock.  The offer includes a registration rights agreement and contains certain voting limitations subject to shareholder approval.