Form 10-Q
period 2021-03-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2021-05-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

As of May 12, 2021, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 3,538,821.

SIGNATURES	31

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,071,913	$3,969,100
Accounts receivable, net	1,390,152	1,244,876
Contract assets	37,566	102,458
Prepaid expenses and other current assets	694,702	486,626
Total Current Assets	9,194,333	5,803,060

Property and equipment, net	321,143	342,180
Operating lease right of use asset	154,023	196,144

OTHER ASSETS:
Patents and trademarks, net	70,508	64,415
Total Other Assets	70,508	64,415

TOTAL ASSETS	$9,740,007	$6,405,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$689,649	$599,317
Accounts payable - related parties	7,700	7,700
Notes payable - financing agreements	237,390	42,942
Payroll taxes payable	3,146	3,146
Accrued expenses	984,174	1,038,092
Current portion - equipment financing agreements	92,224	89,620
Current portion-operating lease obligations	158,556	202,797
Current portion-SBA loan	—	627,465
Contract liabilities	166,033	709,553
Deferred revenue	1,267,921	315,370
Total Current Liabilities	3,606,793	3,636,002

Equipment financing payable, less current portion	79,128	103,184
SBA loan, less current portion	—	782,805
Total Liabilities	3,685,921	4,521,991

Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,480,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at March 31, 2021 and December 31, 2020, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 1,705 and 1,705 issued and outstanding at March 31, 2021 and December 31, 2020, convertible into common stock at $7 per share	1,705,000	1,705,000
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 4,500 issued and outstanding at March 31, 2021 and 0 issued and outstanding at December 31, 2020, convertible into common stock at $5.50 per share	4,500,000	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 3,535,339 shares issued, 3,534,015 shares outstanding at March 31, 2021 and December 31, 2020, respectively	3,536	3,536
Additional paid-in capital	39,897,175	39,820,874
Total stock & paid-in-capital	46,105,711	41,529,410
Accumulated deficit	(39,894,173)	(39,488,150)
Sub-total	6,211,538	2,041,260
Less: Treasury stock (1,324 shares of common stock at March 31, 2021 and December 31, 2020)	(157,452)	(157,452)
Total Stockholders' Equity	6,054,086	1,883,808

Total Liabilities and Stockholders' Equity	$9,740,007	$6,405,799

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

REVENUES:
Technology systems	$1,490,298	$513,674
Services and consulting	664,456	477,271

Total Revenues	2,154,754	990,945

COST OF REVENUES:
Technology systems	1,895,485	1,092,058
Services and consulting	331,384	293,954
Overhead	503,593	260,421

Total Cost of Revenues	2,730,462	1,646,433

GROSS MARGIN	(575,708)	(655,488)

OPERATING EXPENSES:
Sales & marketing	311,801	139,852
Research & development	61,033	40,639
Administration	873,758	1,251,936

Total Operating Expenses	1,246,592	1,432,427

LOSS FROM OPERATIONS	(1,822,300)	(2,087,915)

OTHER INCOME (EXPENSES):
Interest expense	(6,220)	(68,932)
Other income, net	1,422,497	9,798

Total Other Income (Expense)	1,416,277	(59,134)

NET LOSS	$(406,023)	$(2,147,049)

Basic & Diluted Net Loss Per Share	$(0.11)	$(0.80)

Weighted Average Shares-Basic & Diluted	3,535,339	2,687,482

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock B		Preferred Stock C		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2020	1,705	$1,705,000	—	$—	3,535,339	$3,536	$39,820,874	$(39,488,150)	$(157,452)	$1,883,808

Stock options granted to employees	—	—	—	—	—	—	76,301	—	—	76,301

Series C preferred stock issued	—	—	4,500	4,500,000	—	—	—	—	—	4,500,000

Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	(406,023)	—	(406,023)

Balance March 31, 2021	1,705	$1,705,000	4,500	$4,500,000	3,535,339	$3,536	$39,897,175	$(39,894,173)	$(157,452)	$6,054,086

Balance December 31, 2019	1,705	1,705,000	—	—	1,982,039	1,982	31,063,915	(32,740,715)	(157,452)	(127,270)

Common stock issued	—	—	—	—	1,542,188	1,542	9,251,586	—	—	9,253,128

Stock options granted to employees	—	—	—	—	—	—	8,100	—	—	8,100

Stock issuance cost	—	—	—	—	—	—	(1,001,885)	—	—	(1,001,885)

Common stock issued for services	—	—	—	—	1,611	2	7,498	—	—	7,500

Net Loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(2,147,049)	—	(2,147,049)

Balance March 31, 2020	1,705	$1,705,000	—	—	3,525,838	$3,526	$39,329,214	$(34,887,764)	$(157,452)	$5,992,524

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Cash from operating activities:
Net loss	$(406,023)	$(2,147,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,049	48,647
Stock based compensation	76,301	8,100
PPP loan forgiveness including accrued interest	(1,421,577)	—
Interest expense related to debt discounts	—	48,926
Amortization of operating lease right of use asset	42,121	55,858
Changes in assets and liabilities:
Accounts receivable	(197,827)	1,966,072
Contract assets	64,892	992,220
Prepaid expenses and other current assets	7,579	(5,062)
Accounts payable	90,332	(1,970,190)
Accounts payable-related party	—	(300)
Payroll taxes payable	—	(102,721)
Accrued expenses	(42,611)	(242,303)
Lease obligation	(44,241)	(55,965)
Contract liabilities	(490,970)	1,509
Deferred revenue	952,551	(254,755)

Net cash used in operating activities	(1,296,424)	(1,657,013)

Cash flows from investing activities:
Purchase of patents/trademarks	(7,435)	(7,310)
Purchase of fixed assets	(50,670)	(28,935)

Net cash used in investing activities	(58,105)	(36,245)

Cash flows from financing activities:
Repayments of line of credit	—	(27,550)
Repayments of insurance and equipment financing	(21,206)	(23,094)
Repayment of finance lease	(21,452)	(10,702)
Proceeds from common stock issued	—	9,253,128
Issuance cost	—	(1,001,885)
Proceeds from preferred stock issued	4,500,000	—

Net cash provided by financing activities	4,457,342	8,189,897

Net increase in cash	3,102,813	6,496,639
Cash, beginning of period	3,969,100	56,249
Cash, end of period	$7,071,913	$6,552,888

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,671	$6,643

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$—	$7,500
Note issued for financing of insurance premiums	$215,654	$165,375

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (the “duostech Group”), through its operating subsidiaries, Duos Technologies, Inc. (“duostech”) and TrueVue360, Inc. (“TrueVue360”) (collectively the “Company”), develops and deploys cutting-edge technologies that will help to transform precision railroading, logistics and inter-modal transportation operations. Additionally, these unique patented solutions can be employed into many other industries.

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

The Company has also developed the Automated Logistics Information System (ALIS) which automates and reduces/removes personnel from gatehouses where trucks enter and exit large logistics and intermodal facilities. This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline operations and significantly improve operations and security and importantly dramatically improves the vehicle throughput on each lane on which the technology is deployed.

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

The Company’s strategy is to deliver operational and technical excellence to our customers, expand our RIP and ALIS solutions into current and new customers focused in the Rail, Logistics and U.S. Government Sectors, offer both CAPEX and OPEX pricing models to customers that increases recurring revenue, backlog and improves profitability, responsibly grow the business both organically and through selective acquisitions, and promote a performance-based work force where employees enjoy their work and are incentivized to excel and remain with the Company.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not indicative of the results that may be expected for the year ending December 31, 2021 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021.

Reclassifications

The Company reclassified certain expenses for the three months ended March 31, 2020 to conform to 2021 classification. There was no net effect on the total expenses of such reclassification.

The following table reflects the reclassification adjustment effect in the three months ended March 31, 2020:

	Before Reclassification		After Reclassification
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2020		2020

REVENUES:		REVENUES:
Technology systems	$513,674	Technology systems	$513,674
Technical support	345,187	Services and Consulting	477,271
Consulting	132,084	—	—

Total Revenue	990,945	Total Revenue	990,945

COST OF REVENUES:		COST OF REVENUES:
Technology systems	581,544	Technology systems	1,092,058
Technical support	234,276	Services and consulting	293,954
Consulting services	72,260	Overhead	260,421

Total Cost of Revenues	888,080	Total Cost of Revenues	1,646,433

GROSS MARGIN	102,865	GROSS MARGIN	(655,488)

OPERATING EXPENSES:		OPERATING EXPENSES:
Sales and marketing	139,852	Sales and marketing	139,852
Engineering	312,428	Research and development	40,639
Research and development	406,392	Administration	1,251,936
Administration	1,015,559	—	—
AI technologies	316,549	—	—

Total Operating Expenses	2,190,780	Total Operating Expenses	1,432,427

LOSS FROM OPERATIONS	$(2,087,915)	LOSS FROM OPERATIONS	$(2,087,915)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2021, the balance in one financial institution exceeded federally insured limits by approximately $6,646,955.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2021, one customer accounted for 79% (“Customer 2”) of revenues. For the three months ended March 31, 2020, three customers accounted for 44% (“Customer 1”), 13% (“Customer 2”) and 13% (“Customer 3”) of revenues. In all cases, there is no minimum contract value stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period. Each of the customers referenced has the following termination provisions:

●	Customer 1, termination can be made, prior to delivery of products or services, in the case where either party breaches any of its obligations under the agreement with the Company. The other party may terminate the agreement effective 15 Business Days following notice from the non-defaulting party, if the non-performance has not been cured within such period, and without prejudice to damages that could be claimed by the non-defaulting party. Either party may terminate the agreement if the other party becomes unable to pay its debts in the ordinary course of business; goes into liquidation (other than for the purpose of a genuine amalgamation or restructuring); has a receiver appointed over all or part of its assets; enters into a composition or voluntary arrangement with its creditors; or any similar event occurs in any jurisdiction, all to the extent permitted by law.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

●	For Customer 2, prior to delivery of products or services, either party may terminate the agreement with the Company upon the other party’s material breach of a representation, warranty, term, covenant or undertaking in the agreement if, within 30 days following the delivery of a written notice to the defaulting party setting forth in reasonable detail the basis of such default, the defaulting party has not rectified such default to the reasonable satisfaction of the non-defaulting party. Failure to perform due to a force majeure condition shall not be considered a material default under the agreement. Either party may terminate the agreement upon the other party’s material breach of a representation, warranty, term, covenant or undertaking in the agreement if, within 30 days following the delivery of a written notice to the defaulting party setting forth in reasonable detail the basis of such default, the defaulting party has not rectified such default to the reasonable satisfaction of the non-defaulting party. Failure to perform due to a force majeure condition shall not be considered a material default under the agreement.

●	For Customer 3, prior to delivery of products or services if the customer terminates the statement of work for convenience, no refund of any advance payments will be due to Customer 3. ln the event of a material breach by the Company, which breach is not cured, or cure has not begun within 30 days of written notice to the Company by Customer 3, Customer 3 may terminate this statement of work for cause. In the event of termination by Customer 3 for cause, the Company shall reimburse Customer 3 any unused prepaid fees on a pro rata basis.

At March 31, 2021, one customer accounted for 79% of accounts receivable. At December 31, 2020, two customers accounted for 56% and 30% of accounts receivable. Much of the credit risk is mitigated since all of the customers listed here are Class 1 railroads with a history of timely payments to us.

Geographic Concentration

For the three months ended March 31, 2021, approximately 86% of revenue is generated from three customers outside of the United States. For the three months ended March 31, 2020, approximately 54% of revenue is generated from two customers outside of the United States. These customers are Canadian and Mexican, and two of the three are Class 1 railroads operating in the United States.

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

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions that the market participants would use in the asset or liability based on the best available information.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At March 31, 2021, there was an aggregate of 1,587,553 outstanding warrants to purchase shares of common stock. At March 31, 2021, there was an aggregate of 471,898 shares of employee stock options to purchase shares of common stock. Also, at March 31, 2021, 243,571 common shares were issuable upon conversion of Series B convertible preferred stock and 818,182 common shares were issuable upon conversion of Series C convertible preferred stock all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

March 31, 2021

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 2 – LIQUIDITY

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $406,023 for the three months ended March 31, 2021. During the same period, net cash used in operating activities was $1,296,424. The working capital surplus and accumulated deficit as of March 31, 2021 were $5,587,540 and $39,894,173, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the first quarter of 2020 (the “2020 Offering”).

Upon completion of the 2020 Offering, management raised sufficient working capital to meet its needs for the next 12 months without the need to raise further capital. Since the advent of the Covid-19 pandemic, the Company has experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients.  We continue to be successful in identifying new business opportunities and are focused on re-establishing a backlog of projects. Most importantly, the Company’s success in increasing its working capital surplus after receiving proceeds from the 2020 Offering of more than $8,200,000 and more recently, in the first quarter of 2021, receiving net proceeds of $4,500,000 from the issuance of Series C Preferred Stock to two large shareholders, continues to give us the capital required to fund the fundamental business changes that we undertook in the last quarter of 2020 and maintain our business strategy overall.  In addition, the Company was successful in securing a loan of $1,410,270 during the second quarter of 2020 from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. This loan was forgiven in the current quarter and leaves the Company essentially debt free. Management has been and continues to take actions including, but not limited to, elimination of certain costs that did not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During the first quarter, management has taken further significant actions including reorganizing our engineering and technical teams and selectively improving organizational efficiency to effectively grow the business as the expected order flow resumes in 2021.

Management believes that, at this time, we have alleviated the substantial doubt for the Company to continue as a going concern. We are executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations. As previously noted, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on this increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue and attain consistently profitable operations. Although the current global pandemic related to the coronavirus (Covid-19) has affected our operations, and we do believe this is expected to be a long-term issue, the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least 12 months from the date of this report.

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	March 31, 2021		December 31, 2020
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$16,486	7.75%	$23,327	7.75%
Third Party - Insurance Note 2	—	5.26%	10,457	5.26%
Third Party - Insurance Note 3	5,250	—	9,158	—
Third Party - Insurance Note 4	215,654	—	—	—
Total	$237,390		$42,942

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The Company entered into an agreement on December 23, 2020 with its insurance provider by issuing a $23,327 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 7.75% payable in monthly installments of principal and interest totaling $2,416 through October 23, 2021. The balance of Insurance Note 1 as of March 31, 2021 and December 31, 2020 was $16,486 and $23,327, respectively.

The Company entered into an agreement on April 15, 2020 with its insurance provider by issuing a $51,379 note payable (Insurance Note 2) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 5.26% payable in monthly installments of principal and interest totaling $5,263 through February 15, 2021. At March 31, 2021 and December 31, 2020, the balance of Insurance Note 2 was zero and $10,457, respectively.

The Company entered into an agreement on September 15, 2020 with its insurance provider by issuing a $13,796 note payable (Insurance Note 3) for the purchase of an insurance policy, secured by 12 monthly installments. At March 31, 2021 and December 31, 2020, the balance of Insurance Note 3 was $5,250 and $9,158, respectively.

The Company entered into an agreement on February 3, 2020 with its insurance provider by issuing a $165,375 note payable (Insurance Note 4) with a down payment of $55,563 for the purchase of an insurance policy secured by eight monthly installments of $13,726 through December 3, 2020. The policy renewed on February 3, 2021 in the amount of $215,654 with a down payment paid in the amount of $37,000 on April 6, 2021 and ten monthly installments of $17,899. At March 31, 2021 and December 31, 2020, the balance of Insurance Note 4 was $215,654 and zero, respectively.

Equipment Financing

The Company entered into an agreement on August 26, 2019 with an equipment financing company by issuing a $147,810 secured note, with an annual interest rate of 12.72% and payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022. The Company entered into an additional agreement on May 22, 2020 with the same equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At March 31, 2021 and December 31, 2020, the balance of these notes was $171,352 and $192,804, respectively.

At March 31, 2021, future minimum lease payments due under the equipment financing is as follows:

As of December 31,	Amount
2021	$79,941
2022	86,735
2023	23,515
Total minimum equipment financing payments	$190,191
Less: interest	(18,839)
Total equipment financing at March 31, 2021	$171,352
Less: current portion of equipment financing	(92,224)
Long term portion of equipment financing	$79,128

Notes Payable – SBA Loan

	March 31, 2021		December 31, 2020
Payable To	Principal	Interest	Principal	Interest

SBA loan	$—		$1,410,270	1%
Total	—		1,410,270
Less current portion	—		(863,845)
Long term portion	$—		$546,425

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

On April 23, 2020, the Company entered into a promissory note (the “Note”) with BBVA USA, which provided for a loan in the amount of $1,410,270 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan had a two-year term and accrued interest at a rate of 1.00% per annum (APR 1.014%). Monthly principal and interest payments were deferred for nine months after the date of disbursement. The Loan could be prepaid at any time prior to maturity with no prepayment penalties. The Company applied for the PPP loan forgiveness and was granted forgiveness on February 1, 2021. At March 31, 2021 and December 31, 2020, the loan balance was zero and $1,410,270, respectively.

NOTE 4 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed. The balance as of March 31, 2021 and December 31, 2020, was zero and zero, respectively, including accrued interest. This line of credit has been paid in full as of May 5, 2020.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

The Company has paid its delinquent IRS payroll taxes and late fees in full. At March 31, 2021 and December 31, 2020, the state payroll taxes payable balance was $3,146 and $3,146, respectively. The remaining balance of $3,146 with the state of California will be remitted in 2021.

Operating Lease Obligations

The Company has an operating lease agreement for office space of 8,308 square feet that was amended on May 1, 2016 and again on April 1, 2019, increasing the office space to 10,203 square feet, with the lease ending on October 31, 2021. The rent is subject to an annual escalation of 3%, beginning May 1, 2017.

The Company entered a new lease agreement of office and warehouse combination space of 4,400 square feet on June 1, 2018 and ending May 31, 2021. The Company has extended this lease to coincide with the main office space lease that will be ending on October 31, 2021. This additional space allows for resource growth and engineering efforts for operations before deploying to the field. The rent is subject to an annual escalation of 3%.

The Company now has a total of office and warehouse space of approximately 14,603 square feet.

At March 31, 2021, future minimum lease payments due under operating leases are as follows:

As of March 31, 2021	Amount
Total minimum financial lease payments	$164,961
Less: interest	(6,405)
Total lease liability at March 31, 2021	$158,556

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. We adopted ASU 2016-02 effective January 1, 2019, on a modified retrospective basis, without adjusting comparative periods presented. Effective January 1, 2019, the Company established a right-of-use model (ROU) asset and operating lease liability in the amount of $644,245. The Company extended the lease agreement of office and warehouse combination space to coincide with the main office space and recorded a right-of-use model (ROU) to the asset and operating lease liability in the amount of $21,022. The right of use asset balance at March 31, 2021 was $158,556. These are the Company’s only lease whose term is greater than 12 months. The adoption of ASU 2016-02 did not materially affect our unaudited consolidated statement of operations or our unaudited consolidated statements of cash flows. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and to recognize all lease payments for leases with a term greater than 12 months on a straight-line basis over the lease term in our unaudited consolidated statements of operations.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Executive Severance Agreement

On July 10, 2020, the Company announced that Gianni Arcaini would retire from the positions of Chief Executive Officer and Chairman of the Board effective as of September 1, 2020 (the “CEO Transition”). In order to facilitate a transition of his duties, the Company and Mr. Arcaini entered into a separation agreement which became effective as of July 10, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Arcaini’s employment with the Company ended on September 1, 2020 and he will receive separation payments over a 36-month period equal to his base salary plus $75,000 as well as certain limited health and life insurance benefits. The Separation Agreement also contains confidentiality, non-disparagement and non-solicitation covenants and a release of claims by Mr. Arcaini who continued to serve as Chairman of the Board of Directors of the Company. The Corporate Governance and Nominating Committee did not submit Mr. Arcaini for re-election as a director and on November 19, 2020 at the Annual Shareholders meeting a new non-Executive Chairman was appointed.

In accordance with the Separation Agreement, the Company will pay to Mr. Arcaini the total sum of $747,788. Notwithstanding the foregoing, the status of Mr. Arcaini as a “Specified Employee” as defined in Internal Revenue Code Section 409A has the effect of delaying any payments to Mr. Arcaini under the Separation Agreement for six months after the Separation Date. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company will continue to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. In addition, the Company will pay one-half of Mr. Arcaini’s current life insurance premiums for 36 months of approximately $1,200 per month and provide and pay for his health insurance for 36 months following the Separation Date of approximately $450 per month. Unvested options in the amount of 50,358 became exercisable and vested in their entirety on the Separation Date valued at $95,127. The Company made payment of his attorneys’ fees for legal work associated with the negotiation and drafting of the Separation Agreement of approximately $17,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common stock issued

On February 12, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”), as representative of the underwriters listed therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 1,350,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $6.00 per share. In addition, the Underwriters were granted an over-allotment option (the “Over-allotment Option”) for a period of 45 days to purchase up to an additional 202,500 shares of Common Stock. The Offering closed on February 18, 2020. The Common Stock began trading on the Nasdaq Capital Market under the symbol DUOT on February 13, 2020.

On February 20, 2020, pursuant to and in compliance with the terms and conditions of the aforementioned Underwriting Agreement and the Offering, the Underwriters partially exercised the Over-allotment Option to purchase 192,188 shares of Common Stock at $6.00 per share (the “Over-Allotment Exercise”). The sale of the Over-Allotment Exercise to purchase 192,188 shares of Common Stock closed on February 21, 2020.

In total, the Company issued 1,542,188 shares of Common Stock in connection with the underwritten public offering and up listing to the Nasdaq Capital Market national exchange. The securities were issued pursuant to a Registration Statement on Form S-1 (File No. 333- 235455), as amended, which was declared effective by the Securities and Exchange Commission on February 12, 2020. The Company received gross proceeds of approximately $9.25 million for the Offering, including the exercise of the Over-Allotment Exercise, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2021 and 2020, was $76,301 and $8,100, respectively, for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2021, the total compensation cost for stock options not yet recognized was $284,784. This cost will be recognized over the remaining vesting term of the options ranging from one to three years.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Employee Stock Options

A maximum of 178,572 shares were made available for grant under the 2016 Equity Incentive Plan, as amended (the “2016 Plan”), and all outstanding options under the Plan provide a cashless exercise feature. The maximum number of shares was increased by shareholder approval to 321,429.  The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2016 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization, or similar event. As of March 31, 2021, and December 31, 2020, options to purchase 471,898 shares of common stock and 451,898 shares of common stock were outstanding under the 2016 Plan, respectively. On April 1, 2020, the Board of Directors cancelled 161,402 options previously granted to existing employees and granted 310,290 options, of which 160,866 were replaced with new options carrying a $6.00 exercise price and a further 149,424 options were issued to existing employees, officers and directors carrying a $4.74 strike price with a vesting period ranging from 9 months to 21 months. On April 1, 2020 the new stock options issued had a fair value of $370,312. The options that were cancelled and replaced were accounted for by valuing the original options on the day before they were cancelled and valuing the new options on the day of issuance. The inputs used were a stock price of $4.74 on the day of cancellation and $4.70 on the day of issuance, expected term of 2.5 years, expected volatility of 81%, no anticipated dividend and an interest rate of 0.255%. The difference between the valuations were recorded as one-time option expense given that options cancelled were already vested and the replacement options were immediately vested. The one-time expense for this cancellation and issuance was $102,800. The strike price of the cancelled options was $14.00.

During the first quarter of 2021, the Company’s Board of Directors granted 20,000 new stock options with a strike price of $4.32 per share to its new VP of Product Innovation.  These options were awarded as a one-time award as a hiring incentive and have a fair value of $52,758 as of January 4, 2021. The issuance of these options generated stock option compensation expense this quarter in the amount of $7,685 and a balance of unamortized stock option compensation expense of $45,073, that will be expensed over the next 2.75 years.

Warrants

No warrants have been issued during the first quarter of 2021.

NOTE 7 - REVENUE

Revenue Recognition and Contract Accounting

The Company generates revenue from four sources: (1) Technology Systems; (2) AI Technology; (3) Technical Support; and (4) Consulting Services.

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

March 31, 2021

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

At March 31, 2021 and December 31, 2020, contract assets on uncompleted contracts consisted of the following:

	March 31, 2021	December 31. 2020
Costs and estimated earnings recognized	$1,679,930	$4,152,850
Less: Billings or cash received	(1,642,364)	(4,050,392)
Contract assets	$37,566	$102,458

Contract Liabilities

Contract liabilities on uncompleted contracts represent billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At March 31, 2021 and December 31, 2020, contract liabilities on uncompleted contracts consisted of the following:

	March 31, 2021	December 31. 2020
Billings and/or cash receipts on uncompleted contracts	$2,530,216	$2,978,007
Less: Costs and estimated earnings recognized	(2,364,183)	(2,268,454)
Contract liabilities	$166,033	$709,553

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

March 31, 2021

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

March 31, 2021

(Unaudited)

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
b.	Maintenance and support contracts ranging from one to five years in length.
5.	Transfer of goods and services are over time.

Quantitative:

For the Three Months Ended March 31, 2021

Segments	Rail	Commercial	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,757,446	$55,842	$28,560	$22,829	$132,977	$157,100	$2,154,754

Major Goods and Service Lines

Turnkey Projects	$1,323,322	$—	$8,339	$1,537	$—	$—	$1,333,198
Maintenance & Support	434,124	55,842	20,221	21,292	—	—	531,479
Data Center Auditing Services	—	—	—	—	130,592	—	130,592
Software License	—	—	—	—	2,385	—	2,385
Algorithms	—	—	—	—	—	157,100	157,100
	$1,757,446	$55,842	$28,560	$22,829	$132,977	$157,100	$2,154,754

Timing of Revenue Recognition

Goods transferred over time	$1,323,322	$—	$8,339	$1,537	$132,977	$157,100	$1,623,275
Services transferred over time	434,124	55,842	20,221	21,292	—	—	531,479
	$1,757,446	$55,842	$28,560	$22,829	$132,977	$157,100	$2,154,754

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

For the Three Months Ended March 31, 2020

Segments	Rail	Commercial	Government	Banking	IT Suppliers	Total
Primary Geographical Markets

North America	$713,258	$74,335	$27,149	$44,119	$132,084	$990,945

Major Goods and Service Lines

Turnkey Projects	$481,110	$8,622	$—	$23,942	$—	$513,674
Maintenance & Support	232,148	65,713	27,149	20,177	—	345,187
Data Center Auditing Services	—	—	—	—	129,699	129,699
Software License	—	—	—	—	2,385	2,385
	$713,258	$74,335	$27,149	$44,119	$132,084	$990,945

Timing of Revenue Recognition

Goods transferred over time	$481,110	$8,622	$—	$23,942	$132,084	$645,758
Services transferred over time	232,148	65,713	27,149	20,177	—	345,187
	$713,258	$74,335	$27,149	$44,119	$132,084	$990,945

NOTE 8 – RELATED PARTY TRANSACTIONS

On August 1, 2012, the Company entered into an independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida limited liability company, owned by our Chief Technology Officer, David Ponevac. The Services Agreement provides that Luceon will provide support services including management, coordination or software development services and related services to duostech. In January 2019, additional services were contracted with Luceon for TrueVue360 primarily for software development through the provision of 7 additional full-time contractors located in Slovakia at a cost of $16,250 for January initially, rising to $25,583 after fully staffed, per month starting February 2019. This is in addition to the existing contract of $7,480 per month for duostech for 4 full-time contractors which increased to $8,231 per month in June of 2019. During 2020 efforts in reducing cost, Luceon reduced its staff for the TrueVue360 software development team from a staff of 7 to 3 full-time employees at a cost of $11,666 per month starting June 1, 2020. As of January 1, 2021, the Company no longer records activities in TrueVue360 and has combined billings for a total of $20,986 per month. For the three months ended March 31, 2021 and 2020, the total amount expensed is $62,958 and $104,709, respectively. The Company has a payable balance at March 31, 2021 in the amount of $20,986 which is included in accounts payable in the accompanying unaudited consolidated financial statements.

NOTE 9 – SUBSEQUENT EVENTS

On April 7, 2021, one shareholder elected to exercise 3,429 warrants using the cashless exercise feature. A total of 1,054 shares of common stock were issued and the warrant was cancelled.

On April 9, 2021, one shareholder elected to exercise 1,429 warrants using the cashless exercise feature. A total of 442 shares of common stock were issued and the warrant was cancelled.

On April 28, 2021, one shareholder elected to exercise 14,286 warrants using the cashless exercise feature. A total of 2,711 shares of common stock were issued and the warrant was cancelled.

On May 3, 2021, one shareholder elected to exercise 3,572 warrants using the cashless exercise feature. A total of 599 shares of common stock were issued and the warrant was cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc. (the “duostech Group”), and its operating subsidiaries, Duos Technologies, Inc. (“duostech”) and TrueVue360, Inc (“TrueVue360”, duostech Group and duostech, collectively the “Company” “we”, “our”, and “us”) from time to time with the. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Duos Technologies Group, Inc. (the “Company”) was incorporated in Florida on May 31, 1994 under the original name of Information Systems Associates, Inc. (“ISA”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby duostech became a wholly owned subsidiary of the Company. duostech was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, has a current staff of 55 people of which 52 are full time and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, centraco®.

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

The Company has also developed the Automated Logistics Information System (ALIS) which automates and reduces/removes personnel from gatehouses where trucks enter and exit large logistics and intermodal facilities. This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline operations, and significantly improve operations and security and importantly dramatically improves the vehicle throughput on each lane on which the technology is deployed.

The Company has built a portfolio of IP and patented solutions that creates “actionable intelligence” using two core native platforms called centraco® and praesidium®. All solutions provided include a variant of both applications. Centraco is designed primarily as the user interface to all our systems as well as the backend connection to third- party applications and databases through both Application Programming Interfaces (APIs) and Software Development Kits (SDKs). This interface is browser based and hosted within each one of our systems and solutions. It is typically also customized for each unique customer and application. Praesidium typically resides as middleware in our systems and manages the various image capture devices and some sensors for input into the Centraco software.

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

Prospects and Outlook

The Company has made significant changes in the senior management team to include a new Chief Executive Officer with a wealth of experience successfully leading start-up and turn-around companies. In addition, the former divisional COO who has 20 years of experience with the Company delivering technology into rail, logistics, intermodal, and other industries, has been promoted to Chief Commercial Officer (CCO) of our wholly owned subsidiary, duostech. duostech has also hired a divisional Chief Operating Officer (COO) with a strong background in operations in multiple former assignments. The Company’s CFO will continue in the same role providing continuity and multiple years of public company experience. Most recently, the Company’s Board of Directors was strengthened with the addition of a retired Chief Operating Officer for a Class 1 railroad with more than 50 years of experience in the rail industry. This appointment is a continuation of an evaluation of key officers and directors and the roles that they will play going forward.

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

Additionally, the new CEO has directed that the Company make engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA) and Association of American Railroad (AAR) standards. Similar upgrades are also being developed to improve the ALIS system. These upgrades are anticipated to be released throughout 2021 and are expected to drive revenue growth this year and beyond.

The Company is expanding its focus in the rail industry to encompass passenger transportation and is currently in the last stages of a bid for a large, multi-year contract with a national rail carrier. If successful, the Company is expected to deliver at least two RIP solutions along with a long-term services agreement in late 2021 or early 2022.

Although the Company prospects and outlook are anticipated to be favorable for 2021, investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control and unexpected macro events can have a severe impact on the business.

Results of Operation

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	March 31,
	2021	2020

Revenues	$2,154,754	$990,945
Cost of revenues	2,730,462	1,646,433
Gross margin	(575,708)	(655,488)
Operating expenses	1,246,592	1,432,427
Loss from operations	(1,822,300)	(2,087,915)
Other income (expense)	1,416,277	(59,134)
Net loss	$(406,023)	$(2,147,049)

Revenues

	For the Three Months Ended
	March 31,
	2021	2020	% Change
Revenues:
Technology systems	$1,490,298	$513,674	190%
Services and Consulting	664,456	477,271	39%
Total revenues	$2,154,754	$990,945	117%

The significant increase in overall revenues is driven by the projects portion of our business which is showing early signs of recovery from the delays as a result of the Covid-19 pandemic. The Company’s stable capital structure allowed us to weather the unexpected delays without significant operational impact and enables us to pursue large projects requiring the ability to deploy major resources. An additional effect of this is the ongoing investment by the Company in streamlining our project build and delivery process and quality control processes. The Company undertook a major review of operations in the final quarter of 2020 and made significant changes in staffing including additional engineering staff. Early in the quarter, the Company implemented a “rapid development” initiative to be able to respond to market driven demand more quickly. Although not fully visible in this quarter’s financials, this effort has shortened delivery times on major projects and is expected to result in significant revenue growth in the last six months of this year and beyond. AI technologies recorded their first quarter of revenue during the second quarter of 2020 and continues to record revenues in the first quarter of 2021 that is included in the technology systems total. The Company received a large ($2+ million) contract for AI related development from a large client which is expected to add revenues in the following quarters of 2021. The Company expects to continue the growth with new revenue from other existing customers which also will be coming on-line in the next several months. The increase in project revenues was also accompanied by an increase in services revenue as the result of new maintenance contracts being established as well as renewals of existing contracts and a shift to the next generation of technology systems which are currently being installed. The services portion of revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from existing customers which will be coming on-line in the next several months. The consulting source of revenue generated in 2021 is comparable to 2020.

Cost of Revenues

	For the Three Months Ended
	March 31,
	2021	2020	% Change
Cost of revenues:
Technology systems	$1,895,485	$1,092,058	74%
Services and consulting	331,384	293,954	13%
Overhead	503,593	260,421	93%
Total cost of revenues	$2,730,462	$1,646,433	66%

Cost of revenues, for both technology systems and services and consulting comprises equipment, labor and overhead necessary to support the implementation of new systems and support and maintenance of existing systems. Cost of revenues on technology systems increased during the period compared to the equivalent period in 2020, as a part of a strategic review that senior management undertook in the final months of 2020. The Company’s organization and related cost structure was realigned to give the capability to manufacture, install and support multiple production systems simultaneously. Prior to this realignment, the Company’s organization was focused on primarily research and development with implementation resources being allocated as necessary. In accordance with this shift in structure, certain staff were re-assigned or replaced, and new staff added in key areas, particularly engineering, IT and AI.

In conjunction with this change, increased costs are now being recognized against project and support revenues with a similar reduction in costs previously recognized for research and development, engineering development and internal support. In concert with this, there is a continued focus on build costs and savings through efficiency, but the Company has elected to expand its key employees in anticipation of expected sales growth in technology systems and services through the end of this year and in 2022. In addition, certain expenses related to installed equipment upgrades were greater than anticipated for a variety of reasons including cost overruns on the first installation of new technologies and certain implementation inefficiencies related to Covid-19 restrictions such as extended quarantines and additional contract staff necessary to complete projects on time. These changes had a negative impact on the gross margin (see below), but this is expected to be a short-term impact, offset by increases in revenue later in the year. It is also expected to have positive long-term impact as the Company is prepared to deliver a higher number of systems in a given period, with a shorter time of implementation and with better quality and reliability as the operations become standardized in anticipation of expected higher demand for systems, particularly in the rail industry.

Cost of revenues increased on technical support at a lower rate than the increase in revenue for technical support which is a positive trend going forward as more of the Company’s revenue comes from this recurring revenue business. However, the services and consulting services recorded a substantial increase in cost of revenues in the quarter reflecting the additional resources allocated to these activities.

Gross Margin

	For the Three Months Ended
	March 31,
	2021	20120	% Change

Revenues	$2,154,754	$990,945	117%
Cost of revenues	2,730,462	1,646,433	66%
Gross margin	$(575,708)	$(655,488)	-12%

As previously discussed, the Company has revamped its operations to support an anticipated increase in number of new systems going forward. The resultant additional cost of revenues, while somewhat offset by decreases in SG&A expenses, is not yet covered by a comparable increase in revenues as of the first quarter 2021. The overall negative gross margin of $575,708 was an improvement over the comparable period in 2020 which was $655,488, as a result of higher recorded revenues during the first quarter of 2021 compared to the equivalent period in 2020. We anticipate an improvement in the overall gross margin for the full year reporting in 2021, with much of those improvements coming in the second half of the year.

Operating Expenses

	For the Three Months Ended
	March 31,
	2021	2020	% Change
Operating expenses:
Sales and marketing	$311,801	$139,852	123%
Research and development	61,033	40,639	50%
Administration	873,758	1,251,936	-30%
Total operating expense	$1,246,592	$1,432,427	-13%

Overall operating expenses were lower by 13% than the equivalent period in 2020. A significant increase in sales and marketing costs and a smaller increase in research and development was more than offset by a substantial decrease in overall administration costs. This decrease was in part due to certain cost reductions that were implemented due to the anticipated reduction in revenues due to the Covid-19 pandemic. Additionally, certain costs to support the organization as it operated at that time were eliminated as an offset to the increases in operations staff as described previously.

Loss from Operations

The loss from operations for the three months ended March 31, 2021 was $1,822,300, an improvement compared to a $2,087,915 loss from operations for the same period in 2020. The decrease in losses from operations during the quarter are the result of higher revenues recorded in the quarter. This increase in revenues was partially offset by an aggregate of higher costs for cost of sales related to the recent organizational changes and certain cost overruns on the initial deployment of some newly developed systems. The combination of these led to temporary negative gross margins for the quarter offset by an overall lower operating cost. The Company expects to achieve profitability in the latter half of the year through improvements in gross margin from higher revenues and lower operating costs. This is due to the anticipated growth in business from new contracts previously delayed through the first half of this year and the effects of greater efficiencies in the deployment of new systems anticipated in the second half of 2021.

Other Income/Expense

Interest expense for the three months ended March 31, 2021 was $6,220 versus interest expense of $68,932 in the equivalent period in 2020. The decrease is due to a reduction in interest bearing debt that was repaid in the second quarter of 2020 in addition to the interest expense recorded for the PPP loan that was forgiven in the first quarter. Other income increased significantly due to the PPP loan forgiveness in February 2021.

Net Loss

The net loss for the three months ended March 31, 2021 and 2020 was $406,023 and $2,147,049, respectively. The 81% decrease in net loss was mostly attributed to the forgiveness of the CARES Act PPP loan. Net loss per common share was $0.11 and $0.80 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of March 31, 2021, the Company has working capital of $5,587,540 and a net loss of $406,023 for the three months ended March 31, 2021.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(1,296,424)	$(1,657,013)
Net cash used in investing activities	(58,105)	(36,245)
Net cash provided by financing activities	4,457,342	8,189,897
Net increase in cash	$3,102,813	$6,496,639

Net cash used in operating activities for the three months ended March 31, 2021 was $1,296,424 and net cash used during the same period of 2020 was $1,657,013. The decrease in net cash used in operations for the three months ended March 31, 2021 was the result of lower expenditures related to current and future project execution in anticipation of new projects. In addition, there are several changes in assets and liabilities compared to the previous period that added to the use of cash in operations. Notable changes were a significant increase in accounts receivable and contract assets reflecting better availability of working capital as a result of the recent capital raise completed in the first quarter 2021. In addition, cash that was being used to further development activities for our AI platform is significantly reduced as well as the product generating revenues during this period.

Net cash used in investing activities for the three months ended March 31, 2021 and 2020 were $58,105 and $36,245, respectively, representing an increase in investments in various fixed assets during the three months of 2021 related to new technology offerings.

Net cash provided by financing activities for the three months ended March 31, 2021 was $4,457,342 and for the same period of 2020 was $8,189,897. Cash flows provided by financing activities during the three-month period in 2020 were primarily attributable to a significant capital raise undertaken during that period in conjunction with listing on the Nasdaq Capital Market. Cash flows from financing activities during the first quarter of 2021 were primarily attributable to the issuance of Series C Convertible Preferred Stock for $4,500,000. These activities created sufficient cash and positive working capital including a reserve which alleviates the previous substantial doubt related to a going concern and the need for a going concern risk disclosure.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2021, we have funded our operations through a combination of a recent capital raise, revenues generated, and cash received from ongoing project execution and associated maintenance revenues. As of May 12, 2021, we had cash on hand of approximately $6,931,000. We have approximately $135,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Our current capital and revenues are enough to fund operations for at least the next 12 months. However, the Company cannot currently quantify the uncertainty related to the pandemic and its effects on the business in the coming quarters.

Demand for the products and services will be dependent on, among other things, continuing market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature and are currently impacted by the Covid-19 pandemic. In as much as a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations may continue to be adversely affected by this situation as well as the potential for a prolonged recession period.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $406,023 for the three months ended March 31, 2021. During the same period, net cash used in operating activities was $1,296,424. The working capital surplus and accumulated deficit as of March 31, 2021 were $5,587,540 and $39,894,173, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the first quarter of 2020 (the “2020 Offering”) and a further capital raise in the most recent quarter covered by this report.

Upon completion of the 2020 Offering, management raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. Since the advent of the Covid-19 pandemic, the Company has experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients.  We continue to be successful in identifying new business opportunities and are focused on re-establishing a backlog of projects. Most importantly, the Company’s success in increasing its working capital surplus after receiving proceeds from the 2020 Offering of more than $8,200,000 and more recently, in the first quarter of 2021, receiving net proceeds of $4,500,000 from the issuance of Series C Preferred Stock to two large shareholders, continues to give us the capital required to fund the fundamental business changes that we undertook in the last quarter of 2020 and maintain our business strategy overall.  In addition, the Company was successful in securing a loan of $1,410,270 during the second quarter of 2020 from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. This loan was forgiven in the current quarter and leaves the Company essentially debt free. Management has been and continues to take actions including, but not limited to, elimination of certain costs that did not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During the first quarter, management has taken further significant actions including reorganizing our engineering and technical teams and selectively improving organizational efficiency to effectively grow the business as the expected order flow resumes in 2021.

Management believes that, at this time, we have alleviated the substantial doubt for the Company to continue as a going concern. We are executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations. As previously noted, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on this increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue and attain consistently profitable operations. Although the current global pandemic related to the coronavirus (Covid-19) has affected our operations, and we do believe this is expected to be a long-term issue, the Company cannot currently quantify the uncertainty related to the pandemic and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least 12 months from the date of this report.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard is effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard was permitted. Management implemented this standard on January 1, 2019. The standard was applied in a retrospective approach for each period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on March 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

DUOS TECHNOLOGIES GROUP, INC.
Date: May 14, 2021	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: May 14, 2021	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

