Form 10-Q
period 2021-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2021-08-12
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

As of August 11, 2021, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 3,584,603.

SIGNATURES	37

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,822,945	$3,969,100
Accounts receivable, net	239,616	1,244,876
Contract assets	152,789	102,458
Prepaid expenses and other current assets	741,897	486,626

Total Current Assets	5,957,247	5,803,060

Property and equipment, net	357,974	342,180
Operating lease right of use asset	89,468	196,144

OTHER ASSETS:
Patents and trademarks, net	69,166	64,415
Total Other Assets	69,166	64,415

TOTAL ASSETS	$6,473,855	$6,405,799

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$529,679	$599,317
Accounts payable - related parties	7,700	7,700
Notes payable - financing agreements	154,631	42,942
Payroll taxes payable	—	3,146
Accrued expenses	1,093,123	1,038,092
Current portion - equipment financing agreements	94,904	89,620
Current portion-operating lease obligations	91,954	202,797
Current portion-PPP loan	—	627,465
Contract liabilities	171,281	709,553
Deferred revenue	1,098,142	315,370

Total Current Liabilities	3,241,414	3,636,002

Equipment financing payable, less current portion	54,373	103,184
PPP loan, less current portion	—	782,805

Total Liabilities	3,295,787	4,521,991

Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,480,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at June 30, 2021 and December 31, 2020, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 1,705 and 1,705 issued and outstanding at June 30, 2021 and December 31, 2020, convertible into common stock at $7 per share	1,705,000	1,705,000
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 4,500 issued and outstanding at June 30, 2021 and 0 issued and outstanding at December 31, 2020, convertible into common stock at $5.50 per share	4,500,000	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 3,585,927 and 3,535,339 shares issued, 3,584,603 and 3,534,015 shares outstanding at June 30, 2021 and December 31, 2020, respectively	3,586	3,536
Additional paid-in capital	39,973,987	39,820,874
Total stock & paid-in-capital	46,182,573	41,529,410
Accumulated deficit	(42,847,053)	(39,488,150)
Sub-total	3,335,520	2,041,260
Less: Treasury stock (1,324 shares of common stock at June 30, 2021 and December 31, 2020)	(157,452)	(157,452)
Total Stockholders' Equity	3,178,068	1,883,808

Total Liabilities and Stockholders' Equity	$6,473,855	$6,405,799

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES:
Technology systems	$100,401	$1,597,633	$1,590,699	$2,111,307
Services and consulting	548,267	384,509	1,212,723	861,780

Total Revenues	648,668	1,982,142	2,803,422	2,973,087

COST OF REVENUES:
Technology systems	1,214,370	1,322,032	3,109,855	2,414,090
Services and consulting	378,319	214,244	709,703	508,198
Overhead	593,231	258,403	1,096,824	518,824

Total Cost of Revenues	2,185,920	1,794,679	4,916,382	3,441,112

GROSS MARGIN	(1,537,252)	187,463	(2,112,960)	(468,025)

OPERATING EXPENSES:
Sales & marketing	351,251	122,473	663,052	262,325
Research & development	79,131	149,566	140,164	555,958
Administration	980,834	1,342,480	1,854,592	2,228,663

Total Operating Expenses	1,411,216	1,614,519	2,657,808	3,046,946

LOSS FROM OPERATIONS	(2,948,468)	(1,427,056)	(4,770,768)	(3,514,971)

OTHER INCOME (EXPENSES):
Interest expense	(5,541)	(58,243)	(11,761)	(127,175)
Other income, net	1,129	19,410	1,423,626	29,208

Total Other Income (Expense)	(4,412)	(38,833)	1,411,865	(97,967)

NET LOSS	$(2,952,880)	$(1,465,889)	$(3,358,903)	$(3,612,938)

Basic & Diluted Net Loss Per Share	$(0.83)	$(0.42)	$(0.95)	$(1.16)

Weighted Average Shares-Basic & Diluted	3,553,718	3,526,382	3,544,579	3,106,660

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock B		Preferred Stock C		Common Stock		Additional
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in- Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2020	1,705	$1,705,000	—	$—	3,535,339	$3,536	$39,820,874	$(39,488,150)	$(157,452)	$1,883,808

Stock options granted to employees	—	—	—	—	—	—	76,301	—	—	76,301

Series C preferred stock issued	—	—	4,500	4,500,000	—	—	—	—	—	4,500,000

Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	(406,023)	—	(406,023)

Balance March 31, 2021	1,705	$1,705,000	4,500	$4,500,000	3,535,339	$3,536	$39,897,175	$(39,894,173)	$(157,452)	$6,054,086

Stock options granted to employees	—	—	—	—	—	—	76,862	—	—	76,862

Commons stock issued for cash less warrants exercised	—	—	—	—	50,588	50	(50)	—	—	—

Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	—	(2,952,880)	—	(2,952,880)

Balance June 30, 2021	1,705	$1,705,000	4,500	$4,500,000	3,585,927	$3,586	$39,973,987	$(42,847,053)	$(157,452)	$3,178,068

Balance December 31, 2019	1,705	$1,705,000	—	$—	1,982,039	$1,982	$31,063,915	$(32,740,715)	$(157,452)	$(127,270)

Common stock issued	—	—	—	—	1,542,188	1,542	9,251,586	—	—	9,253,128

Stock options granted to employees	—	—	—	—	—	—	8,100	—	—	8,100

Stock issuance cost	—	—	—	—	—	—	(1,001,885)	—	—	(1,001,885)

Common stock issued for services	—	—	—	—	1,611	2	7,498	—	—	7,500

Net Loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(2,147,049)	—	(2,147,049)

Balance March 31, 2020	1,705	$1,705,000	—	—	3,525,838	$3,526	$39,329,214	$(34,887,764)	$(157,452)	$5,992,524

Modification of employee stock options	—	—	—	—	—	—	102,800	—	—	102,800

Stock options granted to employees	—	—	—	—	—	—	88,170	—	—	88,170

Common stock issued for services	—	—	—	—	1,632	2	7,498	—	—	7,500

Net Loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	(1,465,889)	—	(1,465,889)

Balance June 30, 2020	1,705	$1,705,000	—	—	3,527,470	$3,528	$39,527,682	$(36,353,653)	$(157,452)	$4,725,105

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Cash from operating activities:
Net loss	$(3,358,903)	$(3,612,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,382	97,353
Stock based compensation	153,163	96,270
Modification of employee stock options	—	102,800
PPP loan forgiveness including accrued interest	(1,421,577)	—
Interest expense related to debt discounts	—	94,627
Amortization of operating lease right of use asset	106,676	113,419
Changes in assets and liabilities:
Accounts receivable	902,871	2,114,802
Contract assets	(50,331)	530,110
Prepaid expenses and other current assets	98,055	235,194
Accounts payable	(69,638)	(2,009,394)
Accounts payable-related party	—	(300)
Payroll taxes payable	(3,146)	(104,381)
Accrued expenses	66,338	(247,474)
Lease obligation	(110,843)	(114,865)
Contract liabilities	(485,722)	(5,378)
Deferred revenue	782,772	(442,598)

Net cash used in operating activities	(3,218,903)	(3,152,753)

Cash flows from investing activities:
Purchase of patents/trademarks	(7,435)	(7,735)
Purchase of fixed assets	(184,492)	(171,467)

Net cash used in investing activities	(191,927)	(179,202)

Cash flows from financing activities:
Repayments of line of credit	—	(27,615)
Repayments of insurance and equipment financing	(191,798)	(83,257)
Repayment of finance lease	(43,527)	(21,786)
Repayment of notes payable	—	(1,000,000)
Proceeds from PPP loan	—	1,410,270
Proceeds from equipment financing	—	121,637
Proceeds from common stock issued	—	9,253,128
Issuance cost	—	(1,001,885)
Proceeds from preferred stock issued	4,500,000	—

Net cash provided by financing activities	4,264,675	8,650,492

Net increase in cash	853,845	5,318,537
Cash, beginning of period	3,969,100	56,249
Cash, end of period	$4,822,945	$5,374,786

Supplemental Disclosure of Cash Flow Information:
Interest paid	$22,339	$29,830

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$—	$15,000
Lease right of use asset and liability	$—	$644,245
Note issued for financing of insurance premiums	$303,487	$216,754

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

The Company has developed the Railcar Inspection Portal (RIP) that provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are in transit. The system, which incorporates a variety of sophisticated optical technologies, illumination and other sensors, scans each passing railcar to create an extremely high-resolution image set from a variety of angles including the undercarriage. These images are then processed through various methods of artificial intelligence (“AI”) algorithms to identify specific defects and/or areas of interest on each railcar. This is all accomplished within seconds of a railcar passing through our portal. This solution has the potential to transform the railroad industry immediately increasing safety, improving efficiency and reducing costs. The Company has successfully deployed this system with several Class 1 railroad customers and anticipates an increased demand in the future. Government agencies can conduct digital inspections combined with the incorporated AI to improve rail traffic flow across borders which also directly benefits the Class 1 railroads through increasing their velocity.

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

The Company’s strategy is to deliver operational and technical excellence to our customers, expand our RIP and ALIS solutions into current and new customers focused in the Rail, Logistics and U.S. Government Sectors, offer both CAPEX and OPEX pricing models to customers that increases recurring revenue, grows backlog and improves profitability, responsibly grow the business both organically and through selective acquisitions, and promote a performance-based work force where employees enjoy their work and are incentivized to excel and remain with the Company.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not indicative of the results that may be expected for the year ending December 31, 2021 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021.

Reclassifications

The Company reclassified certain revenues and expenses for the three and six months ended June 30, 2020 to conform to 2021 classification. There was no net effect on the total expenses of such reclassification.

The following table reflects the reclassification adjustment effect in the three and six months ended June 30, 2020:

	Before Reclassification		After Reclassification
	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
	2020		2020

REVENUES:		REVENUES:
Technology systems	$1,419,409	Technology systems	$1,597,633
Technical support	382,124	Services and consulting	384,509
Consulting services	2,385	—	—
AI technologies	178,224	—	—

Total Revenue	1,982,142	Total Revenue	1,982,142

COST OF REVENUES:		COST OF REVENUES:
Technology systems	897,514	Technology systems	1,322,032
Technical support	234,754	Services and consulting	214,244
Consulting services	—	Overhead	258,403
AI technologies	110,499	—

Total Cost of Revenues	1,242,767	Total Cost of Revenues	1,794,679

GROSS MARGIN	739,375	GROSS MARGIN	187,463

OPERATING EXPENSES:		OPERATING EXPENSES:
Sales and marketing	122,473	Sales and marketing	122,473
Engineering	352,970	Research and development	149,566
Research and development	149,566	Administration	1,342,480
Administration	1,023,947	—	—
AI technologies	517,475	—	—

Total Operating Expenses	2,166,431	Total Operating Expenses	1,614,519

LOSS FROM OPERATIONS	$(1,427,056)	LOSS FROM OPERATIONS	$(1,427,056)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

	Before Reclassification		After Reclassification
	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020		2020

REVENUES:		REVENUES:
Technology systems	$1,933,083	Technology systems	$2,111,307
Technical support	727,311	Services and consulting	861,780
Consulting services	134,469	—	—
AI technologies	178,224	—	—

Total Revenue	2,973,087	Total Revenue	2,973,087

COST OF REVENUES:		COST OF REVENUES:
Technology systems	1,479,058	Technology systems	2,414,090
Technical support	469,030	Services and consulting	508,198
Consulting services	72,260	Overhead	518,824
AI technologies	110,499	—	—

Total Cost of Revenues	2,130,847	Total Cost of Revenues	3,441,112

GROSS MARGIN	842,240	GROSS MARGIN	(468,025)

OPERATING EXPENSES:		OPERATING EXPENSES:
Sales and marketing	262,325	Sales and marketing	262,325
Engineering	665,406	Research and development	555,958
Research and development	555,958	Administration	2,228,663
Administration	2,039,498	—	—
AI technologies	834,024	—	—

Total Operating Expenses	4,357,211	Total Operating Expenses	3,046,946

LOSS FROM OPERATIONS	$(3,514,971)	LOSS FROM OPERATIONS	$(3,514,971)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of June 30, 2021, the balance in one financial institution exceeded federally insured limits by approximately $4,376,000.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2021, one customer accounted for 69% (“Customer 2”) of revenues. For the six months ended June 30, 2020, three customers accounted for 45% (“Customer 1”), 12% (“Customer 2”) and 15% (“Customer 3”) of revenues. In all cases, there is no minimum contract value stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period. Each of the customers referenced has the following termination provisions:

•	Customer 1, termination can be made, prior to delivery of products or services, in the case where either party breaches any of its obligations under the agreement with the Company. The other party may terminate the agreement effective 15 Business Days following notice from the non-defaulting party, if the non-performance has not been cured within such period, and without prejudice to damages that could be claimed by the non-defaulting party. Either party may terminate the agreement if the other party becomes unable to pay its debts in the ordinary course of business; goes into liquidation (other than for the purpose of a genuine amalgamation or restructuring); has a receiver appointed over all or part of its assets; enters into a composition or voluntary arrangement with its creditors; or any similar event occurs in any jurisdiction, all to the extent permitted by law.

•	For Customer 2, prior to delivery of products or services, either party may terminate the agreement with the Company upon the other party’s material breach of a representation, warranty, term, covenant or undertaking in the agreement if, within 30 days following the delivery of a written notice to the defaulting party setting forth in reasonable detail the basis of such default, the defaulting party has not rectified such default to the reasonable satisfaction of the non-defaulting party. Failure to perform due to a force majeure condition shall not be considered a material default under the agreement. Either party may terminate the agreement upon the other party’s material breach of a representation, warranty, term, covenant or undertaking in the agreement if, within 30 days following the delivery of a written notice to the defaulting party setting forth in reasonable detail the basis of such default, the defaulting party has not rectified such default to the reasonable satisfaction of the non-defaulting party. Failure to perform due to a force majeure condition shall not be considered a material default under the agreement.

•	For Customer 3, prior to delivery of products or services if the customer terminates the statement of work for convenience, no refund of any advance payments will be due to Customer 3. ln the event of a material breach by the Company, which breach is not cured, or cure has not begun within 30 days of written notice to the Company by Customer 3, Customer 3 may terminate this statement of work for cause. In the event of termination by Customer 3 for cause, the Company shall reimburse Customer 3 any unused prepaid fees on a pro rata basis.

At June 30, 2021, two customers accounted for 65% and 20% of accounts receivable. At December 31, 2020, two customers accounted for 56% and 30% of accounts receivable. Much of the credit risk is mitigated since all of the customers listed here are Class 1 railroads with a history of timely payments to us.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Geographic Concentration

For the six months ended June 30, 2021, approximately 75% of revenue was generated from three customers outside of the United States. For the six months ended June 30, 2020, approximately 29% of revenue was generated from three customers outside of the United States. These customers are Canadian and Mexican, and two of the three are Class 1 railroads operating in the United States.

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
Level 3:

Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions that the market participants would use in the valuation of the asset or liability based on the best available information.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise or conversion of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At June 30, 2021, there was an aggregate of 1,376,466 outstanding warrants to purchase shares of common stock. At June 30, 2021, there were employee stock options to purchase an aggregate of 455,347 shares of common stock. Also, at June 30, 2021, 243,571 common shares were issuable upon conversion of Series B convertible preferred stock and 818,182 common shares were issuable upon conversion of Series C convertible preferred stock all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

For revenues related to technology systems, the Company recognizes revenue over time using a cost-based input methodology in which significant judgment is required to estimate costs to complete projects. These estimated costs are then used to determine the progress towards contract completion and the corresponding amount of revenue to recognize.

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

June 30, 2021

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

NOTE 2 – LIQUIDITY

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $2,952,880 for the three months ended June 30, 2021 and $3,358,903 for the six months ended June 30, 2021. During the six months ended June 30, 2021, net cash used in operating activities was $3,218,903. The working capital surplus and accumulated deficit as of June 30, 2021 were $2,715,833 and $42,847,053, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the first quarter of 2020 (the “2020 Offering”).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Upon completion of the 2020 Offering, management raised sufficient working capital to meet its needs for the next 12 months without the need to raise further capital. Since the advent of the Covid-19 pandemic, the Company has experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients. We continue to be successful in identifying new business opportunities and are focused on re-establishing a backlog of projects. Most importantly, the Company’s success in increasing its working capital surplus after receiving proceeds from the 2020 Offering of more than $8,200,000 and more recently, in the first quarter of 2021, receiving net proceeds of $4,500,000 from the issuance of Series C Preferred Stock to two large shareholders, continues to give us the capital required to fund the fundamental business changes that we undertook in the last quarter of 2020 and maintain our business strategy overall. In addition, the Company was successful in securing a loan of $1,410,270 during the second quarter of 2020 from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. This loan was forgiven in the first quarter of 2021 and the Company is essentially debt free. Management has been taking and continues to take actions including, but not limited to, elimination of certain costs that did not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During the second quarter, management continued to take significant actions including reorganizing our software engineering team and outsourcing certain functions that could be more efficiently accomplished without increasing the long-term overhead of dedicated staffing. Pending contracts indicate a much stronger second half of 2021 and 2022.

Management believes that, at this time, we have alleviated the substantial doubt for the Company to continue as a going concern. We are executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations. As previously noted, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on this increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue, and attain consistently profitable operations. Although the current global pandemic related to the coronavirus (Covid-19) continues to affect our operations, and we do believe this is expected to be a long-term issue, the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on our customers in the coming quarters.

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	June 30, 2021		December 31, 2020
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$9,511	7.75%	$23,327	7.75%
Third Party - Insurance Note 2	49,889	6.24%	10,457	5.26%
Third Party - Insurance Note 3	1,126	—	9,158	—
Third Party - Insurance Note 4	89,493	—	—	—
Third Party - Insurance Note 5	4,612	7.75%	—	—
Total	$154,631		$42,942

The Company entered into an agreement on December 23, 2020 with its insurance provider by issuing a $23,327 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 7.75% payable in monthly installments of principal and interest totaling $2,416 through October 23, 2021. The balance of Insurance Note 1 as of June 30, 2021 and December 31, 2020 was $9,511 and $23,327, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The Company entered into an agreement on April 15, 2020, with its insurance provider by issuing a $51,379 note payable (Insurance Note 2) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 5.26% payable in monthly installments of principal and interest totaling $5,263 through February 15, 2021. The note payable renewed on April 15, 2021 in the amount of $62,041, secured with an annual interest rate of 6.24% and payable in 10 monthly installments of principal and interest totaling $6,383. At June 30, 2021 and December 31, 2020, the balance of Insurance Note 2 was 49,889 and $10,457, respectively.

The Company entered into an agreement on September 15, 2020 with its insurance provider by issuing a $13,796 note payable (Insurance Note 3) for the purchase of an insurance policy, secured by 12 monthly installments. At June 30, 2021 and December 31, 2020, the balance of Insurance Note 3 was $1,126 and $9,158, respectively.

The Company entered into an agreement on February 3, 2020 with its insurance provider by issuing a $165,375 note payable (Insurance Note 4) with a down payment of $55,563 for the purchase of an insurance policy secured by eight monthly installments of $13,726 through December 3, 2020. The policy renewed on February 3, 2021 in the amount of $215,654 with a down payment paid in the amount of $37,000 on April 6, 2021 and ten monthly installments of $17,899. At June 30, 2021 and December 31, 2020, the balance of Insurance Note 4 was $89,493 and zero, respectively.

The Company entered into an agreement on May 23, 2021 with its insurance provider by issuing a $6,874 note payable (Insurance Note 5) for the purchase of an insurance policy, secured with an annual interest rate of 7.75% and payable in 6 monthly installments of principal and interest totaling $1,172. At June 30, 2021 and December 31, 2020, the balance of Insurance Note 5 was $4,612 and zero, respectively.

Equipment Financing

The Company entered into an agreement on August 26, 2019 with an equipment financing company by issuing a $147,810 secured note, with an annual interest rate of 12.72% and payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022. The Company entered into an additional agreement on May 22, 2020 with the same equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At June 30, 2021 and December 31, 2020, the balance of these notes was $149,277 and $192,804, respectively.

At June 30, 2021, future minimum lease payments due under the equipment financing is as follows:

As of December 31,	Amount
2021	$53,294
2022	86,735
2023	23,515
Total minimum equipment financing payments	$163,544
Less: interest	(14,267)
Total equipment financing at June 30, 2021	$149,277
Less: current portion of equipment financing	(94,904)
Long term portion of equipment financing	$54,373

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Notes Payable – PPP Loan

	June 30, 2021		December 31, 2020
Payable To	Principal	Interest	Principal	Interest

PPP loan	$—		$1,410,270	1%
Total	—		1,410,270
Less current portion	—		(863,845)
Long term portion	$—		$546,425

On April 23, 2020, the Company entered into a promissory note (the “Note”) with BBVA USA, which provided for a loan in the amount of $1,410,270 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan had a two-year term and accrued interest at a rate of 1.00% per annum (APR 1.014%). Monthly principal and interest payments were deferred for nine months after the date of disbursement. The Loan could be prepaid at any time prior to maturity with no prepayment penalties. The Company applied for the PPP loan forgiveness and was granted forgiveness on February 1, 2021. At June 30, 2021 and December 31, 2020, the loan balance was zero and $1,410,270, respectively.

NOTE 4 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed. The balance as of June 30, 2021 and December 31, 2020, was zero and zero, respectively, including accrued interest. This line of credit has been paid in full as of May 5, 2020.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

The Company has paid its delinquent IRS payroll taxes, late fees and outstanding state of California payroll taxes in full. At June 30, 2021 and December 31, 2020, the state payroll taxes payable balance was zero and $3,146, respectively.

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

The Company now has a total of office and warehouse space of approximately 14,603 square feet.

At June 30, 2021, future minimum lease payments due under operating leases are as follows:

As of June 30, 2021	Amount
Total minimum financial lease payments	94,264
Less: interest	(2,310)
Total lease liability at June 30, 2021	$91,954

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. We adopted ASU 2016-02 effective January 1, 2019, on a modified retrospective basis, without adjusting comparative periods presented. Effective January 1, 2019, the Company established a right-of-use model (ROU) asset and operating lease liability in the amount of $644,245. The Company extended the lease agreement of office and warehouse combination space to coincide with the main office space and recorded a right-of-use model (ROU) to the asset and operating lease liability in the amount of $21,022. The right of use asset balance at June 30, 2021 was $91,954. These are the Company’s only leases with terms greater than 12 months. The adoption of ASU 2016-02 did not materially affect our unaudited consolidated statement of operations or our unaudited consolidated statements of cash flows. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and to recognize all lease payments for leases with a term greater than 12 months on a straight-line basis over the lease term in our unaudited consolidated statements of operations.

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

In accordance with the Separation Agreement, the Company will pay to Mr. Arcaini the total sum of $747,788. Notwithstanding the foregoing, the status of Mr. Arcaini as a “Specified Employee” as defined in Internal Revenue Code Section 409A has the effect of delaying any payments to Mr. Arcaini under the Separation Agreement for six months after the Separation Date. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company will continue to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. The remaining balance of approximately $603,000 as of June 30, 2021 is included in accrued expenses in the accompanying consolidated balance sheet. In addition, the Company will pay one-half of Mr. Arcaini’s current life insurance premiums for 36 months of approximately $1,200 per month and provide and pay for his health insurance for 36 months following the Separation Date of approximately $450 per month. Unvested options in the amount of 50,358 became exercisable and vested in their entirety on the Separation Date valued at $95,127. The Company made payment of his attorneys’ fees for legal work associated with the negotiation and drafting of the Separation Agreement of approximately $17,000.

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

June 30, 2021

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

Under the Purchase Agreement, the Company was required to hold a meeting of shareholders at the earliest practical date, which ultimately occurred on July 15, 2021. Nasdaq Marketplace Rule 5635(d) limits the number of shares of common stock (or securities that are convertible into common stock) without shareholder approval. As previously disclosed, at its Annual Meeting of Shareholders, the Company obtained shareholder approval (the “Stockholder Approval”) in order to issue shares of common stock underlying the Series C Convertible Preferred Stock at a price less than the lower of the price immediately preceding the signing of the Purchase Agreement or the average of the prices for the five trading days immediately preceding such signing which equal 20% or more of the number of shares of common stock outstanding before the issuance. As described below, the terms of the Series C Convertible Preferred Stock limited its convertibility to a number of shares less than the 20% limit, until the Stockholder Approval was obtained.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company filed with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series C Convertible Preferred Stock are convertible. The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2021 and 2020, was $153,163 and $96,270, respectively, for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. At June 30, 2021, the total compensation cost for stock options not yet recognized was $201,958. This cost will be recognized over the remaining vesting term of the options ranging from six months to two- and one-half years.

Employee Stock Options

A maximum of 178,572 shares were originally available for grant under the 2016 Equity Incentive Plan, as amended (the “2016 Plan”), and all outstanding options under the 2016 Plan provide a cashless exercise feature. The maximum number of shares was increased by shareholder approval to 321,429. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, were determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2016 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization, or similar event. As of June 30, 2021, and December 31, 2020, options to purchase 295,347 shares of common stock and 311,898 shares of common stock were outstanding under the 2016 Plan, respectively and a further 160,000 and 140,000 non-plan options to purchase common stock were outstanding as of June 30, 2021, and December 31, 2020, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO.

On April 1, 2020, the Board of Directors cancelled 161,402 options previously granted to existing employees and granted 310,290 options, of which 160,866 were replaced with new options carrying a $6.00 exercise price and a further 149,424 options were issued to existing employees, officers and directors carrying a $4.74 strike price with a vesting period ranging from 9 months to 21 months. On April 1, 2020, the new stock options issued had a fair value of $370,312. The options that were cancelled and replaced were accounted for by valuing the original options on the day before they were cancelled and valuing the new options on the day of issuance. The inputs used were a stock price of $4.74 on the day of cancellation and $4.70 on the day of issuance, expected term of 2.5 years, expected volatility of 81%, no anticipated dividend and an interest rate of 0.255%. The difference between the valuations were recorded as one-time option expense given that options cancelled were already vested and the replacement options were immediately vested. The one-time expense for this cancellation and issuance was $102,800. The strike price of the cancelled options was $14.00. The 2016 Plan terminated pursuant to its terms on December 31, 2020. No further awards will be made under the 2016 Plan although all awards outstanding on that date will remain in effect according to their terms.

During the first quarter of 2021, the Company’s Board of Directors granted 20,000 new stock options with a strike price of $4.32 per share to its new VP of Product Innovation. These options were awarded as a one-time award as a hiring incentive and have a fair value of $52,758 as of January 4, 2021. The issuance of these options generated stock option compensation expense in that quarter in the amount of $7,685 and a balance of unamortized stock option compensation expense of $45,073, that will be expensed in the following 2.75 years.

During the second quarter of 2021, three former staff members and one contractor forfeited 16,551 options that resulted in a charge recorded in the amount of $2,441.

Warrants

During the second quarter of 2021, warrants representing 205,574 shares were exercised by seven holders. All of the exercises were cashless exercises with exercise prices of $7.70 and stock prices ranging from $9.25 to $11.14 resulting in a total of 50,588 common shares. No new warrants were issued during the second quarter of 2021.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

At June 30, 2021 and December 31, 2020, contract assets on uncompleted contracts consisted of the following:

	June 30, 2021	December 31, 2020
Costs and estimated earnings recognized	$1,915,472	$4,152,850
Less: Billings or cash received	(1,762,683)	(4,050,392)
Contract assets	$152,789	$102,458

Contract Liabilities

Contract liabilities on uncompleted contracts represent billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At June 30, 2021 and December 31, 2020, contract liabilities on uncompleted contracts consisted of the following:

	June 30, 2021	December 31, 2020
Billings and/or cash receipts on uncompleted contracts	$2,559,222	$2,978,007
Less: Costs and estimated earnings recognized	(2,387,941)	(2,268,454)
Contract liabilities	$171,281	$709,553

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.

The Company has contracts in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed periodically on a contract-by-contract basis throughout the life of the contract such that adjustments to the profit resulting from revisions are made cumulative to the date of the revision. Significant management judgments and estimates, including the estimated costs to complete projects, must be made and used in connection with the revenue recognized in the accounting period. Current estimates may be revised as additional information becomes available.

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

Multiple Elements

Arrangements with customers may involve multiple elements including project revenue and maintenance services in our Technology Systems business. Maintenance will occur after the project is completed and may be provided on an extended-term basis or on an as-needed basis. In our consulting services business, multiple elements may include any of the above four sources. Training and maintenance on software products may occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product. Revenue recognition for multiple element arrangements is as follows:

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Quantitative:

For the Three Months Ended June 30, 2021

Segments	Rail	Commercial	Government	Banking/Other	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$466,628	$57,600	$116,727	$2,932	$795	$3,986	$648,668

Major Goods and Service Lines

Turnkey Projects	$3,895	$—	$96,506	$—	$—	$—	$100,401
Maintenance & Support	462,733	57,600	20,221	2,932	—	3,986	547,472
Data Center Auditing Services	—	—	—	—	—	—	—
Software License	—	—	—	—	795	—	795
Algorithms	—	—	—	—	—	—	—
	$466,628	$57,600	$116,727	$2,932	$795	$3,986	$648,668

Timing of Revenue Recognition

Goods transferred over time	$3,895	$—	$96,506	$—	$—	$—	$100,401
Services transferred over time	462,733	57,600	20,221	2,932	795	3,986	548,267
	$466,628	$57,600	$116,727	$2,932	$795	$3,986	$648,668

For the Three Months Ended June 30, 2020

Segments	Rail	Commercial	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,631,891	$52,552	$20,221	$96,869	$2,385	$178,224	$1,982,142

Major Goods and Service Lines

Turnkey Projects	$1,332,577	$(2,421)	$—	$89,253	$—	$178,224	$1,597,633
Maintenance & Support	299,314	54,973	20,221	7,616	—	—	382,124
Data Center Auditing Services	—	—	—	—	—	—	—
Software License	—	—	—	—	2,385	—	2,385
	$1,631,891	$52,552	$20,221	$96,869	$2,385	$178,224	$1,982,142

Timing of Revenue Recognition

Goods transferred over time	$1,332,577	$(2,421)	$—	$89,253	$2,385	$178,224	$1,600,018
Services transferred over time	299,314	54,973	20,221	7,616	—	—	382,124
	$1,631,891	$52,552	$20,221	$96,869	$2,385	$178,224	$1,982,142

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

For the Six Months Ended June 30, 2021

Segments	Rail	Commercial	Government	Banking/Other	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$2,224,074	$113,442	$145,287	$25,761	$133,772	$161,086	$2,803,422

Major Goods and Service Lines

Turnkey Projects	$1,327,217	$—	$104,845	$1,537	$—	$—	$1,433,599
Maintenance & Support	896,857	113,442	40,442	24,224	—	3,986	1,078,951
Data Center Auditing Services	—	—	—	—	130,592	—	130,592
Software License	—	—	—	—	3,180	—	3,180
Algorithms	—	—	—	—	—	157,100	157,100
	$2,224,074	$113,442	$145,287	$25,761	$133,772	$161,086	$2,803,422

Timing of Revenue Recognition

Goods transferred over time	$1,327,217	$—	$104,845	$1,537	$130,592	$157,100	$1,721,291
Services transferred over time	896,857	113,442	40,442	24,224	3,180	3,986	1,082,131
	$2,224,074	$113,442	$145,287	$25,761	$133,772	$161,086	$2,803,422

For the Six Months Ended June 30, 2020

Segments	Rail	Commercial	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$2,345,149	$126,887	$47,370	$140,988	$134,469	$178,224	$2,973,087

Major Goods and Service Lines

Turnkey Projects	$1,813,687	$6,202	$—	$113,194	$—	$178,224	$2,111,307
Maintenance & Support	531,462	120,685	47,370	27,794	—	—	727,311
Data Center Auditing Services	—	—	—	—	129,699	—	129,699
Software License	—	—	—	—	4,770	—	4,770
	$2,345,149	$126,887	$47,370	$140,988	$134,469	$178,224	$2,973,087

Timing of Revenue Recognition

Goods transferred over time	$1,813,687	$6,202	$—	$113,194	$134,469	$178,224	$2,245,776
Services transferred over time	531,462	120,685	47,370	27,794	—	—	727,311
	$2,345,149	$126,887	$47,370	$140,988	$134,469	$178,224	$2,973,087

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

On August 1, 2012, the Company entered into an independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida limited liability company, owned by our former Chief Technology Officer, David Ponevac. The Services Agreement provided that Luceon would provide support services including management, coordination or software development services and related services to duostech. In January 2019, additional services were contracted with Luceon for TrueVue360 primarily for software development through the provision of 7 additional full-time contractors located in Slovakia at a cost of $16,250 for January initially, rising to $25,583 after fully staffed, per month starting February 2019. This was in addition to the existing contract of $7,480 per month for duostech for 4 full-time contractors which increased to $8,231 per month in June of 2019. During 2020 efforts in reducing cost, Luceon reduced its staff for the TrueVue360 software development team from a staff of 7 to 3 full-time employees at a cost of $11,666 per month starting June 1, 2020. As of January 1, 2021, the Company no longer records activities in TrueVue360 and has combined billings for a total of $20,986 per month. For the six months ended June 30, 2021 and 2020, the total amount expensed is $93,422 and $209,418, respectively. The Company had no open accounts payable with Luceon at June 30, 2021. On May 14, 2021, the Company formally ended its relationship with Luceon in concert with the resignation of our Chief Technology Officer and as such there is no longer a related party relationship.

NOTE 9 – SUBSEQUENT EVENTS

On July 15, 2021, as previously disclosed, the Company held its annual meeting of shareholders at which all five nominees for director were elected. In addition to other matters, the shareholders adopted the Stockholder Approval relating to the Series C Preferred Stock (see Note 6) and the 2021 Equity Incentive Plan.

On July 27, 2021 the Company entered into a 127 month lease for a new facility which will house all operations from the two current locations. The Company will formally relocate to the new location on November 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc. (the “duostech Group”), and its operating subsidiaries, Duos Technologies, Inc. (“duostech”) and TrueVue360, Inc (“TrueVue360”, duostech Group and duostech, collectively the “Company” “we”, “our”, and “us”) from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Prospects and Outlook

The Company has made significant changes in the senior management team to include a new Chief Executive Officer with a wealth of experience successfully leading start-up and turn-around companies. In addition, the former divisional COO who has 20 years of experience with the Company delivering technology into rail, logistics, intermodal, and other industries, has been promoted to Chief Commercial Officer (CCO) of our wholly owned subsidiary, duostech. duostech has also hired a divisional Chief Operating Officer (COO) with a strong background in operations in multiple former assignments. The Company’s CFO will continue in the same role providing continuity and multiple years of public company experience. More recently, the Company’s Board of Directors was strengthened with the addition of a retired Chief Operating Officer for a Class 1 railroad with more than 50 years of experience in the rail industry. This appointment is a continuation of an evaluation of key officers and directors and the roles that they will play going forward.

The new leadership team’s focus is to improve operational and technical execution which will in turn enable the commercial side of the business to expand RIP and ALIS delivery into existing customers. Even though COVID-19 is expected to still be an issue during 2021, the Company’s primary customers have indicated readiness to order more equipment and services should the Company execute as expected on key deliverables over the next few months.

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

Comparison for the Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	June 30,
	2021	2020

Revenues	$648,668	$1,982,142
Cost of revenues	2,185,920	1,794,679
Gross margin	(1,537,252)	187,463
Operating expenses	1,411,216	1,614,519
Loss from operations	(2,948,468)	(1,427,056)
Other income (expense)	(4,412)	(38,833)
Net loss	$(2,952,880)	$(1,465,889)

Revenues

	For the Three Months Ended
	June 30,
	2021	2020	% Change
Revenues:
Technology systems	$100,401	$1,597,633	-94%
Services and consulting	548,267	384,509	43%
Total revenues	$648,668	$1,982,142	-67%

The significant decrease in overall revenues for the quarter is from a pause in new installations in the technology systems portion of our business. Previously, the Company noted a comparable increase in revenues for the equivalent quarter based upon the apparent early signs of a recovery from the Covid-19 pandemic, The greater than expected decrease during the quarter was the result of a delay in receiving anticipated “notices to proceed” for new contracts expected earlier in the year. While anticipated orders have been delayed, we continue to be encouraged by the breadth and scope of recent bids which we have participated in indicating an expected surge in orders in the second half of this year. However, management cautions that because of the delays in anticipated start dates, certain installations may produce revenues towards the end of the year, some of which may ultimately be recorded in 2022. Additionally, although the industries where we operate are showing early signs of recovery from the delays as a result of the Covid-19 pandemic, other macro-economic effects are anticipated to impact us, including the current computer chip shortage which is extending deadlines for shipment of key components used in our technology systems. The effect of this will be to push revenue recognition later in the year or into 2022 as previously mentioned.

The Company’s stable capital structure continues to allow us to weather the unexpected delays without significant operational impact and enables us to pursue large projects requiring the ability to deploy major resources. An additional effect of this is the ongoing investment by the Company in streamlining our project build and delivery process and quality control processes. The Company undertook a major review of operations in the final quarter of 2020 and made significant changes in staffing including additional engineering staff. Early in the first quarter of 2021, the Company implemented a “rapid development” initiative to be able to respond to market driven demand more quickly. Although not fully visible in this quarter’s financials, this effort has shortened delivery times on major projects and is expected to result in significant revenue growth in the last six months of this year and beyond.

The temporary decrease in project revenues was partially offset by an increase in services revenue as the result of new maintenance contracts being established as well as renewals of existing contracts and a shift to the next generation of technology systems which are currently being installed. The services portion of revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from existing customers which will be coming on-line in the next several months. The consulting source of revenue generated in 2021 is comparable to 2020.

Cost of Revenues

	For the Three Months Ended
	June 30,
	2021	2020	% Change
Cost of revenues:
Technology systems	$1,214,370	$1,322,032	-8%
Services and consulting	378,319	214,244	77%
Overhead	593,231	258,403	130%
Total cost of revenues	$2,185,920	$1,794,679	22%

Cost of revenues, increased in services and consulting, which comprises equipment, labor and overhead necessary to support the implementation of new systems and support and maintenance of existing systems. Cost of revenues on technology systems decreased during the period compared to the equivalent period in 2020, but by a much smaller amount than the decrease in revenues. The main reason for the continuing high level of cost is the result of additional work being necessary to certain of the Company’s installations to resolve newly identified quality issues which are now mostly resolved. There was also a significant increase in cost related to the new deployment of an undercarriage technology. Many of these costs were not envisioned by the original scope of work. However, the costs are expected to be much lower going forward as a percentage of the overall system price. As previously noted, the Company’s organization and related cost structure was realigned to give the capability to manufacture, install and support multiple production systems simultaneously. Prior to this realignment, the Company’s organization was focused on primarily research and development with implementation resources being allocated as necessary. In accordance with this shift in structure, certain staff were re-assigned or replaced, and new staff added in key areas, particularly software engineering, IT and AI.

In conjunction with this change, increased costs are now being recognized against project and support revenues with a similar reduction in costs previously recognized for research and development, engineering development and internal support. In concert with this, there is a continued focus on construction costs and savings through efficiency, but the Company has elected to expand its key employees in anticipation of expected sales growth in technology systems and services through the end of this year and in 2022. As previously discussed in the first quarter of 2021, certain expenses related to installed equipment upgrades were greater than anticipated for a variety of reasons including cost overruns on the first installation of new technologies and certain implementation inefficiencies related to Covid-19 restrictions such as extended quarantines and additional contract staff necessary to complete projects on time. These changes had a negative impact on the gross margin (see below), but this is expected to be a short-term impact, offset by increases in revenue later in the year. It is also expected to have positive long-term impact as the Company is prepared to deliver a higher number of systems in a given period, with a shorter time of implementation and with better quality and reliability as the operations become standardized in anticipation of expected higher demand for systems, particularly in the rail industry.

Cost of revenues increased on technical support at a higher rate than the increase in revenue. This is expected to be temporary as more of the Company’s business is from recurring revenue. This increase in cost of revenues in the quarter reflects the additional resources allocated to these activities in anticipation of higher recurring revenue in 2022 and beyond.

Gross Margin

	For the Three Months Ended
	June 30,
	2021	2020	% Change

Revenues	$648,668	$1,982,142	-67%
Cost of revenues	2,185,920	1,794,679	22%
Gross margin	$(1,537,252)	$187,463	-920%

As previously discussed, the Company has revamped its operations to support an anticipated increase in number of new systems going forward. The resultant additional cost of revenues, while somewhat offset by decreases in SG&A expenses, is not yet covered by a comparable increase in revenues as of the second quarter 2021. The overall negative gross margin of $1,537,252 versus the comparable period in 2020 which was a positive $187,463, was a result of minimal technology systems revenues during the second quarter of 2021 compared to the equivalent period in 2020. We anticipate an improvement in the overall gross margin for the full year reporting in 2021, with all of those improvements coming in the second half of the year. However, certain macro-economic factors including the current supply chain issues previously identified could delay that improvement into 2022.

Operating Expenses

	For the Three Months Ended
	June 30,
	2021	2020	% Change
Operating expenses:
Sales and marketing	$351,251	$122,473	187%
Research and development	79,131	149,566	-47%
Administration	980,834	1,342,480	-27%
Total operating expense	$1,411,216	$1,614,519	-13%

Overall operating expenses were lower by 13% than the equivalent period in 2020. A significant increase in sales and marketing costs was more than offset by a substantial decrease in overall administration costs and a decrease in research and development. This decrease was in part due to certain cost reductions that were implemented due to the anticipated reduction in revenues due to the Covid-19 pandemic. Additionally, certain costs to support the organization as it operated at that time were eliminated as an offset to the increases in operations staff as described previously.

Loss from Operations

The loss from operations for the three months ended June 30, 2021, was $2,948,468, which was a deterioration compared to a $1,427,056 loss from operations for the same period in 2020. The increase in losses from operations during the quarter was the result of lower revenues recorded in the quarter as a consequence of delays experienced in completing key installations and the start of anticipated new projects which was partially offset by the increase in recurring service and support revenues. This decrease in revenues was compounded by an aggregate of higher costs for cost of sales related to the recent organizational changes and certain cost overruns on the initial deployment of some newly developed systems. The combination of these result in negative gross margins for the quarter offset by overall lower operating costs. The Company expects to achieve profitability in the latter half of the year through improvements in gross margin from higher revenues and lower operating costs. This is due to the anticipated growth in business from new contracts previously delayed through the first half of this year and the effects of greater efficiencies in the deployment of new systems anticipated in the second half of 2021 and into 2022.

Other Income/Expense

Interest expense for the three months ended June 30, 2021 was $5,541 versus interest expense of $58,243 in the equivalent period in 2020. The decrease is due to a reduction in interest bearing debt that was repaid in the second quarter of 2020 in addition to the interest expense recorded for the PPP loan that was forgiven in the first quarter of 2021. Other income for the three months ended June 30, 2021 was $1,129 versus $19,410 for the same period in 2020. Interest rates are drastically lower in 2021 than 2020.

Net Loss

The net loss for the three months ended June 30, 2021 and 2020 was $2,952,880 and $1,465,889, respectively. The 101% increase in net loss was mostly attributed to limited revenue in the current quarter with ongoing expenses. Net loss per common share was $0.83 and $0.42 for the three months ended June 30, 2021 and 2020, respectively.

Comparison for the Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended
	June 30,
	2021	2020

Revenue	$2,803,422	$2,973,087
Cost of revenue	4,916,382	3,441,112
Gross margin	(2,112,960)	(468,025)
Operating expenses	2,657,808	3,046,946
Loss from operations	(4,770,768)	(3,514,971)
Other income (expense)	1,411,865	(97,967)
Net loss	$(3,358,903)	$(3,612,938)

Revenues

	For the Six Months Ended
	June 30,
	2021	2020	% Change
Revenues:
Technology systems	$1,590,699	$2,111,307	-25%
Services and Consulting	1,212,723	861,780	41%
Total revenues	$2,803,422	$2,973,087	-6%

For the first half of 2021, there was a 6% overall decrease in revenues. The decrease was driven by delays in receiving “notices to proceed” for anticipated new contracts earlier in the year although this was mostly offset by an increase in services and consulting revenues as the result of new contracts which are mostly recurring in nature. While anticipated orders have been delayed, we continue to be encouraged by the breadth and scope of recent bids which we have participated in indicating an expected increase in orders in the second half of this year. As previously discussed, management cautions that because of the delays in anticipated start dates, certain installations may produce revenues towards the end of the year, some of which may ultimately be recorded in 2022. Additionally, although the industries in which we operate are showing early signs of recovery from the delays as a result of the Covid-19 pandemic, other macro-economic effects are anticipated to impact us, including the current computer chip shortage which is extending deadlines for shipment of key components used in our technology systems. The effect of this will be to push revenue recognition later in the year or into 2022 as previously mentioned.

The Company’s stable capital structure continues to allow us to weather the unexpected delays without significant operational impact and enables us to pursue large projects requiring the ability to deploy major resources. An additional effect of this is the ongoing investment by the Company in streamlining our project build and delivery process and quality control processes. The Company undertook a major review of operations in the final quarter of 2020 and made significant changes in staffing including additional engineering staff. In early 2021, the Company implemented a “rapid development” initiative to be able to respond to market driven demand more quickly. This effort has shortened delivery times on major projects and is expected to result in significant revenue growth in the last six months of this year and beyond.

In 2020, the Company received a large ($2+ million) contract for AI related development from a large client which is expected to add revenues in the third and fourth quarters of 2021. Revenues from this initiative have been delayed due to another vendor of the client experiencing some difficulties in producing the algorithms necessary for our integration. The Company is assisting the client with resolving this and is expecting revenues from this project to resume in the second half of the year. The Company also expects to continue the growth with new revenue from other existing customers which also will be coming on-line in the next several months. As previously noted, the temporary decrease in project revenues was offset by an increase in services revenue as the result of new maintenance contracts being established as well as renewals of existing contracts and a shift to the next generation of technology systems which are currently being installed. The services portion of revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from existing customers which will be coming on-line in the next several months.

Cost of Revenues

	For the Six Months Ended
	June 30,
	2021	2020	% Change
Cost of revenues:
Technology systems	$3,109,855	$2,414,090	29%
Services and consulting	709,703	508,198	40%
Overhead	1,096,824	518,824	111%
Total cost of revenues	$4,916,382	$3,441,112	43%

Costs of revenue increased by 43% for the six months in 2021 over the equivalent six months in 2020. This is the result of increased costs of deployment related to certain installations where new technologies were being deployed for the first time. Costs for services and consulting increased at a proportionate, albeit slightly slower rate, than the increase in revenues and this trend is expected to continue as certain economies of scale become evident in the second half of 2021. Overhead more than doubled for the period reflecting higher costs for staffing current and anticipated projects although this rate of increase is expected to flatten in the second half of 2021.

Gross Margin

	For the Six Months Ended
	June 30,
	2021	2020	% Change

Revenues	$2,803,422	$2,973,087	-6%
Cost of revenues	4,916,382	3,441,112	43%
Gross margin	$(2,112,960)	(468,025)	-351%

As previously discussed, the Company has revamped its operations to support an anticipated increase in number of new systems going forward. The resultant additional cost of revenues, while somewhat offset by decreases in SG&A expenses, is not yet covered by a comparable increase in revenues during the first half of 2021. The overall negative gross margin of $2,112,960 versus the comparable period in 2020 which was a negative $468,025 on a like for like basis, was a result of minimal technology systems revenues during the second quarter of 2021. We anticipate an improvement in the overall gross margin for the full year reporting in 2021, with much of those improvements coming in the second half of the year. However, as previously stated, certain macro-economic factors including the current supply chain issues previously identified could delay that improvement into 2022.

Operating Expenses

	For the Six Months Ended
	June 30,
	2021	2020	% Change
Operating expenses:
Sales and marketing	$663,052	$262,325	153%
Research and development	140,164	555,958	-75%
Administration	1,854,592	2,228,663	-17%
Total operating expense	$2,657,808	$3,046,946	-13%

Operating expenses were lower by 13% than the equivalent period in 2020 reflecting the decrease in resources related to the Company’s transition to production from the previous research and development focus. Sales and marketing expense increased due to additional resources focused on growing and supporting the Company’s projected sales increase. Sales personnel are starting to travel with the gradual easing of restrictions due to the Coronavirus (COVID-19). Research and development expenses decreased due to personnel expenses being significantly reduced as the software engineering organization has been reorganized to focus on current and anticipated implementations. Administration expenses decreased mostly due to staff re-alignment.

Loss From Operations

The loss from operations for the six months ended June 30, 2021 was $4,770,768 and the loss from operations for the same period in 2020 was $3,514,971. The 36% increase in loss from operations was mostly due to the overall decrease in revenue for the period and much lower than usual gross margin for the six-month period ended June 30, 2021.

Interest Expense

Interest expense for the six months ended June 30, 2021 was $11,761 and the interest expense for same period in 2020 was $127,175. The decrease is related to the Company’s largely debt free capital structure.

Other Income

Other income for the six months ended June 30, 2021 and 2020 was $1,423,626 and $29,208, respectively. The increase in other income is due to the forgiveness on the PPP Cares Act Loan as well as a higher balance in the money market banking account for the first six-month period in 2021.

Net Loss

The net loss for the six months ended June 30, 2021 and 2020 was $3,358,903 and $3,612,938, respectively. The almost 7% decrease in net loss is mostly attributed to the impact of the Cares Act PPP loan forgiveness. Net loss per common share was $0.95 and $1.16 for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of June 30, 2021, the Company has a working capital of $2,715,833 and a net loss of $3,358,903 for the six months ended June 30, 2021.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(3,218,903)	$(3,152,753)
Net cash used in investing activities	(191,927)	(179,202)
Net cash provided by financing activities	4,264,675	8,650,492
Net increase in cash	$853,845	$5,318,537

Net cash used in operating activities for the six months ended June 30, 2021 was $3,218,903 and net cash used during the same period of 2020 was $3,152,753. The increase in net cash used in operations for the six months ended June 30, 2021 was the result of higher expenditures related to current projects as previously discussed as well as expenditures related to future project execution in anticipation of new projects starting in the second half of 2021. In addition, there are several changes in assets and liabilities compared to the previous period that decreased the use of cash in operations. Notable changes were a significant decrease in contract liabilities and lease obligations. In addition, cash that was being used to further development activities for our AI platform was significantly reduced as were the product generating revenues during this period.

Net cash used in investing activities for the six months ended June 30, 2021 and 2020 were $191,927 and $179,202, respectively, representing an increase in investments in various fixed assets during the first half of 2021 related to new technology offerings and preparation for the anticipated new project starts in the second half of 2021.

Net cash provided by financing activities for the six months ended June 30, 2021 was $4,264,675 and for the same period of 2020 was $8,650,492. Cash flows provided by financing activities during the six-month period in 2020 were primarily attributable to a significant capital raise undertaken during that period in conjunction with listing on the Nasdaq Capital Market. Cash flows from financing activities during the first six months of 2021 were primarily attributable to the issuance of Series C Convertible Preferred Stock for $4,500,000. These activities created sufficient cash and positive working capital including a reserve which alleviates the previous substantial doubt related to a going concern and the need for a going concern risk disclosure.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2021, we have funded our operations through a combination of a recent capital raise, revenues generated, and cash received from ongoing project execution and associated maintenance revenues. As of August 11, 2021, we had cash on hand of approximately $3,070,000. We have approximately $135,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Our current capital and revenues are enough to fund operations for at least the next 12 months. However, the Company cannot currently quantify the uncertainty related to the pandemic and its effects on the business in the coming quarters. Additional factors may emerge including availability of certain components which may further delay the completion of current and anticipated technology systems installations. This will be partially offset by the addition of new service contracts that started in 2021.

Demand for our products and services will be dependent on, among other things, continuing market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature and are currently impacted by the Covid-19 pandemic and emerging supply chain issues for key components. In as much as a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations may continue to be adversely affected by this situation as well as the potential for a prolonged recession period.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $3,358,903 for the six months ended June 30, 2021. During the same period, net cash used in operating activities was $3,218,903. The working capital surplus and accumulated deficit as of June 30, 2021 were $2,715,833 and $42,847,053, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the first quarter of 2020 (the “2020 Offering”) and a further capital raise in the first quarter of 2021.

Upon completion of the 2020 Offering, management raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. Since the advent of the Covid-19 pandemic, the Company has experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients. We continue to be successful in identifying new business opportunities and are focused on re-establishing a backlog of projects. Most importantly, the Company’s success in increasing its working capital surplus after receiving proceeds from the 2020 Offering of more than $8,200,000 and more recently, in the first quarter of 2021, receiving net proceeds of $4,500,000 from the issuance of Series C Preferred Stock to two large shareholders, continues to give us the capital required to fund the fundamental business changes that we undertook in the last quarter of 2020 and maintain our business strategy overall. In addition, the Company was successful in securing a loan of $1,410,270 during the second quarter of 2020 from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. This loan was forgiven in the first quarter and leaves the Company essentially debt free. Management has been taking and continues to take actions including, but not limited to, elimination of certain costs that did not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During the first six months of 2021, management has taken further significant actions including reorganizing our engineering and technical teams and selectively improving organizational efficiency to effectively grow the business as the expected order flow resumes in 2021.

Management believes that, at this time, we have alleviated the substantial doubt for the Company to continue as a going concern. We are executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations. Due to the various delays encountered, Management will re-evaluate our requirements in the next 90 days. The Company currently has sufficient cash to operate for the next 9 months. As previously noted, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue and attain consistently profitable operations. Although the current global pandemic related to the coronavirus (Covid-19) has affected our operations, and we do believe this is expected to be a long-term issue, the Company cannot currently quantify the uncertainty related to the pandemic and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least 12 months from the date of this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

Duos is highly dependent on certain suppliers to deliver components such as computer chips, advanced optical devices, and high-powered servers which are critical to the manufacture of our inspection portals and a shortage of key components, such as semiconductors, will delay implementation at customer sites and recognition of revenue. Our products contain components that we source globally from suppliers who, in turn, source components from their suppliers. If there is a shortage of a key component in our supply chain, and the component cannot be easily sourced from a different supplier, the shortage may delay completion of an installation. For example, the Railcar Inspection Portal (RIP), contains up to 25 different advanced cameras, multiple computer servers and other electronic components. A global shortage of microchips has been reported since early 2021 and we are experiencing various levels of impact on our being able to procure semiconductors that are used in those devices. The semiconductor supply chain is complex, and a constrained wafer capacity is occurring deep in the chain. Wafers have a long lead time for production, in some cases up to 30 weeks, which further exacerbates the shortage. When global automakers resumed vehicle production in 2020 – even more quickly than some expected – semiconductor supplies became further strained. A combination of these factors, including increased demand for consumer electronics and supplier shutdowns due to COVID-19 is contributing to the long lead times for key components. A shortage of key components can cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

3.3*	Amended and Restated Bylaws, as Amended (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1/A filed with the SEC on May 28, 2021)
3.8*	Amendments to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2021)
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: August 12, 2021	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: August 12, 2021	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

