Form 10-Q
period 2021-09-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2021-11-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 11, 2021, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 3,610,801.

SIGNATURES	37

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,257,971	$3,969,100
Accounts receivable, net	384,654	1,244,876
Contract assets	249,870	102,458
Prepaid expenses and other current assets	644,878	486,626

Total Current Assets	3,537,373	5,803,060

Property and equipment, net	368,327	342,180
Operating lease right of use asset, net	22,930	196,144
Security deposit	600,000	—

OTHER ASSETS:
Patents and trademarks, net	67,824	64,415
Total Other Assets	67,824	64,415

TOTAL ASSETS	$4,596,454	$6,405,799

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$978,170	$599,317
Accounts payable - related parties	—	7,700
Notes payable - financing agreements	54,953	42,942
Payroll taxes payable	—	3,146
Accrued expenses	1,191,567	1,038,092
Current portion - equipment financing agreements	92,700	89,620
Current portion - operating lease obligations	23,333	202,797
Current portion - PPP loan	—	627,465
Contract liabilities	449,496	709,553
Deferred revenue	907,154	315,370

Total Current Liabilities	3,697,373	3,636,002

Equipment financing payable, less current portion	33,860	103,184
PPP loan, less current portion	—	782,805

Total Liabilities	3,731,233	4,521,991

Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,480,000 shares available to be designated	—	—
Series A redeemable convertible preferred stock, $10 stated value per share,500,000 shares designated; 0 issued and outstanding at September 30, 2021 and December 31, 2020, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 1,705 and 1,705 issued and outstanding at September 30, 2021 and December 31, 2020, convertible into common stock at $7 per share	1,705,000	1,705,000
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 4,500 issued and outstanding at September 30, 2021 and 0 issued and outstanding at December 31, 2020, convertible into common stock at $5.50 per share	4,500,000	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 3,612,125 and 3,535,339 shares issued, 3,610,801 and 3,534,015 shares outstanding at September 30, 2021 and December 31, 2020, respectively	3,612	3,536
Additional paid-in-capital	40,111,551	39,820,874
Total stock & paid-in-capital	46,320,163	41,529,410
Accumulated deficit	(45,297,490)	(39,488,150)
Sub-total	1,022,673	2,041,260
Less: Treasury stock (1,324 shares of common stock at September 30, 2021 and December 31, 2020)	(157,452)	(157,452)
Total Stockholders' Equity	865,221	1,883,808

Total Liabilities and Stockholders' Equity	$4,596,454	$6,405,799

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

REVENUES:
Technology systems	$1,153,150	$729,231	$2,743,849	$2,840,538
Services and consulting	587,307	552,718	1,800,030	1,414,498

Total Revenues	1,740,457	1,281,949	4,543,879	4,255,036

COST OF REVENUES:
Technology systems	1,869,812	976,121	4,979,667	3,390,211
Services and consulting	277,054	319,334	986,757	827,532
Overhead	657,907	233,597	1,754,731	752,421

Total Cost of Revenues	2,804,773	1,529,052	7,721,155	4,970,164

GROSS MARGIN	(1,064,316)	(247,103)	(3,177,276)	(715,128)

OPERATING EXPENSES:
Sales & marketing	361,820	173,197	1,024,872	435,522
Research & development	57,000	21,583	197,164	77,179
Administration	963,357	2,264,960	2,817,949	4,993,985

Total Operating Expenses	1,382,177	2,459,740	4,039,985	5,506,686

LOSS FROM OPERATIONS	(2,446,493)	(2,706,843)	(7,217,261)	(6,221,814)

OTHER INCOME (EXPENSES):
Interest expense	(4,819)	(6,260)	(16,580)	(133,435)
Other income, net	875	4,524	1,424,501	33,732

Total Other Income (Expenses)	(3,944)	(1,736)	1,407,921	(99,703)

NET LOSS	$(2,450,437)	$(2,708,579)	$(5,809,340)	$(6,321,517)

Basic & Diluted Net Loss Per Share	$(0.68)	$(0.77)	$(1.63)	$(1.95)

Weighted Average Shares-Basic & Diluted	3,588,381	3,528,128	3,559,340	3,247,954

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock B		Preferred Stock C		Common Stock		Additional	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in-Capital	Deficit	Stock	Total

Balance December 31, 2020	1,705	$1,705,000	—	$—	3,535,339	$3,536	$39,820,874	$(39,488,150)	$(157,452)	$1,883,808

Stock options granted to employees	—	—	—	—	—	—	76,301	—	—	76,301

Series C preferred stock issued	—	—	4,500	4,500,000	—	—	—	—	—	4,500,000

Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	(406,023)	—	(406,023)

Balance March 31, 2021	1,705	$1,705,000	4,500	$4,500,000	3,535,339	$3,536	$39,897,175	$(39,894,173)	$(157,452)	$6,054,086

Stock options granted to employees	—	—	—	—	—	—	76,862	—	—	76,862

Common stock issued for cashless warrants exercised	—	—	—	—	50,588	50	(50)	—	—	—

Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	—	(2,952,880)	—	(2,952,880)

Balance June 30, 2021	1,705	$1,705,000	4,500	$4,500,000	3,585,927	$3,586	$39,973,987	$(42,847,053)	$(157,452)	$3,178,068

Stock options granted to employees	—	—	—	—	—	—	62,590	—	—	62,590

Common stock issued for services	—	—	—	—	11,255	11	74,989	—	—	75,000

Common stock issued for cashless employee stock options exercised	—	—	—	—	14,576	15	(15)	—	—	—

Rounding-split in 2020 (367 shares)	—	—	—	—	367	0	(0)	—	—	—

Net loss for the three months ended September 30, 2021	—	—	—	—	—	—	—	(2,450,437)	—	(2,450,437)

Balance September 30, 2021	1,705	$1,705,000	4,500	$4,500,000	3,612,125	$3,612	$40,111,551	$(45,297,490)	$(157,452)	$865,221

Balance December 31, 2019	1,705	$1,705,000	—	$—	1,982,039	$1,982	$31,063,915	$(32,740,715)	$(157,452)	$(127,270)

Common stock issued	—	—	—	—	1,542,188	1,542	9,251,586	—	—	9,253,128

Stock options granted to employees	—	—	—	—	—	—	8,100	—	—	8,100

Stock issuance cost	—	—	—	—	—	—	(1,001,885)	—	—	(1,001,885)

Common stock issued for services	—	—	—	—	1,611	2	7,498	—	—	7,500

Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(2,147,049)	—	(2,147,049)

Balance March 31, 2020	1,705	$1,705,000	—	$—	$3,525,838	$3,526	$39,329,214	$(34,887,764)	$(157,452)	$5,992,524

Modification of employee stock options	—	—	—	—	—	—	102,800	—	—	102,800

Stock options granted to employees	—	—	—	—	—	—	88,170	—	—	88,170

Common stock issued for services	—	—	—	—	1,632	2	7,498	—	—	7,500

Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	(1,465,889)	—	(1,465,889)

Balance June 30, 2020	1,705	$1,705,000	—	$—	$3,527,470	$3,528	$39,527,682	$(36,353,653)	$(157,452)	$4,725,105

Stock options granted to employees	—	—	—	—	—	—	165,491	—	—	165,491

Common stock issued for services	—	—	—	—	7,869	8	37,492	—	—	37,500

Net loss for the three months ended September 30, 2020	—	—	—	—	—	—	—	(2,708,579)	—	(2,708,579)

Balance September 30, 2020	1,705	$1,705,000	—	$—	$3,535,339	$3,536	$39,730,665	$(39,062,232)	$(157,452)	$2,219,517

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Cash from operating activities:
Net loss	$(5,809,340)	$(6,321,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281,220	159,121
Stock based compensation	215,753	261,761
Stock issued for services	75,000	—
Modification of employee stock options	—	102,800
PPP loan forgiveness including accrued interest	(1,421,577)	—
Interest expense related to debt discounts	—	94,627
Bad debt expense	76,046	—
Changes in assets and liabilities:
Accounts receivable	631,948	1,271,822
Contract assets	(147,412)	1,191,685
Prepaid expenses and other current assets	264,878	331,456
Operating lease right of use asset	173,214	172,778
Security deposit	(600,000)	—
Accounts payable	378,853	(1,938,824)
Accounts payable-related party	(7,700)	(4,841)
Payroll taxes payable	(3,146)	(111,965)
Accrued expenses	164,782	648,625
Operating lease obligation	(179,464)	(176,345)
Contract liabilities	(207,507)	324,090
Deferred revenue	591,784	(229,184)

Net cash used in operating activities	(5,522,668)	(4,223,911)

Cash flows from investing activities:
Purchase of patents/trademarks	(7,435)	(8,185)
Purchase of fixed assets	(303,341)	(216,401)

Net cash used in investing activities	(310,776)	(224,586)

Cash flows from financing activities:
Repayments of line of credit	—	(27,615)
Repayments of insurance and equipment financing	(311,442)	(204,659)
Repayment of finance lease	(66,243)	(42,046)
Repayment of notes payable	—	(1,000,000)
Proceeds from PPP loan	—	1,410,270
Proceeds from equipment financing	—	121,637
Proceeds from common stock issued	—	9,253,128
Issuance cost	—	(1,001,885)
Proceeds from preferred stock issued	4,500,000	—

Net cash provided by financing activities	4,122,315	8,508,830

Net (decrease) increase in cash	(1,711,129)	4,060,333
Cash, beginning of period	3,969,100	56,249
Cash, end of period	$2,257,971	$4,116,582

Supplemental Disclosure of Cash Flow Information:
Interest paid	$25,678	$32,768

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$—	$52,500
Lease right of use asset and liability	$—	$644,245
Notes issued for financing of insurance premiums	$323,452	$233,350

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (the “Company”), through its operating subsidiaries, Duos Technologies, Inc. (“Duos”) and TrueVue360, Inc. (“TrueVue360”) (collectively the “Company”), develops and deploys vision based analytical technology solutions that will help to transform precision railroading, logistics and inter-modal transportation operations. Additionally, these unique patented solutions can be employed into many other industries.

The Company has developed the Railcar Inspection Portal (RIP) that provides both freight and transit railroad customers and select government agencies the ability to conduct fully automated inspections of trains while they are in transit. The system, which incorporates a variety of sophisticated optical technologies, illumination and other sensors, scans each passing railcar to create an extremely high-resolution image set from a variety of angles including the undercarriage. These images are then processed through various methods of artificial intelligence (“AI”) algorithms to identify specific defects and/or areas of interest on each railcar. This is all accomplished within minutes of a railcar passing through our portal. This solution has the potential to transform the railroad industry by increasing safety, improving efficiency and reducing costs. The Company has successfully deployed this system with several Class 1 railroad customers and anticipates an increased demand in the future. Government agencies can conduct digital inspections combined with the incorporated AI to improve rail traffic flow across borders which also directly benefits the Class 1 railroads through increasing their velocity.

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

The Company has built a portfolio of IP and patented solutions that creates “actionable intelligence” using two core native platforms called Centraco® and Praesidium™. All solutions provided include a variant of both applications. Centraco is designed primarily as the user interface to all our systems as well as the backend connection to third-party applications and databases through both Application Programming Interfaces (APIs) and Software Development Kits (SDKs). This interface is browser based and hosted within each one of our systems and solutions. It is typically also customized for each unique customer and application. Praesidium typically resides as middleware in our systems and manages the various image capture devices and some sensors for input into the Centraco software.

The Company also developed a proprietary Artificial Intelligence (AI) software platform, Truevue360™ with the objective of focusing the Company’s advanced intelligent technologies in the areas of AI, deep machine learning and advanced multi-layered algorithms to further support our solutions.

Through September 30, 2021, the Company also provided professional and consulting services for large data centers and had developed a system for the automation of asset information marketed as DcVue™. The Company had deployed its DcVue software at one beta site. This software was used by Duos’ consulting auditing teams. DcVue was based upon the Company’s OSPI patent which was awarded in 2010. The Company offered DcVue available for license to our customers as a licensed software product. (see Note 10)

The Company’s strategy is to deliver operational and technical excellence to our customers, expand our RIP and ALIS solutions into current and new customers focused in the Rail, Logistics and U.S. Government Sectors, offer both CAPEX and OPEX pricing models to customers that increases recurring revenue, grows backlog and improves profitability, responsibly grow the business both organically and through selective acquisitions, and promote a performance-based work force where employees enjoy their work and are incentivized to excel and remain with the Company.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021.

Reclassifications

The Company reclassified certain revenues and expenses for the three and nine months ended September 30, 2020 to conform to 2021 classification. There was no net effect on the total expenses of such reclassification.

The following tables reflect the reclassification adjustment effect in the three and nine months ended September 30, 2020:

	Before Reclassification		After Reclassification
	For the		For the
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020		2020

REVENUES:		REVENUES:
Technology systems	$672,951	Technology systems	$729,231
Technical support	502,502	Services and consulting	552,718
Consulting services	50,216	—	—
AI technologies	56,280	—	—

Total Revenue	1,281,949	Total Revenue	1,281,949

COST OF REVENUES:		COST OF REVENUES:
Technology systems	601,814	Technology systems	976,121
Technical support	333,721	Services and consulting	319,334
Consulting services	12,301	Overhead	233,597
AI technologies	39,182	—	—

Total Cost of Revenues	987,018	Total Cost of Revenues	1,529,052

GROSS MARGIN	294,931	GROSS MARGIN	(247,103)

OPERATING EXPENSES:		OPERATING EXPENSES:
Sales and marketing	173,197	Sales and marketing	173,197
Engineering	280,897	Research and development	21,583
Research and development	215,831	Administration	2,264,960
Administration	1,991,408	—	—
AI technologies	340,441	—	—

Total Operating Expenses	3,001,774	Total Operating Expenses	2,459,740

LOSS FROM OPERATIONS	$(2,706,843)	LOSS FROM OPERATIONS	$(2,706,843)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

	Before Reclassification		After Reclassification
	For the		For the
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2020		2020

REVENUES:		REVENUES:
Technology systems	$2,606,034	Technology systems	$2,840,538
Technical support	1,229,813	Services and consulting	1,414,498
Consulting services	184,685	—	—
AI technologies	234,504	—	—

Total Revenue	4,255,036	Total Revenue	4,255,036

COST OF REVENUES:		COST OF REVENUES:
Technology systems	2,080,872	Technology systems	3,390,211
Technical support	802,751	Services and consulting	827,532
Consulting services	84,561	Overhead	752,421
AI technologies	149,681	—	—

Total Cost of Revenues	3,117,865	Total Cost of Revenues	4,970,164

GROSS MARGIN	1,137,171	GROSS MARGIN	(715,128)

OPERATING EXPENSES:		OPERATING EXPENSES:
Sales and marketing	435,522	Sales and marketing	435,522
Engineering	946,303	Research and development	77,179
Research and development	771,789	Administration	4,993,985
Administration	4,030,906	—	—
AI technologies	1,174,465	—	—

Total Operating Expenses	7,358,985	Total Operating Expenses	5,506,686

LOSS FROM OPERATIONS	$(6,221,814)	LOSS FROM OPERATIONS	$(6,221,814)

 Principles of Consolidation

The unaudited consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc. and TrueVue360, Inc. All inter-company transactions and balances are eliminated in consolidation.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of September 30, 2021, the balance in one financial institution exceeded federally insured limits by approximately $1,603,300.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2021, one customer accounted for 79% (“Customer 2”) of revenues. For the nine months ended September 30, 2020, three customers accounted for 42% (“Customer 1”), 20% (“Customer 2”) and 11% (“Customer 3”) of revenues. The Company’s strategy going forward is to add additional customers and to diversify offerings to reduce the current concentration risk. In all cases, there is no minimum contract value stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period. Each of the customers referenced has the following termination provisions:

•

Customer 1, termination can be made, prior to delivery of products or services, in the case where either party breaches any of its obligations under the agreement between the parties. The other party may terminate the agreement effective 15 Business Days following notice from the non-defaulting party, if the non-performance has not been cured within such period, and without prejudice to damages that could be claimed by the non-defaulting party. Either party may terminate the agreement if the other party becomes unable to pay its debts in the ordinary course of business; goes into liquidation (other than for the purpose of a genuine amalgamation or restructuring); has a receiver appointed over all or part of its assets; enters into a composition or voluntary arrangement with its creditors; or any similar event occurs in any jurisdiction, all to the extent permitted by law.

•

For Customer 2, prior to delivery of products or services, either party may terminate the agreement between the parties upon the other party’s material breach of a representation, warranty, term, covenant or undertaking in the agreement if, within 30 days following the delivery of a written notice to the defaulting party setting forth in reasonable detail the basis of such default, the defaulting party has not rectified such default to the reasonable satisfaction of the non-defaulting party. Failure to perform due to a force majeure condition shall not be considered a material default under the agreement.

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

At September 30, 2021, two customers accounted for 65% and 18% of accounts receivable. At December 31, 2020, two customers accounted for 56% and 30% of accounts receivable. Much of the credit risk is mitigated since all of the customers listed here are Class 1 railroads with a history of timely payments to us.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Geographic Concentration

For the nine months ended September 30, 2021, approximately 84% of revenue was generated from three customers outside of the United States. For the nine months ended September 30, 2020, approximately 30% of revenue was generated from two customers outside of the United States. These customers are Canadian and Mexican, and two of the three are Class 1 railroads operating in the United States.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise or conversion of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At September 30, 2021, there was an aggregate of 1,376,466 outstanding warrants to purchase shares of common stock. At September 30, 2021, there were employee stock options to purchase an aggregate of 431,266 shares of common stock. Also, at September 30, 2021, 243,571 common shares were issuable upon conversion of Series B convertible preferred stock and 818,182 common shares were issuable upon conversion of Series C convertible preferred stock all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

September 30, 2021

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

In August 2020, the FASB issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2022, and we do not expect it to have a material effect on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $2,450,437 for the three months ended September 30, 2021 and $5,809,340 for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, net cash used in operating activities was $5,522,668. The working capital deficit and accumulated deficit as of September 30, 2021 were $160,000 and $45,297,490, respectively. Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts have put a strain on our cash reserves and that because of these factors, there is substantial doubt for the Company to continue as a going concern for a period of twelve months from the issuance date of this report.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

We were executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations. Due to the various delays encountered, Management evaluated our requirements in the past 90 days and has determined that the Company currently has sufficient cash to operate for the next six months. As part of its evaluation, the Company has determined that the previously sufficient levels of working capital must be bolstered in order to allow the Company to execute its growth plans with identified business expected to be executed in 2022. As previously noted, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue, and attain consistently profitable operations. Although the current global pandemic related to the coronavirus (Covid-19) has affected our operations, we now believe that this is expected to be an ongoing issue and that our working capital assumptions must now reflect this new reality. The Company cannot currently quantify the uncertainty related to the pandemic and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least six months from the date of this report.

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	September 30, 2021		December 31, 2020
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$2,401	7.75%	$23,327	7.75%
Third Party - Insurance Note 2	31,423	6.24%	10,457	5.26%
Third Party - Insurance Note 3	19,965	—	9,158	—
Third Party - Insurance Note 4	—	—	—	—
Third Party - Insurance Note 5	1,164	7.75%	—	—
Total	$54,953		$42,942

The Company entered into an agreement on December 23, 2020 with its insurance provider by issuing a $23,327 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 7.75% payable in monthly installments of principal and interest totaling $2,416 through October 23, 2021. The balance of Insurance Note 1 as of September 30, 2021 and December 31, 2020 was $2,401 and $23,327, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Company entered into an agreement on April 15, 2020 with its insurance provider by issuing a $51,379 note payable (Insurance Note 2) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 5.26% payable in monthly installments of principal and interest totaling $5,263 through February 15, 2021. The note payable renewed on April 15, 2021 in the amount of $62,041, secured with an annual interest rate of 6.24% and payable in 10 monthly installments of principal and interest totaling $6,383. At September 30, 2021 and December 31, 2020, the balance of Insurance Note 2 was $31,423 and $10,457, respectively.

The Company entered into an agreement on September 15, 2020 with its insurance provider by issuing a $13,796 note payable (Insurance Note 3) for the purchase of an insurance policy, secured by 12 monthly installments. The note payable renewed on September 15, 2021 in the amount of $19,965 and payable in 10 monthly installments of $1,997. At September 30, 2021 and December 31, 2020, the balance of Insurance Note 3 was $19,965 and $9,158, respectively.

The Company entered into an agreement on February 3, 2020 with its insurance provider by issuing a $165,375 note payable (Insurance Note 4) with a down payment of $55,563 for the purchase of an insurance policy secured by eight monthly installments of $13,726 through December 3, 2020. The policy renewed on February 3, 2021 in the amount of $215,654 with a down payment paid in the amount of $37,000 on April 6, 2021 and ten monthly installments of $17,899. The Company received a refund for the annual audit of the policy resulting in the refund being applied to the outstanding amount of $35,787. At September 30, 2021 and December 31, 2020, the balance of Insurance Note 4 was zero and zero, respectively.

The Company entered into an agreement on May 23, 2021 with its insurance provider by issuing a $6,874 note payable (Insurance Note 5) for the purchase of an insurance policy, secured with an annual interest rate of 7.75% and payable in 6 monthly installments of principal and interest totaling $1,172. At September 30, 2021 and December 31, 2020, the balance of Insurance Note 5 was $1,164 and zero, respectively.

Equipment Financing

The Company entered into an agreement on August 26, 2019 with an equipment financing company by issuing a $147,810 secured note, with an annual interest rate of 12.72% and payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022. The Company entered into an additional agreement on May 22, 2020 with the same equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At September 30, 2021 and December 31, 2020, the balance of these notes was $126,560 and $192,804, respectively.

At September 30, 2021, future minimum lease payments due under the equipment financing is as follows:

As of September 30,	Amount
2021	$26,648
2022	86,735
2023	23,515
Total minimum equipment financing payments	$136,898
Less: interest	(10,338)
Total equipment financing at September 30, 2021	$126,560
Less: current portion of equipment financing	(92,700)
Long term portion of equipment financing	$33,860

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Notes Payable – PPP Loan

	September 30, 2021		December 31, 2020
Payable To	Principal	Interest	Principal	Interest

PPP loan	$—		$1,410,270	1%
Total	—		1,410,270
Less current portion	—		(627,465)
Long term portion	$—		$782,805

On April 23, 2020, the Company entered into a promissory note (the “Note”) with BBVA USA, which provided for a loan in the amount of $1,410,270 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Note had a two-year term and accrued interest at a rate of 1.00% per annum (APR 1.014%). Monthly principal and interest payments were deferred for nine months after the date of disbursement. The Note could be prepaid at any time prior to maturity with no prepayment penalties. The Company applied for the PPP loan forgiveness and was granted forgiveness on February 1, 2021. At September 30, 2021 and December 31, 2020, the loan balance was zero and $1,410,270, respectively.

NOTE 4 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon the merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed. The balance as of September 30, 2021 and December 31, 2020, was zero and zero, respectively, including accrued interest. This line of credit has been paid in full as of May 5, 2020.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

The Company has paid its delinquent IRS payroll taxes, late fees and outstanding state of California payroll taxes in full. At September 30, 2021 and December 31, 2020, the state payroll taxes payable balance was zero and $3,146, respectively.

Operating Lease Obligations

The Company has an operating lease agreement for office space that was amended on May 1, 2016 and again on April 1, 2019, increasing the office space from 8,308 square feet to 10,203 square feet, with the lease ending on October 31, 2021. The rent is subject to an annual escalation of 3%, beginning May 1, 2017. (see Note 10)

The Company entered a new lease agreement of office and warehouse combination space of 4,400 square feet on June 1, 2018, with the lease originally ending May 31, 2021. The Company has extended this lease to coincide with the main office space lease which ends on October 31, 2021. This additional space allows for resource growth and engineering efforts for operations before deploying to the field. The rent is subject to an annual escalation of 3%. (see Note 10)

The Company now has a total of office and warehouse space of approximately 14,603 square feet.

At September 30, 2021, future minimum lease payments due under operating leases are as follows:

As of September 30, 2021	Amount
Total minimum financial lease payments	23,566
Less: interest	(233)
Total lease liability at September 30, 2021	$23,333

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. We adopted ASU 2016-02 effective January 1, 2019, on a modified retrospective basis, without adjusting comparative periods presented. Effective January 1, 2019, the Company established a right-of-use model (ROU) asset and operating lease liability in the amount of $644,245. The Company extended the lease agreement of office and warehouse combination space to coincide with the main office space and recorded a right-of-use model (ROU) to the asset and operating lease liability in the amount of $21,022. The right of use asset balance at September 30, 2021 was $23,333. As of September 30, 2021, these are the Company’s only leases with terms greater than 12 months. The adoption of ASU 2016-02 did not materially affect our unaudited consolidated statement of operations or our unaudited consolidated statements of cash flows. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and to recognize all lease payments for leases with a term greater than 12 months on a straight-line basis over the lease term in our unaudited consolidated statements of operations.

On July 26, 2021, the Company entered a new operating lease agreement of office and warehouse combination space of 40,000 square feet with the lease commencing on November 1, 2021 and ending May 31, 2032 This additional space allows for resource growth and engineering efforts for operations before deploying to the field. The rent for the first twelve months of the term will be calculated as rentable base space on 30,000 square feet. The rent is subject to an annual escalation of 2.5%, beginning December 1, 2022. The Company made a security deposit in the amount of $600,000 on July 26, 2021. The Company will apply the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”) in the fourth quarter of 2021. (see Note 10)

Executive Severance Agreement

On July 10, 2020, the Company announced that Gianni Arcaini would retire from the positions of Chief Executive Officer and Chairman of the Board effective as of September 1, 2020 (the “CEO Transition”). In order to facilitate a transition of his duties, the Company and Mr. Arcaini entered into a separation agreement which became effective as of July 10, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Arcaini’s employment with the Company ended on September 1, 2020 (“Separation Date”) and he will receive separation payments over a 36-month period equal to his base salary plus $75,000 as well as certain limited health and life insurance benefits. The Separation Agreement also contains confidentiality, non-disparagement and non-solicitation covenants and a release of claims by Mr. Arcaini who continued to serve as Chairman of the Board of Directors of the Company. The Corporate Governance and Nominating Committee did not submit Mr. Arcaini for re-election as a director and on November 19, 2020 at the Annual Shareholders meeting a new non-Executive Chairman was appointed.

In accordance with the Separation Agreement, the Company will pay to Mr. Arcaini the total sum of $747,788. Notwithstanding the foregoing, the status of Mr. Arcaini as a “Specified Employee” as defined in Internal Revenue Code Section 409A has the effect of delaying any payments to Mr. Arcaini under the Separation Agreement for six months after the Separation Date. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company will continue to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. The remaining balance of approximately $541,000 as of September 30, 2021 is included in accrued expenses in the accompanying consolidated balance sheet. In addition, the Company will pay one-half of Mr. Arcaini’s current life insurance premiums for 36 months of approximately $1,200 per month and provide and pay for his health insurance for 36 months following the Separation Date of approximately $450 per month. Unvested options in the amount of 50,358 became exercisable and vested in their entirety on the Separation Date valued at $95,127. The Company made payment of his attorneys’ fees for legal work associated with the negotiation and drafting of the Separation Agreement of approximately $17,000.

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

September 30, 2021

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

Under the Purchase Agreement, the Company was required to hold a meeting of shareholders at the earliest practical date, which ultimately occurred on July 15, 2021. Nasdaq Marketplace Rule 5635(d) limits the number of shares of common stock (or securities that are convertible into common stock) issuable, in certain circumstances, without shareholder approval. As previously disclosed, at its Annual Meeting of Shareholders, the Company obtained shareholder approval (the “Stockholder Approval”) in order to issue shares of common stock underlying the Series C Convertible Preferred Stock at a price less than the lower of the price immediately preceding the signing of the Purchase Agreement or the average of the prices for the five trading days immediately preceding such signing which equal 20% or more of the number of shares of common stock outstanding before the issuance. As described below, the terms of the Series C Convertible Preferred Stock limited its convertibility to a number of shares less than the 20% limit, until the Stockholder Approval was obtained.

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

The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series C Preferred Stock have elected the 19.99% Beneficial Ownership Limitation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2021 and 2020, was $215,753 and $261,761 respectively, for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. At September 30, 2021, the total compensation cost for stock options not yet recognized was $137,391. This cost will be recognized over the remaining vesting term of the options ranging from six months to two- and one-half years.

Employee Stock Options

A maximum of 178,572 shares were originally available for grant under the 2016 Equity Incentive Plan, as amended (the “2016 Plan”), and all outstanding options under the 2016 Plan provide a cashless exercise feature. The maximum number of shares was increased by shareholder approval to 321,429. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, were determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2016 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization, or similar event. As of September 30, 2021, and December 31, 2020, options to purchase 271,266 shares of common stock and 311,898 shares of common stock were outstanding under the 2016 Plan, respectively, and a further 160,000 and 140,000 non-plan options to purchase common stock were outstanding as of September 30, 2021, and December 31, 2020, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO.

On April 1, 2020, the Board of Directors cancelled 161,402 options previously granted to existing employees and granted 310,290 options, of which 160,866 were replaced with new options carrying a $6.00 exercise price and a further 149,424 options were issued to existing employees, officers and directors carrying a $4.74 strike price with a vesting period ranging from 9 months to 21 months. On April 1, 2020, the new stock options issued had a fair value of $370,312. The options that were cancelled and replaced were accounted for by valuing the original options on the day before they were cancelled and valuing the new options on the day of issuance. The inputs used were a stock price of $4.74 on the day of cancellation and $4.70 on the day of issuance, expected term of 2.5 years, expected volatility of 81%, no anticipated dividend and an interest rate of 0.255%. The difference between the valuations was recorded as a one-time option expense given that options cancelled were already vested and the replacement options were immediately vested. The one-time expense for this cancellation and issuance was $102,800. The strike price of the cancelled options was $14.00. The 2016 Plan terminated pursuant to its terms on December 31, 2020. No further awards will be made under the 2016 Plan although all awards outstanding on that date will remain in effect according to their terms.

During the first quarter of 2021, the Company’s Board of Directors granted 20,000 new stock options with a strike price of $4.32 per share to its new VP of Product Innovation. These options were awarded as a one-time award as a hiring incentive and have a fair value of $52,758 as of January 4, 2021. The issuance of these options generated stock option compensation expense in that quarter in the amount of $7,685 and a balance of unamortized stock option compensation expense of $45,073, that is being expensed over the following 2.75 years.

During the second quarter of 2021, five former staff members and one contractor exercised 31,710 and forfeited 8,922 non-qualified stock options. These transactions were ultimately consummated in the third quarter. Accordingly, in the third quarter the Company recorded a charge of $63,860 for the remaining unvested option which was offset by a credit of $1,270 for an over accrual recorded in the second quarter related to the forfeited options.

During the third quarter of 2021, the shareholders approved the issuance of up to one million shares or share equivalents in the form of stock options for the purposes of share issuance for compensation to Board Members and grants to certain staff members for recruiting and retention. On July 14, 2021, the Company filed an S-8 registration statement in concert with the 2021 Equity Incentive Plan which was deemed effective on August 5, 2021. The plan covers a period of ten years.

Warrants

During the second quarter of 2021, warrants representing 205,574 shares were exercised by seven holders. All the exercises were cashless exercises with exercise prices of $7.70 and stock prices ranging from $9.25 to $11.14 resulting in a total of 50,588 common shares. No new warrants were issued during the third quarter of 2021.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

At September 30, 2021 and December 31, 2020, contract assets on uncompleted contracts consisted of the following:

	September 30, 2021	December 31, 2020
Costs and estimated earnings recognized	$2,012,553	$4,152,850
Less: Billings or cash received	(1,762,683)	(4,050,392)
Contract assets	$249,870	$102,458

Contract Liabilities

Contract liabilities on uncompleted contracts represent billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the input method, which recognizes revenue only to the extent of the cost incurred.

At September 30, 2021 and December 31, 2020, contract liabilities on uncompleted contracts consisted of the following:

	September 30, 2021	December 31, 2020
Billings and/or cash receipts on uncompleted contracts	$3,861,055	$2,978,007
Less: Costs and estimated earnings recognized	(3,411,559)	(2,268,454)
Contract liabilities	$449,496	$709,553

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Consulting Services

The Company’s consulting services business generates revenues under contracts with customers from three sources: (1) Professional Services (consulting and auditing); (2) Software licensing with optional hardware sales; and (3) Customer Service (training and maintenance support).

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

September 30, 2021

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

c.	Licensing and professional services related to auditing of data center assets; and

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Quantitative:

For the Three Months Ended September 30, 2021

Segments	Rail	Commercial	Government	Banking/Other	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,303,662	$45,547	$52,866	$(3,288)	$945	$340,725	$1,740,457

Major Goods and Service Lines

Turnkey Projects	$984,313	$—	$32,645	$—	$—	$136,192	$1,153,150
Maintenance & Support	319,349	45,547	20,221	(3,288)	945	204,533	587,307
	$1,303,662	$45,547	$52,866	$(3,288)	$945	$340,725	$1,740,457

Timing of Revenue Recognition

Goods transferred over time	$984,313	$—	$32,645	$—	$—	$136,192	$1,153,150
Services transferred over time	319,349	45,547	20,221	(3,288)	945	204,533	587,307
	$1,303,662	$45,547	$52,866	$(3,288)	$945	$340,725	$1,740,457

For the Three Months Ended September 30, 2020

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$994,370	$109,611	$23,020	$26,107	$22,345	$50,216	$56,280	$1,281,949

Major Goods and Service Lines

Turnkey Projects	$587,865	$49,595	$23,020	$5,886	$6,585	$—	$56,280	$729,231
Maintenance & Support	406,505	60,016	—	20,221	15,760	—	—	502,502
Data Center Auditing Services	—	—	—	—	—	47,831	—	47,831
Software License	—	—	—	—	—	2,385	—	2,385
	$994,370	$109,611	$23,020	$26,107	$22,345	$50,216	$56,280	$1,281,949

Timing of Revenue Recognition

Goods transferred over time	$587,865	$49,595	$23,020	$5,886	$6,585	$50,216	$56,280	$779,447
Services transferred over time	406,505	60,016	—	20,221	15,760	—	—	502,502
	$994,370	$109,611	$23,020	$26,107	$22,345	$50,216	$56,280	$1,281,949

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

For the Nine Months Ended September 30, 2021

Segments	Rail	Commercial	Government	Banking/Other	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$3,527,736	$158,989	$198,153	$22,473	$134,717	$501,811	$4,543,879

Major Goods and Service Lines

Turnkey Projects	$2,311,530	$—	$137,490	$1,537	$—	$—	$2,450,557
Maintenance & Support	1,216,206	158,989	60,663	20,936	—	208,519	1,665,313
Data Center Auditing Services	—	—	—	—	131,537	—	131,537
Software License	—	—	—	—	3,180	—	3,180
Algorithms	—	—	—	—	—	293,292	293,292
	$3,527,736	$158,989	$198,153	$22,473	$134,717	$501,811	$4,543,879

Timing of Revenue Recognition

Goods transferred over time	$2,311,530	$—	$137,490	$1,537	$131,537	$208,519	$2,790,613
Services transferred over time	1,216,206	158,989	60,663	20,936	3,180	293,292	1,745,266
	$3,527,736	$158,989	$198,153	$22,473	$134,717	$501,811	$4,543,879

For the Nine Months Ended September 30, 2020

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$3,339,519	$236,498	$23,020	$73,477	$163,333	$184,685	$234,504	$4,255,036

Major Goods and Service Lines

Turnkey Projects	$2,401,552	$55,797	$23,020	$5,886	$119,779	$—	$234,504	$2,840,538
Maintenance & Support	937,967	180,701	—	67,591	43,554	—	—	1,229,813
Data Center Auditing Services	—	—	—	—	—	177,530	—	177,530
Software License	—	—	—	—	—	7,155	—	7,155
	$3,339,519	$236,498	$23,020	$73,477	$163,333	$184,685	$234,504	$4,255,036

Timing of Revenue Recognition

Goods transferred over time	$2,401,552	$55,797	$23,020	$5,886	$119,779	$184,685	$234,504	$3,025,223
Services transferred over time	937,967	180,701	—	67,591	43,554	—	—	1,229,813
	$3,339,519	$236,498	$23,020	$73,477	$163,333	$184,685	$234,504	$4,255,036

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 8 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the nine months ended September 30, 2021, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the nine months ended September 30, 2021, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $82,153.

NOTE 9 – RELATED PARTY TRANSACTIONS

On August 1, 2012, the Company entered into an independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida limited liability company, owned by our former Chief Technology Officer, David Ponevac. The Services Agreement provided that Luceon would provide support services including management, coordination or software development services and related services to duos. In January 2019, additional services were contracted with Luceon for TrueVue360™ primarily for software development through the provision of 7 additional full-time contractors located in Slovakia at a cost of $16,250 for January initially, rising to $25,583 after fully staffed, per month starting February 2019. This was in addition to the existing contract of $7,480 per month for duos for 4 full-time contractors which increased to $8,231 per month in June of 2019. During 2020 efforts in reducing cost, Luceon reduced its staff for the TrueVue360 software development team from a staff of 7 to 3 full-time employees at a cost of $11,666 per month starting June 1, 2020. As of January 1, 2021, the Company no longer records activities in TrueVue360 and has combined billings for a total of $20,986 per month. For the nine months ended September 30, 2021 and 2020, the total amount expensed is $93,422 and $272,376, respectively. The Company had no open accounts payable with Luceon at September 30, 2021. On May 14, 2021, the Company formally ended its relationship with Luceon in concert with the resignation of our Chief Technology Officer and as such there is no longer a related party relationship.

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2021, the Company formally divested its interests in the ITAM business including the DcVue™ software, OSPI patent and Data Center auditing operations. The business was sold for a nominal amount to an Employee who led that effort which also included the dormant subsidiary, TrueVue360. The Company will maintain and expand its TrueVue360 operations for Artificial Intelligence and will retain the brand “TrueVue360™” along with the associated software platform.

On October 1, 2021, the Company granted 20,000 non-qualified stock options to its Director of Engineering as part of a revised compensation package related to greatly increased responsibilities. The options were granted for 5 years at a strike price of $6.19 with 3-year vesting.

On October 15, 2021, the Company scheduled its move to a new facility in Jacksonville, Florida. The move will combine the Company’s two separate work locations into one facility, which will allow for greater collaboration and also accommodate a larger anticipated workforce and manufacturing facility. The move is expected to begin on or around November 19, 2021, with all employees reporting to the new facility on December 1, 2021.

On November 1, 2021, the Company extended the leases of office space and warehouse space at its two current facilities for a period of 30 days to accommodate delays moving to its new headquarters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc. (the “Company”), and its operating subsidiaries, Duos Technologies, Inc. (“Duos”) and TrueVue360, Inc (“TrueVue360”, Duos Technologies Group, Inc. and Duos, collectively the “Company” “we”, “our”, and “us”) from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Duos Technologies Group, Inc. (the “Company”) was incorporated in Florida on May 31, 1994 under the original name of Information Systems Associates, Inc. (“ISA”). Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“Duos”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby Duos became a wholly owned subsidiary of the Company. Duos was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, has a current staff of 65 people of which 57 are full time and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, Centraco®.

The Company has developed the Railcar Inspection Portal (RIP) that provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are in transit. The system, which incorporates a variety of sophisticated optical technologies, illumination and other sensors, scans each passing railcar to create an extremely high-resolution image set from a variety of angles including the undercarriage. These images are then processed through various methods of artificial intelligence algorithms to identify specific defects and/or areas of interest on each railcar. This is all accomplished within seconds of a railcar passing through our portal. This solution has the potential to transform the railroad industry immediately increasing safety, improving efficiency and reducing costs. The Company has successfully deployed this system with several Class 1 railroad customers and anticipates an increased demand in the future. Government agencies can conduct digital inspections combined with the incorporated artificial intelligence (AI) to improve rail traffic flow across borders which also directly benefits the Class 1 railroads through increasing their velocity.

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

The Company has built a portfolio of IP and patented solutions that creates “actionable intelligence” using two core native platforms called Centraco® and Praesidium™. All solutions provided include a variant of both applications. Centraco is designed primarily as the user interface to all our systems as well as the backend connection to third-party applications and databases through both Application Programming Interfaces (APIs) and Software Development Kits (SDKs). This interface is browser based and hosted within each one of our systems and solutions. It is typically also customized for each unique customer and application. Praesidium typically resides as middleware in our systems and manages the various image capture devices and some sensors for input into the Centraco software.

The Company also developed a proprietary Artificial Intelligence (AI) software platform, Truevue360™ with the objective of focusing the Company’s advanced intelligent technologies in the areas of AI, deep machine learning and advanced multi-layered algorithms to further support our solutions.

Through September 30, 2021, the Company also provided professional and consulting services for large data centers and had developed a system for the automation of asset information marketed as DcVue™. The Company had deployed its DcVue software at one beta site. This software was used by Duos’ consulting auditing teams. DcVue was based upon the Company’s OSPI patent which was awarded in 2010. The Company offered DcVue available for license to our customers as a licensed software product. (see Note 10)

The Company’s strategy is to deliver operational and technical excellence to our customers; expand our RIP and ALIS solutions into current and new customers focused in the Rail, Logistics and U.S. Government Sectors; offer both CAPEX and OPEX pricing models to customers that increases recurring revenue, grows backlog and improves profitability; responsibly grow the business both organically and through selective acquisitions; and promote a performance-based work force where employees enjoy their work and are incentivized to excel and remain with the Company.

Prospects and Outlook

The Company has made significant changes in the senior management team to include a new Chief Executive Officer with a wealth of experience successfully leading start-up and turn-around companies. In addition, the former divisional COO who has 20 years of experience with the Company delivering technology into rail, logistics, intermodal, and other industries, has been promoted to Chief Commercial Officer (CCO) of our wholly owned, operating subsidiary, Duos. Duos has also hired a divisional Chief Operating Officer (COO) with a strong background in operations in multiple former assignments. The Company’s CFO will continue in the same role providing continuity and multiple years of public company experience. More recently, the Company’s Board of Directors was strengthened with the addition of two very experienced leaders. The first is a retired Chief Operating Officer for a Class 1 railroad with more than 50 years of experience in the rail industry. The second is a retired Army General Officer and former CEO of a large, global security and training company contracting with multiple U.S. Government Agencies.

The new leadership team’s focus is to improve operational and technical execution which will in turn enable the commercial side of the business to expand RIP and ALIS delivery into existing customers and to expand and diversify our current customer base. Even though COVID-19 is expected to still be an issue during the remainder of 2021 and potentially into 2022, the Company’s primary customers have indicated readiness to order more equipment and services should the Company execute as expected on key deliverables over the next few months.

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

Although the Company’s prospects and outlook are anticipated to be favorable for the remainder of 2021 and 2022, investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control and unexpected macro events can have a severe impact on the business.

Results of Operation

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	September 30,
	2021	2020

Revenues	$1,740,457	$1,281,949
Cost of revenues	2,804,773	1,529,052
Gross margin	(1,064,316)	(247,103)
Operating expenses	1,382,177	2,459,740
Loss from operations	(2,446,493)	(2,706,843)
Other income (expense)	(3,944)	(1,736)
Net loss	$(2,450,437)	$(2,708,579)

Revenues

	For the Three Months Ended
	September 30,
	2021	2020	% Change
Revenues:
Technology systems	$1,153,150	$729,231	58%
Services and consulting	587,307	552,718	6%
Total revenues	$1,740,457	$1,281,949	36%

The significant increase in overall revenues for the quarter is from the progress in new installations in the technology systems portion of our business. Previously, the Company noted a comparable decrease in revenues for the equivalent quarter. The greater than expected decrease during the previous quarter of 2021 was the result of a delay in receiving anticipated “notices to proceed” for new contracts expected earlier in the year. During this quarter the anticipated “notice to proceed” on a significant upgrade to two key installations was received and some of that revenue was recognized during this quarter resulting in a 58% increase in revenues in comparison to the equivalent quarter a year ago. While anticipated orders continued to be delayed, we remain encouraged by the breadth and scope of recent bids which we have participated in indicating an expected surge in orders in late this year and in early 2022. However, management cautions that because of the delays in anticipated start dates, certain installations may produce revenues towards the end of the year, some of which may ultimately be recorded in 2022. Additionally, although the industries where we operate are showing early signs of recovery from the delays as a result of the Covid-19 pandemic, other macro-economic effects are anticipated to impact us, including the current supply chain disruptions which continue to extend deadlines for shipment of key components used in our technology systems. The effect of this will be to push revenue recognition later in the year or into 2022 as previously mentioned.

The Company’s stable capital structure has thus far allowed us to weather the unexpected delays without significant operational impact and enabled us to pursue large projects requiring the ability to deploy major resources. In order to respond to the much longer lead times to procure equipment, management is anticipating additional demands on our working capital as the requirement to procure ahead of a formal award is becoming more critical. An additional effect of this is the ongoing investment by the Company in streamlining our project build and delivery process and quality control processes. The Company undertook a major review of operations in the final quarter of 2020 and made significant changes in staffing including additional engineering staff. A further review was conducted in the second quarter of 2021 with additional, material changes in staffing being implemented, particularly in our software engineering and AI teams. The Company previously implemented a “rapid development” initiative to be able to respond to market driven demand more quickly and although this has been successful, the impact has not been as anticipated due to the supply chain shortages as previously discussed. Although not fully visible in this quarter’s financials, this effort has shortened delivery times on major projects and is expected to result in significant revenue growth in the last three months of this year and beyond once the materials are procured.

We continue to build a solid base of recurring revenue contracts as demonstrated by the continuing growth in services revenue. New maintenance contracts are being established as well as renewals of existing contracts and a shift to the next generation of technology systems which are currently being installed is anticipated to generate further growth in this area in 2022 and beyond. The services portion of revenues is driven by successful completion on projects and represents services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from existing customers which will be coming on-line in the next several months.

Cost of Revenues

	For the Three Months Ended
	September 30,
	2021	2020	% Change
Cost of revenues:
Technology systems	$1,869,812	$976,121	92%
Services and consulting	277,054	319,334	-13%
Overhead	657,907	233,597	182%
Total cost of revenues	$2,804,773	$1,529,052	83%

Cost of revenues largely comprises equipment, labor and overhead necessary to support the implementation of new systems and support and maintenance of existing systems. Cost of revenues on technology systems increased during the period compared to the equivalent period in 2020 by a greater amount than the increase in revenues. The main reason for the continuing high level of cost is the result of additional work being necessary on certain of the Company’s installations to resolve newly identified quality issues which are now mostly resolved as well as higher costs of materials due to supply chain disruptions. There was also a significant increase in cost related to the new deployment of an undercarriage technology. Many of these costs were not envisioned by the original scope of work. However, the costs are expected to be much lower going forward as a percentage of the overall system price. As previously noted, the Company’s organization and related cost structure was realigned to give the capability to manufacture, install and support multiple production systems simultaneously. Prior to this realignment, the Company’s organization was focused on primarily research and development with implementation resources being allocated as necessary. In accordance with this shift in structure, certain staff were re-assigned or replaced, and new staff added in key areas, particularly software engineering, IT and AI.

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

Cost of revenues decreased on services and consulting versus the increase in revenues. This is a positive trend and is expected to continue as more of the Company’s business is from recurring revenue. This decrease in cost of revenues in the quarter is the result of lower costs in servicing clients as well as the elimination of certain costs related to our ITAM business that were recorded in the equivalent period. Costs of service are expected to increase in future quarters at a slower rate than revenue growth as some of the streamlining of support took place earlier in the year and despite the additional resources allocated to these activities in anticipation of higher recurring revenue in 2022 and beyond.

Gross Margin

	For the Three Months Ended
	September 30,
	2021	2020	% Change

Revenues	$1,740,457	$1,281,949	36%
Cost of revenues	2,804,773	1,529,052	83%
Gross margin	$(1,064,316)	$(247,103)	331%

As previously discussed, the Company has revamped its operations to support an anticipated increase in the number of new systems going forward. The resultant additional cost of revenues, while somewhat offset by decreases in G&A expenses, is not yet covered by a comparable increase in revenues as of the third quarter 2021. The overall negative gross margin was $1,064,316 versus the comparable period in 2020 which was a negative $247,103. The 36% increase in equivalent quarter revenues is a positive trend. The main reason for the continuing high level of cost is the result of additional work being necessary on certain of the Company’s installations to resolve newly identified quality issues which are now mostly resolved as well as higher costs of materials due to supply chain disruptions. There was also a significant increase in cost related to the new deployment of an undercarriage technology. Many of these costs were not envisioned by the original scope of work. These higher costs are anticipated to be offset in the fourth quarter and beyond by higher revenues with the net result being a move to a positive gross margin as the business expands. In addition, we anticipate an improvement in the overall gross margin for the full year reporting in 2021, with much of the improvement coming in the fourth quarter. As previously discussed, certain macro-economic factors including the current supply chain issues could delay that improvement into 2022.

Operating Expenses

	For the Three Months Ended
	September 30,
	2021	2020	% Change
Operating expenses:
Sales and marketing	$361,820	$173,197	109%
Research and development	57,000	21,583	164%
Administration	963,357	2,264,960	-57%
Total operating expenses	$1,382,177	$2,459,740	-44%

Overall operating expenses were lower by 44% than the equivalent period in 2020. A significant increase in sales and marketing costs was more than offset by a substantial decrease in overall administration costs. This decrease was mostly due to the recording of the ex-CEO’s separation agreement during the same period in 2020. Additionally, certain costs to support the organization as it operated at that time were eliminated as an offset to the increases in operations staff as described previously.

Loss from Operations

The loss from operations for the three months ended September 30, 2021, was $2,446,493, which was an improvement compared to a $2,706,843 loss from operations for the same period in 2020. The decrease in losses from operations during the quarter was the result of higher revenues recorded in the quarter as a consequence of the start of anticipated new projects and the increase in recurring service and support revenues. This increase in revenues was offset by higher cost of sales related to the recent organizational changes and certain cost overruns on the initial deployment of some newly developed systems. The combination of these result in negative gross margins for the quarter offset by significantly lower total operating expenses. The Company previously expected to achieve profitability in the fourth quarter through improvements in gross margin from higher revenues and lower operating costs although this is likely to be delayed into 2022 as the result of supply chain issues that are continuing to hamper completion of systems from the originally contemplated completion dates. Profitability in 2022 is anticipated with a growth in business from new contracts previously delayed through the first nine months of this year and with the effects of greater efficiencies in the deployment of new systems anticipated in the fourth quarter of 2021 and into 2022.

Other Income/Expense

Interest expense for the three months ended September 30, 2021 was $4,819 versus interest expense of $6,260 in the equivalent period in 2020. The decrease is due to a reduction in interest bearing debt that was repaid in the third quarter of 2021. Other income for the three months ended September 30, 2021 was $875 versus $4,524 for the same period in 2020. Interest rates are drastically lower in 2021 than 2020.

Net Loss

The net loss for the three months ended September 30, 2021 and 2020 was $2,450,437 and $2,708,579, respectively. The 10% decrease in net loss was mostly attributed to the increased revenue in the current quarter with lower ongoing expenses. Net loss per common share was $0.68 and $0.77 for the three months ended September 30, 2021 and 2020, respectively.

Comparison for the Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table sets forth a modified version of our unaudited Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended
	September 30,
	2021	2020

Revenues	$4,543,879	$4,255,036
Cost of revenues	7,721,155	4,970,164
Gross margin	(3,177,276)	(715,128)
Operating expenses	4,039,985	5,506,686
Loss from operations	(7,217,261)	(6,221,814)
Other income (expense)	1,407,921	(99,703)
Net loss	$(5,809,340)	$(6,321,517)

Revenues

	For the Nine Months Ended
	September 30,
	2021	2020	% Change
Revenues:
Technology systems	$2,743,849	$2,840,538	-3%
Services and Consulting	1,800,030	1,414,498	27%
Total revenues	$4,543,879	$4,255,036	7%

For the first three quarters of 2021, there was a 7% overall increase in revenues. The increase was driven by new revenues being recorded after delays in receiving “notices to proceed” for anticipated new contracts earlier in the year pushed delivery dates into the second half of this year. There was a slight decrease in revenue from systems which was more than offset by a 27% increase in services revenue, most of which is recurring in nature. The Company is focusing on increasing its business from services and the increase is the result of new contracts for existing and new systems. This trend is expected to continue into 2022. While anticipated orders continue to be delayed, we are encouraged by the breadth and scope of recent bids in which we have participated, indicating an expected increase in orders in the fourth quarter. As previously discussed, management cautions that because of the delays in anticipated start dates, certain installations may produce revenues towards the end of the year, some of which may ultimately be recorded in 2022. Additionally, although the industries in which we operate are showing early signs of recovery from the delays as a result of the Covid-19 pandemic, other macro-economic effects are anticipated to impact us, including the current supply chain issues which are extending deadlines for shipment of key components used in our technology systems. The effect of this will be to push revenue recognition later in the year or into 2022 as previously mentioned.

The Company’s stable capital structure continues to allow us to weather the unexpected delays without significant operational impact and enables us to pursue large projects requiring the ability to deploy major resources. It should be noted that the Company may increase its working capital to account for an increase in pre-contract procurement activities to avoid a slowdown in revenues caused by delays in receiving certain components. The Company undertook a major review of operations in the final quarter of 2020 and made significant changes in staffing including additional engineering staff and revamping its software development and Artificial Intelligence staffing. Although in early 2021 the Company implemented a “rapid development” initiative which was intended to be able to respond to market driven demand more quickly, this effort has been somewhat negated by ongoing supply chain issues. Where this effort has shortened delivery times on major projects and was expected to result in significant revenue growth in the last six months of this year and beyond, the previously discussed supply chain issues have not allowed the anticipated benefits to be realized at this time. The Company is monitoring the situation and is intending to begin procuring materials ahead of contract award although this is likely to require an increase in working capital in the early part of 2022.

In 2020, the Company received a large ($2+ million) contract for AI related development from a large client which is expected to add revenues in the fourth quarter of 2021 or early 2022. Revenues from this initiative have been delayed due to another vendor of the client experiencing delays in producing certain deliverables. The Company is assisting the client with resolving this and is expecting revenues from this project to resume in the last quarter of the year. The Company also expects to continue the growth with new revenue from other existing customers which also will be coming on-line in the next several months. As previously noted, the slight decrease in technology systems revenues was offset by an increase in services revenue as the result of new maintenance contracts being established as well as renewals of existing contracts and a shift to the next generation of technology systems which are currently being installed. The services portion of revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from existing customers which will be coming on-line in the next several months.

Cost of Revenues

	For the Nine Months Ended
	September 30,
	2021	2020	% Change
Cost of revenues:
Technology systems	$4,979,667	$3,390,211	47%
Services and consulting	986,757	827,532	19%
Overhead	1,754,731	752,421	133%
Total cost of revenues	$7,721,155	$4,970,164	55%

Cost of revenues increased by 55% for the nine months in 2021 over the equivalent nine months in 2020. This is the result of increased costs of deployment related to certain installations where new technologies were being deployed for the first time. Costs for services and consulting increased at a proportionate, albeit slightly slower rate, than the increase in revenues and this trend is expected to continue as certain economies of scale become evident late in the year and continue into 2022. Overhead more than doubled for the period reflecting higher costs for staffing current and anticipated projects although this rate of increase is expected to flatten in the fourth quarter of 2021 and beyond.

Gross Margin

	For the Nine Months Ended
	September 30,
	2021	2020	% Change

Revenues	$4,543,879	$4,255,036	7%
Cost of revenues	7,721,155	4,970,164	55%
Gross margin	$(3,177,276)	(715,128)	344%

As previously discussed, the Company has revamped its operations to support an anticipated increase in the number of new systems going forward. The resultant additional cost of revenues, while somewhat offset by decreases in SG&A expenses, is not yet covered by a comparable increase in revenues during the first nine months of 2021. The overall negative gross margin of $3,177,276 versus the comparable period in 2020 which was a negative $715,128 on a like for like basis, was the result of technology systems revenues during the first nine months of 2021 being lower than anticipated for reasons related to delays in contract award and supply chain issues. Although we anticipate an improvement in the overall gross margin for the full year reporting in 2021, with much of those improvements coming in the fourth quarter of 2021, we continue to be cautious about the outlook until we observe that the issues previously discussed, have abated. Certain macro-economic factors including the current supply chain issues previously identified could delay that improvement into 2022.

Operating Expenses

	For the Nine Months Ended
	September 30,
	2021	2020	% Change
Operating expenses:
Sales and marketing	$1,024,872	$435,522	135%
Research and development	197,164	77,179	155%
Administration	2,817,949	4,993,985	-44%
Total operating expense	$4,039,985	$5,506,686	-27%

Operating expenses were lower by 27% than the equivalent period in 2020 reflecting the decrease in resources related to the Company’s transition to production from the previous research and development focus. Sales and marketing expense increased due to additional resources focused on growing and supporting the Company’s projected sales increase. Sales personnel are starting to travel with the gradual easing of restrictions due to the Covid-19 pandemic. Research and development expenses increased with a renewed focus on developing key technologies, notably in the areas of machine learning and artificial intelligence. Administration expenses decreased mostly due to staff re-alignment. These decreases are expected to substantially offset the increased costs allocated to technology systems implementations with potential gains coming with an anticipated increase in new contracts in 2022.

Loss From Operations

The loss from operations for the nine months ended September 30, 2021 was $7,217,261 and the loss from operations for the same period in 2020 was $6,221,814. The 16% increase in loss from operations was mostly due to the slight decrease in revenue for the period and much lower than usual gross margin for the nine-month period ended September 30, 2021.

Interest Expense

Interest expense for the nine months ended September 30, 2021 was $16,580 and the interest expense for same period in 2020 was $133,435. The decrease is related to the Company’s largely debt free capital structure.

Other Income

Other income for the nine months ended September 30, 2021 and 2020 was $1,424,501 and $33,732, respectively. The increase in other income is due to the forgiveness on the PPP Cares Act Loan as well as a higher balance in the money market banking account for the first nine-month period in 2021.

Net Loss

The net loss for the nine months ended September 30, 2021 and 2020 was $5,809,340 and $6,321,517, respectively. The 8.1% decrease in net loss is mostly attributed to the impact of the Cares Act PPP loan forgiveness. Net loss per common share was $1.63 and $1.95 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of September 30, 2021, the Company has a working capital deficit of $160,000 and a net loss of $5,809,340 for the nine months ended September 30, 2021.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(5,522,668)	$(4,223,911)
Net cash used in investing activities	(310,776)	(224,586)
Net cash provided by financing activities	4,122,315	8,508,830
Net increase (decrease) in cash	$(1,711,129)	$4,060,333

Net cash used in operating activities for the nine months ended September 30, 2021 was $5,522,668 and net cash used during the same period of 2020 was $4,223,911. The increase in net cash used in operations for the nine months ended September 30, 2021 was the result of higher expenditures related to current projects as previously discussed as well as expenditures related to future project execution in anticipation of new projects starting in the fourth quarter of 2021. In addition, there are several changes in assets and liabilities compared to the previous period that decreased the use of cash in operations. Notable changes are an increase in deferred revenue as the result of an increase in pre-paid service contracts offset by decreases in contract liabilities and lease obligations. The effects of other changes were largely neutral.

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 were $310,776 and $224,586, respectively, representing an increase in investments in various fixed assets during the first half of 2021 related to new technology offerings and preparation for the anticipated new project starts in the fourth quarter of 2021 and 2022.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $4,122,315 and for the same period of 2020 was $8,508,830. Cash flows provided by financing activities during the nine-month period in 2020 were primarily attributable to a significant capital raise undertaken during that period in conjunction with listing on the Nasdaq Capital Market. Cash flows from financing activities during the first nine months of 2021 were primarily attributable to the issuance of Series C Convertible Preferred Stock for $4,500,000. These activities created sufficient cash and positive working capital including a reserve allowing us to operate through 2021 in anticipation of projected business which alleviated the previous substantial doubt related to a going concern and the need for a going concern risk disclosure. Due to the ongoing delays in both procuring new business through the third quarter and the associated supply chain issues that arise when execution is required, the Company now anticipates that substantial doubt may now exist and the requirement for a going concern risk disclosure at this time.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2021, we have funded our operations through a combination of a recent capital raise, revenues generated, and cash received from ongoing project execution and associated maintenance revenues. As of November 11, 2021, we had cash on hand of approximately $797,000, including $253,000 of uncollected cash. We have approximately $135,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Our current capital and revenues are no longer enough to fund operations for at least the next 12 months. The Company cannot currently quantify the uncertainty related to the pandemic and its effects on the business in the coming quarters. Additional factors may emerge including delays in the availability of certain components which may further delay the completion of current and anticipated technology systems installations. This will be partially offset by the addition of new service contracts that started in 2021.

Demand for our products and services will be dependent on, among other things, continuing market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature and are currently impacted by the Covid-19 pandemic and emerging supply chain issues for key components. In as much as a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations may continue to be adversely affected by this situation as well as the potential for a prolonged recessionary period.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $5,809,340 for the nine months ended September 30, 2021. During the same period, net cash used in operating activities was $5,522,668. The working capital deficit and accumulated deficit as of September 30, 2021 were $160,000 and $45,297,490, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the first quarter of 2020 (the “2020 Offering”) and a further capital raise in the first quarter of 2021.

Upon completion of the 2020 Offering, management raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. Since the advent of the Covid-19 pandemic, the Company has experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients. We continue to be successful in identifying new business opportunities and are focused on re-establishing a backlog of projects. Most importantly, the Company’s success in increasing its working capital surplus after receiving proceeds from the 2020 Offering of more than $8,200,000 and more recently, in the first quarter of 2021, receiving net proceeds of $4,500,000 from the issuance of Series C Preferred Stock to two large shareholders, gave us the capital required to fund the fundamental business changes that we undertook in the last quarter of 2020, further changes in the second quarter of 2021 and maintenance of our business strategy overall. In addition, the Company was successful in securing a loan of $1,410,270 during the second quarter of 2020 from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. This loan was forgiven in the first quarter and leaves the Company essentially debt free. Management has been taking and continues to take actions including, but not limited to, elimination of certain costs that did not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During the first nine months of 2021, management has taken further significant actions including reorganizing our engineering and technical teams and selectively improving organizational efficiency to effectively grow the business as the expected order flow resumes late in 2021 and 2022.

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts have put a strain on our cash reserves and that because of these factors, there is substantial doubt for the Company to continue as a going concern for a period of twelve months from the issuance of this report. We were executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations. Due to the various delays encountered, Management evaluated our requirements in the past 90 days and has determined that the Company currently has sufficient cash to operate for the next six months. As part of its evaluation, the Company has determined that the previously sufficient levels of working capital must be bolstered in order to allow the Company to execute its growth plans with identified business expected to be executed in 2022. As previously noted, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue, and attain consistently profitable operations. Although the current global pandemic related to the coronavirus (Covid-19) has affected our operations, we now believe that this is expected to be an ongoing issue and that our working capital assumptions must now reflect this new reality. The Company cannot currently quantify the uncertainty related to the pandemic and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least six months from the date of this report.

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

Determining Fair Value Under ASC 718-10

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly subjective variables.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

DUOS TECHNOLOGIES GROUP, INC.
Date: November 15, 2021	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: November 15, 2021	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

