Form 10-K
period 2021-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2022-03-31
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-55497

———————

DUOS TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	65-0493217
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

7660 Centurion Parkway, Suite 100

Jacksonville, Florida 32256

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on June 30, 2021, was $36,835,577. As of March 28, 2022, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 6,088,019.

Documents Incorporated by Reference: None.

DUOS TECHNOLOGIES GROUP INC.

2021 FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding our business plans, the ability to raise working capital and expectations as to market acceptance of our products. Forward-looking statements involve risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern, our ability to generate sufficient cash to continue and expand operations, the competitive environment generally and in our specific market areas, changes in technology, the availability of and the terms of financing, changes in costs and availability of goods and services, economic conditions in general and in our specific market areas, changes in federal, state and/or local government laws and regulations potentially affecting the use of our technology, changes in operating strategy or development plans and the ability to attract and retain qualified personnel. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions may prove to be incorrect. Our actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report, except as may be required by law.

ii

PART I

Item 1. Business.

Our Corporate History

Information Systems Associates, Inc. (“ISA”). was incorporated in Florida on May 31, 1994. Our original business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech™”) for the purposes of executing a merger between the two organizations (also known as a “reverse triangular merger”). Incorporated under the laws of Florida on November 30, 1990, duostech™ operated in various industry segments, specializing in the design, development and deployment of proprietary technology applications and turn-key engineered systems. This transaction was completed on April 1, 2015, whereby duostech™ became a wholly owned subsidiary of ISA. After the merger was completed, ISA changed its corporate name to Duos Technologies Group, Inc (together with its subsidiaries, “Duos,” “we,” “us” or the “Company”). The Company, based in Jacksonville, Florida, oversees its wholly owned subsidiary, duostech™ which employs approximately 68 people and is a technology company which designs, develops, deploys and operates intelligent technology solutions with a focus on software applications and artificial intelligence (“AI”). The company has a strong portfolio of intellectual property. The Company’s headquarters are located at 7660 Centurion Parkway, Suite 100, Jacksonville, Florida 32256 and main telephone number is (904) 296-2807.

Overview

The Company, operating under its brand name duostech, designs, develops, deploys and operates intelligent technology solutions for inspecting and evaluating moving objects. Its technology focus is within the Vision Technology market sector and, more specifically, the Machine Vision subsector. Machine Vision companies provide imaging-based automatic inspection and analysis for process control for industry with potential expansion into other markets. Duos has developed key technologies over the past several years in software, industry specific hardware and artificial intelligence and has demonstrated industrial strength usability of its systems supporting rail, logistics and intermodal businesses that streamline operations, improve safety and reduce costs. Our employee team include engineering subject matter expertise in hardware, software, and information technology as well as industry specific applications of artificial intelligence also referred to as Expert Artificial Intelligence.

Duos is currently developing industry solutions for its target markets which will address rail, trucking, aviation and other vehicle-based processes. Duos initial offering, the Railcar Inspection Portal (RIP), provides both freight and transit railroad customers and select government agencies the ability to conduct fully automated railcar inspections of trains while they are moving at full speed. The RIP utilizes a variety of sophisticated optical, laser and speed sensors to scan each passing railcar to create a high-resolution image-set of the top, sides and undercarriage. These images are then processed with our edge data center using artificial intelligence (AI) algorithms to identify safety and security defects on each railcar. The algorithms are developed in conjunction with industrial application experts, in this case Railcar Mechanical Engineers, to provide specific guidance in the analysis (“human in the loop”). Within minutes of the railcar passing through the RIP, a detailed report is sent to the customer where they are able to action identified issues. This solution has the potential to transform the railroad industry by increasing safety, improving efficiency and reducing costs. The Company has already deployed this system with several Class 1 railroads and anticipates an increased demand from transit and other railroad customers along with selected government agencies that operate and/or manage rail traffic. The Company has deployed RIPs in Canada, Mexico and the United States and anticipates expanding this solution into Europe and Australia in coming years.

The Company has also developed the Automated Logistics Information System (ALIS) which automates gatehouse operations where transport trucks enter and exit large logistics and intermodal facilities. This solution incorporates a similar set of sensors, data processing and artificial intelligence to streamline the customer’s logistics transactions and tracking and can also automate the security and safety inspection if called for. The Company has already deployed this system with one large North American retailer and anticipates increased demand from other large retailers, railroad intermodal operators and select government agencies that manage logistics and border crossing points. The Company is evaluating other solutions for moving vehicles including aircraft, which could provide similar benefits in terms of safety and efficiency for required inspections as part of an operations process.

We have developed two proprietary solutions that operate our software and artificial intelligence. centraco® is an Enterprise Information Management Software platform that consolidates data and events from multiple sources into a unified and distributive user interface. Customized to the end user’s Concept of Operations (CONOPS), it provides improved situational awareness and data visualization for operational objectives compared to traditional manual inspections. truevue360™ is our fully integrated platform that we utilize to develop and deploy Artificial Intelligence (AI) algorithms, including Machine Learning, Computer Vision, Object Detection and Deep Neural Network-based processing for real-time applications. As an adjunct to these two platforms, the Company also has developed two other concepts which integrate with:

1.	Bespoke hardware that is used to enhance the results achieved by the installed systems including certain enhanced vision and lighting technology to improve image capture and speed normalization to provide consistent image quality which is critical for artificial intelligence algorithms to operate with a high level of accuracy.

2.	Integrated specific application expertise necessary to increase the level of precision in terms of anomaly detection resulting in lower levels of “false positives” in any specific detection situation.

These two concepts have been developed and enhanced over the last 12-months and are expected to open up other opportunities for the Company to provide revenue producing products and solutions with potentially high market acceptance.

During the year the Company ended support of its IT Asset Management (ITAM) solution which cataloged results for data center asset inventory and audit services. We are currently evaluating using our current operations experience within “edge data centers” (as deployed for our Railcar Inspection Portal) to drive additional revenues within other markets requiring this type of solution although no specific offering has been developed at this time.

The year 2021 brought significant challenges, changes and opportunities for our business that will be discussed in greater detail later in this report. They include:

•	Responding to the COVID-19 pandemic beginning in first quarter, 2020 and which continues as of this report.

•	The delay of new orders from existing customers beginning in first quarter, 2020 with a restart being expected in first quarter 2022.

•	Overhauling the Engineering, Software, and Information Technology units including the appointment of Jeffrey Necciai as the Company’s Chief Technology Officer (“CTO”).

•	Addition of Mr. Edmond Harris, former COO of CSX and CN, to our Board of Directors in fourth quarter, 2020 and the addition of Mr. Craig Nixon to the Board of Directors in July of 2021

duostech™

Over the past 10 years, the Company has developed a series of industry specific technologies some of which are described below.

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

Under current practice, inspections are conducted manually, a very labor intensive and inefficient process that only covers a select number of inspection points and can take several hours per train. We believe our Railcar Inspection Portal has the potential to reduce this inspection to minutes while the train is moving at speed improving safety, reducing dwell time and optimizing maintenance.

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

Currently, three Class 1 railroads starting to use our rip® technology with one of those railroads broadly deploying the technology across its network. The ultimate objective is to change inspection regulations that would allow replacement of the current manual inspection (in the yard) with our fully automated process.

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

Automated Gate Operation alis™ deployed at nine Kohl’s distribution centers

Markets

We believe the opportunity for our Rail Inspection Portal business is substantial and our number one priority at this time. We are currently providing this solution to three of seven Class 1 railroad operators with 10 systems already deployed. Because of our early leadership position, we have been able to accumulate experience and intellectual property that we believe would be time consuming and expensive for a new competitor to replicate. Furthermore, we believe we have the ability to upgrade and scale our solutions with additional technologies in the future. We believe that the current market for our technologies is substantial. At the same time, we recognize that the technology life cycle is fast and evolving. Potential competitors could move into this sector, and it is possible that some Class 1 railroads could develop their own solutions that limit our total addressable market.

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

Patents and Trademarks

The Company holds a number of patents and trademarks for our technology solutions. We protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with all of our employees and contractors, and confidentiality agreements with third parties. We also actively engage in monitoring activities with respect to infringing uses of our intellectual property by third parties.

Specific Areas of Competition

One of our primary commercial goals is to develop innovative technology solutions and target potential “greenfield” market spaces in order to maximize our business footprint and give us the ability to help define the market parameters for the future.

With regards to our Railcar Inspection Portal (RIP), we believe that we are the most advanced technology currently focused on 360-degree inspections of railcars and have limited direct competition domestically or globally.  There are several companies that do provide visual and optical (laser) based imaging systems, but they are specifically designed to focus on a single aspect of a railcar whereas our latest RIP will identify 50+ inspection points on each car.  This is not to be confused with track inspection technologies, where we do not compete. We are not aware of any other company, that creates images of the entire car from multiple perspectives and with many different inspection points.  Other companies that participate in the visual and optical (laser) based railcar inspection systems market include Trimble Rail Solutions/Beena Vision and KLD Labs, both primarily focused on wheel and brake inspections and the Class 1 railroads themselves developing “in-house” solutions.

Our Automated Logistics Information System (ALIS) also represents an opportunity to expand into a mature market that we believe has a significant technology gap.  While most facilities, such as distribution centers, that process commercial trucks in and out have sophisticated software management applications for logistics control, they have most often not implemented an advanced gatehouse automation solution.  Historically, this category was referred to as “Automated Gate Systems” or AGS.  The purpose of AGS technology is to streamline entry in to and exit out of facilities.  The marketplace for this was mostly seaports and intermodal transfer facilities and was relatively expensive technology to deploy.  We identified a market gap with regards to distribution facilities that all currently utilize manual processes and heavy staffing to accomplish commercial truck entry and exit.  The barrier to entry for distribution centers was predominately “cost”, as well as the requirement for a different set of logistics management software and tools.  The current competition includes Nascent with a primary focus on seaports and intermodal transfer facilities.

Our Growth Strategy

Vision

The Company designs, develops, deploys and operates intelligent technology solutions for inspecting and evaluating moving objects. Its technology focus is within the Machine Vision market which offers imaging-based automatic inspection and analysis for process control for industry with potential expansion into other markets.

Objectives

•	Improve our operational and technical execution, customer satisfaction and implementation speed.
•	Expand Rail Inspection Portal and Automated Logistics Information System with current and future customers in Rail, Logistics and U.S. Government sectors.
•	Offer both CAPEX and OPEX pricing models that seek to increase recurring revenue and improve profitability.
•	Form strategic partnerships that improve market access and credibility.
•	Improve policy, processes, and toolsets to become a viable platform for internal growth and for mergers and acquisitions.
•	Thoughtfully execute mergers and acquisitions once the business is more mature and profitable to expand offerings and/or capabilities.
•	Promote a performance-based work force where employees enjoy their work and are incentivized to excel and innovate.

Organic Growth

Our organic growth strategy is to continue our focus and prioritization in the rail, logistics and intermodal market space. In this regard, the Company has made significant changes in the senior management team to include a new Chief Executive Officer who has years of experience successfully leading start-up and turn-around companies. In addition, the former divisional COO who has 20 years of experience with the Company delivering technology into rail, logistics, intermodal, and other industries, has been promoted to Chief Commercial Officer (CCO) of our wholly owned subsidiary, duostech. We have also hired a divisional Chief Operating Officer (COO) with a strong background in operations in multiple former assignments. The Company’s CFO will continue in the same role providing continuity and multiple years of public company experience. The Company’s Board of Directors is being strengthened with the addition of a retired Chief Operating Officer for a Class 1 railroad with more than 50 years of experience in the rail industry. The shareholders also approved the appointment of our CEO to the Board of Directors.

The new leadership team’s focus is to improve operational and technical execution which will in turn enable the commercial side of the business to expand RIP and ALIS delivery into existing customers. Even though the COVID-19 pandemic is expected to still be an issue during 2022, the Company’s primary customers have indicated readiness to order more equipment and services based upon the Company’s current performance.

Additionally, the CEO has directed that the Company make engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA) and Association of American Railroad (AAR) standards. Similar upgrades are also being developed to improve the ALIS system.

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

For 2022 and possibly beyond, we expect to face significant challenges with macro-economic impacts, specifically inflation and supply chain disruption. Although these started to be identified in late 2021, we believe they are manifesting themselves in ways that could hinder our business growth in the future. Specifically, the ability to source key components and certain implementation services will dictate just how quickly the Company can meet desired installation deadlines. In the industries in which we operate, the time from concept to contract can be substantial. Although we are now adapting to these challenges, previous bids that have been submitted could be challenging to execute within the financial framework and execution times originally envisaged. We continue to have dialogue with our customers regarding potential price increases and implementation delays, but we may suffer some economic impacts as a result of this. Revenue recognition could be delayed as result of these factors and profitability could be impacted due to higher costs for materials and other services. The Company will continue to monitor the situation and update shareholders as the situation unfolds.

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

The Company’s primary customers are all governed by regulations related to the safe and effective transportation of goods, primarily by rail, but in future scenarios by Air, Road and Sea. While changes in the regulatory environment could impact the Company in future years, we review potential changes in the regulatory environment and maintain contact with key personnel at certain agencies including the Federal Railroad Administration (FRA), Transportation Safety Agency (TSA) as well as the DHS previously mentioned. We expect to develop similar relationships with governmental agencies in target market both in the US and internationally. At this time, we believe our offerings are complementary with the current and evolving standards and that we will adapt to any new regulations as they are promulgated.

Employees

We have a current staff of 68 employees of which 60 are full-time, the majority of which work in the Jacksonville area, none of which are subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

We may be adversely affected by the effects of inflation and supply chain disruption

Our business operates in an environment of long bid to contract award cycles. Our customer’s bid requirements are such that firm pricing is expected on much or all of our proposal and as such we must commit to certain commercial terms and conditions such as pricing. In addition, the Company hires employees and contractors to perform most (if not all) of the work required to complete a contract. We are beginning to experience the impacts of inflation upon previously forecasted costs including employees that require higher salaries, contractors demanding higher prices for jobs and higher costs for materials necessary to complete contracts. While we endeavor to charge additional costs to our customers, in some cases this may not be possible contractually and as a result our profitability may suffer as a result. Although we anticipate these effects to be mitigated in the long term, we cannot be assured that this will be possible in all or any instances and as such our revenue, profitability and growth prospects may suffer as a result of this.

Current supply chain issues are extending deadlines for shipment of key components used in our technology systems. The effect of this may be to delay revenue recognition. We have also experienced and may in the future experience disruptions to our business operations resulting from lack of materials availability, delays in securing key components such as video cameras requiring certain computer chips, and other material and personnel shortages that may impact our ability to implement our products and services in a timely manner or meet required milestones or customer commitments.  In addition, higher costs for travel may adversely impact our business, financial condition, operating results and cash flows.

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

Our accumulated deficit was approximately $45 million as of December 31, 2021. Our operating losses may continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until our revenues and margins increase at a rate greater than our expenses, which may not occur.

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

For the year ended December 31, 2021 one customer accounted for 83% of revenues. For the year ended December 31, 2020, two customers accounted for 45% and 23% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period. Each of the customers referenced has the following termination provisions:

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

As of December 31, 2021, two customers accounted for 91% of our accounts receivable. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. Additionally, our largest customer accounted for approximately 83% of our total revenues for the year ended December 31, 2021. This concentration of credit risk makes us more vulnerable economically. The loss of any of these customers could materially reduce our revenues and net income, which could have a material adverse effect on our business.

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

Our common stock is quoted on the Nasdaq Capital Market tier under the symbol “DUOT”. However, there is currently limited active trading in our common stock. Although there are periodic volume spikes from time to time, we cannot give an assurance that a consistent, active trading market will develop. If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate in the future in response to any of the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results

•	Announcements that our revenue or income are below analysts’ expectations

•	General economic downturns

•	Sales of large blocks of our common stock; and

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

You may experience dilution of your ownership interest due to future issuance of our securities.

We are in a capital-intensive business, and we may not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we may require additional funds from future equity or debt financings, including potential sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of shares of common stock into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

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

Item 1b. Unresolved Staff Comments.

None.

Item 2. Properties.

On July 26, 2021, the Company entered a new operating lease agreement of office and warehouse combination space of 40,000 square feet with the lease commencing on November 1, 2021 and ending May 31, 2032 This additional space allows for resource growth and engineering efforts for operations before deploying to the field. The rent for the first twelve months of the term will be calculated as rentable base space on 30,000 square feet. The rent is subject to an annual escalation of 2.5%, beginning December 1, 2022. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. The Company has applied the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”) in the fourth quarter of 2021.

The Company now has a total of office and warehouse space of 40,000 square feet.

Rental expense for the office lease during 2021 and 2020 was $414,085 and $279,975, respectively.

Item 3. Legal Proceedings.

From time to time, we may be involved in claims that arise during the ordinary course of business. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

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

Series A Redeemable Convertible Preferred Stock

Our board of directors has designated 500,000 of the 10,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock. As of December 31, 2021, we have no shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

Our board of directors has designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock.

Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise. Holders of Series B Convertible Preferred Stock will vote on an as converted basis on all matters on which the holders of common stock are entitled to vote, subject to beneficial ownership limitations. As of December 31, 2021 and 2020, respectively, there are 851 and 1,705 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

Series C Convertible Preferred Stock

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”), and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. As of December 31, 2021, there are 2,500 shares of Series C Convertible Preferred Stock issued and outstanding.

Under the Purchase Agreement, the Company was required to hold a meeting of shareholders at the earliest practical date, and such meeting occurred on July 15, 2021. Nasdaq Marketplace Rule 5635(d) limits the number of shares of common stock (or securities that are convertible into common stock) without shareholder approval and the terms of the Series C Convertible Preferred Stock limit its convertibility to a number of shares less than the 20% limit, until the Stockholder Approval is obtained. The Company obtained shareholder approval (the “Stockholder Approval”) in order to issue shares of common stock underlying the Series C Convertible Preferred Stock at a price less than the greater of book or market value which equal 20% or more of the number of shares of common stock outstanding before the issuance.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company filed with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series C Convertible Preferred Stock are convertible. The Company caused the registration statement to be declared effective on June 3, 2021. The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

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

Approximate Number of Equity Security Holders

As of March 28, 2022, there were approximately 286 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Capital Market on March 28, 2022 was $5.85 per share.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2021 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6.

Reserved

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, the Company does not intend to update any of the forward-looking statements.

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

Plan of Operation

The Company’s growth strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and strategic acquisitions where appropriate. The Company provides its broad range of technology solutions with an emphasis on the Vision Technology market sector and, more specifically, the Machine Vision subsector. Machine Vision companies provide imaging-based automatic inspection and analysis for process control for industry with potential expansion into other markets. Duos is currently developing industry solutions for its target markets which will address rail, trucking, aviation and other vehicle-based processes. Duos initial offering, the Railcar Inspection Portal (RIP), provides both freight and transit railroad customers and select government agencies the ability to conduct fully automated railcar inspections of trains while they are moving at full speed.

Specifically, based upon the current and anticipated business growth, the Company is investing in resources to focus on execution within its target markets. We continue to evaluate key requirements within those markets and add development resources to allow us to compete for additional projects to drive additional revenue growth.

Prospects and Outlook

The Company made significant changes to its senior management team in 2020 and further changes in 2021 to improve operational effectiveness. In addition to new “C” level personnel, the Company replaced its software and AI team with stronger talent including promoting one of the senior leaders to the position of Chief Technology Officer. The Company’s Board of Directors was strengthened with the addition of two very experienced leaders. The first is a retired Chief Operating Officer for a Class 1 railroad with more than 50 years of experience in the rail industry. The second is a retired Army General Officer and former CEO of a large, global security and training company contracting with multiple U.S. Government Agencies.

The new leadership team’s focus is to improve operational and technical execution which will in turn enable the commercial side of the business to expand our product set into existing customers and to expand and diversify our current customer base. The issues surrounding COVID-19 are expected to diminish over the course of 2022 and the Company’s primary customers have indicated readiness to order more equipment and services should the Company execute as expected on key deliverables over the next few months.

Additionally, the new CEO has directed that the Company make engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA), Transport Canada and Association of American Railroad (AAR) standards. The Company is expanding its focus in the rail industry to encompass passenger transportation and is currently in the last stages of a bid for a large, multi-year contract with a national rail carrier. If successful, the Company is expected to deliver at least two RIP solutions along with a long-term services agreement in late 2022 or early 2023.

In addition, the Company is currently investigating other possible market expansion including Aviation, Trucking and Edge Data Centers.

Although the Company’s prospects and outlook are anticipated to be favorable for 2022, investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control and unexpected macro events can have a severe impact on the business.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements included in this report.

For the year ended December 31, 2021 compared to December 31, 2020

The following table sets forth a summary of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended
	December 31,
	2021	2020

Revenues	$8,259,917	$8,039,448
Cost of revenue	10,819,087	7,803,612
Gross margin	(2,559,170)	235,836
Operating expenses	4,897,781	6,870,264
Loss from operations	(7,456,951)	(6,634,428)
Other income (expense)	1,448,050	(113,007)
Net loss	(6,008,901)	(6,747,435)
Net loss applicable to common stock	$(6,008,901)	$(6,747,435)

Revenues

	For the Years Ended
	December 31,
	2021	2020	% Change
Revenues:
Technology systems	$5,871,666	$5,964,801	-2%
Services and consulting	2,388,251	2,074,647	15%

Total revenue	$8,259,917	$8,039,448	3%

For the full year 2021, there was a 3% overall increase in revenues compared to 2020. The increase was driven by new revenues being recorded after lengthy delays in receiving “notices to proceed” for anticipated new contracts earlier in the year pushed delivery dates into the second half of this year and into 2022. There was a slight decrease in revenue from systems which was more than offset by a 15% increase in services revenue, most of which is recurring in nature. The Company is focusing on increasing its business from services and the increase is the result of new contracts for existing and new systems. This trend is expected to continue into 2022. While anticipated orders continue to be delayed, we are encouraged by the breadth and scope of recent bids in which we have participated, indicating an expected increase in orders in the early months of 2022. As previously discussed, management cautions that because of the delays in anticipated start dates, certain installations may produce revenues towards the end of 2022, some of which may ultimately be recorded in 2023. Additionally, although the industries in which we operate are showing early signs of recovery from the delays as a result of the Covid-19 pandemic, other macro-economic effects are anticipated to impact us, including inflation and the current supply chain issues which are extending deadlines for shipment of key components used in our technology systems. The effect of this will be to push some revenue recognition later in the year or into 2023 as previously mentioned. The effects if inflation are not quantifiable at the current time but are beginning to be evident in increased costs for materials and labor and may result in higher costs for project implementation that cannot be wholly or even partially passed on to our customers and thus resulting in delaying our progress towards profitability.

The Company’s capital structure continues to allow us to weather the unexpected delays without significant operational impact and enables us to pursue large projects requiring the ability to deploy major resources. It should be noted that the Company recently increased its working capital to account for an increase in pre-contract procurement activities to avoid a slowdown in revenues caused by delays in receiving certain components. The Company undertook a major review of operations during 2021 and made significant changes in staffing including additional engineering staff and revamping its software development and Artificial Intelligence staffing. Although in early 2021 the Company implemented a “rapid development” initiative which was intended to be able to respond to market driven demand more quickly, this effort has been somewhat negated by ongoing supply chain issues. Where this effort has shortened delivery times on major projects and was expected to result in significant revenue growth in the last six months of the year and beyond, the previously discussed supply chain issues have not allowed the anticipated benefits to be realized at this time. The Company is monitoring the situation and is continuing to procure materials ahead of contract award.

The Company also expects to continue the growth with new revenue from other existing customers which we expect to be coming on-line in the next several months. As previously noted, the slight decrease in technology systems revenues was offset by an increase in services revenue as the result of new maintenance contracts being established as well as renewals of existing contracts and a shift to the next generation of technology systems which are currently being installed. The services portion of revenues are driven by successful completion on projects and represent services and support for those installations. The Company expects to continue the growth with new, long term recurring revenue from existing customers which will be coming on-line in the next several months.

Cost of Revenues

	For the Years Ended
	December 31,
	2021	2020	% Change
Cost of revenues:
Technology systems	$7,151,276	$5,642,880	27%
Services and consulting	1,369,985	1,139,357	20%
Overhead	2,297,826	1,021,375	125%
Total cost of revenues	$10,819,087	$7,803,612	39%

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

In conjunction with this change, increased costs are now being recognized against project and support revenues with a similar reduction in costs previously recognized for research and development, engineering development and internal support. In concert with this, there is a continued focus on construction costs and savings through efficiency, but the Company has elected to expand its key employees in anticipation of expected sales growth in technology systems and services in 2022. As previously discussed in the first quarter of 2021, certain expenses related to installed equipment upgrades were greater than anticipated for a variety of reasons including cost overruns on the first installation of new technologies and certain implementation inefficiencies related to Covid-19 restrictions such as extended quarantines and additional contract staff necessary to complete projects on time. These changes had a negative impact on the gross margin (see below), but this is expected to be a short-term impact, offset by increases in revenue later in 2022. It is also expected to have positive long-term impact as the Company is prepared to deliver a higher number of systems in a given period, with a shorter time of implementation and with better quality and reliability as the operations become standardized in anticipation of expected higher demand for systems, particularly in the rail industry.

Cost of revenues increased on services and consulting versus the increase in revenues on services and consulting. The overall positive trend on service and consulting revenue is expected to continue as more of the Company’s business is from recurring revenue. Costs of service are expected to increase in future years but at a slower rate than revenue growth. The Company focused on streamlining support operations in 2021 and despite the additional resources allocated to these activities in anticipation of higher recurring revenue in 2022 and beyond we expect higher gross margins as the Company grows. As discussed previously, the impact of inflation may negatively affect the costs of revenues such that we may experience higher costs for materials and labor, including higher employee and sub-contractor costs that cannot be passed along in all cases. Management is continuing to monitor this situation and expects to take actions as the full impact of these cost increases is understood. This may take the form of higher prices and continued evaluation of costs to attempt to reduce the overall costs of a system to offset the additional expenses, although this is not assured.

Gross Margin

	For the Years Ended
	December 31,
	2021	2020	% Change

Revenues	$8,259,917	$8,039,448	3%
Cost of revenues	10,819,087	7,803,612	39%
Gross margin	$(2,559,170)	$235,836	-1,185%

As previously discussed, the Company has revamped its operations to support an anticipated increase in the number of new systems going forward. The resultant additional cost of revenues, while somewhat offset by decreases in G&A expenses, was not covered by a comparable increase in revenues as of the third quarter 2021. However, there was an improvement in the fourth quarter of 2021 which is part of an overall improving trend in this area. The overall negative gross margin was $2,559,170 versus 2020 which was a positive $235,836. The small increase in year over year revenues, more than 50% of which came in the fourth quarter is a positive trend. The main reason for the continuing high level of cost is the result of additional development work being necessary on certain of the Company’s more complex installations as well as higher costs of materials due to supply chain disruptions. There was also a significant increase in cost related to the new deployment of an undercarriage technology. Many of these costs were not envisioned by the original scope of work. These higher costs are anticipated to be offset in by higher revenues in 2022 with the net result being a move to a positive gross margin as the business expands. In addition, we anticipate an improvement in the overall gross margin for the full year reporting in 2022, with much of the improvement coming in the second half of the year. As previously discussed, certain macro-economic factors including the current supply chain issues could delay that improvement into 2023.

Operating Expenses

	For the Years Ended
	December 31,
	2021	2020	% Change
Operating expenses:
Sales and marketing	$1,233,851	$717,809	72%
Research and development	251,563	102,219	146%
Administration	3,412,367	6,050,236	-44%
Total operating expense	$4,897,781	$6,870,264	-29%

Overall operating expenses were lower by 29% in 2021 offsetting some of the increased costs previously discussed. A 72% increase in sales and marketing costs was more than offset by a 44% decrease in overall administration costs. This decrease was partially due to the recording of the ex-CEO’s separation agreement during the same period in 2020 and other overall reductions in cost as part of the restructuring of the business. Additionally, certain costs to support the organization as it operated at that time were eliminated as an offset to the increases in operations staff as described previously.

Loss From Operations

The losses from operations for the years ended, December 31, 2021 and 2020 were $7,456,951 and $6,634,428, respectively. The increase in losses from operations during the year was the result of mostly flat revenues, higher cost of sales related to the recent organizational changes and certain cost overruns on the initial deployment of some newly developed systems. The combination of these resulted in negative gross margin for the year, partially offset by lower total operating expenses. The Company previously expected to achieve profitability in the fourth quarter through improvements in gross margin from higher revenues and lower operating costs although the Company did not achieve breakeven as the result of unanticipated additional costs for implementations for certain new complex technologies being installed for the first time. Due to contract and manufacturing delays earlier in 2021, implementation was delayed until late in the year and took place in locations with harsh weather conditions requiring additional staffing. The Company is expecting improvements in operating margins in 2022 although it does not expect to breakeven on an operating basis until 2023 or thereafter depending upon the impacts of supply chain and inflation.

Interest Expense

Interest expense for the years ended December 31, 2021 and 2020 was $20,268 and $150,137, respectively. The reduction in interest expense was primarily due to the Company’s equity financing actions in 2020 reducing or eliminating debt. This was partially offset by interest earned from substantial additional capital held in reserve (see Other Income).

Other Income

Other income for the years ended December 31, 2021 and 2020 was $1,468,318 and $37,130, respectively. The increase is mainly due to the PPP loan forgiveness recorded in the first quarter of 2021.

Net Loss

The net loss for the years ended December 31, 2021 and 2020 was $ 6,008,901 and $6,747,435, respectively. The decrease in net loss is primarily attributable to the effect of the PPP loan forgiveness offset by the increases in project expenses as previously described. Net loss per common share was $1.63 and $2.03 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of December 31, 2021, the Company has a cash balance of $893,720.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Years Ended
	December 31,
	2021	2020

Net cash used in operating activities	$(6,579,378)	$(4,231,439)
Net cash used in investing activities	(552,940)	(287,331)
Net cash provided in financing activities	4,056,938	8,431,621
Net increase (decrease) in cash	$(3,075,380)	$3,912,851

Net cash used in operating activities for the years ended December 31, 2021 and 2020 was $6,579,378 and $4,231,439, respectively. The increase in net cash used in operations for the year ended December 31, 2021 was the result of higher expenditures related to current projects as previously discussed as well as expenditures related to future project execution in anticipation of new projects starting in the fourth quarter of 2021. In addition, there are several changes in assets and liabilities that increased the use of cash in operations including charges related to the new building that the company now occupies including a $600,000 security deposit. Notable changes are an increase in deferred revenue as the result of an increase in pre-paid service contracts offset by decreases in contract liabilities. Additionally, $1,410,270 in funding from the CARES Act PPP loan program plus deferred interest was forgiven. The Company accrued interest in the amount of $648 during 2021 and $10,577 during 2020. The effects of other changes were largely neutral.

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $552,940 and $287,331, respectively. The Company continues to invest in computing and lab equipment as reflected in the increase in 2021.

Net cash provided in financing activities for the years ended December 31, 2021 and 2020 was $4,056,938 and $8,431,621, respectively. Cash flows provided by financing activities during 2021 were primarily attributable to proceeds from the issuance of preferred stock to two shareholders in the amount of $4,500,000.

During 2021, we funded our operations through the sale of our equity (or equity linked) securities, and through revenues generated and cash received from ongoing project execution, services and associated maintenance revenues. As of March 28, 2022, we have cash on hand of approximately $5,700,000. We have approximately $165,500 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on the continuation and expansion of operations and receipt of revenues. Our current capital and revenues are sufficient to fund such expansion although we are now less dependent on timely payments by our customers for projects and work in process, however we expect such timely payments to continue. Material cash requirements will be satisfied within the normal course of business including substantial upfront payments from our customers prior to starting projects. In some limited cases, the Company may elect to purchase materials and supplies in advance of contract award but where there is a high probability of that award. Most, if not all, high value items that are pre-purchased, can be re-purposed if necessary. The maximum amount of material cash requirements not currently supported by up-front customer deposits is expected to be less than $1million.

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

As reflected in the accompanying consolidated financial statements, the Company had a negative working capital of $651,381 and an accumulated deficit of $45,497,051 at December 31, 2021. During the same period in 2020, the Company had a positive working capital of $2,167,058 and an accumulated deficit of $39,488,150. In a previous financial report, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the first quarter of 2022 (the “2022 Offering”).

As previously noted, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue, and attain consistently profitable operations. Although the current global pandemic related to the coronavirus (Covid-19) has affected our operations, particularly in supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the pandemic and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least twelve months from the date of this report. A notable recent success is the approval of the Company for “bonding” in the amount of approximately$8 million for an upcoming major project.

The Company was successful in securing a loan of $1,410,270 during the second quarter of 2020 from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. This loan was forgiven in the first quarter of 2021 and leaves the Company essentially debt free. The Company has also been successful in increasing its working capital surplus after receiving proceeds from the 2021 Offering of $4,500,000 and more recently, in the first quarter of 2022, receiving net proceeds of approximately $5,500,000 from the successful takedown of the Company’s “shelf registration” S3. This gives us the capital required to fund the fundamental business changes that we undertook in the last quarter of 2020, further changes throughout 2021 and maintenance of our business strategy overall. In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During 2021, management took further significant actions including reorganizing our engineering and technical teams and selectively improving organizational efficiency to effectively grow the business as the expected order flow resumes in 2022. Upon completion of the 2022 Offering, management has raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. Since the advent of the Covid-19 pandemic, the Company has experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients. We continue to be successful in identifying new business opportunities and are focused on re-establishing a backlog of projects.

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, recent events including a $5.5M injection of funds from a sale of securities, significant recent orders and the overall stabilization of the business indicate that there is no longer substantial doubt for the Company to continue as a going concern for a period of twelve months from the issuance of this report. We continue executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations for 2022 although we may do so to fund selective opportunities that may arise. Management has extensively evaluated our requirements for the next 12 months and has determined that the Company currently has sufficient cash to operate for at least that period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-35 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There are no reportable events under this item for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9b. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a list of our executive officers and directors. All directors serve one-year terms or until their successors are duly qualified and elected or his earlier resignation, removal or disqualification. The officers of the Company are elected by the Board.

Name	Age	Position
Charles P. Ferry	56	Chief Executive Officer, Director
Adrian G. Goldfarb	64	Chief Financial Officer
Connie L. Weeks	64	Chief Accounting Officer
Kenneth Ehrman(1)	51	Chairman
Edmond L. Harris(2)	72	Director
Ned Mavrommatis(3)	51	Director
James Craig Nixon (4)	62	Director

———————

(1)	Chairman of the Board, member of the Compensation Committee, Corporate Governance and Nominating Committee and Audit Committee.
(2)	Chairman of the Corporate Governance and Nominating Committee, member of the Audit Committee.
(3)	Chairman of the Audit Committee, member of the Compensation Committee.
(4)	Chairman of the Compensation Committee, member of the Corporate Governance and Nominating Committee.

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

Kenneth Ehrman, Chairman

Mr. Ehrman joined the Board on January 31, 2019. He was elected as Chairman of the Board in November 2020 and is a member of the Audit, Compensation and Corporate Governance and Nominating Committees. He currently serves as an independent consultant to several high-technology companies in supply chain/logistics and transportation. Mr. Ehrman advises technology companies focused on solutions for these industries and joins the Company with a strong background in technology. As an innovator in intelligent machine-to-machine (“M2M”) wireless technology and industrial applications of the Internet of Things (“IoT”), Mr. Ehrman has been awarded more than 20 patents in wireless communications, mobile data, asset tracking, power management, cargo and impact sensing, and connected car technology. Mr. Ehrman previously served as Chief Executive Officer of I.D. Systems, Inc. (“IDS”), a company he founded in 1993 as a Stanford University engineering student, pioneering the commercial use of radio frequency identification (“RFID”) technology for industrial asset management. Under Mr. Ehrman’s leadership, IDS began trading on the NASDAQ in 1999 and was named one of North America’s fastest growing technology companies by Deloitte in 2005, 2006, and 2012. During his tenure at IDS, Mr. Ehrman received multiple awards, including Deloitte Entrepreneur of the Year and Ground Support Worldwide Engineer/Innovator Leader. Mr. Ehrman resigned from I.D. Systems in November 2016. He also served on the Board of Financial Services, Inc. from 2012 to 2016 before it was successfully sold to a large financial software company.

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

Ned Mavrommatis, Director

Mr. Mavrommatis joined the Board on August 13, 2018 and serves as Chairman of the Audit Committee and a member of the Compensation Committee.. Mr. Mavrommatis has served as Chief Financial Officer of PowerFleet, Inc. ("PowerFleet") since October 2019. PowerFleet is a global leader and provider of subscription-based wireless IoT and M2M solutions for securing, controlling, tracking, and managing high-value enterprise assets such as industrial trucks, tractor trailers, containers, cargo, and vehicles and truck fleets. From August 1999 until October 2019, he served as Chief Financial Officer of IDS. Mr. Mavrommatis serves on the Board of PowerFleets' wholly owned subsidiary PowerFleet Israel and is also the Managing Director of PowerFleets’ wholly owned subsidiaries, PowerFleet GmbH and PowerFleet Systems Ltd.

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

James Craig Nixon, Director

Mr. Nixon joined the Board on July 15, 2021 and serves as Chairman of the Compensation Committee and a member of the Corporate Governance and Nominating Committees. Brigadier General Craig Nixon (Ret.) is a combat decorated, special operations soldier. Over a 29 - year Army career, Brigadier General Nixon served in a wide range of assignments including seven tours in special operations units including assignments as the Commander, 75th Ranger Regiment and Director of Operations for Joint Special Operations Command (JSOC) and US Special Operations Command. He is a combat decorated soldier whose awards include the Distinguished Service Medal, Silver Star, three Bronze Stars, and the Purple Heart.

After retiring from the Army in 2011, he was an original Partner at McChrystal Group, helped create a highly successful leadership consulting company and led their engagements with a number of technology focused Fortune 500 companies. In 2013 he became the CEO for ACADEMI and over three years through a combination of organic growth and acquisitions built Constellis Group, a global leader in security and training with over 10,000 employees in 30 countries. During his tenure Constellis tripled in revenue to over $1 billion annually and saw a fivefold increase in EBITDA. Mr. Nixon is founder and CEO of Nixon Six Solutions from January 2016 until present, a consulting firm focusing on growth and market entry strategy, leadership, and mergers & acquisitions. He is on a number of government and technology boards and is also a frequent speaker on geopolitics, leadership, and veterans’ challenges.

Brigadier General Nixon is a graduate of Auburn University and has earned master’s degrees from the Command and Staff College and the Air War College. He is a decorated retired General Officer, successful entrepreneur, and passionate supporter of veteran non-profit organizations. He was selected for the Ranger Hall of Fame and Auburn University at Montgomery Top Fifty Alumni in 2017.

The Board believes that Mr. Nixon’s extensive military and management experience and familiarity with technology industries make him ideally suited to help lead the Company towards excellence in operations and strategic planning.

Key Employees

Wm. Scott Carns, Chief Commercial Officer, Operating Subsidiary Duos Technologies, Inc.

Mr. Carns is Chief Commercial Officer for the operating subsidiary, Duos Technologies Inc., and is responsible for overseeing and managing day to day commercial operations. He is also directly responsible for account management of Duos’ major accounts. Mr. Carns is an original founding employee of Duos Technologies and has spent over 20 years with the organization in a variety of roles. In this current position, he is responsible for the development and execution of Duos’ growth strategy and expansion. His management and capabilities provide leadership and direction to the entire organization. Mr. Carns has extensive experience in the information technology industry. He works with Duos’ major clients to develop and create solutions to meet their operational challenges. He is a co-inventor of the Company’s Train Rider Detection System developed for U.S. Customs and Border Protection which is the predecessor of the Railcar Inspection Portal (RIP) and in use at many Class 1 freight railroads today. Prior to joining Duostech, Mr. Carns worked as the Information Technologies Coordinator for Environmental Capital Holdings, Inc. and was the owner and President of Software Solutions Group, Inc. He served in the United States Army as a Military Police Officer and attended Kansas State University.

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

Jeff Necciai, Chief Technology Officer, Operating Subsidiary Duos Technologies, Inc.

Mr. Necciai brings over 25 years of experience in designing, developing, and delivering value-driven technology solutions across a wide range of industries to Duos. Prior joining Duos in January 2021, Jeff served as the Chief Technology Officer of NASCENT Technology, where he cultivated and led high-performing cross-functional product teams to develop and deliver comprehensive gate automation solutions to rail and maritime terminal customers. Jeff was responsible for the solution design and software architecture for many of the company's innovations, including an advanced OCR and imaging solution, proprietary point-to-point VoIP technology, an automated work queue management system, a line of integrated "smart" outdoor IP-based callboxes, and a comprehensive human-assisted security and surveillance platform. In 2001, Jeff co-founded and served as Lead Systems Architect for Solution Dynamics, which developed remote digital video surveillance products for institutional customers. Jeff is listed on several technology-based patents and has contributed articles for publications such as American Shipper, World Cargo News, and the Journal of Commerce. Jeff holds a Bachelor of Science Degree in Business Administration from Clarion University of Pennsylvania.

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

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2021, were made on a timely basis.

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

Board Composition and Director Independence

Our board of directors currently consists of five members: Mr. Kenneth Ehrman, Mr. Charles P. Ferry, Mr. Edmond Harris, Mr. Ned Mavrommatis, add in Mr. James Craig Nixon. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. Based on such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Ehrman, Mr. Harris, Mr. Mavrommatis and Mr. Nixon are all qualified as independent and none of them have any material relationship with us that might interfere with his exercise of independent judgment.

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

The Chairman of each committee are Ned Mavrommatis, James Craig Nixon and Edmond L. Harris, respectively, all of whom are independent directors within the meaning of the Nasdaq Stock Market rules. Each of the independent Board members also serves on one or more committees as previously disclosed.

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

Our board has determined that Mr. Mavrommatis is currently qualified as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. Mr. Mavrommatis serves as the Chairman of the Audit Committee.

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

Mr. Nixon serves as the Chairman of the Compensation Committee.

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

Item 11. Executive Compensation

The following table sets forth the total compensation received for services rendered in all capacities to our Company for the last two fiscal years, which was awarded to, earned by, or paid to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Options ($)		Other Comp. ($)		Total ($)

Charles P. Ferry, Chief Executive Officer (PEO)	2021	250,000	—		—		—		250,000
	2020	83,333	50,217	(1)	36,293	(2)	—		169,843

Adrian G. Goldfarb,	2021	205,250			—		2,500	(3)	207,750
Chief Financial Officer, Former Director (PFO)	2020	197,750	849		45,632	(4)	7,500	(3)	251,731

Connie L. Weeks,	2021	150,000	—		—		—		150,000
Chief Accounting Officer	2020	150,000	6,667	(5)	45,632	(6)	—		202,299

———————

(1)	Represents $50,000 objectives bonus and $217 additional cash bonus.
(2	Option compensation is the fair market value of 100,000 stock, 5-year options with a strike price of $4.18 and two-year vesting granted to Mr. Ferry as an incentive to join the Company.

For the Years Ended December 31,
	2021	2020
Risk free interest rate	—	0.18% - 0.26%
Expected term in years	—	2.50 – 3.50
Dividend yield	—	—
Volatility of common stock	—	68.00% - 86.24%
Estimated annual forfeitures	—	—

(3)	Comprised of $2,500 annual car allowance in 2021 and $7,500 annual car allowance in 2020
(4)	Represents the full expense for option grants to Mr. Goldfarb during 2020. During the second quarter of 2020, 160,152 incentive stock options previously issued to staff and Directors under the 2016 Equity Incentive plan were cancelled. 310,290 new 5-year options were issued replacing those cancelled and the balance as new grants. The reissued options have a $6.00 strike price and the new options have a strike price of $4.74. Mr. Goldfarb was awarded both 18,929 re-issued options and 18,929 additional new options. Option compensation is the fair market value of 18,929 options re-issued to Mr. Goldfarb which were fully vested and the fair market value of the additional 18,929 options that were granted. See note 2 above for valuation methodology
(5)	Represents bonus award for long service to the Company.
(6)	Represents the full expense for option grants to Ms. Weeks during 2020. During the second quarter of 2020, 160,152 incentive stock options previously issued to staff and Directors under the 2016 Equity Incentive plan were cancelled. 310,290 new 5-year options were issued replacing those cancelled and the balance as new grants. The reissued options have a $6.00 strike price and the new options have a strike price of $4.74. Ms. Weeks was awarded both 18,929 re-issued options and 18,929 additional new options. Option compensation is the fair market value of 18,929 options re-issued to Ms. Weeks which were fully vested and the fair market value of the additional 18,929 options that were granted. See note 3 above for valuation methodology.

Outstanding Equity Awards at December 31, 2021

Name	Number of shares underlying unexercised options exercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Charles P. Ferry	—	100,000	$4.18	08/31/2025	—	—	—	—
Adrian G. Goldfarb	18,929	—	$6.00	03/31/2025	—	—	—	—
Adrian G. Goldfarb	9,465	9,465	$4.74	03/31/2025	—	—	—	—
Connie L. Weeks	18,929	—	$6.00	03/31/2025	—	—	—	—
Connie L. Weeks	9,465	9,465	$4.74	03/31/2025	—	—	—	—

Employment Agreements

Charles P. Ferry

On September 1, 2020, the Company entered into an employment agreement (the “Ferry Employment Agreement”) with Charles P. Ferry pursuant to which Mr. Ferry serves as Chief Executive Officer of the Company. The Ferry Employment Agreement is for a term of one year (the “Initial Term”) and shall be automatically extended for additional terms of successive one-year periods (the “Additional Term”) unless the Company or Mr. Ferry gives at least 60 days written notice of non-renewal prior to the expiration of the Initial Term or an Additional Term. Mr. Ferry is to receive a base salary at an annual rate of $250,000. Mr. Ferry received a one-time cash incentive bonus in the amount of $50,217 in accordance with criteria determined by the Board and based on the review and recommendation of the Compensation Committee. Mr. Ferry is also eligible for an annual bonus in an amount up to $150,000 in accordance with criteria, including but not limited to, revenue targets, profitability and other key performance indicators. Additionally, Mr. Ferry received 100,000 options that are exercisable into 100,000 shares of common stock at an exercise price of $4.18, of which 50% vested on September 1, 2021 and the balance which will vest on September 1, 2022. The Ferry Employment Agreement can be terminated with or without cause at any time during the Initial Term or during an Additional Term. As a full-time employee of the Company, Mr. Ferry is eligible to participate in all of the Company’s benefit programs.

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

Adrian G. Goldfarb

On April 1, 2018, the Company entered into an employment agreement (the “Goldfarb Employment Agreement”) with Adrian G. Goldfarb, pursuant to which Mr. Goldfarb serves as Chief Financial Officer of the Company. During 2020, Mr. Goldfarb was paid an annual salary of $197,750 and an annual car allowance of $7,500. In 2021, Mr. Goldfarb’s salary was increased to $207,750 and the car allowance cancelled. The Goldfarb Employment Agreement had an initial term through March 31, 2019, subject to renewal for successive one-year terms unless either party gives the other notice of that party’s election to not renew at least 60 days prior to the expiration of the then-current term. The Goldfarb Employment Agreement remains in effect through March 31, 2023. The Goldfarb Employment Agreement was approved by the Compensation Committee and it is anticipated that Mr. Goldfarb’s compensation terms will be revisited in the future by the Compensation Committee of the Company’s Board.

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

Connie L. Weeks

On April 1, 2018, the Company entered into an employment agreement (the “Weeks Employment Agreement”) with Connie L. Weeks, pursuant to which Ms. Weeks serves as Chief Accounting Officer of the Company. During 2021, Ms. Weeks was paid an annual salary of $150,000. The Weeks Employment Agreement had an initial term that extended through March 31, 2019, subject to renewal for successive one-year terms unless either party gives notice of that party’s election to not renew to the other party at least 60 days prior to the expiration of the then-current term. The Weeks Employment Agreement remains in effect through March 31, 2023. The Weeks Employment Agreement was approved by the Compensation Committee, and it is anticipated that Ms. Weeks’s compensation terms will be revisited in the future by the Compensation Committee of the Company’s Board.

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

Director Compensation

Starting in 2021, the Compensation Committee determined that directors will receive $40,000 for serving as a member of a committee and $10,000 for serving as Chairman of a committee. The $10,000 fee is also inclusive of any services rendered as a member of one or more committees. The board compensation will be paid 40% in cash and 60% in shares of restricted common stock or options to purchase shares of common stock, as elected by the board member. Each board member may further elect to receive up to 100% of compensation in restricted stock.

The following table summarizes data concerning the compensation of our non-employee directors for the year ended December 31, 2021.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(6)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Ehrman (1)	17,500	32,500	0	0	0	0	50,000
Blair M. Fonda (2)	17,500	23,750	0	0	0	0	41,250
Edmond L. Harris (3)	17,500	32,500	0	0	0	0	50,000
Ned Mavrommatis (4)	17,500	32,500	0	0	0	0	50,000
James Craig Nixon (5)	0	22,917	0	0	0	0	22,917

———————

(1)	Kenneth Ehrman was appointed to the board in January 2019. Through November 19, 2020, he served as Chairman of the Compensation Committee and as of that date he was named Chairman of the Board. He serves as a member of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.
(2)	Blair Fonda served as a Board Member and Chairman of the Audit Committee through June 30, 2021. He did not stand for re-election at the 2021 Annual Shareholders Meeting.
(3)	Edmond L. Harris was appointed to the board on November 19, 2020. Since his appointment, he has served as Chairman of the Corporate Governance and Nominating Committee and member of the Audit Committee.
(4)	Ned Mavrommatis was appointed to the board on August 13, 2019. Through November 19, 2020, he served as Co-Chairman of the Audit Committee and since then he has been the sole Chairman of the Audit Committee and member of the Compensation Committee.
(5)	James Craig Nixon was appointed to the board on July 15, 2021. Since his appointment, he has served as Chairman of the Compensation Committee and a member of the Corporate Governance and Nominating Committee.
(6)	Reflects the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. In determining the grant date fair value of stock awards, the Company used the closing price of the Company’s common stock on the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 28, 2022, our authorized capitalization was 500,000,000 shares of common stock $0.001 par value per share,500,000 shares of Series A Redeemable Convertible Preferred Stock, 15,000 shares of Series B Convertible Preferred Stock (“Preferred B”) and 5,000 shares of Series C Convertible Preferred Stock (“Preferred C”). As of the same date, there are 6,089,343 shares of our common stock issued, 851 shares of Preferred B and 0 shares of Preferred C outstanding, respectively. Our common stock entitles its holder to one vote on each matter submitted to the stockholders. Our Series B Convertible Preferred allows its holder one of vote for each common stock equivalent, subject to a maximum represented by 9.99% of total common stock outstanding plus that number of Preferred B as represented as common stock equivalent.

The following table sets forth, as of March 28, 2022, the number of shares of our common stock beneficially owned by (i) each person who is known by us to own of record or beneficially five percent or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned. The address of our directors and executive officers is c/o Duos Technologies Group, Inc., at 7660 Centurion Parkway, Suite 100, Jacksonville, Florida 32256.

Name and Address of Beneficial Owner(1)	Common Stock	Percentage of Ownership of Common Stock(2)
5% Beneficial Shareholders(3)
Bleichroeder LP 1345 Avenue of the Americas, 47th Floor New York, NY 10105 (4)	1,327,806	21.07%
Justin W. Keener 3960 Howard Hughes Parkway Las Vegas, NV 89169 (5)	444,037	6.80%
Pessin Family Holdings 500 Fifth Avenue, Suite 2240 New York, NY 10110 (6)	1,285,040	21.10%
5% Beneficial Shareholders as a Group	3,012,239	48.97%
Executive Officers and Directors
Charles P. Ferry(7)	53,000	*	%
Adrian G. Goldfarb(8)	58,285	*	%
Connie L. Weeks(9)	37,858	*	%
Kenneth Ehrman(10)	34,101	*	%
Edmond L. Harris(11)	9,474	*	%
Ned Mavrommatis(12)	26,984	*	%
James C. Nixon(13)	4,203	*	%
Executive Officers and Directors as a Group (7 persons)	223,905	3.60%

———————

*Denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	The percentages in the table have been calculated based on treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. The information set forth in the table regarding the 5% Beneficial Shareholders is based on Schedule 13D and Schedule 13G filings made by the individual investors.
(3)	The information set forth in the table regarding the 5% Beneficial Shareholders is based on Schedule 13D and Schedule 13G filings made by the individual investors.
(4)	Bleichroeder LP (“Bleichroeder”) is an investment advisor registered under Section 203 of the Investment Advisers Act of 1940 is deemed to be the beneficial owner of 1,283,162 shares of common stock, as a result of acting as investment advisor to various clients. 21 April Fund, Ltd., a Cayman Islands company and 21 April LP both for which Bleichroeder acts as an investment advisor, own warrants in the amount of 32,724 and 11,920 respectively which are not currently exercisable due to a 9.99% beneficial ownership limitation.

(5)	Mr. Justin Keener owns warrants to purchase 444,037 shares of Common Stock. However, the aggregate number of shares of Common Stock into which the warrants are exercisable and which Mr. Keener has the right to acquire beneficial ownership, is limited to the number of shares of Common Stock that, together with all other shares of Common Stock beneficially owned by Mr. Keener, does not exceed 9.99% of the total outstanding shares of Common Stock.
(6)	Represents shares of Common Stock beneficially owned by Norman H. Pessin (57,972 shares of Common Stock), Sandra F. Pessin (766,157 shares of Common Stock) and Brian L. Pessin (160,911 shares of Common Stock). The ownership number for Sandra Pessin excludes 121,571 shares of Common Stock underlying the 851 shares of Series B Convertible Preferred Stock owned by her that are not currently convertible due to a 4.99% (which may be increased to 9.99%) beneficial ownership limitation with respect to Common Stock owned by Ms. Pessin, her affiliates, or members of a group with Ms. Pessin.
(7)	Mr. Ferry owns 3,000 shares of Common Stock, 200,000 options that are exercisable into 200,000 shares of common stock of which 100,000 are exercisable at $4.18 per share and 100,000 are exercisable at $6.41, of which 25% vested on September 1, 2021, 25% will vest on September 1, 2022. Of the balance of 100,000 options, 1/3 will vest on January 1, 2023, 1/3 will vest on January 1, 2024 and the remaining balance which will vest on January 1, 2025.
(8)	Mr. Goldfarb owns 5,198 shares of Common Stock, 12,799 warrants to purchase shares of Common Stock with an exercise price of $9.10, and 2,430 warrants to purchase shares of Common Stock with an exercise price of $14.00 per share all of which are currently exercisable, 18,929 options to purchase Common Stock which are currently exercisable at $6.00 per share, 18,929 options to purchase Common Stock which are currently exercisable at $4.74 per share and 75,000 options that are exercisable into 75,000 shares of common stock which are all exercisable at $6.41 per share and which will vest 1/3 on January 1, 2023, 1/3 will vest on January 1, 2024 and the remaining balance which will vest on January 1, 2025.
(9)	Ms. Weeks owns 18,929 options to purchase shares of Common Stock with an exercise price of $4.74 and 18,929 options to purchase shares of Common Stock with an exercise price of $6.00 all of which are currently exercisable and a further 40,000 options to purchase Common Stock which are all exercisable at $6.41 per share and which will vest 1/3 on January 1, 2023, 1/3 will vest on January 1, 2024 and the remaining balance which will vest on January 1, 2025.
(10)	Mr. Ehrman is Chairman of the Board. He owns 16,957 shares of Common Stock and was granted 8,572 options to purchase Common Stock at $4.74 per share which are fully vested and 8,572 options to purchase Common Stock at $6.00 per share which are also fully vested.
(11)	Mr. Harris is a director and serves as Corporate Governance and Nominating Committee Chairman. Includes 9,474 shares of Common Stock.
(12)	Mr. Mavrommatis is a director and serves as Audit Committee Chairman. He owns 9,840 shares of Common Stock and was granted 8,572 options to purchase Common Stock at $4.74 per share which are fully vested and 8,572 options to purchase Common Stock at $6.00 per share which are fully vested.
(13)	Mr. Nixon is a director and serves as Compensation Committee Chairman. Includes 4,203 shares of Common Stock.

Equity Compensation Plan Information

2021 Equity Plan

On May 12, 2021, the Board adopted, with shareholder approval, the 2021 Equity Incentive Plan (the “2021 Plan”) providing for the issuance of up to 1,000,000 shares of our Common Stock. The purpose of the 2021 Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our shareholders.

General Description of the 2021 Plan

The following is a summary of the material provisions of the 2021 Plan and is qualified in its entirety by reference to the complete text of the 2021 Plan, which you are encouraged to read in full.

Administration

The 2021 Plan is administered by the Compensation Committee of the Board, which consists of three members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m). Among other things, the Compensation Committee has complete discretion, subject to the express limits of the 2021 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted, the terms and conditions of the award, the form of payment to be made and/or the number of shares of Common Stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the Common Stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements and may prescribe rules relating to the 2021 Plan. Notwithstanding the foregoing, the Compensation Committee does not have any authority to grant or modify an award under the 2021 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

Grant of Awards; Shares Available for Awards

The 2021 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. We have reserved a total of 1,000,000 shares of Common Stock for issuance as or under awards to be made under the 2021 Plan. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2021 Plan.

Currently, there are 52 identified employees (including three executive officers, of which one is a director), four non-employee directors, and up to 50 other current or future staff members who would be eligible to receive stock options and/or shares of restricted stock under the 2021 Plan. Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the 2021 Plan as well.

Stock Options

The 2021 Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”); provided, however, that ISOs may only be issued if our shareholders approve the 2021 Plan at the Annual Meeting. Stock options may be granted on such terms and conditions as the Compensation Committee may determine; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of the Company’s Common Stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of the Company or a parent or subsidiary of the Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of our Common Stock covered by one or more ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

Stock Appreciation Rights

An SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying Common Stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, stock options granted under the 2021 Plan. An SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the Common Stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. An SAR that is not granted in tandem with a stock option is exercisable at such times as the Compensation Committee may specify.

Performance Share and Performance Unit Awards

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

Amendment and Termination

The Compensation Committee may adopt, amend and rescind rules relating to the administration of the 2021 Plan, and amend, suspend or terminate the 2021 Plan, but no such amendment, rescission, suspension or termination will be made that materially and adversely impairs the rights of any participant with respect to any award received thereby under the 2021 Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws.

2016 and 2021 Equity Plans

We maintained the 2016 Equity Incentive Plan (the “2016 Plan”) for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The 2016 Plan terminated pursuant to its terms on December 31, 2020, although all outstanding awards on such date continue in full force and effect, and was replaced by the 2021 Plan. The table below sets forth certain information as of the year ended December 31, 2021 regarding the shares of our common stock available for grant or granted under the 2016 Plan and the 2021 Plan.

The following table provides equity compensation plan information as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,321,429	(1) (2)	$4.98	(3)	9,531

Equity compensation plans not approved by security holders	160,000		$4.98	(3)	N/A

1.	On March 11, 2016, the Board adopted, subject to the receipt of stockholder approval, which was received on April 21, 2016, the 2016 Plan providing for the issuance of up to 16,327 shares of our common stock. The 2016 Plan was subsequently modified with stockholder approval twice: on January 18, 2018 to increase the total maximum number of shares issuable under the 2016 Plan to 178,572 and on July 31, 2019 to increase the total maximum number of shares issuable under the 2016 Plan to 321,429 of which 311,898 had been issued. The purpose of the 2016 Plan was to assist the Company in attracting and retaining key employees, directors, and consultants and to provide incentives to such individuals to align their interests with those of our stockholders.
2.	On April 12, 2021, the Board adopted, subject to the receipt of stockholder approval, which was received on July 15, 2021, the 2021 Plan providing for the issuance of up to 1,000,000 shares of our common stock none of which had been issued as of December 31, 2021. The purpose of the 2021 Plan was to replace the 2016 Plan which had expired and continue to assist the Company in attracting and retaining key employees, directors, and consultants and to provide incentives to such individuals to align their interests with those of our stockholders.
3.	Represents the aggregate Weighted Average Exercise Price of 431,266 outstanding options as of December 31, 2021.

Administration

Both the 2016 and 2021 Plans are administered by the Compensation Committee of the Board, which currently consists of two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m). Among other things, the Compensation Committee had complete discretion, subject to the express limits of the 2016 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements and may prescribe rules relating to the 2021 Plan. Notwithstanding the foregoing, the Compensation Committee does not have any authority to modify an award under the 2021Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

Grant of Awards, Shares Available for Awards

The 2016 Plan provided for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. The Company had reserved a total of 321,429 shares of common stock for issuance as or under awards to be made under the 2016 Plan. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is no longer available for grant under the 2016 Plan.

The 2021 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. The Company had reserved a total of 1,000,000 shares of common stock for issuance as or under awards to be made under the 2021 Plan. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is no longer available for grant under the 2021Plan.

Stock Options

The 2016 and 2021 Plans provide for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). Stock options could be granted on such terms and conditions as the Compensation Committee determined, provided, however, that the per share exercise price under a stock option could not be less than the fair market value of a share of the Company’s common stock on the date of grant and the term of the stock option could not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owned (or was deemed to own) more than 10% of the total combined voting power of all classes of capital stock of our Company or a parent or subsidiary of our Company. ISOs could only be granted to employees. In addition, the aggregate fair market value of our common stock covered by one or more ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year could not exceed $100,000. Any excess would have been treated as a NQSO.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 1, 2012, the Company entered into an independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida limited liability company, owned by our former Chief Technology Officer, David Ponevac. The Services Agreement provided that Luceon would provide support services including management, coordination or software development services and related services to duos. In January 2019, additional services were contracted with Luceon for TrueVue360™ primarily for software development through the provision of 7 additional full-time contractors located in Slovakia at a cost of $16,250 for January initially, rising to $25,583 after fully staffed, per month starting February 2019. This was in addition to the existing contract of $7,480 per month for duos for 4 full-time contractors which increased to $8,231 per month in June of 2019. During 2020 efforts in reducing cost, Luceon reduced its staff for the TrueVue360 software development team from a staff of 7 to 3 full-time employees at a cost of $11,666 per month starting June 1, 2020. As of January 1, 2021, the Company no longer records activities in TrueVue360 and has combined billings for a total of $20,986 per month. For the years ended December 31, 2021 and 2020, the total amount expensed is $93,422 and $335,334, respectively. The Company had no open accounts payable with Luceon at December 31, 2021. On May 14, 2021, the Company formally ended its relationship with Luceon in concert with the resignation of our Chief Technology Officer and as such there is no longer a related party relationship.

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

	2021	2020
Audit Fees (1)	$101,800	$94,956
Audit-Related Fees (2)	18,500	6,311
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$120,300	$101,267

———————

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.
(3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice, and tax planning.
(4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed or furnished as part of this Annual Report on Form 10-K:

1. Financial Statements

Reference is made to the Index to Financial Statements under page F-1 hereof.

2. Financial Statement Schedules

The Financial Statement Schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.

3. Exhibits

Exhibit No.	Exhibit Description
2.1	First Amendment to Merger and Plan of Merger, dated March 15, 2015 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 2.1 on March 19, 2015)
2.2	Merger Agreement and Plan of Merger, dated February 6, 2015 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 2.1 on February 9, 2015)
3.1	Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 on July 13, 2015)
3.2	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 on April 7, 2015)
3.3	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.3 of the Company’s Form S-1/A filed on May 28, 2021)
3.4	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 with the U.S. Securities and Exchange Commission on April 28, 2017)
3.5	Articles of Amendment to Articles of Incorporation Designation Series B Convertible Preferred Stock (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 with the U.S. Securities and Exchange Commission on November 29, 2017)
3.6	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2020)
3.7	Articles of Amendment to Articles of Incorporation Designation of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
3.8	Amendments to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.8 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2021)
4.1	Common Stock Purchase Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on December 23, 2016)
4.2	Form of Purchaser Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on November 29, 2017)
4.3	Form of Placement Agent Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.2 on November 29, 2017)
4.4*	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1+	Employment Agreement, dated September 1, 2020, between the Company and Charles P. Ferry (incorporated by reference to the Annual Report on Form 10-K filed as Exhibit 10.32 on March 30, 2021)
10.2	Securities Purchase Agreement, dated March 31, 2016, by and between Duos Technologies Group, Inc. and the Schedule of Buyers attached thereto (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on April 6, 2016)
10.3	Security and Pledge Agreement, dated April 1, 2016, by and among Duos Technologies Group, Inc., each of the Company’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on April 6, 2016)
10.4	Guaranty, dated April 1, 2016, by and among each of Duos Technologies Group, Inc.’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 on April 6, 2016)

10.5	Warrant, dated April 1, 2016, issued by Duos Technologies Group, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 on April 6, 2016)
10.6	2016 Equity Incentive Plan (incorporated herein by reference to the Proxy Statement on Schedule 14A filed on April 1, 2016)
10.7	Securities Purchase Agreement, dated December 20, 2016, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on December 23, 2016)
10.8	Promissory Note, dated December 20, 2016, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on December 23, 2016)
10.9	Form of Securities Purchase Agreement (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on November 29, 2017)
10.10	Form of Registration Rights Agreement (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on November 29, 2017)
10.12	Amendment #1 to the Securities Purchase Agreement and to the Note, dated May 22, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.5 with the U.S. Securities and Exchange Commission on August 15, 2017)
10.13	Amendment #2 to the Securities Purchase Agreement and to the Note, dated July 12, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.6 with the U.S. Securities and Exchange Commission on August 15, 2017)
10.14	Amendment #3 to the Securities Purchase Agreement and to the Note, dated August 14, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.7 with the U.S. Securities and Exchange Commission on August 15, 2017)
10.15	Amendment #4 to the Securities Purchase Agreement and Note, dated November 14, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.8 on November 20, 2017)
10.16	Amendment #5 to the Securities Purchase Agreement and Note, dated November 16, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.9 on November 20, 2017)
10.17	Amendment #6 to the Securities Purchase Agreement and Note, dated November 20, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.10 on November 20, 2017)
10.18	Forbearance Agreement, dated May 12, 2017, by and among Duos Technologies Group, Inc. and GPB Debt Holdings II, LLC incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.13 on November 20, 2017)
10.19	Form of Note Holder Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 with the U.S. Securities and Exchange Commission on June 15, 2017)
10.20	Form of Arcaini Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 with the U.S. Securities and Exchange Commission on June 15, 2017)
10.21	Form of Goldfarb Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the U.S. Securities and Exchange Commission on June 15, 2017)
10.22	GPB Debt Holdings II, LLC Letter Agreement, dated August 1, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.4 with the U.S. Securities and Exchange Commission on August 15, 2017)
10.23	Form of Conversion Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.5 with the U.S. Securities and Exchange Commission on November 29, 2017)
10.24	Form of Redemption Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 with the U.S. Securities and Exchange Commission on November 29, 2017)
10.25	Form of Pay-off Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the U.S. Securities and Exchange Commission on November 29, 2017)
10.26	2016 Equity Incentive Plan (incorporated by reference to Appendix B of the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 22, 2017).
10.27	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020)
10.28	Paycheck Protection Program Note, dated April 23, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.29	Separation Agreement, dated July 10, 2020, by and between Duos Technologies Group, Inc. and Gianni B. Arcaini (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2020)
10.30	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
10.31	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
10.32	2021 Equity Incentive Plan (incorporated herein by reference to the Proxy Statement on Schedule 14A filed on June 23, 2021)
10.33+	Employment Agreement, dated April 1, 2018, between the Company and Adrian G. Goldfarb (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 11, 2019)
10.34+	Employment Agreement, dated April 1, 2018, between the Company and Connie L. Weeks (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 11, 2019)
14.1	Code of Ethics (incorporated by reference to the Company’s Form 10-K filed on April 15, 2019)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company’s Form S-1/A filed on May 28, 2021)
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter (incorporated by reference to the Company’s Form 10-K filed on April 15, 2019)
99.2	Compensation Committee Charter (incorporated by reference to the Company’s Form 10-K filed on April 15, 2019)
99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to the Company’s Form 10-K filed on April 15, 2019)
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

———————

*	filed herewith
**	furnished herewith
+	indicates management contract or compensatory plan

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: March 31, 2022	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: March 31, 2022	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles P. Ferry	Chief Executive Officer and Director	March 31, 2022
Charles P. Ferry	(Principal Executive Officer)

/s/ Adrian G. Goldfarb	Chief Financial Officer	March 31, 2022
Adrian G. Goldfarb	(Principal Financial Officer)

/s/ Kenneth Ehrman	Chairman	March 31, 2022
Kenneth Ehrman

/s/ Edmond L Harris	Director	March 31, 2022
Edmond L. Harris
/s/ Ned Mavrommatis	Director	March 31, 2022
Ned Mavrommatis

/s/ James Craig Nixon	Director	March 31, 2022
James Craig Nixon

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Duos Technologies Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duos Technologies Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Percentage of Completion Revenue Recognition & Related Contract Assets and Contract Liabilities

As described in footnote 1, “Revenue Recognition – Technology Systems” and footnote 9, “Contract Accounting” to the consolidated financial statements, the Company recognizes revenue over time using a cost-based input methodology in which significant judgement is required to estimated costs to complete projects. These estimated costs are then used to determine the progress towards contract completion and the corresponding amount of revenue to recognize. In addition, contract assets on uncompleted contracts represent costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the percentage of completion contract method. Contract liabilities on uncompleted contracts represent billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method.

We identified this percentage of completion revenue recognition as a critical audit matter. Auditing management’s estimates and judgments regarding forecasts of total estimated costs to complete projects is especially challenging and complex.

The primary procedures we performed to address this critical audit matter included (a) evaluated the reasonableness of management’s cost estimates to complete projects by comparing them to historical information, year to date current information and other supporting contracts or information, (b) agreed cost details to supporting documents, (c) confirmed billings with customers and/or tracing cash receipts to bank statements, (d) computed the revenue earned and recognized, (e) computed the contract asset or liability and (f) performed ratio analysis and gross margin comparisons when applicable on a sample of technology systems revenues.

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

However, management believes that cash raises through an underwritten offering for $5.5 million in the first quarter of 2022 created a cash balance and positive working capital that alleviates the substantial doubt related to going concern and the need for a going concern risk disclosure.

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

The primary procedures we performed to address this critical audit matter included (a) Assessed the reasonableness of management’s process for developing their assessment of whether a going concern risk exists, (b) Assessed the reasonableness of assumptions management used in their future cash flow projections including comparison to prior year results, consideration of positive and negative evidence impacting management’s forecasts, and consideration of the Company’s financing arrangements in place as of the report date, (c) Developed our own independent calculation of expected source and use of funds and needs of the Company over the one year period from the date of issuance of the consolidated financial statements, (d) Confirmed cash balances as of December 31, 2021 with the banks and tested management’s bank reconciliations, (e) Identified management’s plans for dealing with the adverse conditions and events discussed above and assessed the reasonableness of the assumptions of such plans, (f) Assessed whether it is probable that management’s plans, when implemented, will mitigate the adverse effects of the conditions and events discussed above, (g) Concluded whether substantial doubt exists as to whether the Company can continue as a going concern for a period of one year after the consolidated financial statements are issued and (h) considered the effect of such conclusion on the consolidated financial statement disclosures and our report of an independent registered public accounting firm.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2013

Boca Raton, Florida

March 31, 2022

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$893,720	$3,969,100
Accounts receivable, net	1,738,543	1,244,876
Contract assets	3,449	102,458
Inventory	298,338	112,423
Prepaid expenses and other current assets	354,613	374,203

Total Current Assets	3,288,663	5,803,060

Property and equipment, net	603,253	342,180
Operating lease right of use asset	4,925,765	196,144
Security deposit	600,000	—

OTHER ASSETS:
Patents and trademarks, net	66,482	64,415
Total Other Assets	66,482	64,415

TOTAL ASSETS	$9,484,163	$6,405,799

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	December 31,
	2021	2020
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,044,500	$599,317
Accounts payable - related parties	—	7,700
Notes payable - financing agreements	52,503	42,942
Payroll taxes payable	—	3,146
Accrued expenses	618,093	1,038,092
Equipment financing agreements-current portion	80,335	89,620
Operating lease obligations-current portion	315,302	202,797
PPP loan-current portion	—	627,465
Contract liabilities	1,232,638	709,553
Deferred revenue	596,673	315,370

Total Current Liabilities	3,940,044	3,636,002

Equipment financing payable, less current portion	22,851	103,184
Lease obligations, less current portion	4,739,783	—
PPP loan, less current portion	—	782,805

Total Liabilities	8,702,678	4,521,991

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,480,000 shares available to be designated	—	—
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at December 31, 2021 and December 31, 2020, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 851 and 851 issued and outstanding at December 31, 2021 and 1,705 and 1,705 issued and outstanding at December 31, 2020, convertible into common stock at $7 per share	851,000	1,705,000
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 2,500 issued and outstanding at December 31, 2021 and 0 issued and outstanding at December 31, 2021, convertible into common stock at $5.50 per share	2,500,000	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 4,111,047 and 3,535,339 shares issued, 4,109,723 and 3,534,015 shares outstanding at December 31, 2021 and December 31, 2020, respectively	4,111	3,536
Additional paid-in-capital	43,080,877	39,820,874
Total stock & paid-in-capital	46,435,988	41,529,410
Accumulated deficit	(45,497,051)	(39,488,150)
Sub-total	938,937	2,041,260
Less: Treasury stock (1,324 shares of common stock at December 31, 2021 and December 31, 2020)	(157,452)	(157,452)
Total Stockholders' Equity	781,485	1,883,808

Total Liabilities and Stockholders' Equity	$9,484,163	$6,405,799

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
REVENUES:
Technology systems	$5,871,666	$5,964,801
Services and consulting	2,388,251	2,074,647

Total Revenues	8,259,917	8,039,448

COST OF REVENUES:
Technology systems	7,151,276	5,642,880
Services and consulting	1,369,985	1,139,357
Overhead	2,297,826	1,021,375

Total Cost of Revenues	10,819,087	7,803,612

GROSS MARGIN	(2,559,170)	235,836

OPERATING EXPENSES:
Sales & marketing	1,233,851	717,809
Research & development	251,563	102,219
Administration	3,412,367	6,050,236

Total Operating Expenses	4,897,781	6,870,264

LOSS FROM OPERATIONS	(7,456,951)	(6,634,428)

OTHER INCOME (EXPENSES):
Interest expense	(20,268)	(150,137)
Other income, net	1,468,318	37,130

Total Other Income (Expenses)	1,448,050	(113,007)

NET LOSS	$(6,008,901)	$(6,747,435)

Basic & Diluted Net Loss Per Share	$(1.63)	$(2.03)

Weighted Average Shares-Basic & Diluted	3,694,293	3,320,193

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock B		Preferred Stock C		Common Stock		Additional
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in- Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2020	1,705	$1,705,000	—	$—	3,535,339	$3,536	$39,820,874	$(39,488,150)	$(157,452)	$1,883,808

Stock options granted to employees	—	—	—	—	—	—	262,411	—	—	262,411

Series C preferred stock issued	—	—	4,500	4,500,000	—	—	—	—	—	4,500,000

Series B preferred converted to common stock	(854)	(854,000)	—	—	122,000	122	853,878	—	—	—

Series C preferred converted to common stock	—	—	(2,000)	(2,000,000)	363,636	364	1,999,636	—	—	—

Common stock issued for cashless warrants exercised	—	—	—	—	50,588	50	(50)	—	—	—

Common stock issued for services	—	—	—	—	24,541	25	144,142	—	—	144,166

Common stock issued for cashless employee stock options exercised	—	—	—	—	14,576	15	(15)	—	—	—

Rounding-split in 2020	—	—	—	—	367	0	(0)	—	—	0

Net loss for the year ended December 31, 2021	—	—	—	—	—	—	—	(6,008,901)	—	(6,008,901)

Balance December 31, 2021	851	$851,000	2,500	$2,500,000	4,111,047	$4,111	$43,080,877	$(45,497,051)	$(157,452)	$781,485

Balance December 31, 2019	1,705	1,705,000	—	—	1,982,039	1,982	31,063,915	(32,740,715)	(157,452)	(127,270)

Common stock issued	—	—	—	—	1,542,188	1,542	9,251,586	—	—	9,253,128

Modification of employee stock options	—	—	—	—	—	—	102,800	—	—	102,800

Stock options granted to employees	—	—	—	—	—	—	351,970	—	—	351,970

Stock issuance cost	—	—	—	—	—	—	(1,001,885)	—	—	(1,001,885)

Common stock issued for services	—	—	—	—	11,112	12	52,488	—	—	52,500

Net loss for the year ended December 31, 2020	—	—	—	—	—	—	—	(6,747,435)	—	(6,747,435)

Balance December 31, 2020	1,705	$1,705,000	—	$—	3,535,339	$3,536	$39,820,874	$(39,488,150)	$(157,452)	$1,883,808

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020

Cash from operating activities:
Net loss	$(6,008,901)	$(6,747,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	76,046	(3,217)
Depreciation and amortization	275,346	222,514
Loss on disposal of assets	14,454	—
Stock based compensation	262,411	351,970
Modification of employee stock options	—	102,800
Stock issued for services	144,167	—
PPP loan forgiveness including accrued interest	(1,421,577)	—
Interest expense related to debt discounts	—	94,627
Amortization of operating lease right of use asset	250,482	234,001
Changes in assets and liabilities:
Accounts receivable	(611,023)	1,369,949
Contract assets	99,009	1,273,462
Inventory	(185,915)	112,423
Prepaid expenses and other current assets	423,905	379,175
Security deposit	(600,000)	—
Accounts payable	445,184	(2,042,118)
Accounts payable-related party	(7,700)	(5,091)
Payroll taxes payable	(3,146)	(111,965)
Accrued expenses	(408,692)	697,320
Operating lease obligation	(127,816)	(239,688)
Contract liabilities	523,085	700,892
Deferred revenue	281,303	(621,058)
Net cash used in operating activities	(6,579,378)	(4,231,439)

Cash flows from investing activities:
Purchase of patents/trademarks	(7,435)	(8,185)
Purchase of fixed assets	(545,505)	(279,146)
Net cash used in investing activities	(552,940)	(287,331)

Cash flows from financing activities:
Repayments of line of credit	—	(27,615)
Repayments of insurance and equipment financing	(353,444)	(260,983)
Repayment of finance lease	(89,618)	(62,931)
Repayment of notes payable	—	(1,000,000)
Proceeds from PPP loan	—	1,410,270
Proceeds from equipment financing	—	121,637
Proceeds from common stock issued	—	9,253,128
Issuance cost	—	(1,001,885)
Proceeds from preferred stock issued	4,500,000	—
Net cash provided by financing activities	4,056,938	8,431,621

Net (decrease) increase in cash	(3,075,380)	3,912,851
Cash, beginning of period	3,969,100	56,249
Cash, end of period	$893,720	$3,969,100

Supplemental Disclosure of Cash Flow Information:
Interest paid	$30,817	$33,698

Supplemental Non-Cash Investing and Financing Activities:
Common stock issued for accrued BOD fees	$—	$52,500
Lease right of use asset and liability	$4,980,104	$—
Notes issued for financing of insurance premiums	$363,005	$261,626

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Reverse Stock Split

All share and per share amounts have been presented to give retroactive effect to a 1-for-14 reverse-stock split that occurred in January 2020.

Reclassifications

The Company reclassified certain operating expenses for the year ended December 31, 2020 to conform to 2021 classification. There was no net effect on the total expenses of such reclassification.

The following table reflects the reclassification adjustment effect for the year ended December 31, 2020:

	Before Reclassification		After Reclassification
	For the Year Ended		For the Year Ended
	December 31,		December 31,
	2020		2020
REVENUES:		REVENUES:
Technology systems	$4,956,130	Technology systems	$5,964,801
Technical support	1,801,043	Services and consulting	2,074,647
Consulting services	273,604	—	—
AI technologies	1,008,671	—	—

Total Revenue	8,039,448	Total Revenue	8,039,448

COST OF REVENUES:		COST OF REVENUES:
Technology systems	3,665,493	Technology systems	5,642,880
Technical support	1,109,741	Services and consulting	1,139,357
Consulting services	117,004	Overhead	1,021,375
AI technologies	360,817	—	—

Total Cost of Revenues	5,253,055	Total Cost of Revenues	7,803,612

GROSS MARGIN	2,786,393	GROSS MARGIN	235,836

OPERATING EXPENSES:		OPERATING EXPENSES:
Sales and marketing	717,809	Sales and marketing	717,809
Engineering	1,358,925	Research and development	102,219
Research and development	1,022,188	Administration	6,050,236
Administration	5,011,913	—	—
AI technologies	1,309,986	—	—

Total Operating Expenses	9,420,821	Total Operating Expenses	6,870,264

LOSS FROM OPERATIONS	$(6,634,428)	LOSS FROM OPERATIONS	$(6,634,428)

The Company reclassified inventory on the consolidated balance sheet for the year ended December 31, 2020 to conform to 2021 classification.  During the year ended December 31, 2020, inventory had been presented on the consolidated balance sheet within “Prepaid expenses and other current assets.”  There was no net effect on total current assets.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duos Technologies, Inc. and TrueVue360, Inc. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of December 31, 2021, balance in one financial institution exceeded federally insured limits by approximately $656,000.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2021 one customer accounted for 83% of revenues. For the year ended December 31, 2020, two customers accounted for 45% and 23% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period. Each of the customers referenced has the following termination provisions:

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

At December 31, 2021, two customers accounted for 81% and 10% of accounts receivable. At December 31, 2020, two customers accounted for 56% and 30% of accounts receivable. Much of the credit risk is mitigated since all of the customers listed here are Class 1 railroads with a history of timely payments to us.

Geographic Concentration

Approximately 86% and 51% of revenue in 2021 and 2020, respectively, is generated from customers outside of the United States.

Significant Vendors and Concentration of Credit Risk

At December 31, 2021, one vendor accounted for 14% of accounts payable. At December 31, 2020, one vendor accounted for 36% of accounts payable.

Two suppliers accounted for approximately 21% of total purchases for the year ended December 31, 2021. One supplier accounted for approximately 11% of total purchases for the year ended December 31, 2020.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

Inventory

Inventory consists primarily of spare parts and consumables to be used in the production of our technology systems or in connection with maintenance agreements with customers. Inventory is stated at the lower of cost or net realizable value. Inventory cost is primarily determined using the weighted average cost method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment ( three to five years). When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations. Leasehold improvements are expensed over the shorter of the term of our lease or their useful lives.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Product Warranties

The Company has a 90-day warranty period for materials and labor after final acceptance of all projects. If any parts are defective they are replaced under our vendor warranty which is usually 12 to 36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of December 31, 2021 and 2020, the warranty costs have been de-minimis, therefore no accrual of warranty liability has been made.

Loan Costs

Loan costs paid to lenders, or third parties are recorded as debt discounts to the related loans and amortized to interest expense over the loan term.

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

In addition, the Company has adopted ASC 606-10-55-21 such that if the cost incurred is not proportionate to the progress in satisfying the performance obligation, we adjust the input method to recognize revenue only to the extent of the cost incurred. Therefore, the Company will recognize revenue at an equal amount to the cost of the goods to satisfy the performance obligation. To accurately reflect revenue recognition based on the input method, the Company has adopted the implementation guidance as set out in ASC-606-10-55-187 through 192. (see Note 9)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

Deferred Revenue

Deferred revenues represent billings or cash received in excess of revenue recognizable on service agreements that are not accounted for under the percentage of completion method. At December 31, 2021 and 2020, the balance of deferred revenue was $596,673 and $315,370, respectively. The amounts will be recorded to revenue over the next 12 months.

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
b.	Maintenance and support contracts ranging from one to five years in length.
5.	Our goods and services are transferred over time.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Quantitative:

For the Year Ended December 31, 2021

Segments	Rail	Commercial	Petrochemical	Government	Banking/Other	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets
North America	$6,883,670	$213,517	$(867)	$314,030	$23,340	$134,717	$691,510	$8,259,917

Major Goods and Service Lines
Turnkey Projects	$5,255,491	$27,831	$—	$233,145	$1,537	$—	$—	$5,518,004
Maintenance & Support	1,628,179	185,686	(867)	80,885	21,803	—	341,915	2,257,601
Data Center Auditing Services	—	—	—	—	—	131,537	—	131,537
Software License	—	—	—	—	—	3,180	—	3,180
Algorithms	—	—	—	—	—	—	349,595	349,595
	$6,883,670	$213,517	$(867)	$314,030	$23,340	$134,717	$691,510	$8,259,917

Timing of Revenue Recognition
Goods transferred over time	$5,255,491	$27,831	$—	$233,145	$1,537	$131,537	$349,595	$5,999,136
Services transferred over time	1,628,179	185,686	(867)	80,885	21,803	3,180	341,915	2,260,781
	$6,883,670	$213,517	$(867)	$314,030	$23,340	$134,717	$691,510	$8,259,917

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Quantitative:

For the Year Ended December 31, 2020

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets
North America	$5,558,405	$298,705	$23,951	$687,293	$188,819	$273,604	$1,008,671	$8,039,448

Major Goods and Service Lines
Turnkey Projects	$4,131,155	$59,616	$33,363	$599,481	$132,515	$—	$—	$4,956,130
Maintenance & Support	1,427,250	239,089	(9,412)	87,812	56,304	—	—	1,801,043
Data Center Auditing Services	—	—	—	—	—	266,449	—	266,449
Software License	—	—	—	—	—	7,155	—	7,155
Algorithms	—	—	—	—	—	—	1,008,671	1,008,671
	$5,558,405	$298,705	$23,951	$687,293	$188,819	$273,604	$1,008,671	$8,039,448

Timing of Revenue Recognition
Goods transferred over time	$4,131,155	$59,616	$33,363	$599,481	$132,515	$273,604	$1,008,671	$6,238,405
Services transferred over time	1,427,250	239,089	(9,412)	87,812	56,304	—	—	1,801,043
	$5,558,405	$298,705	$23,951	$687,293	$188,819	$273,604	$1,008,671	$8,039,448

Advertising

The Company expenses the cost of advertising. During the years ended December 31, 2021 and 2020, there were no advertising costs.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2021, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2018, 2019 and 2020 remain open for potential audit.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At December 31, 2021, there was an aggregate of 1,376,466 outstanding warrants to purchase shares of common stock. At December 31, 2021, there was an aggregate of 431,266 employee stock options to purchase shares of common stock. At December 31, 2021, 121,571 common shares were issuable upon conversion of Series B Convertible Preferred Stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive. Also, at December 31, 2021, 454,546 common shares were issuable upon conversion of Series C Convertible Preferred Stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018.

The Company adopted this guidance effective January 1, 2019, using the modified retrospective method, whereby a cumulative effect adjustment was made as of the date of initial application. The Company also applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and (ii) initial direct costs for any existing leases. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components as a single lease component.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

The adoption of ASU 2016-02 did not materially affect our consolidated statement of operations or our consolidated statement of cash flows.

For contracts entered into on or after the effective date, at the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset.

Operating ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date to determine the present value of future payments. The lease term includes all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2020, the FASB issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2022, and we do not expect it to have a material effect on our consolidated financial statements.

In May 2021, the FASB issued an accounting pronouncement (ASU 2021-04) related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. The pronouncement states that an entity should treat the modification as an exchange of the original instrument for a new instrument, and the effect of the modification should be calculated as the difference between the fair value of the modified instrument and the fair value of that instrument immediately before modification. An entity should then recognize the effect of the modification on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The pronouncement will be applied prospectively to all modifications that occur after the initial date of adoption. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2022, and we do not expect it to have a material effect on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – LIQUIDITY

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $6,008,901 for the year ended December 31, 2021. During the same period, cash used in operating activities was $6,579,378. The negative working capital and accumulated deficit as of December 31, 2021 were $651,381 and $45,497,051, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering which was completed during the first quarter of 2022 (the “2022 Offering”).

As previously noted, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue, and attain consistently profitable operations. Although the current global pandemic related to the coronavirus (Covid-19) has affected our operations, particularly in supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the pandemic and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least twelve months from the date of this report. A notable recent success is the approval of the Company for “bonding” in the amount of approximately $8 million for an upcoming major project.

The Company was successful in securing a loan of $1,410,270 during the second quarter of 2020 from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. This loan was forgiven in the first quarter of 2021 and leaves the Company essentially debt free. The Company has also been successful in increasing its working capital surplus after receiving proceeds from the 2021 Offering of $4,500,000 and more recently, in the first quarter of 2022, receiving net proceeds of approximately $5,500,000 from the successful takedown of the Company’s “shelf registration” S3. This gives us the capital required to fund the fundamental business changes that we undertook in the last quarter of 2020, further changes throughout 2021 and maintenance of our business strategy overall. In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During 2021, management took further significant actions including reorganizing our engineering and technical teams and selectively improving organizational efficiency to effectively grow the business as the expected order flow resumes in 2022. Upon completion of the 2022 Offering, management has raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. Since the advent of the Covid-19 pandemic, the Company has experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients. We continue to be successful in identifying new business opportunities and are focused on re-establishing a backlog of projects.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, recent events including a $5.5M injection of funds from a sale of securities, significant recent orders and the overall stabilization of the business indicate that there is no longer substantial doubt for the Company to continue as a going concern for a period of twelve months from the issuance of this report. We continue executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations for 2022 although we may do so to fund selective opportunities that may arise. Management has extensively evaluated our requirements for the next 12 months and has determined that the Company currently has sufficient cash to operate for at least that period.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Accounts receivable	$1,738,543	$1,244,876
Allowance for doubtful accounts	—	—
Accounts Receivable, Net	$1,738,543	$1,244,876

There was bad debt expense related to accounts receivable of $76,046 in 2021. a recovery in the amount of ($3,217)in 2020.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follow at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Furniture, fixtures and equipment	$1,264,001	$1,569,328
Less: Accumulated depreciation	(660,748)	(1,227,148)
Furniture, fixtures and equipment, Net	$603,253	$342,180

Depreciation expense in 2021 and 2020 was $269,978 and $197,146, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

	2021	2020
Patents and trademarks	$309,205	$301,770
Less: Accumulated amortization	(242,723)	(237,355)
Patents and trademarks, Net	$66,482	$64,415

Amortization expense in 2021 and 2020 was $5,368 and $5,368, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

In 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third party and had passed the preliminary project stage prior to capitalization.

	December 31,	December 31,
	2021	2020
Software development costs	$60,000	$60,000
Less: Accumulated amortization	(60,000)	(60,000)
Software Development Costs, net	$—	$—

Amortization of software development costs in 2021 and 2020 was zero and $20,000, respectively.

NOTE 7 – DEBT

Notes Payable – Insurance Premium Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	December 31, 2021		December 31, 2020
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$22,266	7.75%	$23,327	7.75%
Third Party - Insurance Note 2	12,667	6.24%	10,457	5.26%
Third Party - Insurance Note 3	17,570	—	9,158	—
Third Party - Insurance Note 4	—	—	—	—
Total	$52,503		$42,942

The Company entered into an agreement on December 23, 2020 with its insurance provider by issuing a $23,327 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 7.75% payable in monthly installments of principal and interest totaling $2,416 through October 23, 2021. The policy renewed on December 23, 2021 in the amount of $22,266 with an annual interest rate of 7.75% payable in monthly installments of principal and interest totaling $2,104 through November 23, 2022. The balance of Insurance Note 1 as of December 31, 2021 and December 31, 2020 was $22,266 and $23,327, respectively.

The Company entered into an agreement on April 15, 2020 with its insurance provider by issuing a $51,379 note payable (Insurance Note 2) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 5.26% payable in monthly installments of principal and interest totaling $5,263 through February 15, 2021. The note payable renewed on April 15, 2021 in the amount of $62,041, secured with an annual interest rate of 6.24% and payable in 10 monthly installments of principal and interest totaling $6,383. At December 31, 2021 and December 31, 2020, the balance of Insurance Note 2 was $12,667 and $10,457, respectively.

The Company entered into an agreement on September 15, 2020 with its insurance provider by issuing a $13,796 note payable (Insurance Note 3) for the purchase of an insurance policy, secured by 12 monthly installments. The note payable renewed on September 15, 2021 in the amount of $19,965 and payable in 10 monthly installments of $1,997. At December 31, 2021 and December 31, 2020, the balance of Insurance Note 3 was $17,570 and $9,158, respectively.

The Company entered into an agreement on February 3, 2020 with its insurance provider by issuing a $165,375 note payable (Insurance Note 4) with a down payment of $55,563 for the purchase of an insurance policy secured by eight monthly installments of $13,726 through December 3, 2020. The policy renewed on February 3, 2021 in the amount of $215,654 with a down payment paid in the amount of $37,000 on April 6, 2021 and ten monthly installments of $17,899. The Company received a refund for the annual audit of the policy resulting in the refund being applied to the outstanding amount of $35,787. At December 31, 2021 and December 31, 2020, the balance of Insurance Note 4 was zero and zero, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Equipment Financing

The Company entered into an agreement on August 26, 2019 with an equipment financing company by issuing a $147,810 secured note, with an annual interest rate of 12.72% and payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022. The Company entered into an additional agreement on May 22, 2020 with the same equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At December 31, 2021 and 2020, the balance of these notes was $103,186 and $192,804 respectively.

At December 31, 2021, future minimum note payments due under the equipment financing agreements are as follows:

As of December 31,	Amount
2022	86,735
2023	23,515
Total minimum equipment financing payments	$110,250
Less: interest	(7,064)
Total equipment financing at December 31, 2021	$103,186
Less: current portion of equipment financing	(80,335)
Long-term portion of equipment financing	$22,851

Notes Payable – PPP Loan

	December 31, 2021		December 31, 2020
Payable To	Principal	Interest	Principal	Interest

PPP loan	$—		$1,410,270	1%
Total	—		1,410,270
Less current portion	—		(627,465)
Long-term portion	$—		$782,805

On April 23, 2020, the Company entered into a promissory note (the “Note”) with BBVA USA, which provides for a loan in the amount of $1,410,270 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan has a two-year term and bears interest at a rate of 1.00% per annum (APR 1.014%). Monthly principal and interest payments are deferred for seven months after the date of disbursement and was extended additional six months from the date of disbursement. The Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company applied for the PPP loan forgiveness and was granted forgiveness on February 1, 2021. At December 31, 2021 and December 31, 2020, the loan balance was zero and $1,410,270, respectively.

NOTE 8 – LINE OF CREDIT

The Company assumed a line of credit with Wells Fargo Bank upon the merger with ISA on April 1, 2015. The line of credit provided for borrowings up to $40,000 but is now closed. This line of credit has been paid in full as of May 5, 2020. The balance as of December 31, 2021 and December 31, 2020, was zero and zero, respectively, including accrued interest.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

NOTE 9 – CONTRACT ACCOUNTING

Contract Assets

Contract assets on uncompleted contracts represent costs and estimated earnings in excess of billings and/or cash received on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2021 and 2020, contract assets on uncompleted contracts consisted of the following:

	2021	2020
Costs and estimated earnings recognized	$5,266,930	$4,152,850
Less: Billings or cash received	(5,263,481)	(4,050,392)
Contract Assets	$3,449	$102,458

Contract Liabilities

Contract liabilities on uncompleted contracts represent billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method.

At December 31, 2021 and 2020, contract liabilities on uncompleted contracts consisted of the following:

	2021	2020
Billings and/or cash receipts on uncompleted contracts	$4,473,726	$2,978,007
Less: Costs and estimated earnings recognized	(3,041,088)	(2,268,454)
Contract Liabilities	$1,232,638	$709,553

NOTE 10 – DEFERRED COMPENSATION

As of December 31, 2021, and 2020, the Company has accrued $505,896 and $797,042, respectively, of deferred compensation relating to individual agreements with former CEO and sales staff, which are included in the accompanying consolidated balance sheet in accrued expenses.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Delinquent Payroll Taxes Payable

The Company has paid its delinquent IRS payroll taxes, late fees and outstanding state of California payroll taxes in full. At December 31, 2021 and December 31, 2020, the state payroll taxes payable balance was zero and $3,146, respectively.

Operating Lease Obligations

The Company had an operating lease agreement for office space of approximately 8,308 square feet that was amended on May 1, 2016 and again on April 1, 2019, increasing the office space to approximately 10,203 square feet, with the lease ending on October 31, 2021. The rent was subject to an annual escalation of 3%, beginning May 1, 2017.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

The Company entered a separate operating lease agreement of office and warehouse combination space of 4,400 square feet on June 1, 2018, with the lease originally ending May 31, 2021. On December 21, 2020, this lease was extended to October 31, 2021. The rent was subject to an annual escalation of 3%.

The Company had approximately 14,603 square feet of total office and warehouse space of as of December 31, 2020.

On July 26, 2021, the Company entered a new operating lease agreement of office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021 and ending April 30, 2032. This new space will combine the Company’s two separate work locations into one facility, which will allow for greater collaboration and also accommodate a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021 and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term will be calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021.

On November 1, 2021, the Company extended the leases of office space and warehouse space at its two prior facilities for a period of 30 days to accommodate delays moving to its new headquarters. The move was completed during 2021.

The Company had approximately 40,000 square feet of total office and warehouse space as of December 31, 2021.

As of December 31, 2021, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 10.4 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment.

The following table shows supplemental information related to leases:

	Year Ended December 31,
	2021	2020
Lease cost:
Operating lease cost	$414,085	$279,975
Short-term lease cost	21,628	21,341

Other information:
Operating cash outflow used for operating leases	285,959	344,307
Weighted average discount rate	9.0%	12.0%
Weighted average remaining lease term	10.4 years	0.8 years

At December 31, 2021, future minimum lease payments due under operating leases are as follows:

As of December 31, 2021
Fiscal year:
2022	$315,302
2023	696,869
2024	779,087
2025	798,556
2026	818,518
Thereafter	4,803,472
Total undiscounted future minimum lease payments	8,211,804
Less: Impact of discounting	(3,156,719)
Total present value of operating lease liabilities	5,055,085
Current portion	(315,302)
Operating lease liability, less current portion	$4,739,783

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

In accordance with the Separation Agreement, the Company will pay to Mr. Arcaini the total sum of $747,788. Notwithstanding the foregoing, the status of Mr. Arcaini as a “Specified Employee” as defined in Internal Revenue Code Section 409A has the effect of delaying any payments to Mr. Arcaini under the Separation Agreement for six months after the Separation Date. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company will continue to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. The remaining balance of approximately $479,000 as of December 31, 2021 is included in accrued expenses in the accompanying consolidated balance sheet. In addition, the Company will pay one-half of Mr. Arcaini’s current life insurance premiums for 36 months of approximately $1,200 per month and provide and pay for his health insurance for 36 months following the Separation Date of approximately $450 per month. Unvested options in the amount of 50,358 became exercisable and vested in their entirety on the Separation Date valued at $95,127. The Company made payment of his attorneys’ fees for legal work associated with the negotiation and drafting of the Separation Agreement of approximately $17,000.

NOTE 12 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2021 and 2020 consist of net operating loss carryforwards and differences in the book basis and tax basis of intangible assets.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Income tax benefit at U.S. statutory rate of 21%	$(1,261,869)	$(1,416,961)
State income taxes	(216,321)	(242,908)
Non-deductible expenses	64,553	135,152
Change in valuation allowance	1,413,637	1,524,717
Total provision for income tax	$—	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

The Company’s approximate net deferred tax assets as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforward	$8,247,427	$6,807,482
Intangible assets	5,553	31,841
Allowance for bad debt	—	—
	8,252,960	6,839,323
Valuation allowance	(8,252,960)	(6,839,323)
Net deferred tax assets	$—	$—

The gross operating loss carryforward was approximately $33,522,769 and $27,672,692 at December 31, 2021 and 2020, respectively. The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2021 and 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $1,413,637 in 2021.

The potential tax benefit arising from the net operating loss carryforward of $4,357,876 from the period prior to January 1, 2018 will expire in 2037. The potential tax benefit arising from the net operating loss carryforward of $3,848,467 from the period following to the Tax Cuts and Jobs Act’s effective date can be carried forward indefinitely within the annual usage limitations.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020, 2019 and 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 13 – STOCKHOLDERS’ EQUITY

2016 Equity Plan

We maintained the 2016 Equity Incentive Plan (the “2016 Plan”) for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The 2016 Plan terminated pursuant to its terms on December 31, 2020, although all outstanding awards on such date continue in full force and effect.

2021 Equity Plan

On May 12, 2021, the Board adopted, with shareholder approval as of July 15, 2021. The 2021 Equity Incentive Plan (the “2021 Plan”) providing for the issuance of up to 1,000,000 shares of our Common Stock. The purpose of the 2021 Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our shareholders.

General Description of the 2021 Plan

The following is a summary of the material provisions of the 2021 Plan and is qualified in its entirety by reference to the complete text of the 2021 Plan, which you are encouraged to read in full.

Administration

The 2021 Plan is administered by the Compensation Committee of the Board, which consists of three members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m). Among other things, the Compensation Committee has complete discretion, subject to the express limits of the 2021 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted, the terms and conditions of the award, the form of payment to be made and/or the number of shares of Common Stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the Common Stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements and may prescribe rules relating to the 2021 Plan. Notwithstanding the foregoing, the Compensation Committee does not have any authority to grant or modify an award under the 2021 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Grant of Awards; Shares Available for Awards

The 2021 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. We have reserved a total of 1,000,000 shares of Common Stock for issuance as or under awards to be made under the 2021 Plan. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2021 Plan.

Currently, there are 52 identified employees (including three executive officers, of which one is a director), four non-employee directors, and up to 50 other current or future staff members who would be eligible to receive stock options and/or shares of restricted stock under the 2021 Plan. Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the 2021 Plan as well.

Stock Options

The 2021 Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”); provided, however, that ISOs may only be issued if our shareholders approve the 2021 Plan at the Annual Meeting. Stock options may be granted on such terms and conditions as the Compensation Committee may determine; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of the Company’s Common Stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of the Company or a parent or subsidiary of the Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of our Common Stock covered by one or more ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

Stock Appreciation Rights

An SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying Common Stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, stock options granted under the 2021 Plan. An SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the Common Stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. An SAR that is not granted in tandem with a stock option is exercisable at such times as the Compensation Committee may specify.

Performance Share and Performance Unit Awards

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Unrestricted Stock Awards

An unrestricted stock award is a grant or sale of shares of our Common Stock to the participant that is not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to the Company or an affiliate or for other valid consideration.

Amendment and Termination

The Compensation Committee may adopt, amend and rescind rules relating to the administration of the 2021 Plan, and amend, suspend or terminate the 2021 Plan, but no such amendment, rescission, suspension or termination will be made that materially and adversely impairs the rights of any participant with respect to any award received thereby under the 2021 Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws.

Certain Federal Income Tax Consequences of the 2021 Plan

The following is a general summary of the federal income tax consequences under current U.S. tax law to the Company and to participants in the 2021 Plan who are individual citizens or residents of the United States for federal income tax purposes (“U.S. Participants”) of stock options, stock appreciation rights, restricted stock, performance shares, performance units, restricted stock units, distribution equivalent rights and unrestricted stock. It does not purport to cover all of the special rules including special rules relating to limitations on the ability of the Company to deduct the amounts for federal income tax purposes of certain compensation, special rules relating to deferred compensation, golden parachutes, participants subject to Section 16(b) of the Exchange Act or the exercise of a stock option with previously acquired shares of the Company’s Common Stock. For purposes of this summary, it is assumed that U.S. Participants will hold their shares of the Company’s Common Stock received under the 2021 Plan as capital assets within the meaning of Section 1221 of the Code. In addition, this summary does not address the non-U.S. state or local income or other tax consequences, or any U.S. federal non-income tax consequences, inherent in the acquisition, ownership, vesting, exercise, termination or disposition of an award under the 2021 Plan or shares of the Company’s Common Stock issued pursuant thereto. All participants are urged to consult with their own tax advisors concerning the tax consequences to them of an award under the 2021 Plan or shares of the Company’s Common Stock issued thereto pursuant to the 2021 Plan.

A U.S. Participant does not recognize taxable income upon the grant of a NQSO or an ISO. Upon the exercise of a NQSO, the U.S. Participant recognizes ordinary income in an amount equal to the excess, if any, of the fair market value of the shares acquired on the date of exercise over the exercise price paid therefor under the NQSO, and the Company will generally be entitled to a deduction for such amount at that time. If the U.S. Participant later sells shares acquired pursuant to the exercise of a NQSO, the U.S. Participant recognizes long-term or short-term capital gain or loss, depending on the period for which the shares were held. Long-term capital gain is generally subject to more favorable tax treatment than ordinary income or short-term capital gain. Upon the exercise of an ISO, the U.S. Participant does not recognize taxable income. If the U.S. Participant disposes of the shares acquired pursuant to the exercise of an ISO more than two years after the date of grant and more than one year after the transfer of the shares to the U.S. Participant, the U.S. Participant recognizes long-term capital gain or loss, and the Company will not be entitled to a deduction. However, if the U.S. Participant disposes of such shares prior to the end of the required holding period, all or a portion of the gain is treated as ordinary income and the Company is generally entitled to deduct such amount. In addition to the tax consequences described above, a U.S. Participant may be subject to the alternative minimum tax, which is payable to the extent it exceeds the U.S. Participant’s regular tax. For this purpose, upon the exercise of an ISO, the excess of the fair market value of the shares over the exercise price paid therefor under the ISO is a preference item for alternative minimum taxable income determination purposes. In addition, the U.S. Participant’s basis in such shares is increased by such excess for purposes of computing the gain or loss on the disposition of the shares for alternative minimum tax purposes.

A U.S. Participant does not recognize taxable income upon the grant of an SAR. The U.S. Participant has ordinary compensation income upon exercise of the SAR equal to the increase in the value of the underlying shares, and the Company will generally be entitled to a deduction for such amount.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

A U.S. Participant does not recognize taxable income upon the receipt of a performance share award until the shares are received. At such time, the U.S. Participant recognizes ordinary compensation income equal to the excess, if any, of the fair market value of the shares over any amount thereby paid for the shares, and the Company will generally be entitled to deduct such amount at such time.

A U.S. Participant does not recognize taxable income upon the receipt of a performance unit award, restricted stock unit award or dividend equivalent right award until a cash payment is received. At such time, the U.S. Participant recognizes ordinary compensation income equal to the amount of cash received, and the Company will generally be entitled to deduct such amount at such time.

A U.S. Participant who receives a grant of restricted stock generally recognizes ordinary compensation income equal to the excess, if any, of the fair market value of such shares of stock at the time the restriction lapses over any amount paid timely for the shares. Alternatively, the U.S. Participant may elect to be taxed on the fair market value of such shares at the time of grant. The Company thereby will generally be entitled to a deduction at the same time and in the same amount as the income required to be included by the U.S. Participant.

A U.S. Participant recognizes ordinary compensation income upon receipt of the shares under an unrestricted stock award equal to the excess, if any, of the fair market value of the shares over any amount paid thereby for the shares, and the Company will generally be entitled to deduct such amount at such time.

Series B Convertible Preferred Stock

The following summary of certain terms and provisions of our Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) is subject to, and qualified in its entirety by reference to, the terms and provisions set forth in our certificate of designation of preferences, rights and limitations of Series B Convertible Preferred Stock (the “Series B Convertible Preferred Certificate of Designation”) as previously filed. Subject to the limitations prescribed by our articles of incorporation, our board of directors is authorized to establish the number of shares constituting each series of preferred stock and to fix the designations, powers, preferences, and rights of the shares of each of those series and the qualifications, limitations and restrictions of each of those series, all without any further vote or action by our stockholders. Our board of directors has designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are validly issued, fully paid and non-assessable.

Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise. Effective November 24, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) which included the issuance of 2,830 shares of Series B Convertible Preferred Stock worth $2,830,000 (including the conversion of liabilities at a price of $1,000 per Class B Unit. . As of December 31, 2021 and 2020, respectively, there are 851 and 1,705 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

Series C Convertible Preferred Stock

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”), and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. As of December 31, 2021, there are 2,500 shares of Series C Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Under the Purchase Agreement, the Company was required to hold a meeting of shareholders at the earliest practical date, and such meeting occurred on July 15, 2021. Nasdaq Marketplace Rule 5635(d) limits the number of shares of common stock (or securities that are convertible into common stock) without shareholder approval and the terms of the Series C Convertible Preferred Stock limit its convertibility to a number of shares less than the 20% limit, until the Stockholder Approval is obtained. The Company obtained shareholder approval (the “Stockholder Approval”) in order to issue shares of common stock underlying the Series C Convertible Preferred Stock at a price less than the greater of book or market value which equal 20% or more of the number of shares of common stock outstanding before the issuance. As described below, the terms of the Series C Convertible Preferred Stock limited its convertibility to a number of shares less than the 20% limit, until the Stockholder Approval was obtained.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company filed with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series C Convertible Preferred Stock are convertible. The Company caused the registration statement to be declared effective on June 3, 2021. The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

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

Common stock issued for warrants

During the third quarter of 2020, 67,500 warrants previously issued as compensation for banking fees related to the 2020 offering, were released from a contractual “lock-up” pursuant to the terms of the raise lock-up. In addition, 1,197 warrants expired, and 9,450 warrants were cancelled and re-issued on the direction of the holder.

During the second quarter of 2021, warrants representing 205,574 shares were exercised by seven holders. All the exercises were cashless exercises with exercise prices of $7.70 and stock prices ranging from $9.25 to $11.14 resulting in a total of 50,588 common shares. No new warrants were issued during the third and fourth quarter of 2021.

Common stock issued for services and settlements

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

The Company issued 4,032 shares of common stock on August 5, 2021 for payment of accrued board fees to four directors in the amount of $30,000 for services to the Board.

The Company issued 7,223 shares of common stock on September 30, 2021 for payment of accrued board fees to five directors in the amount of $45,000 for services to the Board.

The Company issued 3,726 shares of common stock on November 5, 2021 for payment of accrued board fees to four directors in the amount of $19,167 for services to the Board.

The Company issued 9,560 shares of common stock on December 31, 2021 for payment of accrued board fees to four directors in the amount of $50,000 for services to the Board.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the year ended December 31, 2021 and 2020, was $262,411 and $454,770, respectively, for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2021, the total compensation cost for stock options not yet recognized was $95,166. This cost will be recognized over the remaining vesting term of the options of approximately 1.5 years.

Series B Convertible Preferred Stock

A holder of Series B Convertible Preferred Stock converted 854 shares into 122,000 shares of common stock, valued at $854,000 during the fourth quarter of 2021.

Series C Convertible Preferred Stock

A holder of Series C Convertible Preferred Stock converted 1,500 shares into 272,727 shares of common stock, valued at $1,500,000 during the fourth quarter of 2021.

A holder of Series C Convertible Preferred Stock converted 500 shares into 90,909 shares of common stock, valued at $500,000 during the fourth quarter of 2021.

Treasury Stock

In August 2016, the Company’s Board of Directors approved a new class of Preferred Stock, “Series A”. For shareholders who invested in previous private placements, the Company was offering on a case-by-case basis, the ability to convert the existing amount invested into an equivalent amount in the Series A on the condition that they invest an equivalent additional amount in the Series A. In December of 2017, the Company redeemed all of the Series A and continues to hold 235 shares purchased for $148,000 as a part of the original transaction. In December 2018, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value. The Company purchased 84 shares at $7.00 per shares and 140 shares at $6.30 per share. In 2019, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value. The Company purchased 115 shares at $10.08 per shares and 753 shares at $9.09 per share. Accordingly, as of December 31, 2021, and 2020, the Company held 1,324 shares of Company Series A stock at an aggregate value of $157,452.

NOTE 14 – COMMON STOCK OPTIONS AND WARRANTS

Options

2021

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2019	163,010	$14.00	3.4	—
Granted	450,290	$5.06	4.4	—
Forfeited	(161,402)	$14.00	—	—
Outstanding at December 31, 2020	451,898	$5.06	4.4	7,200
Exercisable at December 31, 2020	212,832	$5.76	4.2	—

Outstanding at December 31, 2020	451,898	$5.06	4.2	—
Granted	20,000	$4.32	4.0	—
Exercised/Forfeited	(40,632)	$14.00	—	—
Outstanding at December 31, 2021	431,266	$4.98	3.4	$197,506
Exercisable at December 31, 2021	312,310	$5.25	3.4	—

The fair value of the incentive stock option grants for the years ended December 31, 2021 and 2020 were estimated using the following weighted- average assumptions:

	For the Years Ended December 31,
	2021	2020
Risk free interest rate	0.18%	0.18% - 0.26%
Expected term in years	3.50	2.50 - 3.50
Dividend yield	—	—
Volatility of common stock	91.6%	68.00% - 86.24%
Estimated annual forfeitures	—	—

Warrants

2021

During the second quarter of 2021, warrants representing 205,574 shares were exercised by seven holders. All the exercises were cashless exercises with exercise prices of $7.70 and stock prices ranging from $9.25 to $11.14 resulting in a total of 50,588 common shares. No new warrants were issued during the third and fourth quarter of 2021.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2019	1,521,250	$8.78	3.9	—
Warrants expired, forfeited, cancelled or exercised	(23,116)
Warrants issued	89,419	$9.02	2.2	—
Outstanding at December 31, 2020	1,587,553	$8.62	2.0	—
Exercisable at December 31, 2020	1,587,553	$8.69	2.0	—

Outstanding at December 31, 2020	1,587,553	$8.62	2.0	—
Warrants expired, forfeited, cancelled or exercised	(232,517)
Warrants issued	21,430	$7.70	1.9	—
Outstanding at December 31, 2021	1,376,466	$8.18	1.9	—
Exercisable at December 31, 2021	1,376,466	$8.18	1.9	—

NOTE 15 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the twelve months ended December 31, 2021, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the twelve months ended December 31, 2021, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $111,759.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 16 – RELATED PARTY TRANSACTIONS

On August 1, 2012, the Company entered into an independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida limited liability company, owned by our former Chief Technology Officer, David Ponevac. The Services Agreement provided that Luceon would provide support services including management, coordination or software development services and related services to duos. In January 2019, additional services were contracted with Luceon for TrueVue360™ primarily for software development through the provision of 7 additional full-time contractors located in Slovakia at a cost of $16,250 for January initially, rising to $25,583 after fully staffed, per month starting February 2019. This was in addition to the existing contract of $7,480 per month for duos for 4 full-time contractors which increased to $8,231 per month in June of 2019. During 2020 efforts in reducing cost, Luceon reduced its staff for the TrueVue360 software development team from a staff of 7 to 3 full-time employees at a cost of $11,666 per month starting June 1, 2020. As of January 1, 2021, the Company no longer records activities in TrueVue360 and has combined billings for a total of $20,986 per month. For the nine months ended December 31, 2021 and 2020, the total amount expensed is $93,422 and $335,334, respectively. The Company had no open accounts payable with Luceon at December 31, 2021. On May 14, 2021, the Company formally ended its relationship with Luceon in concert with the resignation of our Chief Technology Officer and as such there is no longer a related party relationship.

NOTE 17 – SUBSEQUENT EVENTS

On January 1, 2022, the Company awarded certain senior management and key employees non-qualified stock options under the 2021 Equity Incentive Plan previously approved by the shareholders.  A total of 665,000 options were awarded by the Company’s Compensation Committee and approved by the Board, with a strike price of $6.41 per share, a five-year term and vesting equally over a three-year period.  The Options serve as a retention tool and contain key provisions that the holder must remain in good standing with the Company.

On January 11, 2022, a shareholder exercised a conversion of 710 and 1,790 shares of Series C Convertible Preferred stock collectively valued at $2.5 million for two related entities with a conversion price of $5.50 per common share resulting in the issuance of 129,091 and 325,455 shares of the Company’s Common Stock.

On February 3, 2022, the Company closed an offering of 1,325,000 shares of common stock in the amount of $5,300,000 before certain underwriting fees and offering expenses with net proceeds of $4,779,000.

On February 21, 2022, the Company closed a “over-allotment” offering of 198,750 shares of common stock in the amount of $795,000 before certain underwriting fees and offering expenses with net proceeds of $739,350. Both this and the previous offering were “takedowns” from a previously filed S3 “shelf” registration statement for the offer of up to $50,000,000 in the aggregate of Common Stock, Preferred Stock, Debt Securities, Warrants, Rights or Units from time to time in one or more offerings.

