Form 10-Q
period 2022-03-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2022-05-16
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 10, 2022, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 6,095,217.

SIGNATURES	34

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,329,863	$893,720
Accounts receivable, net	329,946	1,738,543
Contract assets	267,672	3,449
Inventory	322,764	298,338
Prepaid expenses and other current assets	838,981	354,613
Total Current Assets	7,089,226	3,288,663

Property and equipment, net	632,631	603,253
Operating lease right of use asset	4,848,129	4,925,765
Security deposit	600,000	600,000

OTHER ASSETS:
Patents and trademarks, net	65,554	66,482
Total Other Assets	65,554	66,482

TOTAL ASSETS	$13,235,540	$9,484,163

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$967,193	$1,044,500
Notes payable - financing agreements	166,657	52,503
Accrued expenses	587,471	618,093
Equipment financing payable-current portion	67,563	80,335
Operating lease obligations-current portion	395,468	315,302
Contract liabilities	2,364,018	1,829,311
Total Current Liabilities	4,548,370	3,940,044

Equipment financing payable, less current portion	11,664	22,851
Operating lease obligations, less current portion	4,729,710	4,739,783

Total Liabilities	9,289,744	8,702,678

Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,480,000 shares available to be designated	—	—
Series A redeemable convertible preferred stock, $10 stated value per share,500,000 shares designated; 0 issued and outstanding at March 31, 2022 and December 31, 2021 convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 851 and 851 issued and outstanding at March 31, 2022 and December 31, 2021, convertible into common stock at $7 per share	851,000	851,000
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 issued and outstanding at March 31, 2022 and 2,500 issued and outstanding at December 31, 2021,convertible into common stock at $5.50 per share	—	2,500,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 6,096,541 and 4,111,047 shares issued, 6,095,217 and 4,109,723 shares outstanding at March 31, 2022 and December 31, 2021, respectively	6,097	4,111
Additional paid-in-capital	51,387,818	43,080,877
Total stock and paid-in-capital	52,244,915	46,435,988
Accumulated deficit	(48,141,667)	(45,497,051)
Sub-total	4,103,248	938,937
Less: Treasury stock (1,324 shares of common stock at March 31, 2022 and December 31, 2021)	(157,452)	(157,452)
Total Stockholders' Equity	3,945,796	781,485

Total Liabilities and Stockholders' Equity	$13,235,540	$9,484,163

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

REVENUES:
Technology systems	$783,269	$1,490,298
Services and consulting	656,047	664,456
Total Revenues	1,439,316	2,154,754

COST OF REVENUES:
Technology systems	865,488	1,293,608
Services and consulting	351,762	358,172
Total Cost of Revenues	1,217,250	1,651,780

GROSS MARGIN	222,066	502,974

OPERATING EXPENSES:
Sales and marketing	283,894	311,801
Research and development	436,717	359,127
General and administration	2,143,073	1,654,346
Total Operating Expenses	2,863,684	2,325,274

LOSS FROM OPERATIONS	(2,641,618)	(1,822,300)

OTHER INCOME (EXPENSES):
Interest expense	(3,180)	(6,220)
Other income, net	182	1,422,497
Total Other Income (Expenses)	(2,998)	1,416,277

NET LOSS	$(2,644,616)	$(406,023)

Net Loss Per Share
Basic	$(0.49)	$(0.11)
Diluted	$(0.49)	$(0.11)

Weighted Average Shares-
Basic	5,353,620	3,535,339
Diluted	5,353,620	3,535,339

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Preferred Stock B		Preferred Stock C		Common Stock		Additional	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in-Capital	Deficit	Stock	Total

Balance December 31, 2021	851	$851,000	2,500	$2,500,000	4,111,047	$4,111	$43,080,877	$(45,497,051)	$(157,452)	$781,485

Series C preferred stock converted to common stock	—	—	(2,500)	$(2,500,000)	454,546	$455	$2,499,545	—	—	—

Stock options compensation	—	—	—	—	—	—	250,577	—	—	250,577

Common stock issued	—	—	—	—	1,523,750	1,524	6,093,476	—	—	6,095,000

Stock issuance cost	—	—	—	—	—	—	(576,650)	—	—	(576,650)

Stock issued for services	—	—	—	—	7,198	7	39,993	—	—	40,000

Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	(2,644,616)	—	(2,644,616)

Balance March 31, 2022	851	$851,000	—	$—	6,096,541	$6,097	$51,387,818	$(48,141,667)	$(157,452)	$3,945,796

Balance December 31, 2020	1,705	1,705,000	—	—	3,535,339	3,536	39,820,874	(39,488,150)	(157,452)	1,883,808

Stock options compensation	—	—	—	—	—	—	76,301	—	—	76,301

Series C preferred stock issued	—	—	4,500	4,500,000	—	—	—	—	—	4,500,000

Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	(406,023)	—	(406,023)

Balance March 31, 2021	1,705	$1,705,000	4,500	$4,500,000	3,535,339	$3,536	$39,897,175	$(39,894,173)	$(157,452)	$6,054,086

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,
	2022	2021

Cash from operating activities:
Net loss	$(2,644,616)	$(406,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,628	73,049
Stock based compensation	250,577	76,301
Stock issued for services	40,000	—
PPP loan forgiveness including accrued interest	—	(1,421,577)
Amortization of operating lease right of use asset	77,636	42,121
Changes in assets and liabilities:
Accounts receivable	1,449,908	(197,827)
Contract assets	(264,223)	64,892
Inventory	(24,426)	131,656
Prepaid expenses and other current assets	(264,687)	(124,077)
Accounts payable	(95,708)	90,332
Accrued expenses	(30,622)	(42,611)
Operating lease obligation	70,094	(44,241)
Contract liabilities	534,706	461,581
Net cash used in operating activities	(827,733)	(1,296,424)

Cash flows from investing activities:
Purchase of patents/trademarks	(600)	(7,435)
Purchase of fixed assets	(101,478)	(50,670)
Net cash used in investing activities	(102,078)	(58,105)

Cash flows from financing activities:
Repayments of insurance and equipment financing	(128,437)	(21,206)
Repayment of finance lease	(23,959)	(21,452)
Proceeds from common stock issued	6,095,000	—
Issuance cost	(576,650)	—
Proceeds from preferred stock issued	—	4,500,000
Net cash provided by financing activities	5,365,954	4,457,342

Net increase in cash	4,436,143	3,102,813
Cash, beginning of period	893,720	3,969,100
Cash, end of period	$5,329,863	$7,071,913

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,180	$5,671
Taxes paid	—	—

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$242,591	$215,654

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (the “Company”), through its operating subsidiaries, Duos Technologies, Inc. and TrueVue360, Inc. (collectively the “Company”), develops and deploys vision based analytical technology solutions that will help to transform precision railroading, logistics and inter-modal transportation operations. Additionally, these unique patented solutions can be employed into many other industries.

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

The Company also developed a proprietary Artificial Intelligence (AI) software platform, Truevue360™ with the objective of focusing the Company’s advanced intelligent technologies in the areas of AI, deep machine learning and advanced multi-layered algorithms to further support our solutions. The Company also offers technical support services for the above products.

The Company also provided professional and consulting services for large data centers and had developed a system for the automation of asset information marketed as DcVue™. The Company had deployed its DcVue software at one beta site. This software was used by Duos’ consulting auditing teams. DcVue was based upon the Company’s OSPI patent which was awarded in 2010. The Company offered DcVue available for license to our customers as a licensed software product. The Company ceased offering this product in 2021.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

Reclassifications

The Company reclassified certain expenses for the three months ended March 31, 2021 to conform to 2022 classification. There was no net effect on the total expenses of such reclassification.

The following tables reflect the reclassification adjustment effect in the three months ended March 31, 2021:

	Before Reclassification		After Reclassification
	For the		For the
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021		2021

REVENUES:		REVENUES:
Technology systems	$1,490,298	Technology systems	$1,490,298
Services and consulting	664,456	Services and consulting	664,456

Total Revenue	2,154,754	Total Revenue	2,154,754

COST OF REVENUES:		COST OF REVENUES:
Technology systems	1,895,485	Technology systems	1,293,608
Services and consulting	331,384	Services and consulting	358,172
Overhead	503,593	—	—

Total Cost of Revenues	2,730,462	Total Cost of Revenues	1,651,780

GROSS MARGIN	(575,708)	GROSS MARGIN	502,974

OPERATING EXPENSES:		OPERATING EXPENSES:
Sales and marketing	311,801	Sales and marketing	311,801
Research and development	61,033	Research and development	359,127
General and administration	873,758	General and administration	1,654,346

Total Operating Expenses	1,246,592	Total Operating Expenses	2,325,274

LOSS FROM OPERATIONS	$(1,822,300)	LOSS FROM OPERATIONS	$(1,822,300)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

Principles of Consolidation

The unaudited consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc and TrueVue360. Inc. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2022, the balance in one financial institution exceeded federally insured limits by approximately $4,827,300.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2022, four customers accounted for 24% (“Customer 2”), 35% (“Customer 1”), 13% (“Customer 3”) and 11% (“Customer 4”) of revenues. For the three months ended March 31, 2021, one customer accounted for 79% (“Customer 2”) of revenues. In all cases, there is no minimum contract value stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period. Each of the customers referenced has the following termination provisions:

•	Customer 1, termination can be made, prior to delivery of products or services, in the case where either party breaches any of its obligations under the agreement between the parties. The other party may terminate the agreement effective 15 Business Days following notice from the non-defaulting party, if the non-performance has not been cured within such period, and without prejudice to damages that could be claimed by the non-defaulting party. Either party may terminate the agreement if the other party becomes unable to pay its debts in the ordinary course of business; goes into liquidation (other than for the purpose of a genuine amalgamation or restructuring); has a receiver appointed over all or part of its assets; enters into a composition or voluntary arrangement with its creditors; or any similar event occurs in any jurisdiction, all to the extent permitted by law.

•	For Customer 2, prior to delivery of products or services, either party may terminate the agreement between the parties upon the other party’s material breach of a representation, warranty, term, covenant or undertaking in the agreement if, within 30 days following the delivery of a written notice to the defaulting party setting forth in reasonable detail the basis of such default, the defaulting party has not rectified such default to the reasonable satisfaction of the non-defaulting party. Failure to perform due to a force majeure condition shall not be considered a material default under the agreement.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

•	For Customer 3, prior to delivery of products or services if the customer terminates the statement of work for convenience, no refund of any advance payments will be due to Customer 3. ln the event of a material breach by the Company, which breach is not cured, or cure has not begun within 30 days of written notice to the Company by Customer 3, Customer 3 may terminate this statement of work for cause. In the event of termination by Customer 3 for cause, the Company shall reimburse Customer 3 any unused prepaid fees on a pro rata basis.

•	For Customer 4, if the customer terminates this Agreement for convenience, no refund, of any advance payments, will be due to Customer 4. In the event of a material breach by Duos, which breach is not cured, or cure has not begun within 30 days of written notice to Duos by Customer 4, Customer 4 may terminate this Agreement for cause. In the event of termination by Customer 4 for cause, Duos shall reimburse Customer any unused advanced payments or pre-paid fees on a pro rata basis.

At March 31, 2022, three customers accounted for 45%, 32% and 17% of accounts receivable. At December 31, 2021, two customers accounted for 81% and 10%, of accounts receivable. Much of the credit risk is mitigated since all of the customers listed here are Class 1 railroads or large government funded national railroad. The Class 1 railroads have a multi-year history of timely payments to us.

Geographic Concentration

For the three months ended March 31, 2022, approximately 54% of revenue was generated from three customers outside of the United States. For the three months ended March 31, 2021, approximately 86% of revenue was generated from three customers outside of the United States. These customers are Canadian and Mexican, and two of the three are Class 1 railroads operating in the United States.

Significant Vendors and Concentration of Credit Risk

At March 31, 2022, three vendors accounted for 13%, 14% and 18% of accounts payable. At December 31, 2021, one vendor accounted for 14% of accounts payable.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise or conversion of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At March 31, 2022, there was an aggregate of 1,376,466 outstanding warrants to purchase shares of common stock. At March 31, 2022, there were employee stock options to purchase an aggregate of 1,096,266 shares of common stock. Also, at March 31, 2022, 121,571 common shares were issuable upon conversion of Series B convertible preferred stock all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

Revenue Recognition

The Company follows Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), that affects the timing of when certain types of revenues will be recognized. The basic principles in ASC 606 include the following: a contract with a customer creates distinct contract assets and performance obligations, satisfaction of a performance obligation creates revenue, and a performance obligation is satisfied upon transfer of control to a good or service to a customer.

Revenue is recognized by evaluating our revenue contracts with customers based on the five-step model under ASC 606:

1.	Identify the contract with the customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to separate performance obligations; and

5.	Recognize revenue when (or as) each performance obligation is satisfied.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

The Company generates revenues from four sources:

1.	Technology Systems;

2.	AI Technology;

3.	Technical Support; and

4.	Consulting Services.

For revenues related to technology systems, the Company recognizes revenue over time using a cost-based input methodology in which significant judgment is required to estimate costs to complete projects. These estimated costs are then used to determine the progress towards contract completion and the corresponding amount of revenue to recognize.

Accordingly, the Company bases its technology systems revenue recognition on ASC 606-10-25-27, where control of a good or service transfers over time if the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date including a profit margin or reasonable return on capital. Control is deemed to pass to the customer instantaneously as the goods are manufactured and revenue is recognized accordingly.

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

Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred. Costs include direct material, direct labor, subcontract labor and other allocable direct costs. All un-allocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “contract assets”. Any billings of customers more than recognized revenues are recorded as a liability in “contract liabilities”. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

The Company has revenue from applications that incorporate artificial intelligence (AI) in the form of predetermined algorithms which provide important operating information to the users of our systems. The revenue generated from these applications of AI consists of a fixed fee related to the design, development, testing and incorporation of new algorithms into the system, which is recognized as revenue at a point in time upon acceptance, as well as an annual application maintenance fee, which is recognized as revenue ratably over the contracted maintenance term.

Technical support services are provided on both an as-needed and extended-term basis and may include providing both parts and labor. Maintenance and technical support provided outside of a maintenance contract are on an “as-requested” basis, and revenue is recognized over time as the services are provided. Revenue for maintenance and technical support provided on an extended-term basis is recognized over time ratably over the term of the contract.

The Company’s consulting services business generates revenues under contracts with customers from three sources: (1) Professional Services (consulting and auditing); (2) Software licensing with optional hardware sales; and (3) Customer service training and (4) Maintenance support.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

Multiple Performance Obligations and Allocation of Transaction Price

Arrangements with customers may involve multiple performance obligations including project revenue and maintenance services in our Intelligent Technology Systems business. Maintenance will occur after the project is completed and may be provided on an extended-term basis or on an as-needed basis. In our consulting services business, multiple performance obligations may include any of the above four sources. Training and maintenance on software products may occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product. Revenue recognition for a multiple performance obligations arrangement is as follows:

Each performance obligation is accounted for separately when each has value to the customer on a standalone basis and there is Company specific objective evidence of selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price of the items when sold separately. Once the selling price is allocated, the revenue for each performance obligations is recognized using the applicable criteria under GAAP as discussed above for performance obligations sold in single performance obligation arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting. The Company sells its various services and software and hardware products at established prices on a standalone basis which provides Company specific objective evidence of selling price for purposes of performance obligations relative selling price allocation. The Company only sells maintenance services or spare parts based on its established rates after it has completed a system integration project for a customer. The customer is not required to purchase maintenance services. All elements in multiple performance obligations arrangements with Company customers qualify as separate units of account for revenue recognition purposes.

Segment Information

The Company operates in one reportable segment.

Stock-Based Compensation

The Company accounts for employee and non-employee stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the grant date measurement and the recognition of compensation expense for all share-based payment awards made including employee stock options, restricted stock units, and employee stock purchases based on estimated fair values.

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

Leases

The Company follows ASC 842 “Leases”. This guidance requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities for most operating leases. In addition, this guidance requires that lessors separate lease and non-lease components in a contract in accordance with the revenue guidance in ASC 606.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2020, the FASB issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. We adopted this pronouncement for our fiscal year beginning January 1, 2022, and it did not have a material effect on our unaudited consolidated financial statements.

In May 2021, the FASB issued an accounting pronouncement (ASU 2021-04) related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. The pronouncement states that an entity should treat the modification as an exchange of the original instrument for a new instrument, and the effect of the modification should be calculated as the difference between the fair value of the modified instrument and the fair value of that instrument immediately before modification. An entity should then recognize the effect of the modification on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The pronouncement will be applied prospectively to all modifications that occur after the initial date of adoption. We adopted this pronouncement for our fiscal year beginning January 1, 2022, and it did not have a material effect on our unaudited consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – LIQUIDITY

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $2,644,616 for the three months ended March 31, 2022. During the same period, cash used in operating activities was $827,733. The working capital surplus and accumulated deficit as of March 31, 2022 were $2,540,856 and $48,141,667, respectively. In one previous financial report during 2021, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten common stock offering which was completed during the first quarter of 2022 (the “2022 Offering”).

During the previous 15 months, the Company has raised more than $10 million after fees and expenses, both from existing shareholders through the issuance of Series C Convertible Preferred Stock and in the first quarter of 2022, a follow-on common stock offering using its previously filed “shelf” registration. Although, further additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue, and eventually attain consistently profitable operations. Although the current global pandemic related to the coronavirus (COVID-19) has affected our operations, particularly in supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the pandemic and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least twelve months from the date of this report. A notable recent success is the “bonding” secured in the amount of approximately $8 million for a major project for which the Company recently received full “notice to proceed”.

The Company was successful in securing a loan of $1,410,270 during the second quarter of 2020 from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. This loan was forgiven in the first quarter of 2021 and leaves the Company essentially debt free other than the normal course of business equipment and insurance financing. The Company has also been successful in increasing its working capital surplus after receiving proceeds from the 2021 Offering of $4,500,000 and more recently, in the first quarter of 2022, receiving net proceeds of approximately $5,500,000 from the successful sales of common stock under the Company’s “shelf registration” statement as previously mentioned. This gives us the capital required to fund the fundamental business changes that we are executing including organization, product alignment and market focus and maintenance of our business strategy overall. In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During 2021, management took further significant actions including reorganizing our engineering and technical teams and selectively improving organizational efficiency to effectively grow the business in concert with the influx of business won in late 2021 and early 2022. Upon completion of the 2022 Offering, management has raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. The Company had experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients as a result of COVID-19 but this appears to be abating as time passes. We continue to be successful in identifying new business opportunities and are focused on maintaining a backlog of projects.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, recent events including an approximate $5.5 million injection of funds from a sale of common stock, significant recent orders and the overall stabilization of the business indicate that there is no longer substantial doubt for the Company to continue as a going concern for a period of twelve months from the issuance of this report. We will continue executing the plan to grow our business and eventually achieve profitability without the requirement to raise additional capital for existing operations for 2022 although we may do so to fund selective opportunities that may arise. Management has extensively evaluated our requirements for the next 12 months and has determined that the Company currently has sufficient cash to operate for at least that period.

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$16,349	7.75%	$22,266	7.75%
Third Party - Insurance Note 2	—	—	12,667	6.24%
Third Party - Insurance Note 3	9,792	—	17,570	—
Third Party - Insurance Note 4	140,516	—	—	—
Total	$166,657		$52,503

The Company entered into an agreement on December 23, 2021 with its insurance provider by issuing a $22,266 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 7.75% payable in monthly installments of principal and interest totaling $2,104 through November 23, 2022. The balance of Insurance Note 1 as of March 31, 2022 and December 31, 2021 was $16,349 and $22,266, respectively.

The Company entered into an agreement on April 15, 2021 with its insurance provider by issuing a note payable in the amount of $62,041, secured with an annual interest rate of 6.24% and payable in 10 monthly installments of principal and interest totaling $6,383. At March 31, 2022 and December 31, 2021, the balance of Insurance Note 2 was zero and $12,667, respectively.

The Company entered into an agreement on September 15, 2021 with its insurance provider by issuing a note payable in the amount of $19,965 and payable in 10 monthly installments of $1,997. At March 31, 2022 and December 31, 2021, the balance of Insurance Note 3 was $9,792 and $17,570, respectively.

The Company entered into an agreement on February 3, 2021 with its insurance provider by issuing a note payable in the amount of $215,654 with a down payment paid in the amount of $37,000 on April 6, 2021 and ten monthly installments of $17,899. The Company received a refund for the annual audit of the policy resulting in the refund being applied to the outstanding amount of $35,787. The policy renewed on February 3, 2022 in the amount of $242,591 with a down payment paid in the amount of $41,854 and payable in ten monthly installments of $20,074. At March 31, 2022 and December 31, 2021, the balance of Insurance Note 4 was $140,516 and zero, respectively.

Equipment Financing

The Company entered into an agreement on August 26, 2019 with an equipment financing company by issuing a $147,810 secured note, with an annual interest rate of 12.72% and payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022. The Company entered into an additional agreement on May 22, 2020 with the same equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At March 31, 2022 and December 31, 2021, the balance of these notes was $79,227 and $103,186, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

At March 31, 2022, future minimum lease payments due under the equipment financing is as follows:

As of March 31,	Amount
2022	60,187
2023	23,515
Total minimum equipment financing payments	$83,702
Less: interest	(4,475)
Total equipment financing at March 31, 2022	$79,227
Less: current portion of equipment financing	(67,563)
Long term portion of equipment financing	$11,664

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement of office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021 and ending April 30, 2032. This new space will combine the Company’s two separate work locations into one facility, which will allow for greater collaboration and also accommodate a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021 and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term will be calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. The right of use asset balance at March 31, 2022, net of amortization, was $4,848,129.

As of March 31, 2022, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 10.2 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Three Months Ended March 31,
	2022	2021
Lease cost:
Operating lease cost	$193,980	$68,578
Short-term lease cost	6,749	4,928

Other information:
Operating cash outflow used for operating leases	46,250	75,784
Weighted average discount rate	9.0%	12.0%
Weighted average remaining lease term	10.2 years	0.6 years

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

As of March 31, 2022, future minimum lease payments due under operating leases are as follows:

Amount
Fiscal year:
2022	$269,052
2023	696,869
2024	779,087
2025	798,556
2026	818,518
Thereafter	4,803,472
Total undiscounted future minimum lease payments	8,165,554
Less: Impact of discounting	(3,040,376)
Total present value of operating lease obligations	5,125,178
Current portion	(395,468)
Operating lease obligations, less current portion	$4,729,710

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

In accordance with the Separation Agreement, the Company will pay to Mr. Arcaini the total sum of $747,788. Notwithstanding the foregoing, the status of Mr. Arcaini as a “Specified Employee” as defined in Internal Revenue Code Section 409A has the effect of delaying any payments to Mr. Arcaini under the Separation Agreement for six months after the Separation Date. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company will continue to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. The remaining balance of approximately $416,000 as of March 31, 2022 is included in accrued expenses in the accompanying unaudited consolidated balance sheet. In addition, the Company will pay one-half of Mr. Arcaini’s current life insurance premiums for 36 months of approximately $1,200 per month and provide and pay for his health insurance for 36 months following the Separation Date of approximately $450 per month. Unvested options in the amount of 50,358 became exercisable and vested in their entirety on the Separation Date valued at $95,127. The Company made payment of his attorneys’ fees for legal work associated with the negotiation and drafting of the Separation Agreement of approximately $17,000.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock issued

On January 11, 2022, a shareholder converted 710 and 1,790 shares of Series C Convertible Preferred stock collectively with a stated value of $2.5 million owned by two entities related to each other with a conversion price of $5.50 per common share resulting in the issuance of 129,091 and 325,455 shares of the Company’s Common Stock.

On February 3, 2022, the Company closed an offering of 1,325,000 shares of common stock in the amount of $5,300,000 or $4 per share before certain underwriting fees and offering expenses with net proceeds of $4,779,000.

On February 21, 2022, the Company closed a “over-allotment” offering of 198,750 shares of common stock in the amount of $795,000 or $4 per share before certain underwriting fees and offering expenses with net proceeds of $739,350. Both this and the previous offering were “takedowns” from a previously filed “shelf” registration statement for the offer of up to $50,000,000 in the aggregate of Common Stock, Preferred Stock, Debt Securities, Warrants, Rights or Units from time to time in one or more offerings.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

Series B Convertible Preferred Stock

The following summary of certain terms and provisions of our Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) is subject to, and qualified in its entirety by reference to, the terms and provisions set forth in our certificate of designation of preferences, rights and limitations of Series B Convertible Preferred Stock (the “Series B Convertible Preferred Certificate of Designation”) as previously filed. Subject to the limitations prescribed by our articles of incorporation, our board of directors is authorized to establish the number of shares constituting each series of preferred stock and to fix the designations, powers, preferences, and rights of the shares of each of those series and the qualifications, limitations and restrictions of each of those series, all without any further vote or action by our stockholders. Our board of directors has designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock with a stated value of $1,000 per share. The shares of Series B Convertible Preferred Stock are validly issued, fully paid and non-assessable.

Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise. Effective November 24, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) which included the issuance of 2,830 shares of Series B Convertible Preferred Stock worth $2,830,000 (including the conversion of liabilities at a price of $1,000 per Class B Unit. As of March 31, 2022 and December 31, 2021, respectively, there are 851 and shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”), and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. In January 2022, the 4,500 outstanding shares of Series C Convertible Preferred Stock were converted into 454,546 shares of common stock.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2022 and 2021, was $250,577 and $76,301 respectively, for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. At March 31, 2022, the total compensation cost for stock options not yet recognized was $1,421,156. This cost will be recognized over the remaining vesting term of the options ranging from six months to two- and one-half years.

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

On January 1, 2022, the Company awarded certain senior management and key employees non-qualified stock options under the 2021 Plan.  Specifically, a total of 665,000 options were awarded by the Company’s Compensation Committee and approved by the Board, with a strike price of $6.41 per share, a five- year term and vesting equally over a three-year period.  The Options serve as a retention tool and contain key provisions that the holder must remain in good standing with the Company. The options were valued on the grant date at 1,563,708 using a Black-Scholes model with the following assumptions: (1) expected term of 3.5 years using the simplified method, (2) expected volatility rate of 72% based on historical volatility, (3) dividend yield of zero , and (4) a discount rate of 0.97%.

As of March 31, 2022, and December 31, 2021, options to purchase a total of 1,096,266 shares of common stock and 431,266 shares of common stock were outstanding, respectively. Of the total of 1,096,266 options issued, 271,266 and 271,266 options were issued under the 2016 Plan, 665,000 and zero were issued under the 2021 Plan and a further 160,000 and 160,000 non-plan options to purchase common stock were outstanding as of March 31, 2022 and December 31, 2021, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO.

For the three months ended March 31, 2022, the Company has recorded an option expense for all options outstanding in the amount of $250,577.

Warrants

No new warrants were issued during the first quarter of 2022. At March 31, 2022 and December 31, 2021, warrants outstanding were 1,376,466 and 1,376,466, respectively.

NOTE 6 - REVENUE

Revenue Recognition and Contract Accounting

The Company generates revenue from four sources: (1) Technology Systems; (2) AI Technology which is included in the consolidated statements of operations line-item Technology systems; (3) Technical Support; and (4) Consulting Services which is included in the unaudited consolidated statements of operations line-item Services and consulting.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred. Costs include direct material, direct labor, subcontract labor and other allocable direct costs. All un-allocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “contract assets”. Any billings of customers more than recognized revenues are recorded as a liability in “contract liabilities”. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined.

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

Artificial Intelligence

The Company has revenue from applications that incorporate artificial intelligence (AI) in the form of predetermined algorithms which provide important operating information to the users of our systems. The revenue generated from these applications of AI consists of a fixed fee related to the design, development, testing and incorporation of new algorithms into the system, which is recognized as revenue at a point in time upon acceptance, as well as an annual application maintenance fee, which revenue is recognized ratably over the contracted maintenance term.

Technical Support

Maintenance and technical support services are provided on both an as-needed and extended-term basis and may include providing both parts and labor. Maintenance and technical support provided outside of a maintenance contract are on an as-requested basis, and revenue is recognized over time as the services are provided. Revenue for maintenance and technical support provided on an extended-term basis is recognized over time ratably over the term of the contract.

For sales arrangements that do not involve multiple performance obligations such as professional services, which are of short-term duration, revenues are recognized when services are completed.

Consulting Services

The Company’s consulting services business generates revenues under contracts with customers from three sources: (1) Professional Services (consulting and auditing); (2) Software licensing with optional hardware sales; and (3) Customer Service (training and maintenance support).

(1)	Revenues for professional services, which are of short-term duration, are recognized when services are completed;
(2)	For all periods reflected in this report, software license sales have been one-time sales of a perpetual license to use our software product and the customer also has the option to purchase third-party manufactured handheld devices from us if they purchase our software license. Accordingly, the revenue is recognized at a point in time upon delivery of the software and delivery of the hardware, as applicable, to the customer;
(3)	Training sales are one-time upfront short-term training sessions and are recognized at a point in time after the service has been performed; and
(4)	Maintenance/support is an optional product sold to our software license customers under one-year contracts. Accordingly, maintenance payments received upfront are deferred and recognized over time ratably over the contract term.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

Contract assets and contract liabilities on uncompleted contracts for revenues recognized over time are as follow:

Contract Assets

Contract assets on uncompleted contracts represent revenues recognized in excess of billings and/or cash received on uncompleted contracts accounted for under the cost-to-cost input method, which recognizes revenue based on the ratio of cost incurred to total estimated costs.

At March 31, 2022 and December 31, 2021, contract assets on uncompleted contracts consisted of the following:

	March 31, 2022	December 31, 2021
Cumulative revenues recognized	$348,826	$5,266,930
Less: Billings or cash received	(81,154)	(5,263,481)
Contract assets	$267,672	$3,449

Contract Liabilities

Contract liabilities, on uncompleted contracts represent billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the cost-to-cost input method, which recognizes revenues based on the ratio of the cost incurred to total estimated costs.

Contract liabilities, services and consulting revenues represent billings or cash received in excess of revenue recognizable on service agreements that are not accounted for under the cost to cost method.

At March 31, 2022 and December 31, 2021, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	March 31, 2022	December 31, 2021
Billings and/or cash receipts on uncompleted contracts	$2,243,607	$4,273,726
Less: Cumulative revenues recognized	(1,387,734)	(3,041,088)
Contract liabilities, technologies systems	855,873	1,232,638
Contract liabilities, services and consulting	1,508,145	596,673
Total contract liabilities	$2,364,018	$1,829,311

The Company expects to recognize all contract liabilities within 12 months from the consolidated balance sheet date.

Disaggregation of Revenue

The Company is following the guidance of ASC 606-10-55-296 and 297 for disaggregation of revenue. Accordingly, revenue has been disaggregated according to the nature, amount, timing and uncertainty of revenue and cash flows. We are providing qualitative and quantitative disclosures.

Qualitative:

1.	We have four distinct revenue sources:

a.	Turnkey, engineered projects;

b.	Associated maintenance and support services;

c.	Licensing and professional services related to auditing of data center assets; and

d.	Predetermined algorithms to provide important operating information to the users of our systems.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

2.	We currently operate in North America including the USA, Mexico and Canada.

3.	Our customers include rail transportation, commercial, government, banking and IT suppliers.

4.	Our contracts are fixed price and fall into two duration types:

a.	Turnkey engineered projects and professional service contracts that are less than one year in duration and are typically two to three months in length; and

b.	Maintenance and support contracts ranging from one to five years in length.

5.	Transfer of goods and services are over time.
6.	Goods delivered at point in time.

  Quantitative:

For the Three Months Ended March 31, 2022

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,007,273	$17,300	$152,142	$262,601	$1,439,316

Major Goods and Service Lines

Turnkey Projects	$520,657	$(498)	$131,921	$—	$652,080
Maintenance and Support	486,616	17,798	20,221	131,412	656,047
Software License	—	—	—	—	—
Algorithms	—	—	—	131,189	131,189
	$1,007,273	$17,300	$152,142	$262,601	$1,439,316

Timing of Revenue Recognition

Goods transferred over time	$520,657	$(498)	$131,921	$—	$652,080
Goods delivered at point in time	—	—	—	131,189	131,189
Services transferred over time	486,616	17,798	20,221	131,412	656,047
	$1,007,273	$17,300	$152,142	$262,601	$1,439,316

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

For the Three Months Ended March 31, 2021

Segments	Rail	Commercial	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,757,446	$55,842	$28,560	$22,829	$132,977	$157,100	$2,154,754

Major Goods and Service Lines

Turnkey Projects	$1,323,322	$—	$8,339	$1,537	$—	$—	$1,333,198
Maintenance and Support	434,124	55,842	20,221	21,292	—	—	531,479
Data Center Auditing Services	—	—	—	—	130,592	—	130,592
Software License	—	—	—	—	2,385	—	2,385
Algorithms	—	—	—	—	—	157,100	157,100
	$1,757,446	$55,842	$28,560	$22,829	$132,977	$157,100	$2,154,754

Timing of Revenue Recognition

Goods transferred over time	$1,323,322	$—	$8,339	$1,537	$132,977	$—	$1,466,175
Goods delivered point in time	—	—	—	—	—	157,100	157,100
Services transferred over time	434,124	55,842	20,221	21,292	—	—	531,479
	$1,757,446	$55,842	$28,560	$22,829	$132,977	$157,100	$2,154,754

NOTE 7 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the three months ended March 31, 2022, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the three months ended March 31, 2022, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $29,064.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2022 (Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

On August 1, 2012, the Company entered into an independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida limited liability company, owned by our former Chief Technology Officer, David Ponevac. The Services Agreement provided that Luceon would provide support services including management, coordination or software development services and related services to duos. In January 2019, additional services were contracted with Luceon for TrueVue360™ primarily for software development through the provision of 7 additional full-time contractors located in Slovakia at a cost of $16,250 for January initially, rising to $25,583 after fully staffed, per month starting February 2019. This was in addition to the existing contract of $7,480 per month for duos for 4 full-time contractors which increased to $8,231 per month in June of 2019. During 2020 efforts in reducing cost, Luceon reduced its staff for the TrueVue360 software development team from a staff of 7 to 3 full-time employees at a cost of $11,666 per month starting June 1, 2020. As of January 1, 2021, the Company no longer records activities in TrueVue360 and has combined billings for a total of $20,986 per month. For the three months ended March 31, 2022 and 2021, the total amount expensed is zero and $62,958, respectively. The Company had no open accounts payable with Luceon at March 31, 2022. On May 14, 2021, the Company formally ended its relationship with Luceon in concert with the resignation of our Chief Technology Officer and as such there is no longer a related party relationship.

NOTE 9 – SUBSEQUENT EVENTS

On April 22, 2022, an employee tendered their resignation with an effective date of May 13, 2022. The employee had previously been awarded 30,000 non-qualified plan options which were unvested which have been forfeited as a result of the resignation.

On April 28, 2022, a previously identified key employee tendered their resignation with an immediate effective date. The employee had previously been awarded 60,000 non-qualified plan options which were unvested which have been forfeited as a result of the resignation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc. (the “Company”), and its operating subsidiaries, Duos Technologies, Inc. (“Duos”) and TrueVue360, Inc (“TrueVue360”, Duos Technologies Group, Inc. and Duos, collectively the “Company” “we”, “our”, and “us”) from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “aim,” “project,” “target,” “will,” “may,” “should,” “forecast” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements typically address the Company’s expected future business and financial performance and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

These factors include, but are not limited to, risks related to the Company’s ability to continue as a going concern, the Company’s ability to generate sufficient cash to continue and expand operations, the competitive environment generally and in the Company’s specific market areas, changes in technology, the availability of and the terms of financing, changes in costs and availability of goods and services, economic conditions in general and in the Company’s specific market areas, changes in federal, state and/or local government laws and regulations potentially affecting the use of the Company’s technology, changes in operating strategy or development plans and the ability to attract and retain qualified personnel. The Company cautions that the foregoing list of risks, uncertainties and factors is not exclusive. Additional information concerning these and other risk factors is contained in the Company’s most recently filed Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, recent Current Reports on Form 8-K, and other filings filed by the Company with the SEC, which are available at the SEC’s website, http://www.sec.gov. The Company believes its plans, intentions and expectations reflected in or suggested by these forward-looking statements are based on reasonable assumptions. No assurance, however, can be given that the Company will achieve or realize these plans, intentions or expectations. Indeed, it is likely that some of the Company’s assumptions may prove to be incorrect. The Company’s actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material. Each forward-looking statement speaks only as of the date of the particular statement. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above.

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

Overview

Duos Technologies Group, Inc. (the “Company”) was incorporated in Florida on May 31, 1994 under the original name of Information Systems Associates, Inc. Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, the Company entered negotiations with Duos Technologies, Inc. (“Duos”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby Duos became a wholly owned subsidiary of the Company. Duos was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, has a current staff of 66 people of which 58 are full time and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, Centraco®.

The Company has developed the Railcar Inspection Portal (“RIP”) which provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are in transit. The system, which incorporates a variety of sophisticated optical technologies, illumination and other sensors, scans each passing railcar to create an extremely high-resolution image set from a variety of angles including the undercarriage. These images are then processed through various methods of artificial intelligence algorithms to identify specific defects and/or areas of interest on each railcar. This is all accomplished within seconds of a railcar passing through our portal. We believe this solution has the potential to transform the railroad industry immediately increasing safety, improving efficiency and reducing costs. The Company has successfully deployed this system with several Class 1 railroad customers and anticipates an increased demand from transit and other railroad customers along with selected government agencies that operate and/or manage rail traffic in the future. Government agencies can conduct digital inspections combined with the incorporated artificial intelligence (“AI”) to improve rail traffic flow across borders which also directly benefits the Class 1 railroads through increasing their velocity.

The Company has also developed the Automated Logistics Information System (“ALIS”) which automates gatehouse operations where transport trucks enter and exit large logistics and intermodal facilities. This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline operations, and significantly improve operations and security and importantly dramatically improves the vehicle throughput on each lane on which the technology is deployed.

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

The Company also developed a proprietary Artificial Intelligence software platform, Truevue360™ with the objective of focusing the Company’s advanced intelligent technologies in the areas of AI, deep machine learning and advanced multi-layered algorithms to further support our solutions.

The Company also provided professional and consulting services for large data centers and had developed a system for the automation of asset information marketed as DcVue™. The Company had deployed its DcVue software at one beta site. This software was used by Duos’ consulting auditing teams. DcVue was based upon the Company’s OSPI patent which was awarded in 2010. The Company offered DcVue available for license to our customers as a licensed software product. The Company ceased offering this product in 2021.

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

Prospects and Outlook

The Company’s focus is to improve operational and technical execution which, we believe, will in turn enable the commercial side of the business to expand RIP and ALIS delivery into existing customers and to expand and diversify our current customer base. Even though COVID-19 is expected to still be an issue during 2022, the Company’s primary customers have indicated readiness to order more equipment and services should the Company execute as expected on key deliverables.

Additionally, the Company is making engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA) and Association of American Railroad (AAR) standards. Similar upgrades are also being developed to improve the ALIS system. These upgrades will continue to be released throughout 2022 and are expected to drive revenue growth this year and beyond.

The Company is expanding its focus in the rail industry to encompass passenger transportation and was awarded a large, multi-year contract with a national rail carrier. The Company anticipates that it will deliver at least two RIP solutions along with a long-term services agreement in 2022 and completing delivery during the first quarter of 2023.

Although the Company’s prospects and outlook are anticipated to be favorable for 2022, investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control and unexpected macro events can have a severe impact on the business. Please see the risk factors identified in “Item 1A – Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended
	March 31,
	2022	2021

Revenues	$1,439,316	$2,154,754
Cost of revenues	1,217,250	1,651,780
Gross margin	222,066	502,974
Operating expenses	2,863,684	2,325,274
Loss from operations	(2,641,618)	(1,822,300)
Other income (expense)	(2,998)	(1,416,277)
Net loss	$(2,644,616)	$(406,023)

Revenues

	For the Three Months Ended
	March 31,
	2022	2021	% Change
Revenues:
Technology systems	$783,269	$1,490,298	-47%
Services and consulting	656,047	664,456	-1%
Total revenues	$1,439,316	$2,154,754	-33%

The decrease in overall revenues for the quarter ended March 31, 2022 is primarily related to the timing of new installations in the technology systems portion of our business, which was driven by delays in receiving anticipated “notices to proceed” for new contracts expected earlier in the year, and supply chain issues which are extending deadlines for shipment of key components used in our technology systems. While certain orders were delayed from 2021 into 2022, we remain encouraged by the breadth and scope of recent bids in which we have participated. Management cautions that because of the delays in anticipated start dates, certain installations may produce revenues towards the end of 2022, some of which may ultimately be recorded in 2023. Additionally, although the industries in which we operate are showing early signs of recovery from the delays as a result of the COVID-19 pandemic, other macro-economic effects are anticipated to impact us, including inflation and the current supply chain issues. The effect of this will be to push some revenue recognition later in the year or into 2023. The effects of inflation are not quantifiable at the current time but are beginning to be evident in increased costs for materials and labor. These effects may result in higher costs for project implementation that cannot be wholly or even partially passed on to our customers and thus resulting in delaying our progress towards profitability.

We believe the Company’s capital structure allows us to weather the unexpected delays without significant operational impact and enables us to pursue large projects requiring the ability to deploy major resources. It should be noted that the Company increased its working capital in late 2021 to account for an increase in pre-contract procurement activities to avoid a slowdown in revenues caused by delays in receiving certain components. The Company undertook a major review of operations during 2021 and made significant changes in staffing, including hiring additional engineering staff and revamping its software development and Artificial Intelligence staffing. Although the Company implemented a “rapid development” initiative in early 2021, which was intended to enable the Company to respond to market driven demand more quickly, this effort has been somewhat negated by ongoing supply chain issues. This effort was expected to shorten delivery times on major projects and result in significant revenue growth in the last six months of 2021 and beyond, the previously discussed supply chain issues have not allowed the anticipated benefits to be realized at this time. The Company is monitoring the situation and had continued to procure materials ahead of formal contract award late in the first quarter of 2022.

The services portion of revenues are driven by the successful completion of projects and represent services and support for those installations. The Company expects growth with new revenue from existing customers, including services revenue as the result of new maintenance contracts being established on installations coming on-line during 2022. The Company also anticipates renewals of existing contracts and a shift to the next generation of technology systems which are currently being installed.

Cost of Revenues

	For the Three Months Ended
	March 31,
	2022	2021	% Change
Cost of revenues:
Technology systems	$865,488	$1,293,608	-33%
Services and consulting	351,762	358,172	-2%
Total cost of revenues	$1,217,250	$1,651,780	-26%

Cost of revenues largely comprises equipment, labor and overhead necessary to support the implementation of new systems and support and maintenance of existing systems.

Cost of revenues on technology systems decreased during the three months ended March 31, 2022 compared to the equivalent period in 2021, which is consistent with the decrease in revenues. However, the percentage decrease in cost of revenues for technology systems for the current year period compared to the prior year period was lower than the percentage decrease in revenues from technology systems for the current year period compared to the prior year period. The higher level of cost compared to revenues was mainly due to higher costs of materials due to supply chain disruptions and inflation, as well as additional work being necessary on certain of the Company’s installations to resolve newly identified quality issues. While we expect that macro-economic factors will continue to drive prices, the Company expects its structural realignment to aid in lowering costs as a percentage of the overall system price going forward. As previously noted, the Company’s organization and related cost structure was realigned to provide the capability to manufacture, install and support multiple production systems simultaneously. In accordance with this shift in structure, certain staff were re-assigned or replaced, and new staff added in key areas, particularly software engineering, IT and AI.

In conjunction with these organizational changes, increased costs are now being recognized against project and support revenues. While there is a continued focus on construction costs and savings through efficiency, the Company has elected to expand its key employees in 2021 and early 2022 in anticipation of expected sales growth in technology systems and services. These changes had a negative impact on the gross margin (see below) during the quarter ended March 31, 2022, but this is expected to be a short-term impact, which we believe will be offset by anticipated increases in revenue later in 2022. We also expect these changes to have a positive long-term impact as we believe they will enable the Company to deliver a higher number of systems in a given period, with a shorter period of implementation and with better quality and reliability, as operations become standardized in anticipation of expected higher demand for systems, particularly in the rail industry.

Cost of revenues on services and consulting decreased in the three months ended March 31, 2022 compared to the prior year period in line with the decrease in revenues from services and consulting for the current year period as compared to the prior year period. While relatively flat when comparing the first quarter of 2022 and the equivalent period in 2021, an overall positive trend on service and consulting revenue is expected to continue as the Company expects that as more of the revenue will be derived from recurring revenue. Costs of revenues on services and consulting are expected to increase in future years but at a slower rate than revenue growth. The Company focused on streamlining support operations in 2021, and despite the additional resources allocated to these activities in anticipation of higher recurring revenue in 2022 and beyond, we expect higher gross margins as the Company grows.

As discussed previously, the impact of inflation may negatively affect the costs of revenues such that we may experience higher costs for materials and labor, including higher employee and sub-contractor costs that cannot be passed along in all cases. Management is continuing to monitor this situation and expects to take actions as the full impact of these cost increases is understood. This may take the form of higher prices and continued evaluation of costs to attempt to reduce the overall costs to offset the additional expenses, although this is not assured.

Gross Margin

	For the Three Months Ended
	March 31,
	2022	2021	% Change

Revenues	$1,439,316	$2,154,754	-33%
Cost of revenues	1,217,250	1,651,780	-26%
Gross margin	$222,066	$502,974	-56%

As previously discussed, the Company has revamped its operations to support an anticipated increase in the number of new systems going forward. The resultant additional cost of revenues was not covered by a comparable increase in revenues during the first quarter of 2022. The main reason for the continuing high level of cost is higher costs of materials due to supply chain disruptions and inflation. However, we anticipate an improvement in the overall gross margin for the full year of 2022, with much of the improvement expected to occur in the second half of the year. Certain macro-economic factors, which are driving increased costs for materials and labor, may result in higher costs for project implementation that cannot be wholly or even partially passed on to our customers, which may result in delaying our progress towards profitability into 2023.

Operating Expenses

	For the Three Months Ended
	March 31,
	2022	2021	% Change
Operating expenses:
Sales and marketing	$283,894	$311,801	-9%
Research and development	436,717	359,127	22%
General and administration	2,143,073	1,654,346	30%
Total operating expenses	$2,863,684	$2,325,274	23%

Overall operating expenses during the three months ended March 31, 2022 increased by 23% compared to the equivalent period in 2021. Increases in research and development costs and general and administration costs during the current year period were offset by a decrease in sales and marketing costs during the period. The overall increase is primarily related to the Company’s efforts to revamp its operations to support an anticipated increase in the number of new systems going forward. The increase is also related to higher rent, as during the fourth quarter of 2021, a new operating lease agreement of office and warehouse combination space commenced. This new space will combine the Company’s two separate work locations into one facility, which will allow for greater collaboration and also accommodate a larger anticipated workforce and manufacturing facility. The increase in research and development costs was also driven by customer demand for the development of new components related to our technology systems.

Loss from Operations

The loss from operations for the three months ended March 31, 2022 and 2021 were $2,641,618 and $1,822,300, respectively. The increase in losses from operations was primarily the result of lower revenues recorded in the quarter as a consequence of delays in the start of new projects and delays in the receipt of materials for production. There was also higher relative cost of sales related to higher costs of materials resulting from supply chain disruptions and inflation.

Other Income/Expense

Other expense for the three months ended March 31, 2022 was $2,998 compared to other income of $1,416,277 in the comparative period of 2021. The change is primarily due to PPP loan forgiveness recorded in the first quarter of 2021.

Net Loss

The net loss for the three months ended March 31, 2022 and 2021 was $2,644,616 and $406,023, respectively. The increase in net loss was mostly attributed to lower revenue in the current quarter and the PPP loan forgiveness recorded in the first quarter of 2021. Net loss per common share was $0.49 and $0.11 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of March 31, 2022, the Company has a working capital surplus of $2,540,856 and a net loss of $2,644,616.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(827,733)	$(1,296,424)
Net cash used in investing activities	(102,078)	(58,105)
Net cash provided by financing activities	5,365,954	4,457,342
Net increase in cash	$4,436,143	$3,102,813

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was $827,733 and $1,296,424, respectively. The decrease in net cash used in operations for the three months ended March 31, 2022 was the result of lower expenditures related to current technology systems projects due to the timing of project award and delays in the receipt of materials. In addition, there are several changes in assets and liabilities compared to the previous period that decreased the use of cash in operations, notably the change in accounts receivable due to the timing of project invoicing milestones and cash receipts.

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $102,078 and $58,105, respectively, representing an increase in the purchase of various fixed assets for computer equipment and product development.

Net cash provided by financing activities for the three months ended March 31, 2022 and 2021 was $5,365,954 and $4,457,342, respectively. Cash flows provided by financing activities during the three-month period in 2022 were primarily attributable to net proceeds of approximately $5,500,000 from the successful sale of common stock under the the Company’s “shelf registration” statement. Cash flows from financing activities during the three-month period in 2021 were primarily attributable to the issuance of Series C Convertible Preferred Stock for $4,500,000.

During 2022, we funded our operations through the sale of our equity (or equity linked) securities, and through revenues generated and cash received from ongoing project execution, services and associated maintenance revenues. As of May 10, 2022, we have cash on hand of approximately $4,030,000. We have approximately $165,500 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. We believe our current capital and revenues are sufficient to fund such expansion and our operations over the next twelve months, although we are now less dependent on timely payments by our customers for projects and work in process. However, we expect such timely payments to continue. Material cash requirements will be satisfied within the normal course of business including substantial upfront payments from our customers prior to starting projects. In some limited cases, the Company may elect to purchase materials and supplies in advance of contract award but where there is a high probability of that award.

Demand for our products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. Because a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations may continue to be adversely affected by our competitors and prolonged recession periods, although these are not considered to be a factor at present.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $2,644,616 for the three months ended March 31, 2022. During the same period, net cash used in operating activities was $827,733. The working capital surplus and accumulated deficit as of March 31, 2022 were $2,540,856 and $48,141,667 respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering receiving net proceeds of approximately $5,500,000 from the successful sales of common stock which was completed during the first quarter of 2022 (the “2022 Offering”).

As previously noted, in 2021, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock.

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

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, recent events, including a $5,500,000 injection of funds from a sale of securities, significant recent orders and the overall stabilization of the business, indicate that there is not a substantial doubt for the Company to continue as a going concern for a period of twelve months from the issuance of this report. We continue executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations for 2022, although we may do so to fund selective opportunities that may arise. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash to operate for at least that period.

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

Stock-Based Compensation

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

Revenue Recognition

The Company follows Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), that affects the timing of when certain types of revenues will be recognized. The basic principles in ASC 606 include the following: a contract with a customer creates distinct contract assets and performance obligations, satisfaction of a performance obligation creates revenue, and a performance obligation is satisfied upon transfer of control to a good or service to a customer.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt, and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 31, 2022.

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

DUOS TECHNOLOGIES GROUP, INC.
Date: May 16, 2022	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: May 16, 2022	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

