Form 10-Q
period 2022-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2022-08-12
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

7660 Centurion Parkway, Suite 100, Jacksonville, Florida 32256
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 9, 2022, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 6,105,885.

SIGNATURES	37

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,268,429	$893,720
Accounts receivable, net	321,260	1,738,543
Contract assets	702,372	3,449
Inventory	780,218	298,338
Prepaid expenses and other current assets	718,294	354,613

Total Current Assets	8,790,573	3,288,663

Property and equipment, net	601,824	603,253
Operating lease right of use asset	4,767,219	4,925,765
Security deposit	740,793	600,000

OTHER ASSETS:
Patents and trademarks, net	76,911	66,482
Software development costs, net	14,583	—
Total Other Assets	91,494	66,482

TOTAL ASSETS	$14,991,903	$9,484,163

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,306,992	$1,044,500
Notes payable - financing agreements	166,686	52,503
Accrued expenses	515,477	618,093
Equipment financing payable-current portion	54,373	80,335
Operating lease obligations-current portion	510,028	315,302
Contract liabilities	5,015,450	1,829,311

Total Current Liabilities	7,569,006	3,940,044

Equipment financing payable, less current portion	—	22,851
Operating lease obligations, less current portion	4,591,541	4,739,783

Total Liabilities	12,160,547	8,702,678

Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,480,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at June 30, 2022 and December 31, 2021 convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 851 and 851 issued and outstanding at June 30, 2022 and December 31, 2021, convertible into common stock at $7 per share	851,000	851,000
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 issued and outstanding at June 30, 2022 and 2,500 issued and outstanding at December 31, 2021, convertible into common stock at $5.50 per share	—	2,500,000
Common stock: $0.001 par value; 500,000,000 shares authorized, 6,107,209 and 4,111,047 shares issued, 6,105,885 and 4,109,723 shares outstanding at June 30, 2022 and December 31, 2021, respectively	6,107	4,111
Additional paid-in-capital	51,616,040	43,080,877
Total stock & paid-in-capital	52,473,147	46,435,988
Accumulated deficit	(49,484,339)	(45,497,051)
Sub-total	2,988,808	938,937
Less: Treasury stock (1,324 shares of common stock at June 30, 2022 and December 31, 2021)	(157,452)	(157,452)
Total Stockholders' Equity	2,831,356	781,485

Total Liabilities and Stockholders' Equity	$14,991,903	$9,484,163

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUES:
Technology systems	$2,780,045	$100,401	$3,563,314	$1,590,699
Services and consulting	837,097	548,267	1,493,144	1,212,723

Total Revenues	3,617,142	648,668	5,056,458	2,803,422

COST OF REVENUES:
Technology systems	1,974,302	506,128	2,839,790	1,799,738
Services and consulting	360,226	412,299	711,988	770,471

Total Cost of Revenues	2,334,528	918,427	3,551,778	2,570,209

GROSS MARGIN	1,282,614	(269,759)	1,504,680	233,213

OPERATING EXPENSES:
Sales and marketing	375,986	351,251	659,880	663,053
Research and development	530,339	468,561	967,056	876,656
General and Administration	1,770,764	1,858,896	3,913,837	3,464,272

Total Operating Expenses	2,677,089	2,678,708	5,540,773	5,003,981

LOSS FROM OPERATIONS	(1,394,475)	(2,948,468)	(4,036,093)	(4,770,768)

OTHER INCOME (EXPENSES):
Interest expense	(2,706)	(5,541)	(5,886)	(11,761)
Other income, net	54,509	1,129	54,691	1,423,626

Total Other Income (Expenses)	51,803	(4,412)	48,805	1,411,865

NET LOSS	$(1,342,672)	$(2,952,880)	$(3,987,288)	$(3,358,903)

Basic Net Loss Per Share	$(0.22)	$(0.83)	$(0.70)	$(0.95)
Diluted Net Loss Per Share	$(0.22)	$(0.83)	$(0.70)	$(0.95)

Weighted Average Shares - Basic	6,096,541	3,553,718	5,727,133	3,544,579
Weighted Average Shares - Diluted	6,096,541	3,553,718	5,727,133	3,544,579

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock B		Preferred Stock C		Common Stock		Additional	Accumulated
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in-Capital	Deficit	Treasury Stock	Total

Balance December 31, 2021	851	$851,000	2,500	$2,500,000	4,111,047	$4,111	$43,080,877	$(45,497,051)	$(157,452)	$781,485

Series C preferred stock converted to common stock	—	—	(2,500)	(2,500,000)	454,546	455	2,499,545	—	—	—

Stock options compensation	—	—	—	—	—	—	250,577	—	—	250,577

Common stock issued for cash	—	—	—	—	1,523,750	1,524	6,093,476	—	—	6,095,000

Stock issuance cost	—	—	—	—	—	—	(576,650)	—	—	(576,650)

Stock issued for services	—	—	—	—	7,198	7	39,993	—	—	40,000

Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	(2,644,616)	—	(2,644,616)

Balance March 31, 2022	851	$851,000	—	$—	6,096,541	$6,097	$51,387,818	$(48,141,667)	$(157,452)	$3,945,796

Stock options compensation	—	—	—	—	—	—	188,232	—	—	188,232

Stock issued for services	—	—	—	—	10,668	10	39,990	—	—	40,000

Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	—	(1,342,672)	—	(1,342,672)

Balance June 30, 2022	851	$851,000	—	$—	6,107,209	$6,106	$51,616,040	$(49,484,339)	$(157,452)	$2,831,356

Balance December 31, 2020	1,705	1,705,000	—	—	3,535,339	3,536	39,820,874	(39,488,150)	(157,452)	1,883,808

Stock options compensation	—	—	—	—	—	—	76,301	—	—	76,301

Series C preferred stock issued	—	—	4,500	4,500,000	—	—	—	—	—	4,500,000

Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	(406,023)	—	(406,023)

Balance March 31, 2021	1,705	$1,705,000	4,500	$4,500,000	3,535,339	$3,536	$39,897,175	$(39,894,173)	$(157,452)	$6,054,086

Stock options compensation	—	—	—	—	—	—	76,862	—	—	76,862

Common stock issued for cash less warrants exercised	—	—	—	—	50,588	50	(50)	—	—	—

Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	—	(2,952,880)	—	(2,952,880)

Balance June 30, 2021	1,705	$1,705,000	4,500	$4,500,000	3,585,927	$3,586	$39,973,987	$(42,847,053)	$(157,452)	$3,178,068

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

Cash from operating activities:
Net loss	$(3,987,288)	$(3,358,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,627	171,382
Stock based compensation	438,809	153,163
Stock issued for services	80,000	—
PPP loan forgiveness including accrued interest	—	(1,421,577)
Amortization of operating lease right of use asset	158,547	106,676
Changes in assets and liabilities:
Accounts receivable	1,458,592	902,871
Contract assets	(698,923)	(50,331)
Inventory	(481,880)	(20,166)
Prepaid expenses and other current assets	(218,198)	118,221
Accounts payable	268,425	(69,638)
Payroll taxes payable	—	(3,146)
Accrued expenses	(108,550)	66,338
Operating lease obligation	46,485	(110,843)
Contract liabilities	3,186,138	297,050
Net cash provided (used) in operating activities	287,784	(3,218,903)

Cash flows from investing activities:
Purchase of patents/trademarks	(13,660)	(7,435)
Purchase of software development	(15,000)	—
Purchase of fixed assets	(140,549)	(184,492)
Net cash used in investing activities	(169,209)	(191,927)

Cash flows from financing activities:
Repayments of insurance and equipment financing	(213,404)	(191,798)
Repayment of finance lease	(48,812)	(43,527)
Proceeds from common stock issued	6,095,000	—
Issuance cost	(576,650)	—
Proceeds from preferred stock issued	—	4,500,000
Net cash provided by financing activities	5,256,134	4,264,675

Net increase in cash	5,374,709	853,845
Cash, beginning of period	893,720	3,969,100
Cash, end of period	$6,268,429	$4,822,945

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,984	$22,339
Taxes paid	$1,264	$—

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$327,586	$303,487

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

Reclassifications

The Company reclassified certain expenses for the three months ended June 30, 2021 to conform to 2022 classification. There was no net effect on the total expenses of such reclassification.

The following tables reflect the reclassification adjustment effect in the three months ended June 30, 2021:

	Before Reclassification		After Reclassification
	For the		For the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2021		2021

REVENUES:		REVENUES:
Technology systems	$100,401	Technology systems	$100,401
Services and consulting	548,267	Services and consulting	548,267

Total Revenue	648,668	Total Revenue	648,668

COST OF REVENUES:		COST OF REVENUES:
Technology systems	1,214,370	Technology systems	506,128
Services and consulting	378,319	Services and consulting	412,299
Overhead	593,231	—	—

Total Cost of Revenues	2,185,920	Total Cost of Revenues	918,427

GROSS MARGIN	(1,537,252)	GROSS MARGIN	(269,759)

OPERATING EXPENSES:		OPERATING EXPENSES:
Sales and marketing	351,251	Sales and marketing	351,251
Research and development	79,131	Research and development	468,561
General and administration	980,834	General and administration	1,858,896

Total Operating Expenses	1,411,216	Total Operating Expenses	2,678,708

LOSS FROM OPERATIONS	$(2,948,467)	LOSS FROM OPERATIONS	$(2,948,467)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

The Company reclassified certain expenses for the six months ended June 30, 2021 to conform to 2022 classification. There was no net effect on the total expenses of such reclassification.

The following tables reflect the reclassification adjustment effect in the six months ended June 30, 2021:

	Before Reclassification		After Reclassification
	For the		For the
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2021		2021

REVENUES:		REVENUES:
Technology systems	$1,590,699	Technology systems	$1,590,699
Services and consulting	1,212,723	Services and consulting	1,212,723

Total Revenue	2,803,422	Total Revenue	2,803,422

COST OF REVENUES:		COST OF REVENUES:
Technology systems	3,109,855	Technology systems	1,799,738
Services and consulting	709,703	Services and consulting	770,471
Overhead	1,096,824	—	—

Total Cost of Revenues	4,916,382	Total Cost of Revenues	2,570,209

GROSS MARGIN	(2,112,960)	GROSS MARGIN	233,213

OPERATING EXPENSES:		OPERATING EXPENSES:
Sales and marketing	663,052	Sales and marketing	663,053
Research and development	140,164	Research and development	876,656
General and administration	1,854,592	General and administration	3,464,272

Total Operating Expenses	2,657,808	Total Operating Expenses	5,003,981

LOSS FROM OPERATIONS	$(4,770,768)	LOSS FROM OPERATIONS	$(4,770,768)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

Principles of Consolidation

The unaudited consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc and TrueVue360 Inc. All inter-company transactions and balances are eliminated in consolidation.

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of June 30, 2022, the balance in one financial institution exceeded federally insured limits by approximately $5,835,950.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2022, four customers accounted for 22% (“Customer 2”), 26% (“Customer 1”), 24% (“Customer 3”) and 18% (“Customer 4”) of revenues. For the six months ended June 30, 2021, one customer accounted for 69% (“Customer 2”) of revenues. In all cases, there is no minimum contract value stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period. Each of the customers referenced has the following termination provisions:

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

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

•

For Customer 4, if the customer terminates this Agreement for convenience, no refund, of any advance payments, will be due to Customer 4 and after taking appropriate mitigating actions, may submit to the Customer a claim for termination costs. Such costs will not exceed the unpaid balance of the contract. In the event of a material breach by Duos, which breach is not cured, or cure has not begun within 10 days of written notice to Duos by Customer 4, Customer 4 may terminate this Agreement for cause. In the event of termination by Customer 4 for cause, Duos shall reimburse Customer for any costs, losses and damages suffered or incurred arising from such event of default. Duos has secured a Performance and Payment Bond for specific project work be undertaken by the Company for Customer 4.

At June 30, 2022, four customers accounted for 46%, 20%, 15% and 12% of accounts receivable. At December 31, 2021, two customers accounted for 81% and 10%, of accounts receivable. Much of the credit risk is mitigated since all of the customers listed here are Class 1 railroads or large government funded national railroad. The Class 1 railroads have a multi-year history of timely payments to us.

Geographic Concentration

For the six months ended June 30, 2022, approximately 51% of revenue was generated from three customers outside of the United States. For the six months ended June 30, 2021, approximately 75% of revenue was generated from three customers outside of the United States. These customers are Canadian and Mexican, and two of the three are Class 1 railroads operating in the United States.

Significant Vendors and Concentration of Credit Risk

At June 30, 2022, two vendors accounted for 17% and 11% of accounts payable. At December 31, 2021, one vendor accounted for 14% of accounts payable.

One supplier accounted for approximately 12% of total purchases for the six months ended June 30, 2022. One supplier accounted for approximately 21% of total purchases for six months ended June 30, 2021.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise or conversion of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At June 30, 2022, there was an aggregate of 1,376,466 outstanding warrants to purchase shares of common stock. At June 30, 2022, there were employee stock options to purchase an aggregate of 986,266 shares of common stock. Also, at June 30, 2022, 121,571 common shares were issuable upon conversion of Series B convertible preferred stock all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

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

Technology Systems

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

Technical Support

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

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

In August 2020, the FASB issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. The Company early adopted this pronouncement for our fiscal year beginning January 1, 2022, and it did not have a material effect on our unaudited consolidated financial statements.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

NOTE 2 – LIQUIDITY

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $3,987,288 for the six months ended June 30, 2022. During the same period, cash provided in operating activities was $287,784. The working capital surplus and accumulated deficit as of June 30, 2022 were $1,221,567 and $49,484,339, respectively. In one previous financial reporting period during 2021, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten common stock offering which was completed during the first quarter of 2022 (the “2022 Offering”).

During the previous 18 months, the Company has raised more than $10 million after fees and expenses, both from existing shareholders through the issuance of Series C Convertible Preferred Stock and in the first quarter of 2022, a follow-on common stock offering using its previously filed “shelf” registration. Although, further additional investment is not assured, the Company believes that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity and the recent improvement in the capital markets. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue, and eventually attain consistently profitable operations. Although the current global pandemic related to the coronavirus (COVID-19) has affected our operations, particularly in supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the pandemic and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least twelve months from the date of this report. A notable recent success is the “bonding” secured in the amount of approximately $8 million for a major project for which the Company recently received full “notice to proceed”.

The Company was successful in securing a loan of $1,410,270 during the second quarter of 2020 from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. This loan was forgiven in the first quarter of 2021 and leaves the Company essentially debt free other than the normal course of business equipment and insurance financing as reflected in Note 3 to these financial statements. The Company has also been successful in increasing its working capital surplus after receiving proceeds in 2021 of $4,500,000 and more recently, in the first quarter of 2022, receiving net proceeds of approximately $5,500,000 from the successful sales of common stock under the Company’s “shelf registration” statement as previously mentioned. This gives us the capital required to fund the fundamental business changes that we are executing including organization, product alignment and market focus and maintenance of our business strategy overall. In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During 2021, management took further significant actions including reorganizing our engineering and technical teams and selectively improving organizational efficiency to effectively grow the business in concert with the influx of business won in late 2021 and early 2022. Upon completion of the 2022 Offering, management has raised sufficient working capital to meet its needs for the next 12-months without the need to raise further capital. The Company had experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients as a result of COVID-19 but this appears to be abating as time passes. We continue to be successful in identifying new business opportunities and are focused on maintaining a backlog of projects.

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, recent events including an approximate $5.5 million injection of funds from the 2022 Offering, significant recent orders and the overall stabilization of the business indicate that there is no longer substantial doubt for the Company to continue as a going concern for a period of twelve months from the issuance of this report. We will continue executing the plan to grow our business and eventually achieve profitability without the requirement to raise additional capital for existing operations for 2022 although we may do so to fund selective opportunities that may arise. Management has extensively evaluated our requirements for the next 12 months and has determined that the Company currently has sufficient cash to operate for at least that period.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$10,317	7.75%	$22,266	7.75%
Third Party - Insurance Note 2	52,441	6.24%	12,667	6.24%
Third Party - Insurance Note 3	3,918	—	17,570	—
Third Party - Insurance Note 4	100,010	—	—	—
Total	$166,686		$52,503

The Company entered into an agreement on December 23, 2021 with its insurance provider by issuing a $22,266 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 7.75% payable in monthly installments of principal and interest totaling $2,104 through November 23, 2022. The balance of Insurance Note 1 as of June 30, 2022 and December 31, 2021 was $10,317 and $22,266, respectively.

The Company entered into an agreement on April 15, 2021 with its insurance provider by issuing a note payable (Insurance Note 2) in the amount of $62,041, secured with an annual interest rate of 6.24% and payable in 10 monthly installments of principal and interest totaling $6,383. The policy renewed on April 15, 2022 and, in connection therewith, the Company issued a new note payable to the insurer on April 15, 2022 in the amount $63,766 secured with an annual interest rate of 6.24% and payable in 11 monthly installments of principal and interest totaling $5,979. At June 30, 2022 and December 31, 2021, the balance of Insurance Note 2 was $52,441 and $12,667, respectively.

The Company entered into an agreement on September 15, 2021 with its insurance provider by issuing a note payable (Insurance 3) in the amount of $19,965 and payable in 10 monthly installments of $1,997. At June 30, 2022 and December 31, 2021, the balance of Insurance Note 3 was $3,918 and $17,570, respectively.

The Company entered into an agreement on February 3, 2021 with its insurance provider by issuing a note payable (Insurance 4) in the amount of $215,654 with a down payment paid in the amount of $37,000 on April 6, 2021 and ten monthly installments of $17,899. The Company received a refund on October 5, 2021 for the annual audit of the policy resulting in the refund being applied to the outstanding amount of $35,787. The policy renewed on February 3, 2022 and, in connection therewith, the Company issued a new note payable to the insurer in the amount of $242,591 with a down payment paid in the amount of $41,854 and payable in ten monthly installments of $20,074. At June 30, 2022 and December 31, 2021, the balance of Insurance Note 4 was $100,010 and zero, respectively.

Equipment Financing

The Company entered into an agreement on August 26, 2019 with an equipment financing company by issuing a $147,810 note secured by the equipment being financed, with an annual interest rate of 12.72% and payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022. The Company entered into an additional agreement on May 22, 2020 with the same equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At June 30, 2022 and December 31, 2021, the balance of these notes was $54,373 and $103,186, respectively.

At June 30, 2022, future minimum lease payments due under the equipment financing is as follows:

Calendar year:	Amount
2022	33,441
2023	23,515
Total minimum equipment financing payments	$56,956
Less: interest	(2,583)
Total equipment financing at June 30, 2022	$54,373
Less: current portion of equipment financing	54,373
Long term portion of equipment financing	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021 and ending April 30, 2032. This new space will combine the Company’s two separate work locations into one facility, which will allow for greater collaboration and also accommodate a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021 and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term will be calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. The right of use asset balance at June 30, 2022, net of amortization, was $4,767,219.

As of June 30, 2022, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 9.9 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Six Months Ended June 30,
	2022	2021
Lease cost:
Operating lease cost	$389,813	$145,856
Short-term lease cost	17,922	10,806

Other information:
Operating cash outflow used for operating leases	185,000	151,568
Weighted average discount rate	9.0%	12.0%
Weighted average remaining lease term	9.9 years	0.3 years

As of June 30, 2022, future minimum lease payments due under operating leases are as follows:

Amount
Calendar year:
2022	$193,988
2023	696,869
2024	779,087
2025	798,556
2026	818,518
Thereafter	4,803,472
Total undiscounted future minimum lease payments	8,090,490
Less: Impact of discounting	(2,988,921)
Total present value of operating lease obligations	5,101,569
Current portion	(510,028)
Operating lease obligations, less current portion	$4,591,541

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

Executive Severance Agreement

Pursuant to a separation agreement with Gianni Arcaini, our former Chief Executive Officer and Chairman of the Board (the “Separation Agreement”) , Mr. Arcaini’s employment with the Company ended on September 1, 2020 (“Separation Date”). The Separation Agreement provides that he will receive separation payments over a 36-month period equal to his base salary plus $75,000 as well as certain limited health and life insurance benefits. The Separation Agreement also contains confidentiality, non-disparagement and non-solicitation covenants and a release of claims by Mr. Arcaini.

In accordance with the Separation Agreement, the Company will pay to Mr. Arcaini the total sum of $747,788. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company will continue to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. The remaining balance of approximately $354,000 as of June 30, 2022 is included in accrued expenses in the accompanying unaudited consolidated balance sheet. In addition, the Company will pay one-half of Mr. Arcaini’s current life insurance premiums for 36 months of approximately $1,200 per month and provide and pay for his health insurance for 36 months following the Separation Date of approximately $450 per month, which are also included in accrued expenses as described above.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock issued

On January 11, 2022, shareholders converted 710 and 1,790 shares of Series C Convertible Preferred stock collectively with a stated value of $2.5 million owned by two entities related to each other with a conversion price of $5.50 per common share resulting in the issuance of 129,091 and 325,455 shares of the Company’s common stock.

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

On March 31, 2022, the Company issued 7,198 shares of common stock for payment of board fees to four directors in the amount of $40,000 for services to the board which was expensed during the three months ended March 31, 2022.

On June 30, 2022, the Company issued 10,668 shares of common stock for payment of board fees to four directors in the amount of $40,000 for services to the board which was expensed during the three months ended June 30, 2022.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise. The Series B Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Corporation to the holders of the common stock. Effective November 24, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement which included the issuance of 2,830 shares of Series B Convertible Preferred Stock worth $2,830,000 (including the conversion of liabilities at a price of $1,000 per Class B Unit). As of June 30, 2022 and December 31, 2021, respectively, there are 851 and 851 shares of Series B Convertible Preferred Stock issued and outstanding.

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

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”), and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. In January 2022, the 2,500 outstanding shares of Series C Convertible Preferred Stock were converted into 454,546 shares of common stock. As of June 30, 2022 and December 2021, respectively, there were zero and 2,500 shares of Series C Convertible Preferred Stock issued and outstanding.

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

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2022 and 2021, was $438,809 and $153,163 respectively, for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the grant-date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. At June 30, 2022, the total compensation cost for stock options not yet recognized was $961,405. This cost will be recognized over the remaining vesting term of the options ranging from six months to two- and one-half years.

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

On January 1, 2022, the Company awarded certain senior management and key employees non-qualified stock options under the 2021 Plan.  Specifically, a total of 665,000 options were awarded by the Company’s Compensation Committee and approved by the Board, with a strike price of $6.41 per share, a five- year term and vesting equally over a three-year period.  The options serve as a retention tool and contain key provisions that the holder must remain in good standing with the Company. The options were valued on the grant date at $1,563,708 using a Black-Scholes model with the following assumptions: (1) expected term of 3.5 years using the simplified method, (2) expected volatility rate of 72% based on historical volatility, (3) dividend yield of zero, and (4) a discount rate of 0.97%.

As of June 30, 2022, and December 31, 2021, options to purchase a total of 986,266 (net of forfeitures discussed below) shares of common stock and 431,266 shares of common stock were outstanding, respectively and at June 30, 2022, 344,599 options were exercisable. Of the total pre-forfeiture options issued, 271,266 and 271,266 options were outstanding under the 2016 Plan, 665,000 and no options were outstanding under the 2021 Plan and a further 160,000 and 160,000 non-plan options to purchase common stock were outstanding as of June 30, 2022 and December 31, 2021, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO in the fourth quarter of 2020.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

During the second quarter of 2022, 110,000 options were forfeited that had previously been awarded as a part of the 2021 Equity Incentive Plan. The forfeitures were the result of three employees who had previously been awarded those options with a 3-year vesting requirement resigning from the Company without being vested either in part or in whole. The forfeitures resulted in a credit to payroll expense of $38,969 during the quarter.

For the six months ended June 30, 2022, the Company has recorded an option expense for all options outstanding in the amount of $438,809.

Warrants

No new warrants were issued during the first half of 2022. At June 30, 2022 and December 31, 2021, warrants outstanding were 1,376,466 and 1,376,466, respectively.

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

At June 30, 2022 and December 31, 2021, contract assets on uncompleted contracts consisted of the following:

	June 30, 2022	December 31, 2021
Cumulative revenues recognized	$2,018,047	$5,266,930
Less: Billings or cash received	(1,315,675)	(5,263,481)
Contract assets	$702,372	$3,449

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

At June 30, 2022 and December 31, 2021, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	June 30, 2022	December 31, 2021
Billings and/or cash receipts on uncompleted contracts	$6,340,948	$4,273,726
Less: Cumulative revenues recognized	(2,431,095)	(3,041,088)
Contract liabilities, technologies systems	3,909,853	1,232,638
Contract liabilities, services and consulting	1,105,597	596,673
Total contract liabilities	$5,015,450	$1,829,311

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

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

Qualitative:

1.	We have four distinct revenue sources:

a.	Technology Systems (Turnkey, engineered projects);

b.	AI Technology (Associated maintenance and support services);

c.	Technical Support (Licensing and professional services related to auditing of data center assets); and

d.	Consulting Services (Predetermined algorithms to provide important operating information to the users of our systems).

2.	We currently operate in North America including the USA, Mexico and Canada.

3.	Our customers include rail transportation, commercial, government, banking and IT suppliers.

4.	Our contracts are fixed price and fall into two duration types:

a.	Turnkey engineered projects and professional service contracts that are less than one year in duration and are typically two to three months in length; and

b.	Maintenance and support contracts ranging from one to five years in length.

5.	Transfer of goods and services are over time.
6.	Goods delivered at point in time.

  Quantitative:

For the Three Months Ended June 30, 2022

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$3,315,171	$26,697	$38,737	$236,537	$3,617,142

Major Goods and Service Lines

Turnkey Projects	$2,675,426	$—	$18,517	$—	$2,693,943
Maintenance and Support	639,745	26,697	20,220	150,435	837,097

Algorithms	—	—	—	86,102	86,102
	$3,315,171	$26,697	$38,737	$236,537	$3,617,142

Timing of Revenue Recognition

Goods transferred over time	$2,675,426	$—	$18,517	$—	$2,693,943
Goods delivered at point in time	—	—	—	86,102	86,102
Services transferred over time	639,745	26,697	20,220	150,435	837,097
	$3,315,171	$26,697	$38,737	$236,537	$3,617,142

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

For the Three Months Ended June 30, 2021

Segments	Rail	Commercial	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$466,628	$57,600	$116,727	$2,932	$795	$3,986	$648,668

Major Goods and Service Lines

Turnkey Projects	$3,895	$—	$96,506	$—	$—	$—	$100,401
Maintenance and Support	462,733	57,600	20,221	2,932	—	3,986	547,472

Software License	—	—	—	—	795	—	795

	$466,628	$57,600	$116,727	$2,932	$795	$3,986	$648,668

Timing of Revenue Recognition

Goods transferred over time	$3,895	$—	$96,506	$—	$—	$—	$100,401

Services transferred over time	462,733	57,600	20,221	2,932	795	3,986	548,267
	$466,628	$57,600	$116,727	$2,932	$795	$3,986	$648,668

For the Six Months Ended June 30, 2022

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$4,322,444	$43,997	$190,879	$499,138	$5,056,458

Major Goods and Service Lines

Turnkey Projects	$3,196,081	$(498)	$150,438	$—	$3,346,021
Maintenance and Support	1,126,363	44,495	40,441	281,847	1,493,146

Algorithms	—	—	—	217,291	217,291
	$4,322,444	$43,997	$190,879	$499,138	$5,056,458

Timing of Revenue Recognition

Goods transferred over time	$3,196,081	$(498)	$150,438	$—	$3,346,021
Goods delivered at point in time	—	—	—	217,291	217,291
Services transferred over time	1,126,363	44,495	40,441	281,847	1,493,146
	$4,322,444	$43,997	$190,879	$499,138	$5,056,458

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2022 (Unaudited)

For the Six Months Ended June 30, 2021

Segments	Rail	Commercial	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$2,224,074	$113,442	$145,287	$25,761	$133,772	$161,086	$2,803,422

Major Goods and Service Lines

Turnkey Projects	$1,327,217	$—	$104,845	$1,537	$—	$—	$1,433,599
Maintenance and Support	896,857	113,442	40,442	24,224	—	3,986	1,078,951
Data Center Auditing Services	—	—	—	—	130,592	—	130,592
Software License	—	—	—	—	3,180	—	3,180
Algorithms	—	—	—	—	—	157,100	157,100
	$2,224,074	$113,442	$145,287	$25,761	$133,772	$161,086	$2,803,422

Timing of Revenue Recognition

Goods transferred over time	$1,327,217	$—	$104,845	$1,537	$130,592	$157,100	1,721,291
Goods delivered point in time	—	—	—	—	—	—	—
Services transferred over time	896,857	113,442	40,442	24,224	3,180	3,986	1,082,131
	$2,224,074	$113,442	$145,287	$25,761	$133,772	$161,086	$2,803,422

NOTE 7 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the six months ended June 30, 2022, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the six months ended June 30, 2022, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $64,909.

NOTE 8 – RELATED PARTY TRANSACTIONS

On August 1, 2012, the Company entered into an independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida limited liability company, owned by our former Chief Technology Officer, David Ponevac. The Services Agreement provided that Luceon would provide support services including management, coordination or software development services and related services to duos. In January 2019, additional services were contracted with Luceon for TrueVue360™ primarily for software development through the provision of seven additional full-time contractors located in Slovakia at a cost of $16,250 for January initially, rising to $25,583 after fully staffed, per month starting February 2019. This was in addition to the existing contract of $7,480 per month for duos for four full-time contractors which increased to $8,231 per month in June of 2019. During 2020 efforts in reducing cost, Luceon reduced its staff for the TrueVue360 software development team from a staff of seven to three full-time employees at a cost of $11,666 per month starting June 1, 2020. On May 14, 2021, the Company formally ended its relationship with Luceon in concert with the resignation of our Chief Technology Officer and as such there is no longer a related party relationship. As of January 1, 2021, the Company no longer records activities in TrueVue360 and has combined billings for a total of $20,986 per month. For the six months ended June 30, 2022 and 2021, the total amount expensed is zero and $93,422, respectively. The Company had no open accounts payable with Luceon at June 30, 2022.

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2022, the Company awarded an employee 20,000 non-qualified stock options which have a 5-year term and a 2.5-year vesting period with a strike price of $6.41.

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

Overview

Duos Technologies Group, Inc. (the “Company”) was incorporated in Florida on May 31, 1994 under the original name of Information Systems Associates, Inc. Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, the Company entered negotiations with Duos Technologies, Inc. (“Duos”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby Duos became a wholly owned subsidiary of the Company. Duos was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, has a current staff of 78 people of which 70 are full time and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, Centraco®.

The Company has developed the Railcar Inspection Portal (“RIP”) which provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are in transit. The system, which incorporates a variety of sophisticated optical technologies, illumination and other sensors, scans each passing railcar to create a high-resolution image set from a variety of angles including the undercarriage. These images are then processed through various methods of artificial intelligence algorithms to identify specific defects and/or areas of interest on each railcar. This is all accomplished within seconds of a railcar passing through our portal. We believe this solution has the potential to transform the railroad industry by increasing safety, improving efficiency and reducing costs. The Company has deployed this system with several Class 1 railroad customers and anticipates an increased demand from transit and other railroad customers along with selected government agencies that operate and/or manage rail traffic in the future. Government agencies can conduct digital inspections combined with the incorporated artificial intelligence (“AI”) to improve rail traffic flow across borders which also directly benefits the Class 1 railroads through increasing their velocity.

The Company has also developed the Automated Logistics Information System (“ALIS”) which automates gatehouse operations where transport trucks enter and exit large logistics and intermodal facilities. This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline operations, and significantly improve operations and security and significantly improves the vehicle throughput on each lane on which the technology is deployed.

The Company has built a portfolio of IP and patented solutions that creates “actionable intelligence” using two core native platforms called Centraco® and Praesidium™. All solutions provided include a variant of both applications. Centraco is designed primarily as the user interface for all our systems as well as the backend connection to third-party applications and databases through both Application Programming Interfaces (APIs) and Software Development Kits (SDKs). This interface is browser based and hosted within each one of our systems and solutions. It is typically also customized for each unique customer and application. Praesidium typically resides as middleware in our systems and manages the various image capture devices and some sensors for input into the Centraco software.

The Company also developed a proprietary Artificial Intelligence software platform, Truevue360™ with the objective of focusing the Company’s advanced intelligent technologies in the areas of AI, deep machine learning and advanced multi-layered algorithms to further support our solutions.

The Company previously provided professional and consulting services for large data centers and had developed a system for the automation of asset information marketed as DcVue™. The Company deployed its DcVue software at one beta site. This software was used by Duos’ consulting auditing teams. DcVue was based upon the Company’s OSPI patent which was awarded in 2010. The Company offered DcVue available for license to our customers as a licensed software product. The Company ceased offering this product in 2021.

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

Prospects and Outlook

The Company’s focus is to improve operational and technical execution which, we believe, will in turn enable the commercial side of the business to expand RIP and ALIS delivery into existing customers and to expand and diversify our current customer base. Even though COVID-19 is expected to still be an issue during the remainder of 2022, the Company’s primary customers have indicated readiness to order more equipment and services should the Company execute as expected on key deliverables.

Additionally, the Company is making engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA) and Association of American Railroad (AAR) standards. Similar upgrades are also being developed to improve the ALIS system. These upgrades will continue to be released throughout 2022 and are expected to drive revenue growth this year and beyond.

The Company is expanding its focus in the rail industry to encompass passenger transportation and was awarded a large, multi-year contract with a national rail carrier. The Company anticipates that it will manufacture two RIP solutions in 2022 and, along with a long-term services agreement completing delivery during the second quarter of 2023.

Although the Company’s prospects and outlook are anticipated to be favorable for the remainder of 2022, investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control and unexpected macro events can have a severe impact on the business. Please see the risk factors identified in “Item 1A – Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended
	June 30,
	2022	2021

Revenues	$3,617,142	$648,668
Cost of revenues	2,334,528	918,427
Gross margin	1,282,614	(269,759)
Operating expenses	2,677,089	2,678,708
Loss from operations	(1,394,475)	(2,948,468)
Other income (expense)	51,803	(4,412)
Net loss	$(1,342,672)	$(2,952,880)

Revenues

	For the Three Months Ended
	June 30,
	2022	2021	% Change
Revenues:
Technology systems	$2,780,045	$100,401	2669%
Services and consulting	837,097	548,267	53%
Total revenues	$3,617,142	$648,668	458%

The substantial increase in overall revenues for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, is primarily related to the production and start of installation of new and upgraded Railcar Inspection Portals (“RIPs”) which are recorded in the technology systems portion of our business. We expect this trend to continue for the rest of 2022 and into 2023 although supply chain issues continue to extend deadlines for shipment of key components used in our technology systems. While certain orders were delayed from 2021 into 2022, we remain encouraged by the breadth and scope of recent bids in which we have participated. Management cautions that because of the delays in anticipated start dates, certain installations may produce revenues towards the end of 2022, some of which may ultimately be recorded in 2023. Additionally, although the industries in which we operate are showing early signs of recovery from the delays as a result of the COVID-19 pandemic, other macro-economic effects are anticipated to impact us, including inflation and the aforementioned supply chain issues. The effect of this will be to push some revenue recognition later in the year or into 2023. The effects of inflation are not quantifiable at the current time but are now evident in increased costs for materials and labor. These effects may result in higher costs for project implementation that cannot be wholly or even partially passed on to our customers and thus resulting in delaying our progress towards profitability.

We believe the Company’s capital structure allows us to weather the unexpected delays without significant operational impact and enables us to pursue large projects requiring the ability to deploy major resources. It should be noted that the Company increased its working capital in early 2022 to account for an increase in pre-contract procurement activities to avoid a slowdown in revenues caused by delays in receiving certain components. The Company continues to review operations during 2022 and adjust staffing in concert with the business demands with a particular focus on Artificial Intelligence research, development and production. Although the Company implemented a “rapid development” initiative in early 2021, which was intended to enable the Company to respond to market driven demand more quickly, this effort has been somewhat negated by ongoing supply chain issues. This effort was expected to shorten delivery times on major projects and result in significant revenue growth however, the previously discussed supply chain issues continue to slow the anticipated benefits at this time. The Company is monitoring the situation and continues to procure materials ahead of formal contract award.

The growth of the services portion of revenues are driven by the successful completion of projects and represent services and support for those installations. The Company expects growth with new revenue from existing customers, including services revenue as the result of new maintenance contracts being established on installations coming on-line during 2022 and into 2023. The Company also anticipates renewals of existing contracts and a shift to the next generation of technology systems which are currently being installed.

Cost of Revenues

	For the Three Months Ended
	Jun 30,
	2022	2021	% Change
Cost of revenues:
Technology systems	$1,974,302	$506,128	290%
Services and consulting	360,226	412,299	-13%
Total cost of revenues	$2,334,528	$918,427	154%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems and support and maintenance of existing systems.

Cost of revenues on technology systems increased during the three months ended June 30, 2022 compared to the equivalent period in 2021, which is consistent with the increase in revenues albeit at a slower overall rate. The higher level of cost was mainly due to higher costs of materials due to increased production levels and also to supply chain disruptions and inflation. While we expect that macro-economic factors will continue to drive prices, the Company expects its structural realignment to eventually aid in lowering costs as a percentage of the overall system price going forward although inflation may impede this effort. As previously noted, the Company’s organization and related cost structure was realigned to provide the capability to manufacture, install and support multiple production systems simultaneously. In accordance with this shift in structure, certain staff were re-assigned or replaced, and new staff added in key areas, particularly engineering, software development and AI.

In conjunction with these organizational changes, increased costs are now being recognized against project and support revenues. While there is a continued focus on construction costs and savings through efficiency, the Company elected to expand its key employees in 2021 and early 2022 in anticipation of expected sales growth in technology systems and services which is now being realized. We also expect these changes to have a positive long-term impact as we believe they will enable the Company to deliver a higher number of systems in a given period, with a shorter period of implementation and with better quality and reliability, as operations become standardized in anticipation of expected higher demand for systems, particularly in the rail industry.

Cost of revenues on services and consulting decreased in the three months ended June 30, 2022 compared to the prior year period against an increase in revenues from services and consulting for the current year period as compared to the prior year period, a positive development which we anticipate continuing as our recurring services revenue grow and the associated costs remain relatively flat. When comparing the second quarter of 2022 and the equivalent period in 2021, an overall positive trend on service and consulting revenue is expected to continue as the Company anticipates that an increasing amount of the revenue will be derived from recurring revenue. Costs of revenues on services and consulting are expected to increase in future years but at a slower rate than revenue growth. The Company focused on streamlining support operations in 2021, and despite the additional resources allocated to these activities in anticipation of higher recurring revenue in 2022 and beyond, we expect higher gross margins as the Company grows.

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

Gross Margin

	For the Three Months Ended
	Jun 30,
	2022	2021	% Change

Revenues	$3,617,142	$648,668	458%
Cost of revenues	2,334,528	918,427	154%
Gross margin	$1,282,614	$(269,759)	575%

As previously discussed, the Company has revamped its operations to support an anticipated increase in the number of new systems going forward. The result in additional cost of revenues was covered by a greater increase in revenues during the second quarter of 2022. The main reason for the increased costs is the higher level of production costs for materials as well as supply chain disruptions and inflation. We anticipate further improvements in the overall gross margin for the full year of 2022. Certain macro-economic factors, which are driving increased costs for materials and labor, may result in higher costs for project implementation that cannot be wholly or even partially passed on to our customers, which may result in delaying our progress towards profitability into 2023.

Operating Expenses

	For the Three Months Ended
	June 30,
	2022	2021	% Change
Operating expenses:
Sales and marketing	$375,986	$351,251	7%
Research and development	530,339	468,561	13%
General and administration	1,770,764	1,858,896	-5%
Total operating expenses	$2,677,089	$2,678,708	0%

Overall operating expenses during the three months ended June 30, 2022 remained flat compared to the equivalent period in 2021. The slight increases in cost for sales and marketing and research and development was offset by the decrease in general and administration costs during the same period for 2021. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increase needs of our customers.

Loss from Operations

The loss from operations for the three months ended June 30, 2022 and 2021 were $1,394,475 and $2,948,468, respectively. The decrease in losses from operations was primarily the result of higher revenues recorded in the quarter resulting from increases in both our technology systems and services and consulting, slower growth in costs of those revenues and flat operating expenses.

Other Income/Expense

Other income for the three months ended June 30, 2022 was $51,803 compared to other expense of $4,412 in the comparative period of 2021.

Net Loss

The net loss for the three months ended June 30, 2022 and 2021 was $1,342,672 and $2,952,880, respectively. The 55% decrease in net loss was mostly attributed to the increase in revenues as described above along with slower growing expenses. Net loss per common share was $0.22 and $0.83 for the three months ended June 30, 2022 and 2021, respectively.

Comparison for the Six Months Ended June 30, 2022 Compared to Six Months Ended Jun 30, 2021

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Six Months Ended
	June 30,
	2022	2021

Revenues	$5,056,458	$2,803,422
Cost of revenues	3,551,778	2,570,209
Gross margin	1,504,680	233,213
Operating expenses	5,540,773	5,003,981
Loss from operations	(4,036,093)	(4,770,768)
Other income (expense)	48,805	1,411,865
Net loss	$(3,987,288)	$(3,358,903)

Revenues

	For the Six Months Ended
	June 30,
	2022	2021	% Change
Revenues:
Technology systems	$3,563,314	$1,590,699	124%
Services and consulting	1,493,144	1,212,723	23%
Total revenues	$5,056,458	$2,803,422	80%

The increase in overall revenues for the six months ended June 30, 2022 is primarily related to the previously discussed start of production and new installations in the technology systems portion of our business and continuing increases in our services and consulting revenues.

We believe the Company’s capital structure allows us to weather the unexpected delays without significant operational impact and enables us to pursue large projects requiring the ability to deploy major resources. As previously discussed, the Company increased its working capital in early 2022 to account for an increase in pre-contract procurement activities to avoid a slowdown in revenues caused by delays in receiving certain components.

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

Cost of Revenues

	For the Six Months Ended
	June 30,
	2022	2021	% Change
Cost of revenues:
Technology systems	$2,839,790	$1,799,738	58%
Services and consulting	711,988	770,471	-8%
Total cost of revenues	$3,551,778	$2,570,209	38%

Cost of revenues largely comprises equipment, labor and overhead necessary to support the implementation of new systems and support and maintenance of existing systems.

Cost of revenues on technology systems increased during the six months ended June 30, 2022 compared to the equivalent period in 2021, which is not only consistent with the increase in revenues but at a slower rate during this period than the increase in revenues partially due to timing differences. The higher level of cost was mainly due to higher costs related to higher revenues, but supply chain disruptions and inflation also continue to have an impact.  Additional work previously necessary on certain of the Company’s installations is in the process of completion, some of which will be paid for by the clients as a result of damage done to certain systems. While we expect that macro-economic factors will continue to drive prices, the Company expects its structural realignment to aid in lowering costs as a percentage of the overall system price going forward. As previously noted, the Company’s organization and related cost structure was realigned to provide the capability to manufacture, install and support multiple production systems simultaneously. In accordance with this shift in structure, certain staff were re-assigned or replaced, and new staff added in key areas, particularly engineering, software development and AI.

In conjunction with these organizational changes, increased costs are now being recognized against project and support revenues. While there is a continued focus on construction costs and savings through efficiency, the Company has elected to expand its key employees in 2021 and early 2022 in anticipation of expected sales growth in technology systems and services. The initial negative impact on the gross margin during previous periods was expected to be a short-term impact, and we believe will be offset by anticipated increases in revenue now and throughout 2022. We also expect these changes to have a positive long-term impact as we believe they will enable the Company to deliver a higher number of systems in a given period, with a shorter period of implementation and with better quality and reliability, as operations become standardized in anticipation of expected higher demand for systems, particularly in the rail industry.

Cost of revenues on services and consulting decreased in the six months ended June 30, 2022 compared to the prior year period in contrast to the increase in revenues from services and consulting for the current year period as compared to the prior year period. This overall positive trend on service and consulting revenue is expected to continue as the Company continues to drive more recurring revenue. Costs of revenues on services and consulting are expected to increase in future periods but at a slower rate than revenue growth. The Company focused on streamlining support operations in 2021, and despite the additional resources allocated to these activities in anticipation of higher recurring revenue in 2022 and beyond, we expect higher gross margins as the Company grows.

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

Gross Margin

	For the Six Months Ended
	June 30,
	2022	2021	% Change

Revenues	$5,056,458	$2,803,422	80%
Cost of revenues	3,551,778	2,570,209	38%
Gross margin	$1,504,680	$233,213	545%

As previously discussed, the Company has revamped its operations to support an anticipated increase in the number of new systems going forward. The resultant additional cost of revenues was covered by a greater increase in revenues during the first half of 2022. The main reason for the continuing high level of cost is higher costs of materials based on more production of systems as well as supply chain disruptions and inflation. We continue to anticipate continued improvement in the overall gross margin for the full year of 2022, with much of the improvement expected to occur in the second half of the year. Certain macro-economic factors, which are driving increased costs for materials and labor, may result in higher costs for project implementation that cannot be wholly or even partially passed on to our customers and which may result in delaying our progress towards profitability into 2023.

Operating Expenses

	For the Six Months Ended
	June 30,
	2022	2021	% Change
Operating expenses:
Sales and marketing	$659,880	$663,053	0%
Research and development	967,056	876,656	10%
General and administration	3,913,837	3,464,272	13%
Total operating expenses	$5,540,773	$5,003,981	11%

Overall operating expenses during the six months ended June 30, 2022 increased by 11% compared to the equivalent period in 2021. While sales and marketing remained flat, research and development costs and general and administration costs increased by 10% and 13% respectively although some of the increased Administration costs were related to non-cash compensation for certain staff members. The overall increase in operating expense is primarily related to the growing business and the effects of inflation on salaries and general overhead. At the current time, we continue to expect overall costs to grow due to macro-economic factors in addition to organic growth costs related to the business. Where possible, the Company continues to focus on stabilizing operating expenses while meeting the increase needs of our customers.

Loss from Operations

The losses from operations for the six months ended June 30, 2022 and 2021 were $4,036,093 and $4,770,768, respectively. The decrease in losses from operations was primarily the result of higher revenues recorded in the period as a consequence of the start of new projects and receipt of materials for production. A positive trend was the higher revenue recorded without a corresponding greater relative cost of sales even with higher costs of materials resulting from supply chain disruptions and inflation.

Other Income/Expense

Other expense for the six months ended June 30, 2022 was $48,805 compared to other income of $1,411,865 in the comparative period of 2021. The change is primarily due to PPP loan forgiveness recorded in the first quarter of 2021.

Net Loss

The net loss for the six months ended June 30, 2022 and 2021 was $3,987,288 and $3,358,903, respectively. The increase in net loss was mostly attributed to the higher costs in 2021 being offset by the PPP loan forgiveness recorded in the first quarter of 2021 as other income. Net loss per common share was $0.70 and $0.95 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of June 30, 2022, the Company has a working capital surplus of $1,221,567 and a net loss of $3,987,288 compared to a negative working capital of $651,381 and a net loss of $6,008,901at December 31, 2021.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	June 30, 2022	June 30, 2021
Net cash provided (used) in operating activities	$287,784	$(3,218,903)
Net cash used in investing activities	(169,209)	(191,927)
Net cash provided by financing activities	5,256,134	4,264,675
Net increase in cash	$5,374,709	$853,845

Net cash provided by operating activities for the six months ended June 30, 2022 was $287,784 and net cash used during the same period of 2021 was $3,218,903. The increase in net cash provided in operations for the six months ended June 30, 2022 was the result of cash inflows from new projects offset by cash outflows to procure necessary materials and overall sales, general and administrative expenses. In addition, there are several changes in assets and liabilities compared to the previous period that decreased the use of cash in operations, notably the change in accounts receivable due to the timing of project invoicing milestones and cash receipts.

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $169,209 and $191,927, respectively, representing a decrease in the purchase of various fixed assets for computer equipment and product development.

Net cash provided by financing activities for the six months ended June 30, 2022 and 2021 was $5,256,134 and $4,264,675, respectively. Cash flows provided by financing activities during the six-month period in 2022 were primarily attributable to net proceeds of approximately $5,500,000 from the issuance of common stock. Cash flows from financing activities during the six-month period in 2021 were primarily attributable to the issuance of Series C Convertible Preferred Stock for $4,500,000.

During 2022, we funded our operations through the sale of our equity (or equity linked) securities, and through revenues generated and cash received from ongoing project execution, services, and associated maintenance revenues. As of August 9, 2022, we have cash on hand of approximately $3,600,000. We have approximately $165,500 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. We believe our current capital and revenues are sufficient to fund such expansion and our operations over the next twelve months, although we are dependent on timely payments by our customers for projects and work in process. However, we expect such timely payments to continue. Material cash requirements will be satisfied within the normal course of business including substantial upfront payments from our customers prior to starting projects. In some limited cases, the Company may elect to purchase materials and supplies in advance of contract award but where there is a high probability of that award.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $3,987,288 for the six months ended June 30, 2022. During the same period, net cash provided in operating activities was $287,784. The working capital surplus and accumulated deficit as of June 30, 2022 were $1,221,567 and $49,484,339 respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering receiving net proceeds of approximately $5,500,000 from the successful sales of common stock which was completed during the first quarter of 2022 (the “2022 Offering”).

As previously noted, in 2021, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock.

Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on the current increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue, and eventually attain consistently profitable operations. Although the current global pandemic related to the coronavirus (COVID-19) has affected our operations, particularly in supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. In addition, inflationary pressures will cause some pressure on margins which the Company expects to offset by higher prices, although this is not assured. The Company also cannot currently quantify the uncertainty related to the recession that has now been confirmed by broadly accepted economic standards and the effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least twelve months from the date of this report.

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, recent events, including a $5,500,000 injection of funds from a sale of securities, significant recent orders, and the overall stabilization of the business, indicate that there is not a substantial doubt for the Company to continue as a going concern for a period of twelve months from the issuance of this report. We continue executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations for 2022, although we may do so to fund selective opportunities that may arise. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash to operate for at least that period.

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

The Company generates revenue from four sources: (1) Technology Systems; (2) AI Technologies; (3) Technical Support and (4) Consulting Services.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DUOS TECHNOLOGIES GROUP, INC.
Date: August 12, 2022	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: August 12, 2022	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

