Form 10-Q
period 2022-09-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2022-11-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 8, 2022, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 7,140,541.

SIGNATURES	38

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,965,466	$893,720
Accounts receivable, net	2,234,283	1,738,543
Contract assets	824,387	3,449
Inventory	694,125	298,338
Prepaid expenses and other current assets	651,010	354,613

Total Current Assets	9,369,271	3,288,663

Property and equipment, net	695,800	603,253
Operating lease right of use asset	4,726,975	4,925,765
Security deposit	600,000	600,000

OTHER ASSETS:
Patents and trademarks, net	78,872	66,482
Software development costs, net	85,756	—
Total Other Assets	164,628	66,482

TOTAL ASSETS	$15,556,674	$9,484,163

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,649,629	$1,044,500
Notes payable - financing agreements	102,256	52,503
Accrued expenses	481,913	618,093
Equipment financing payable-current portion	33,860	80,335
Operating lease obligations-current portion	497,694	315,302
Contract liabilities	3,880,422	1,829,311

Total Current Liabilities	6,645,774	3,940,044

Equipment financing payable, less current portion	—	22,851
Operating lease obligations, less current portion	4,618,058	4,739,783

Total Liabilities	11,263,832	8,702,678

Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,476,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at September 30, 2022 and December 31, 2021 convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $0.001 par value per share, 15,000 shares designated; 0 and 851 issued and outstanding at September 30, 2022 and December 31, 2021, convertible into common stock at $7 per share	—	1
Series C convertible preferred stock, $0.001 par value per share, 5,000 shares designated; 0 issued and outstanding at September 30, 2022 and 2,500 issued and outstanding at December 31, 2021, convertible into common stock at $5.50 per share	—	2
Series D convertible preferred stock, $0.001 par value per share, 4,000 shares designated; 999 issued and outstanding at September 30, 2022 and 0 issued and outstanding at December 31, 2021, convertible into common stock at $3 per share	1	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 7,058,198 and 4,111,047 shares issued, 7,056,874 and 4,109,723 shares outstanding at September 30, 2022 and December 31, 2021, respectively	7,057	4,111
Additional paid-in-capital	55,852,643	46,431,874
Total stock & paid-in-capital	55,859,701	46,435,988
Accumulated deficit	(51,409,407)	(45,497,051)
Sub-total	4,450,294	938,937
Less: Treasury stock (1,324 shares of common stock at September 30, 2022 and December 31, 2021)	(157,452)	(157,452)
Total Stockholders' Equity	4,292,842	781,485

Total Liabilities and Stockholders' Equity	$15,556,674	$9,484,163

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

REVENUES:
Technology systems	$2,709,899	$1,153,150	$6,273,213	$2,743,849
Services and consulting	1,312,339	587,307	2,805,483	1,800,030

Total Revenues	4,022,238	1,740,457	9,078,696	4,543,879

COST OF REVENUES:
Technology systems	2,176,761	1,363,127	5,016,551	3,162,866
Services and consulting	745,925	305,669	1,457,913	1,076,140

Total Cost of Revenues	2,922,686	1,668,796	6,474,464	4,239,006

GROSS MARGIN	1,099,552	71,661	2,604,232	304,873

OPERATING EXPENSES:
Sales and marketing	297,057	361,820	956,937	1,024,872
Research and development	329,424	332,469	1,296,480	1,163,341
General and Administration	2,342,089	1,823,865	6,255,926	5,333,921

Total Operating Expenses	2,968,570	2,518,154	8,509,343	7,522,134

LOSS FROM OPERATIONS	(1,869,018)	(2,446,493)	(5,905,111)	(7,217,261)

OTHER INCOME (EXPENSES):
Interest expense	(2,057)	(4,819)	(7,943)	(16,580)
Other income, net	(53,993)	875	698	1,424,501

Total Other Income (Expenses)	(56,050)	(3,944)	(7,245)	1,407,921

NET LOSS	$(1,925,068)	$(2,450,437)	$(5,912,356)	$(5,809,340)

Net Loss Per Share
Basic	$(0.30)	$(0.68)	$(1.01)	$(1.63)
Diluted	$(0.30)	$(0.68)	$(1.01)	$(1.63)

Weighted Average Shares
Basic	6,450,180	3,588,381	5,859,375	3,559,340
Diluted	6,450,180	3,588,381	5,859,375	3,559,340

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Common Stock		Additional
	# of		# of		# of		# of		Paid-in-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2021	851	$1	2,500	$2	—	$—	4,111,047	$4,111	$46,431,874	$(45,497,051)	$(157,452)	$781,485
Series C preferred stock converted to common stock	—	—	(2,500)	(2)	—	—	454,546	455	(453)	—	—	—
Stock options compensation	—	—	—	—	—	—	—	—	250,577	—	—	250,577
Common stock issued for cash	—	—	—	—	—	—	1,523,750	1,524	6,093,476	—	—	6,095,000
Stock issuance cost	—	—	—	—	—	—	—	—	(576,650)	—	—	(576,650)
Stock issued for services	—	—	—	—	—	—	7,198	7	39,993	—	—	40,000
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	(2,644,616)	—	(2,644,616)
Balance March 31, 2022	851	$1	—	$—	—	$—	6,096,541	$6,097	$52,238,817	$(48,141,667)	$(157,452)	$3,945,796
Stock options compensation	—	—	—	—	—	—	—	—	188,232	—	—	188,232
Stock issued for services	—	—	—	—	—	—	10,668	10	39,990	—	—	40,000
Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	(1,342,672)	—	(1,342,672)
Balance June 30, 2022	851	$1	—	$—	—	$—	6,107,209	$6,107	$52,467,039	$(49,484,339)	$(157,452)	$2,831,356
Stock options compensation	—	—	—	—	—	—	—	—	153,367	—	—	153,367
Stock issued for services	—	—	—	—	—	—	9,758	10	39,990	—	—	40,000
Series B preferred stock converted to common stock	(851)	(1)	—	—	—	—	121,572	122	(121)	—	—	—
Common stock issued for cash	—	—	—	—	—	—	818,335	818	2,454,185	—	—	2,455,003
Series D preferred stock issued for cash	—	—	—	—	999	1	—	—	998,999	—	—	999,000
Stock issuance cost	—	—	—	—	—	—	—	—	(260,816)	—	—	(260,816)
Net loss for the three months ended September 30, 2022	—	—	—	—	—	—	—	—	—	(1,925,068)	—	(1,925,068)
Balance September 30, 2022	—	$—	—	$—	999	$1	7,056,874	$7,057	$55,852,643	$(51,409,407)	$(157,452)	$4,292,842

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Common Stock		Additional
	# of		# of		# of		# of		Paid-in-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2020	1,705	2	—	—	—	—	3,535,339	3,536	41,525,872	(39,488,150)	(157,452)	1,883,808
Stock options compensation	—	—	—	—	—	—	—	—	76,301	—	—	76,301
Series C preferred stock issued	—	—	4,500	5	—	—	—	—	4,499,995	—	—	4,500,000
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	—	—	—	(406,023)	—	(406,023)
Balance March 31, 2021	1,705	$2	4,500	$5	—	$—	3,535,339	$3,536	$46,102,168	$(39,894,173)	$(157,452)	$6,054,086
Stock options compensation	—	—	—	—	—	—	—	—	76,862	—	—	76,862
Common stock issued for cash less warrants exercised	—	—	—	—	—	—	50,588	50	(50)	—	—	—
Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	—	—	—	(2,952,880)	—	(2,952,880)
Balance June 30, 2021	1,705	$2	4,500	$5	—	$—	3,585,927	$3,586	$46,178,980	$(42,847,053)	$(157,452)	$3,178,068
Stock options granted to employees	—	—	—	—	—	—	—	—	62,590	—	—	62,590
Common stock issued for services	—	—	—	—	—	—	11,255	11	74,989	—	—	75,000
Common stock issued for cashless employee stock options exercised	—	—	—	—	—	—	14,576	15	(15)	—	—	—
Rounding-split in 2020	—	—	—	—	—	—	367	—	—	—	—	—
Net loss for the three months ended September 30, 2021	—	—	—	—	—	—	—	—	—	(2,450,437)	—	(2,450,437)
Balance September 30, 2021	1,705	$2	4,500	$5	—	$—	3,612,125	$3,612	$46,316,544	$(45,297,490)	$(157,452)	$865,221

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

Cash from operating activities:
Net loss	$(5,912,356)	$(5,809,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,825	281,220
Stock based compensation	592,177	215,753
Stock issued for services	120,000	75,000
PPP loan forgiveness including accrued interest	—	(1,421,577)
Bad debt expense	—	76,046
Changes in assets and liabilities:
Accounts receivable	(454,431)	631,948
Contract assets	(820,938)	(147,412)
Inventory	(395,787)	185,547
Security deposit	—	(600,000)
Operating lease right of use asset	198,790	173,214
Prepaid expenses and other current assets	15,539	79,331
Accounts payable	605,129	378,853
Accounts payable-related party	—	(7,700)
Payroll taxes payable	—	(3,146)
Accrued expenses	(136,180)	164,782
Operating lease obligation	60,668	(179,464)
Contract liabilities	2,051,109	384,277
Net cash used in operating activities	(3,850,455)	(5,522,668)

Cash flows from investing activities:
Purchase of patents/trademarks	(17,490)	(7,435)
Purchase of software development	(87,700)	—
Purchase of fixed assets	(311,327)	(303,341)
Net cash used in investing activities	(416,517)	(310,776)

Cash flows from financing activities:
Repayments of insurance and equipment financing	(303,492)	(311,442)
Repayment of finance lease	(69,325)	(66,243)
Proceeds from common stock issued	8,550,002	—
Issuance cost	(837,467)	—
Proceeds from preferred stock issued	999,000	4,500,000
Net cash provided by financing activities	8,338,718	4,122,315

Net increase (decrease) in cash	4,071,746	(1,711,129)
Cash, beginning of period	893,720	3,969,100
Cash, end of period	$4,965,466	$2,257,971

Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,045	$25,678
Taxes paid	$1,264	$—

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$353,244	$323,452

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The Company has also developed the Automated Logistics Information System (ALIS) which automates and reduces/removes personnel from gatehouses where trucks enter and exit large logistics and intermodal facilities. This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline and significantly improve operations and security and importantly dramatically improves the vehicle throughput on each lane on which the technology is deployed.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

Reclassifications

The Company reclassified $850,999 of Series B Convertible Preferred Stock and $2,499,998 of Series C Convertible Preferred Stock as previously presented on the December 31, 2021 Consolidated Balance Sheet to additional paid-in capital to conform to the presentation at September 30, 2022 of new Series D Preferred Stock at par value rather than at stated value. There was no net effect on the total shareholders’ equity of such reclassification.

The Company reclassified certain expenses for the three months ended September 30, 2021 to conform to the 2022 classification. There was no net effect on the total expenses of such reclassification.

The following tables reflect the reclassification adjustment effect in the three months ended September 30, 2021:

	Before Reclassification		After Reclassification
	For the		For the
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2021		2021

REVENUES:		REVENUES:
Technology systems	$1,153,150	Technology systems	$1,153,150
Services and consulting	587,307	Services and consulting	587,307

Total Revenue	1,740,457	Total Revenue	1,740,457

COST OF REVENUES:		COST OF REVENUES:
Technology systems	1,869,812	Technology systems	1,363,127
Services and consulting	277,054	Services and consulting	305,669
Overhead	657,907	—	—

Total Cost of Revenues	2,804,773	Total Cost of Revenues	1,668,796

GROSS MARGIN	(1,064,316)	GROSS MARGIN	71,661

OPERATING EXPENSES:		OPERATING EXPENSES:
Sales and marketing	361,820	Sales and marketing	361,820
Research and development	57,000	Research and development	332,469
General and administration	963,357	General and administration	1,823,865

Total Operating Expenses	1,382,177	Total Operating Expenses	2,518,154

LOSS FROM OPERATIONS	$(2,446,493)	LOSS FROM OPERATIONS	$(2,446,493)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

The Company reclassified certain expenses for the nine months ended September 30, 2021 to conform to the 2022 classification. There was no net effect on the total expenses of such reclassification.

The following tables reflect the reclassification adjustment effect in the nine months ended September 30, 2021:

	Before Reclassification		After Reclassification
	For the		For the
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2021		2021

REVENUES:		REVENUES:
Technology systems	$2,743,849	Technology systems	$2,743,849
Services and consulting	1,800,030	Services and consulting	1,800,030

Total Revenue	4,543,879	Total Revenue	4,543,879

COST OF REVENUES:		COST OF REVENUES:
Technology systems	4,979,667	Technology systems	3,162,866
Services and consulting	986,757	Services and consulting	1,076,140
Overhead	1,754,731	—	—

Total Cost of Revenues	7,721,155	Total Cost of Revenues	4,239,006

GROSS MARGIN	(3,177,276)	GROSS MARGIN	304,873

OPERATING EXPENSES:		OPERATING EXPENSES:
Sales and marketing	1,024,872	Sales and marketing	1,024,872
Research and development	197,164	Research and development	1,163,341
General and administration	2,817,949	General and administration	5,333,921

Total Operating Expenses	4,039,985	Total Operating Expenses	7,522,134

LOSS FROM OPERATIONS	$(7,217,261)	LOSS FROM OPERATIONS	$(7,217,261)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

Principles of Consolidation

The unaudited consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc and TrueVue360 Inc. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of September 30, 2022, the balance in one financial institution exceeded federally insured limits by approximately $ $4,507,000.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2022, four customers accounted for 25% (“Customer 3”), 21% (“Customer 4”), 19% (“Customer 1”) and 19% (“Customer 2”) of revenues. For the nine months ended September 30, 2021, one customer accounted for 79% (“Customer 2”) of revenues. In all cases, there is no minimum contract value stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period. Each of the customers referenced has the following termination provisions:

•	Customer 1, termination can be made prior to delivery of products or services, in the case where either party breaches any of its obligations under the agreement between the parties. The non-defaulting party may terminate the agreement effective 15 Business Days following notice to the defaulting party, if the non-performance has not been cured within such period, and without prejudice to damages that could be claimed by the non-defaulting party. Either party may terminate the agreement if the other party becomes unable to pay its debts in the ordinary course of business; goes into liquidation (other than for the purpose of a genuine amalgamation or restructuring); has a receiver appointed over all or part of its assets; enters into a composition or voluntary arrangement with its creditors; or any similar event occurs in any jurisdiction, all to the extent permitted by law.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

•	For Customer 2, prior to delivery of products or services, either party may terminate the agreement between the parties upon the other party’s material breach of a representation, warranty, term, covenant or undertaking in the agreement if, within 30 days following the delivery of a written notice to the defaulting party setting forth in reasonable detail the basis of such default, the defaulting party has not rectified such default to the reasonable satisfaction of the non-defaulting party. Failure to perform due to a force majeure condition shall not be considered a material default under the agreement.

•	For Customer 3, prior to delivery of products or services if the customer terminates the statement of work for convenience, no refund of any advance payments will be due to Customer 3. ln the event of a material breach by the Company, which breach is not cured, or cure has not begun within 30 days of written notice to the Company by Customer 3, Customer 3 may terminate this statement of work for cause. In the event of termination by Customer 3 for cause, the Company shall reimburse Customer 3 any unused prepaid fees on a pro rata basis.

•

For Customer 4, if the customer terminates the agreement for convenience, no refund of any advance payments, will be due to Customer 4 and the Company after taking appropriate mitigating actions, may submit to the Customer a claim for termination costs. Such costs will not exceed the unpaid balance of the contract. In the event of a material breach by Duos, which breach is not cured, or cure has not begun within 10 days of written notice to Duos by Customer 4, Customer 4 may terminate the agreement for cause. In the event of termination by Customer 4 for cause, Duos shall reimburse Customer for any costs, losses and damages suffered or incurred arising from such event of default. Duos has secured a Performance and Payment Bond for specific project work be undertaken by the Company for Customer 4.

At September 30, 2022, two customers accounted for 42% and 36% of accounts receivable. At December 31, 2021, two customers accounted for 81% and 10% of accounts receivable. Much of the credit risk is mitigated since all of the customers listed here are Class 1 railroads or a large government funded national railroad. The Class 1 railroads have a multi-year history of timely payments to us.

Geographic Concentration

For the nine months ended September 30, 2022, approximately 54% of revenue was generated from four customers outside of the United States. For the nine months ended September 30, 2021, approximately 84% of revenue was generated from three customers outside of the United States. These customers are Canadian and Mexican, and two of the three are Class 1 railroads operating in the United States.

Significant Vendors and Concentration of Credit Risk

At September 30, 2022, two vendors accounted for 18% and 14% of accounts payable. At December 31, 2021, one vendor accounted for 14% of accounts payable.

For the nine months ended September 30, 2022, the Company had no suppliers exceeding 10% of total purchases. One supplier accounted for approximately 12% of total purchases for nine months ended September 30, 2021.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

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

Software Development Costs

Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be Sold, Leased, or Marketed), are capitalized and amortized on a product-by-product basis when the product is available for general release to customers.

Earnings (Loss) Per Share

Basic earnings loss per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise or conversion of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At September 30, 2022, there was an aggregate of 1,376,466 outstanding warrants to purchase shares of common stock and employee stock options to purchase an aggregate of 926,266 shares of common stock. Also, at September 30, 2022, 333,000 common shares were issuable upon conversion of Series D convertible preferred stock all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

As of September 30, 2021, there was an aggregate of 1,376,466 outstanding warrants to purchase shares of common stock and employee stock options to purchase an aggregate of 431,266 shares of common stock. Also, at September 30, 2021, 243,571 common shares were issuable upon conversion of Series B convertible preferred stock and 818,182 common shares were issuable upon conversion of Series C convertible preferred stock all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

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

AI Technologies

The Company has revenue from applications that incorporate artificial intelligence (AI) in the form of predetermined algorithms which provide important operating information to the users of our systems. The revenue generated from these applications of AI consists of a fixed fee related to the design, development, testing and incorporation of new algorithms into the system, which is recognized as revenue at a point in time upon customer acceptance, as well as an annual application maintenance fee, which is recognized as revenue ratably over the contracted maintenance term.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

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

Consulting Services

The Company’s consulting services business generates revenues under contracts with customers from four sources: (1) Professional Services (consulting and auditing); (2) Software licensing with optional hardware sales; (3) Customer service training and (4) Maintenance support.

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

Multiple Performance Obligations and Allocation of Transaction Price

Arrangements with customers may involve multiple performance obligations including project revenue and maintenance services in our Technology Systems business. Maintenance will occur after the project is completed and may be provided on an extended-term basis or on an as-needed basis. In our consulting services business, multiple performance obligations may include any of the above four sources. Training and maintenance on software products may occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product. Revenue recognition for a multiple performance obligations arrangement is as follows:

Each performance obligation is accounted for separately when each has value to the customer on a standalone basis and there is Company specific objective evidence of selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price of the items when sold separately. Once the selling price is allocated, the revenue for each performance obligation is recognized using the applicable criteria under GAAP as discussed above for performance obligations sold in single performance obligation arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting. The Company sells its various services and software and hardware products at established prices on a standalone basis which provides Company specific objective evidence of selling price for purposes of performance obligations relative selling price allocation. The Company only sells maintenance services or spare parts based on its established rates after it has completed a system integration project for a customer. The customer is not required to purchase maintenance services. All elements in multiple performance obligations arrangements with Company customers qualify as separate units of account for revenue recognition purposes.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

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

At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

NOTE 2 – LIQUIDITY

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $5,912,356 for the nine months ended September 30, 2022. During the same period, cash used in operating activities was $3,850,455. The working capital surplus and accumulated deficit as of September 30, 2022 were $2,723,497 and $51,409,407, respectively. In one previous financial reporting period during 2021, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten common stock offering which was completed during the first quarter of 2022 (the “First Quarter 2022 Offering”).

During the previous 21 months, the Company has raised more than $13 million after fees and expenses, both from existing shareholders through the issuance of Series C Convertible Preferred Stock and in the first quarter of 2022, a follow-on common stock offering using its previously filed “shelf” registration. The Company also raised more than $3 million by issuing a combination of Series D Convertible Preferred Stock and common stock late in the third quarter and early in the fourth quarter of 2022. Although, further additional investment is not assured, the Company believes that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity and the recent improvement in the capital markets. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue, and eventually attain consistently profitable operations. Although the current global pandemic related to the coronavirus (COVID-19) has affected our operations, particularly in our supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the pandemic and its lingering effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least twelve months from the date of this report. A notable recent success is the “bonding” secured in the amount of approximately $8 million for a major project for which the Company recently received full “notice to proceed”.

The Company was successful in securing a loan of $1,410,270 during the second quarter of 2020 from the Small Business Administration via the PPP/CARES Act program which further bolstered the Company’s cash reserves. This loan was forgiven in the first quarter of 2021 and leaves the Company essentially debt free other than the normal course of business equipment and insurance financing as reflected in Note 3 to these financial statements. The Company has also been successful in increasing its working capital surplus after receiving proceeds in 2021 of $4.5 million from the issuance of Series C Convertible Preferred Stock as well as in the first quarter of 2022, receiving net proceeds of approximately $5.5 million from the successful sales of common stock under the Company’s “shelf registration” statement as previously mentioned. More recently, the company was successful in raising approximately $3.2 million of net proceeds from the issuance of Series D Convertible Preferred and common stock.

This gives us the capital required to fund the fundamental business changes that we are executing including organization, product alignment and market focus and maintenance of our overall business strategy. In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. During 2021, management took further significant actions including reorganizing our engineering and technical teams and selectively improving organizational efficiency to effectively grow the business in concert with the influx of business won in late 2021 and early 2022. The Company had experienced a significant slowdown in closing new projects due to cautious actions by current and potential clients as a result of COVID-19 but this appears to be abating as time passes. We continue to be successful in identifying new business opportunities and are focused on maintaining a backlog of projects.

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, recent events including an approximate $9 million injection of gross funds from the 2022 Offerings, significant recent orders and the overall stabilization of the business indicate that there is no longer substantial doubt for the Company to continue as a going concern for a period of twelve months from the issuance of this report. We will continue executing the plan to grow our business and eventually achieve profitability without the requirement to raise additional capital for existing operations for 2022 although we may do so to fund selective opportunities that may arise. Management has extensively evaluated our requirements for the next 12 months from the issuance date of this report and has determined that the Company currently has sufficient cash to operate for at least that period.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$4,167	7.75%	$22,266	7.75%
Third Party - Insurance Note 2	35,232	6.24%	12,667	6.24%
Third Party - Insurance Note 3	22,128	—	17,570	—
Third Party - Insurance Note 4	40,729	—	—	—
Total	$102,256		$52,503

The Company entered into an agreement on December 23, 2021 with its insurance provider by issuing a $22,266 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 7.75% payable in monthly installments of principal and interest totaling $2,104 through November 23, 2022. The balance of Insurance Note 1 as of September 30, 2022 and December 31, 2021 was $4,167 and $22,266, respectively.

The Company entered into an agreement on April 15, 2021 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $62,041, secured by that policy with an annual interest rate of 6.24% and payable in 10 monthly installments of principal and interest totaling $6,383. The policy renewed on April 15, 2022 and, in connection therewith, the Company issued a new note payable to the insurer on April 15, 2022 in the amount $63,766 secured by that policy with an annual interest rate of 6.24% and payable in 11 monthly installments of principal and interest totaling $5,979. At September 30, 2022 and December 31, 2021, the balance of Insurance Note 2 was $35,232 and $12,667, respectively.

The Company entered into an agreement on September 15, 2021 with its insurance provider by issuing a note payable (Insurance 3) for the purchase of an insurance policy in the amount of $19,965 and payable in 10 monthly installments of $1,997. The policy renewed on September 23, 2022 and, in connection therewith, the Company issued a new note payable to the insurer on September 23, 2022 in the amount $24,140 secured by that policy and payable in 12 monthly installments of principal totaling $2,012. At September 30, 2022 and December 31, 2021, the balance of Insurance Note 3 was $22,128 and $17,570, respectively.

The Company entered into an agreement on February 3, 2021 with its insurance provider by issuing a note payable (Insurance 4) for the purchase of an insurance policy in the amount of $215,654 with a down payment paid in the amount of $37,000 on April 6, 2021 and ten monthly installments of $17,899. The Company received a refund on October 5, 2021 for the annual audit of the policy resulting in the refund being applied to the outstanding amount of $35,787. The policy renewed on February 3, 2022 and, in connection therewith, the Company issued a new note payable to the insurer in the amount of $242,591 with a down payment paid in the amount of $41,854 and payable in ten monthly installments of $20,074. At September 30, 2022 and December 31, 2021, the balance of Insurance Note 4 was $40,729 and zero, respectively.

Equipment Financing

The Company entered into an agreement on August 26, 2019 with an equipment financing company by issuing a $147,810 note secured by the equipment being financed, with an annual interest rate of 12.72% and payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022. The Company entered into an additional agreement on May 22, 2020 with the same equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At September 30, 2022 and December 31, 2021, the aggregate balance of these notes was $33,860 and $103,186, respectively.

At September 30, 2022, future minimum lease payments due under the equipment financing is as follows:

Calendar year:	Amount
2022	11,757
2023	23,515
Total minimum equipment financing payments	$35,272
Less: interest	(1,412)
Total equipment financing at September 30, 2022	$33,860
Less: current portion of equipment financing	(33,860)
Long term portion of equipment financing	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021 and ending April 30, 2032. This new space will combine the Company’s two separate work locations into one facility, which will allow for greater collaboration and also accommodate a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021 and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term will be calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. The right of use asset balance at September 30, 2022, net of amortization, was $4,726,975.

As of September 30, 2022, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 9.6 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Nine Months Ended September 30,
	2022	2021
Lease cost:
Operating lease cost	$582,989	$214,470
Short-term lease cost	26,127	15,933

Other information:
Operating cash outflow used for operating leases	323,750	220,721
Weighted average discount rate	9.0%	12.0%
Weighted average remaining lease term	9.6 years	0.1 years

As of September 30, 2022, future minimum lease payments due under operating leases are as follows:

Amount
Calendar year:
2022	$(7,970)
2023	696,869
2024	779,087
2025	798,556
2026	818,518
Thereafter	4,882,411
Total undiscounted future minimum lease payments	7,967,471
Less: Impact of discounting	(2,851,719)
Total present value of operating lease obligations	5,115,752
Current portion	(497,694)
Operating lease obligations, less current portion	$4,618,058

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

Executive Severance Agreement

Pursuant to a separation agreement with Gianni Arcaini, our former Chief Executive Officer and Chairman of the Board (the “Separation Agreement”), Mr. Arcaini’s employment with the Company ended on September 1, 2020 (“Separation Date”). The Separation Agreement provides that he will receive separation payments over a 36-month period equal to his base salary plus $75,000 as well as certain limited health and life insurance benefits. The Separation Agreement also contains confidentiality, non-disparagement and non-solicitation covenants and a release of claims by Mr. Arcaini.

In accordance with the Separation Agreement, the Company will pay to Mr. Arcaini the total sum of $747,788. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company will continue to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. The remaining balance of approximately $291,730 as of September 30, 2022 is included in accrued expenses in the accompanying unaudited consolidated balance sheet. In addition, the Company will pay one-half of Mr. Arcaini’s current life insurance premiums for 36 months of approximately $1,200 per month and provide and pay for his health insurance for 36 months following the Separation Date of approximately $450 per month, which are also included in accrued expenses as described above.

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

On February 21, 2022, the Company closed on an “over-allotment” offering of 198,750 shares of common stock in the amount of $795,000 or $4 per share before certain underwriting fees and offering expenses with net proceeds of $739,350. Both this and the previous offering were “takedowns” from a previously filed “shelf” registration statement for the offer of up to $50,000,000 in the aggregate of common stock, Preferred Stock, Debt Securities, Warrants, Rights or Units from time to time in one or more offerings.

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

On August 25, 2022, 121,572 common shares were issued upon conversion of 851 shares of Series B preferred stock.

On September 30, 2022, the Company issued 9,758 shares of common stock for payment of board fees to four directors in the amount of $40,000 for services to the board which was expensed during the three months ended September 30, 2022.

On September 30, 2022, the Company closed an offering of 818,335 shares of common stock in the amount of $2,455,003 or $3 per share before certain placement agent fees and offering expenses with net proceeds of $2,194,187.

Series B Convertible Preferred Stock

The following summary of certain terms and provisions of our Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) is subject to, and qualified in its entirety by reference to, the terms and provisions set forth in our certificate of designation of preferences, rights and limitations of Series B Convertible Preferred Stock (the “Series B Convertible Preferred Certificate of Designation”) as previously filed. Subject to the limitations prescribed by our articles of incorporation, our board of directors is authorized to establish the number of shares constituting each series of preferred stock and to fix the designations, powers, preferences, and rights of the shares of each of those series and the qualifications, limitations and restrictions of each of those series, all without any further vote or action by our stockholders. Our board of directors designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock with a stated value of $1,000 per share. The shares of Series B Convertible Preferred Stock were validly issued, fully paid and non-assessable.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of Company, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. Effective November 24, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement which included the issuance of 2,830 shares of Series B Convertible Preferred Stock worth $2,830,000 (including the conversion of liabilities at a price of $1,000 per share of Class B Convertible Preferred Stock). During the third quarter 2022, 851 shares of Series B Convertible Stock were converted into 121,572 shares of common stock. As of September 30, 2022 and December 31, 2021, respectively, there are zero and 851 shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

The Company’s Board of Directors designated 5,000 shares as the Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). Each share of the Series C Convertible Preferred Stock has a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock has 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series C Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $5.50 (subject to adjustment). The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series C Preferred Stock have elected the 19.99% Beneficial Ownership Limitation.

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock, and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. In January 2022, the 2,500 outstanding shares of Series C Convertible Preferred Stock were converted into 454,546 shares of common stock. As of September 30, 2022 and December 2021, respectively, there were zero and 2,500 shares of Series C Convertible Preferred Stock issued and outstanding.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company filed with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series C Convertible Preferred Stock were convertible. The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

Series D Convertible Preferred Stock

On September 28, 2022 the Company amended its articles of incorporation to designate 4,000 shares as the Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”). Each share of the Series D Convertible Preferred Stock has a stated value of $1,000. The holders of the Series D Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series D Convertible Preferred Stock has 333 votes (subject to standard anti-dilution adjustment); provided that in no event may a holder of Series D Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series D Convertible Preferred Stock is convertible, subject to shareholder approval (which has not yet been granted) for an increase in common stock; at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series D Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series D Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series D Preferred Stock have elected the 19.99% Beneficial Ownership Limitation. The Company shall, subject to shareholder approval, reserve and keep available out of its authorized and unissued Common Stock, solely for the issuance upon the conversion of the Series D Convertible Preferred Stock, such a number of shares of Common Stock as shall from time to time be issuable upon the conversion of all of the shares of the Series D Convertible Preferred Stock then outstanding. Additionally, the Series D Convertible Preferred Stock does not have the right to dividends and in the event of an involuntary liquidation, the Series D shares shall be treated as a pro rata equivalent of common stock outstanding at the date of the liquidation event and have no liquidation preference.

On September 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 999 shares of the newly authorized Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), and the Company received proceeds of $999,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company filed with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series D Convertible Preferred Stock are convertible. The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2022 and 2021, was $592,177 and $215,753 respectively, for stock options granted to employees. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the grant-date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. At September 30, 2022, the total compensation cost for stock options not yet recognized was $653,018. This cost will be recognized over the remaining vesting term of the options ranging from six months to two- and one-half years.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

As of September 30, 2022, and December 31, 2021, options to purchase a total of 926,266 (net of forfeitures discussed below) shares of common stock and 431,266 shares of common stock were outstanding, respectively. At September 30, 2022, 394,599 options were exercisable. Of the total options issued, 271,266 and 271,266 options were outstanding under the 2016 Equity Incentive Plan, 495,000 and no options were outstanding under the 2021 Plan and a further 160,000 and 160,000 non-plan options to purchase common stock were outstanding as of September 30, 2022 and December 31, 2021, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO in the fourth quarter of 2020.

During the third quarter of 2022, 80,000 options were forfeited that had previously been awarded as a part of the 2021 Plan. The forfeitures were the result of two employees who had previously been awarded those options with a 3-year vesting requirement resigning from the Company without being vested either in part or in whole. The forfeitures resulted in a credit to payroll expense of $78,726 during the quarter.

During the third quarter of 2022, 20,000 options were awarded to an employee.

Warrants

No new warrants were issued during the first three quarters of 2022. At September 30, 2022 and December 31, 2021, warrants outstanding were 1,376,466 and 1,376,466, respectively.

NOTE 6 - REVENUE

Revenue Recognition and Contract Accounting

The Company generates revenue from four sources: (1) Technology Systems; (2) AI Technology which is included in the consolidated statements of operations line-item Technology Systems; (3) Technical Support; and (4) Consulting Services which is included in the consolidated statements of operations line-item Services and Consulting.

Contract assets and contract liabilities on uncompleted contracts for revenues recognized over time are as follows:

Contract Assets

Contract assets on uncompleted contracts represent revenues recognized in excess of billings and/or cash received on uncompleted contracts accounted for under the cost-to-cost input method, which recognizes revenue based on the ratio of cost incurred to total estimated costs.

At September 30, 2022 and December 31, 2021, contract assets on uncompleted contracts consisted of the following:

	September 30, 2022	December 31, 2021
Cumulative revenues recognized	$4,054,703	$5,266,930
Less: Billings or cash received	3,230,316	(5,263,481)
Contract assets	$824,387	$3,449

Contract Liabilities

Contract liabilities, on uncompleted contracts represent billings and/or cash received that exceed accumulated revenues recognized on uncompleted contracts accounted for under the cost-to-cost input method, which recognizes revenues based on the ratio of the cost incurred to total estimated costs.

Contract liabilities on services and consulting revenues represent billings and/or cash received in excess of revenue recognizable on service agreements that are not accounted for under the cost-to-cost method.

At September 30, 2022 and December 31, 2021, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	September 30, 2022	December 31, 2021
Billings and/or cash receipts on uncompleted contracts	$5,653,169	$4,273,726
Less: Cumulative revenues recognized	(2,451,836)	(3,041,088)
Contract liabilities, technology systems	3,201,333	1,232,638
Contract liabilities, services and consulting	679,089	596,673
Total contract liabilities	$3,880,422	$1,829,311

Contract Liabilities at December 31, 2021 were $1,232,639, all of which has been recognized as of September 30, 2022.

The Company expects to recognize all contract liabilities within 12 months from the consolidated balance sheet date.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

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

b.	Maintenance and support contracts ranging from one to five years in length.

5.	Transfer of goods and services are over time.
6.	Goods delivered at point in time.

  Quantitative:

For the Three Months Ended September 30, 2022

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$3,765,312	$32,821	$23,245	$200,860	$4,022,238

Major Goods and Service Lines

Turnkey Projects	$2,689,393	$—	$3,024	$—	$2,692,417
Maintenance and Support	1,075,919	32,821	20,221	183,378	1,312,339
Algorithms	—	—	—	17,482	17,482
	$3,765,312	$32,821	$23,245	$200,860	$4,022,238

Timing of Revenue Recognition

Goods transferred over time	$2,689,393	$—	$3,024	$—	$2,692,417
Goods delivered at point in time	—	—	—	17,482	17,482
Services transferred over time	532,250	32,821	20,221	183,378	768,670
Services delivered at point in time	543,669	—	—	—	543,669
	$3,765,312	$32,821	$23,245	$200,860	$4,022,238

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

For the Three Months Ended September 30, 2021

Segments	Rail	Commercial	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,303,662	$45,547	$52,866	$(3,288)	$945	$340,725	$1,740,457

Major Goods and Service Lines

Turnkey Projects	$984,313	$—	$32,645	$—	$—	$136,192	$1,153,150
Maintenance and Support	319,349	45,547	20,221	(3,288)	945	204,533	587,307

	$1,303,662	$45,547	$52,866	$(3,288)	$945	$340,725	$1,740,457

Timing of Revenue Recognition

Goods transferred over time	$984,313	$—	$32,645	$—	$—	$136,192	$1,153,150

Services transferred over time	319,349	45,547	20,221	(3,288)	945	204,533	587,307
	$1,303,662	$45,547	$52,866	$(3,288)	$945	$340,725	$1,740,457

For the Nine Months Ended September 30, 2022

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$8,087,759	$76,818	$214,124	$699,995	$9,078,696

Major Goods and Service Lines

Turnkey Projects	$5,885,477	$(498)	$153,462	$—	$6,038,441
Maintenance and Support	2,202,282	77,316	60,662	465,223	2,805,483
Algorithms	—	—	—	234,772	234,772
	$8,087,759	$76,818	$214,124	$699,995	$9,078,696

Timing of Revenue Recognition

Goods transferred over time	$5,885,477	$(498)	$153,462	$—	$6,038,441
Goods delivered at point in time	—	—	—	234,772	234,772
Services transferred over time	1,545,578	77,316	60,662	465,223	2,148,779
Services delivered at point in time	656,704	—	—	—	656,704
	$8,087,759	$76,818	$214,124	$699,995	$9,078,696

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2022 (Unaudited)

For the Nine Months Ended September 30, 2021

Segments	Rail	Commercial	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets

North America	$3,527,736	$158,989	$198,153	$22,473	$134,717	$501,811	$4,543,879

Major Goods and Service Lines

Turnkey Projects	$2,311,530	$—	$137,490	$1,537	$—	$—	$2,450,557
Maintenance and Support	1,216,206	158,989	60,663	20,936	—	208,519	1,665,313
Data Center Auditing Services	—	—	—	—	131,537	—	131,537
Software License	—	—	—	—	3,180	—	3,180
Algorithms	—	—	—	—	—	293,292	293,292
	$3,527,736	$158,989	$198,153	$22,473	$134,717	$501,811	$4,543,879

Timing of Revenue Recognition

Goods transferred over time	$2,311,530	$—	$137,490	$1,537	$131,537	$208,519	2,790,613
Services transferred over time	1,216,206	158,989	60,663	20,936	3,180	293,292	1,753,266
	$3,527,736	$158,989	$198,153	$22,473	$134,717	$501,811	$4,543,879

NOTE 7 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the nine months ended September 30, 2022, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the nine months ended September 30, 2022, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $119,322.

NOTE 8 – RELATED PARTY TRANSACTIONS

On August 1, 2012, the Company entered into an independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida limited liability company, owned by our former Chief Technology Officer, David Ponevac. The Services Agreement provided that Luceon would provide support services including management, coordination or software development services and related services to duos. In January 2019, additional services were contracted with Luceon for TrueVue360™ primarily for software development through the provision of seven additional full-time contractors located in Slovakia at a cost of $16,250 for January initially, rising to $25,583 after fully staffed, per month starting February 2019. This was in addition to the existing contract of $7,480 per month for the Company for four full-time contractors which increased to $8,231 per month in June of 2019. During 2020 efforts in reducing cost, Luceon reduced its staff for the TrueVue360 software development team from a staff of seven to three full-time employees at a cost of $11,666 per month starting June 1, 2020. On May 14, 2021, the Company formally ended its relationship with Luceon in concert with the resignation of our Chief Technology Officer and as such there is no longer a related party relationship. As of January 1, 2021, the Company no longer records activities in TrueVue360 and has combined billings for a total of $20,986 per month. For the nine months ended September 30, 2022 and 2021, the total amount expensed is zero and $93,422, respectively. The Company had no open accounts payable with Luceon at September 30, 2022.

NOTE 9 – SUBSEQUENT EVENTS

On October 29, 2022, the Company sold to an existing investor in the Company and two other accredited investors in a private placement a further 83,667 shares of common stock at a price of $3.00 a share and a further 300 shares of Series D Preferred Stock at a price of $1,000 a share, resulting in gross proceeds of $551,001 to the Company.

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

Overview

Duos Technologies Group, Inc. (the “Company”) was incorporated in Florida on May 31, 1994 under the original name of Information Systems Associates, Inc. Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, the Company entered negotiations with Duos Technologies, Inc. (“Duos”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby Duos became a wholly owned subsidiary of the Company. Duos was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, has a current staff of 75 people of which 69 are full time and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, Centraco®.

The Company has developed the Rail Inspection Portal (“RIP”) which provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are in transit. The system, which incorporates a variety of sophisticated optical technologies, illumination and other sensors, scans each passing railcar to create a high-resolution image set from a variety of angles including the undercarriage. These images are then processed through various methods of artificial intelligence algorithms to identify specific defects and/or areas of interest on each railcar. This is all accomplished within seconds of a railcar passing through our portal. We believe this solution has the potential to transform the railroad industry by increasing safety, improving efficiency and reducing costs. The Company has deployed this system with several Class 1 railroad customers and anticipates an increased demand from transit and other railroad customers along with selected government agencies that operate and/or manage rail traffic in the future. Government agencies can conduct digital inspections combined with the incorporated artificial intelligence (“AI”) to improve rail traffic flow across borders which also directly benefits the Class 1 railroads through increasing their velocity.

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

The Company has built a portfolio of IP and patented solutions that creates “actionable intelligence” using two core native platforms called Centraco and Praesidium™. All solutions provided include a variant of both applications. Centraco is designed primarily as the user interface for all our systems as well as the backend connection to third-party applications and databases through both Application Programming Interfaces (APIs) and Software Development Kits (SDKs). This interface is browser based and hosted within each one of our systems and solutions. It is typically also customized for each unique customer and application. Praesidium typically resides as middleware in our systems and manages the various image capture devices and some sensors for input into the Centraco software.

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

The Company is expanding its focus in the rail industry to encompass passenger transportation and was awarded a large, multi-year contract with a national rail carrier. The Company anticipates that it will manufacture a two-RIP solution for the carrier in 2022 and, along with a long-term services agreement complete delivery during the second quarter of 2023.

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

Comparison for the Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended
	September 30,
	2022	2021

Revenues	$4,022,238	$1,740,457
Cost of revenues	2,922,686	1,668,796
Gross margin	1,099,552	71,661
Operating expenses	2,968,570	2,518,154
Loss from operations	(1,869,018)	(2,446,493)
Other income (expense)	(56,050)	(3,944)
Net loss	$(1,925,068)	$(2,450,437)

Revenues

	For the Three Months Ended
	September 30,
	2022	2021	% Change
Revenues:
Technology systems	$2,709,899	$1,153,150	135%
Services and consulting	1,312,339	587,307	123%
Total revenues	$4,022,238	$1,740,457	131%

The substantial increase in overall revenues for the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021, is primarily related to the production and start of installation of new and upgraded RIPs which are recorded in the technology systems portion of our business. We expect this trend to continue for the rest of 2022 and into 2023, although supply chain issues continue to extend deadlines for shipment of key components used in our technology systems. While certain orders were delayed from 2021 into 2022, we remain encouraged by the breadth and scope of recent bids in which we have participated. Management cautions that because of the delays in anticipated start dates, certain installations may produce revenues towards the end of 2022, some of which may ultimately be recorded in 2023. Additionally, although the industries in which we operate are showing early signs of recovery from the delays as a result of the COVID-19 pandemic, other macro-economic effects are anticipated to impact us, including inflation and the aforementioned supply chain issues. The effect of this will be to push some revenue recognition later into the fourth quarter of 2022 or into 2023. The effects of inflation are not quantifiable at the current time but are now evident in increased costs for materials and labor. These effects may result in higher costs for project implementation that cannot be partially or in some cases, wholly passed on to our customers and thus resulting in delaying our progress towards profitability.

We believe the Company’s capital structure allows us to weather the unexpected delays without significant operational impact and enables us to pursue large projects requiring the ability to deploy major resources. It should be noted that the Company increased its liquidity in early 2022 to account for an increase in pre-contract procurement activities to avoid a slowdown in revenues caused by delays in receiving certain components. The Company continues to review operations during 2022 and adjust staffing in concert with the business demands with a particular focus on Artificial Intelligence research, development and production. Although the Company implemented a “rapid development” initiative in early 2021, which was intended to enable the Company to respond to market driven demand more quickly, this effort has been somewhat negated by ongoing supply chain issues. This effort was expected to shorten delivery times on major projects and result in significant revenue growth however, the previously discussed supply chain issues continue to slow the anticipated benefits at this time. The Company is monitoring the situation and continues to procure materials ahead of formal contract award.

The growth of the services portion of revenues are driven by the successful completion of projects and represent services and support for those installations. The Company expects growth with new revenue from existing customers, including services revenue as the result of new maintenance contracts being established on installations coming on-line during 2022 and into 2023. The Company also anticipates renewals of existing and backlog contracts and a shift to the next generation of technology systems which are currently being installed.

Cost of Revenues

	For the Three Months Ended
	September 30,
	2022	2021	% Change
Cost of revenues:
Technology systems	$2,176,761	$1,363,127	60%
Services and consulting	745,925	305,669	144%
Total cost of revenues	$2,922,686	$1,668,796	75%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems and support and maintenance of existing systems and software projects.

Cost of revenues on technology systems increased during the three months ended September 30, 2022 over the equivalent period in 2021, in a manner consistent with the increase in revenues and as a result of additional project works ongoing for the Company. In the third quarter of 2022, the Company was nearly complete in the manufacture and installation of two Rail Inspection Portals for its Class 1 customers and began to phase into the procurement and manufacture of two more expensive and more robust transit-oriented RIPs. By comparison, for the quarter ended September 2021, the Company had activity related to two site upgrades which had only begun to be manufactured thereby contributing to the increase in cost of revenues year-over-year. The Company also continues to face headwinds with supply disruption and cost. While we expect that macro-economic factors will continue to drive prices, the Company expects its structural realignment to eventually aid in lowering costs as a percentage of the overall system price going forward although inflation may impede this effort. As previously noted, the Company’s organization and related cost structure was realigned to provide the capability to manufacture, install and support multiple production systems simultaneously. In accordance with this shift in structure, certain staff were re-assigned or replaced, and new staff added in key areas, particularly engineering, software development and AI.

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

Cost of revenues on services and consulting increased in the three months ended September 30, 2022 compared to the prior year period with the change primarily driven by costs associated with one-time services completed in the third quarter of 2022 and follows a similar trend to the year-over-year change in services and consulting revenues for the third quarter. When comparing the third quarter of 2022 and the equivalent period in 2021, an overall positive trend on service and consulting revenue is expected to continue as the Company anticipates that an increasing amount of the revenue will be derived from recurring revenue and services and consulting follow a similar trend as the change in revenue. Costs of revenues on services and consulting are expected to increase in future years concurrent with the increase in revenues albeit at a slower rate. The Company focused on streamlining support operations in 2021, and despite the additional resources allocated to these activities in anticipation of higher recurring revenue in 2022 and beyond, we expect higher gross margins as the Company grows.

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

Gross Margin

	For the Three Months Ended
	September 30,
	2022	2021	% Change

Revenues	$4,022,238	$1,740,457	131%
Cost of revenues	2,922,686	1,668,796	75%
Gross margin	$1,099,552	$71,661	1,434%

Gross margin showed a significant improvement for the third quarter of 2022 as compared to the same period in 2021. As noted above, the improvement in margin was a direct result of increased business activity the Company, recognized in the third quarter of 2022 related to the manufacturing and near completion of installation in the delivery of two Rail Inspection Portals and one-time major site services for one customer. The Company began to recognize revenue and profit on those activities in conformity with its revenue recognition policy. The recognition of the revenue and subsequent profit from these major projects yielded the higher gross margins of approximately 25% for the period. By comparison to the third quarter of 2021, the Company had only initiated procurement and some manufacturing for site upgrades for a customer and as a result recognized no profit on the works of approximately $1 million resulting in a dilutive, low margin for the period ended September 30, 2021 bolstered by the services and consulting gross margin for the quarter. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Operating Expenses

	For the Three Months Ended
	September 30,
	2022	2021	% Change
Operating expenses:
Sales and marketing	$297,057	$361,820	-18%
Research and development	329,424	332,469	-1%
General and administration	2,342,089	1,823,865	28%
Total operating expenses	$2,968,570	$2,518,154	18%

Overall operating expenses during the three months ended September 30, 2022 were marginally higher compared to the equivalent period in 2021. The Company saw only slight decreases in cost for sales and marketing and research and development with a larger increase in general and administration costs during the same period for 2022 partially attributable to the Company’s new office space and non-cash compensation for staff. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers.

Loss from Operations

The loss from operations for the three months ended September 30, 2022 and 2021 was $1,869,018 and $2,446,493, respectively. The decrease in loss from operations was primarily the result of higher revenues recorded in the quarter resulting from increases in both our technology systems and services and consulting, slower growth in costs of those revenues and flat operating expenses.

Other Income/Expense

Other income for the three months ended September 30, 2022 was a negative $53,993 and $875 for the comparative period in 2021. Other expense for the three months ended September 30, 2022 was $2,057 and $4,819 for the comparative period in 2021.

Net Loss

The net loss for the three months ended September 30, 2022 and 2021 was $1,925,068 and $2,450,437, respectively. The 21% decrease in net loss was mostly attributed to the increase in revenues as described above along with slower growing expenses. Net loss per common share was $0.30 and $0.68 for the three months ended September 30, 2022 and 2021, respectively.

Comparison for the Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Nine Months Ended
	September 30,
	2022	2021

Revenues	$9,078,696	$4,543,879
Cost of revenues	6,474,464	4,239,006
Gross margin	2,604,232	304,873
Operating expenses	8,509,343	7,522,134
Loss from operations	(5,905,111)	(7,217,261)
Other income (expense)	(7,245)	1,407,921
Net loss	$(5,912,356)	$(5,809,340)

Revenues

	For the Nine Months Ended
	September 30,
	2022	2021	% Change
Revenues:
Technology systems	$6,273,213	$2,743,849	129%
Services and consulting	2,805,483	1,800,030	56%
Total revenues	$9,078,696	$4,543,879	100%

The increase in overall revenues for the nine months ended September 30, 2022 is primarily related to the previously discussed start of production and new installations in the technology systems portion of our business and continuing increases in our services and consulting revenues. The Third quarter of 2022 marked the near completion of two RIP’s as well as work towards a larger $8 million project to be delivered across 2022 and into 2023. The Company also recognized in the first half of 2022 a number of change orders tied to transit projects which were not present when compared to the same period in 2021.

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

The services portion of revenues is driven by the successful completion of projects and represents services and support for those installations. The Company expects growth with new revenue from existing customers, including services revenue as the result of new maintenance, artificial intelligence and subscription contracts being established on installations coming on-line during 2022. The Company also anticipates renewals of existing contracts and a shift to the next generation of technology systems which are currently being installed.

Cost of Revenues

	For the Nine Months Ended
	September 30,
	2022	2021	% Change
Cost of revenues:
Technology systems	$5,016,551	$3,162,866	59%
Services and consulting	1,457,913	1,076,140	35%
Total cost of revenues	$6,474,464	$4,239,006	53%

Cost of revenues largely comprises equipment, labor and overhead necessary to support the implementation of new systems and support and maintenance of existing systems.

Cost of revenues on technology systems increased during the nine months ended September 30, 2022 compared to the equivalent period in 2021, which is consistent with the change in revenue over the same period albeit cost of revenues grew at a slower rate. The higher level of cost was mainly due to higher costs related to higher revenues from two RIP projects as well as the larger transit-focused RIPs noted above. By comparison, the Company had a reduced level of activity for the same period in 2021 with cost of revenues on technology systems primarily driven by two site upgrades as well as delayed costs from 2020 projects. Additionally, through September 30, 2021 the Company had not fully recognized project costs nor progressed through manufacturing to the same levels it has for the first nine months of 2022. Across the year, the Company has continued to see impacts from supply chain disruptions and inflation on cost of revenues and worked to mitigate this where feasible.  Services and consulting costs rose for the nine months ended September 30, 2022 over the same period in 2021 in part due to one-time repairs and upgrade services to a number of customer systems and is offset by increased service and consulting revenue. While we expect that macro-economic factors will continue to drive prices, the Company expects its structural realignment to aid in lowering costs as a percentage of the overall system price going forward by leveraging internal skillsets rather than those of a third party some of which contribute to the increased services and consulting on a year-over-year comparison. As previously noted, the Company’s organization and related cost structure were realigned to provide the capability to manufacture, install and support multiple production systems simultaneously. In accordance with this shift in structure, certain staff were re-assigned or replaced, and new staff added in key areas, particularly engineering, software development and AI.

In conjunction with these organizational changes, increased costs are now being recognized against project and support revenues. While there is a continued focus on construction costs and savings through efficiency, the Company has elected to expand its key employees in 2021 and early 2022 in anticipation of expected sales growth in technology systems and services. We also expect these changes to have a positive long-term impact as we believe they will enable the Company to deliver a higher number of systems in a given period, with a shorter period of implementation and with better quality and reliability.

Cost of revenues on services and consulting increased in the nine months ended September 30, 2022 compared to the prior year period in-line with the increase in revenues from services and consulting for the current year period as compared to the prior year period. Cost of revenues on services and consulting grew at a lower rate than that of the service and consulting revenues with both changes largely driven by a one-time service event for one customer. This overall positive trend on service and consulting revenue is expected to continue as the Company continues to drive more recurring revenue. Costs of revenues on services and consulting are expected to increase in future periods but at a slower rate than revenue growth. The Company focused on streamlining support operations in 2021, and despite the additional resources allocated to these activities in anticipation of higher recurring revenue in 2022 and beyond, we expect higher gross margins as the Company grows.

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

Gross Margin

	For the Nine Months Ended
	September 30,
	2022	2021	% Change

Revenues	$9,078,696	$4,543,879	100%
Cost of revenues	6,474,464	4,239,006	53%
Gross margin	$2,604,232	$304,873	754%

As previously discussed, the Company has revamped its operations to support an anticipated increase in the number of new systems going forward. The resultant additional cost of revenues was covered by a greater increase in revenues during the first nine months of 2022. We continue to anticipate continued improvement in the overall gross margin for the full year of 2022, with much of the improvement beginning in the third quarter and carrying into the fourth quarter as a result of increased commercial and manufacturing activity. The improvement in gross margin for the nine months ended September 30, 2022 is a result of the Company’s efforts to deliver two Rail Inspection Portals to existing customers, which are now largely complete, and in accordance with the Company’s revenue recognition policy, have begun to recognize higher revenue and profit on these projects. Additionally, the Company has realized profits in the first half of 2022 related to change orders tied to a larger transit-oriented RIP project. By comparison to the nine months ended September 30, 2021, the Company had minimal project work with approximately $1 million of revenue recognized with no profit in-line with its revenue recognition policy as the Company was in the early stages of manufacturing and delivery of the projects and the profits were ultimately realized in the fourth quarter of 2021. This, in addition to some delayed costs for the completion of a 2020 project created a depressive effect on gross margins for the first nine months of 2021 especially when compared to the same period in 2022.

The Company continued to face challenges with inflation and supply chain disruption across the first nine months of 2022. Despite these challenges, the Company’s organizational changes noted above have helped to alleviate some of these challenges. However, management continues to monitor the impacts of inflation on the Company’s cost of revenues going forward and mitigate where possible in the form of higher system prices and evaluation of alternatives. As previously discussed, when comparing the results between two periods, the stage of completion for manufacturing and installation can factor int those comparisons and should be taken into account when analyzing the results for those periods.

Operating Expenses

	For the Nine Months Ended
	September 30,
	2022	2021	% Change
Operating expenses:
Sales and marketing	$956,937	$1,024,872	-7%
Research and development	1,296,480	1,163,341	11%
General and administration	6,255,926	5,333,921	17%
Total operating expenses	$8,509,343	$7,522,134	13%

Overall operating expenses during the nine months ended September 30, 2022 increased by 13% compared to the equivalent period in 2021. While sales and marketing were down slightly, research and development costs and general and administration costs increased by 11% and 17% respectively, although some of the increased administration costs were related to non-cash compensation for certain staff members and new office space. The overall increase in operating expense is primarily related to the growing business and the effects of inflation on salaries and general overhead. At the current time, we continue to expect overall costs to grow due to macro-economic factors in addition to organic growth costs increasing related to the business. Where possible, the Company continues to focus on stabilizing operating expenses while meeting the increase needs of our customers.

Loss from Operations

The loss from operations for the nine months ended September 30, 2022 and 2021 was $5,905,111 and $7,217,261, respectively. The decrease in losses from operations was primarily the result of higher revenues recorded in the period as a consequence of the start of new projects and receipt of materials for production and initiation of manufacturing and installation. A positive trend was the higher revenue recorded without a corresponding greater relative cost of sales even with higher costs of materials resulting from supply chain disruptions and inflation.

Other Income/Expense

Other expense for the nine months ended September 30, 2022 was $7,245 compared to other income of $1,407,921 in the comparative period of 2021. The change is primarily due to the one-time event of the PPP loan forgiveness recorded in the first quarter of 2021.

Net Loss

The net loss for the nine months ended September 30, 2022 and 2021 was $5,912,356 and $5,809,340, respectively. The increase in net loss was mostly attributed to the lower revenues and higher costs in 2021 being offset by the one-time PPP loan forgiveness recorded in the first quarter of 2021 as other income. Net loss per common share was $1.01 and $1.63 for the nine months ended September 30, 2022, and 2021, respectively.

Liquidity and Capital Resources

As of September 30, 2022, the Company has a working capital surplus of $2,723,497 as compared to a negative working capital of $651,381 and a net loss of $6,008,901 at December 31, 2021.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(3,850,455)	$(5,522,668)
Net cash used in investing activities	(416,517)	(310,776)
Net cash provided by financing activities	8,338,718	4,122,315
Net increase (decrease) in cash	$4,071,746	$(1,711,129)

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $3,850,455 and $5,522,668, respectively. The decrease in net cash used in operations for the nine months ended September 30, 2022 was the result of cash inflows from new projects offset by cash outflows to procure necessary materials and overall sales, general and administrative expenses. In addition, there are several changes in assets and liabilities compared to the previous period that decreased the use of cash in operations, notably the change in contract liabilities due to the timing of project invoicing milestones and cash receipts.

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $416,517 and $310,776, respectively, representing an increase in the purchase of various fixed assets for computer equipment and product and software development.

Net cash provided by financing activities for the nine months ended September 30, 2022, and 2021 was $8,338,718 and $4,122,315, respectively. Cash flows provided by financing activities during the first nine months of 2022 were primarily attributable to net proceeds of approximately $8,500,000 from issuances of common stock and $999,000 from the issuance of Series D Convertible Preferred Stock. Cash flows from financing activities during the first nine months of 2021 were primarily attributable to the issuance of Series C Convertible Preferred Stock for $4,500,000.

During 2022, we funded our operations through the sale of our equity (or equity linked) securities, and through revenues generated and cash received from ongoing project execution, services, and associated maintenance revenues. As of November 8, 2022, we have cash on hand of approximately $4,500,000. We have approximately $165,500 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

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

Demand for our products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. Because a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations may continue to be challenged by our competitors and prolonged recession periods.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $5,912,356 for the nine months ended September 30, 2022. During the same period, net cash used in operating activities was $3,850,455. The working capital surplus and accumulated deficit as of September 30, 2022 were $2,723,497 and $51,409,407, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering receiving net proceeds of approximately $5,500,000 from the successful sales of common stock which was completed during the first quarter of 2022 (the “Q1 2022 Offering”) followed by approximately $3,200,000 in net proceeds for a combination offering of common stock and Preferred Series D Convertible Stock (the “Q3 2022 Offering”).

As previously noted, in 2021, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock.

Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on the current increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above, generate enough revenue, and eventually attain consistently profitable operations. Although the current global pandemic related to the coronavirus (COVID-19) has affected our operations, particularly in our supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. In addition, inflationary pressures will cause some pressure on margins which the Company expects to offset by higher prices, although this is not assured. The Company also cannot currently quantify the uncertainty or impact related to the recession that has now been confirmed by broadly accepted economic standards and the effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand to maintain operations for at least twelve months from the date of this report.

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, recent events, including a $8,750,000 injection of funds from sales of securities, significant recent orders, and the overall stabilization of the business, indicate that there is not a substantial doubt for the Company to continue as a going concern for a period of twelve months from the issuance of this report. We continue executing the plan to grow our business and achieve profitability without the requirement to raise additional capital for existing operations for 2022, although we may do so to fund selective opportunities that may arise. Management has extensively evaluated our requirements for the next twelve months from the issuance date of this report and has determined that the Company currently has sufficient cash to operate for at least that period.

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

The Company’s consulting services business generates revenues under contracts with customers from four sources: (1) Professional Services (consulting and auditing); (2) Software licensing with optional hardware sales; (3) Customer service training and (4) Maintenance support.

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

Multiple Performance Obligations and Allocation of Transaction Price

Arrangements with customers may involve multiple performance obligations including project revenue and maintenance services in our Technology Systems business. Maintenance will occur after the project is completed and may be provided on an extended-term basis or on an as-needed basis. In our consulting services business, multiple performance obligations may include any of the above four sources. Training and maintenance on software products may occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product. Revenue recognition for a multiple performance obligations arrangement is as follows:

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt, and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

On November 14, 2022, the Company announced the retirement of Adrian Goldfarb as Chief Financial Officer effective November 15, 2022.  Mr. Goldfarb will remain as a strategic advisor to the Company reporting to Charles Ferry, our Chief Executive Officer.

The Company also announced the appointment of Andrew W. Murphy as the new Chief Financial Officer effective November 15, 2022.  Mr. Murphy has served as Vice President, FP&A of the Company since November 2020, in which position he initially served on the commercial team to support new project bids while also further building out the Company’s corporate finance strategy.

Mr. Murphy, age 39, has over 16 years of progressive business experience in accounting and finance including nearly five years of public company experience for a London Stock Exchange-based company. He joined Duos Technologies, Inc. in 2020 where he served on the Commercial team to support new project bids while also building out the Finance function. Prior to joining Duos, from 2011 to 2020 Mr. Murphy held progressive senior Finance roles within APR Energy, a global fast-track power and asset management company formerly listed on the London Stock Exchange (LSE). In these roles Mr. Murphy oversaw the pricing & risk management efforts for more than $800 million in new business and asset transactions across the globe. Additionally, he was also responsible for managing the FP&A function as well as supporting M&A activity and the investor relations function during APR Energy’s time on the LSE. Prior to his time with APR, Mr. Murphy served in corporate accounting roles within a Fortune 500 company as well as time working in public accounting with a focus on tax and business services.

Mr. Murphy graduated from Jacksonville University “cum laude” with a business degree in Accounting and later received his Master’s degree in Business Administration with a focus in Finance.

There are no family relationships between Mr. Murphy and any director or executive officer of the Company or its subsidiaries.  Mr. Murphy's annual salary is $212,000.  He is not a party to any employment agreement or other compensatory arrangement with the Company other than his eligibility for participation in such employee benefits as are provided by the Company to all employees.  There also are no transactions to which the Company is or was a participant in which Mr. Murphy has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

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

DUOS TECHNOLOGIES GROUP, INC.
Date: November 14, 2022	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: November 14, 2022	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

