Form 10-K
period 2022-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2023-03-31
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting from that prepared or issued its audit report: ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on June 30, 2022, was $36,835,577. As of March 28, 2023, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 7,156,876.

Documents Incorporated by Reference: None.

DUOS TECHNOLOGIES GROUP INC.

2022 FORM 10-K ANNUAL REPORT

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

ii

PART I

Item 1. Business.

Our Corporate History

Information Systems Associates, Inc. (“ISA”) was incorporated in Florida on May 31, 1994. Our original business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech™”) for the purposes of executing a merger between the two organizations (also known as a “reverse triangular merger”). Incorporated under the laws of Florida on November 30, 1990, duostech™ operated in various industry segments, specializing in the design, development and deployment of proprietary technology applications and turn-key engineered systems. This transaction was completed on April 1, 2015, whereby duostech™ became a wholly owned subsidiary of ISA. After the merger was completed, ISA changed its corporate name to Duos Technologies Group, Inc. (together with its subsidiaries, “Duos,” “we,” “us” or the “Company”). The Company, based in Jacksonville, Florida, oversees its wholly owned subsidiary, duostech™ and employs approximately 75 people and is a technology company which designs, develops, deploys and operates intelligent technology solutions with a focus on software applications and artificial intelligence (“AI”). The company has a strong portfolio of intellectual property. The Company’s headquarters are located at 7660 Centurion Parkway, Suite 100, Jacksonville, Florida 32256 and main telephone number is (904) 296-2807.

Overview

The Company, operating under its brand name duostech, develops and deploys technology systems with focus on inspecting and evaluating moving vehicles. Its technology focus is within the Vision Technology market sector and, more specifically, the Machine Vision subsector. Machine Vision companies provide imaging-based automatic inspection and analysis for process control for industry with potential expansion into other markets. Duos has developed key technologies over the past several years in software, industry specific hardware and artificial intelligence and has demonstrated industrial strength usability of its systems supporting rail, logistics and intermodal businesses that streamline operations, improve safety and reduce costs. Our team includes engineering subject matter expertise in hardware, software, and information technology as well as industry specific applications of artificial intelligence also referred to as Expert Artificial Intelligence. We also have specific industry experts on staff and as consultants in the rail industry.

Duos is currently developing industry solutions for its target markets which will address rail, trucking, aviation and other vehicle-based processes. Duos’ initial offering, the Railcar Inspection Portal (RIP), provides both freight and transit railroad customers and select government agencies the ability to conduct fully automated railcar inspections of trains while they are moving at full speed. The RIP utilizes a variety of sophisticated optical, laser and speed sensors to scan each passing railcar to create a high-resolution image-set of the top, sides and undercarriage. These images are then processed with our edge data center using artificial intelligence (AI) algorithms to identify safety and security defects on each railcar. The algorithms are developed in conjunction with industrial application experts, in this case resident Railcar Mechanical Engineers, to provide specific guidance in the analysis (“human in the loop”). Within minutes of the railcar passing through the RIP, a detailed report is sent to the customer where they are able to action identified issues. This solution has the potential to transform the railroad industry by increasing safety, improving efficiency and reducing costs. The Company has already deployed this system with several Class 1 railroads and anticipates an increased demand from transit and other railroad customers along with selected government agencies that operate and/or manage rail traffic. The Company has deployed RIPs in Canada, Mexico and the United States and anticipates expanding this solution into Europe, Asia and the Middle East in coming years.

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

These same Artificial Intelligence applications have begun to open up other opportunities for the Company to provide revenue producing solutions with potentially high market adoption.

In 2021, the Company ended support of its IT Asset Management (ITAM) solution which cataloged results for data center asset inventory and audit services. We are currently evaluating using our current operations experience within “edge data centers” (as deployed for our Railcar Inspection Portal) to drive additional revenues within other markets requiring this type of solution although no specific offering has been developed at this time.

In the last quarter of 2022, the Company elected not to renew a support contract for its Integrated Correctional Automation System (iCAS) for one customer. The Company is currently looking to sell the assets related to that business but due to the limited nature of this business, any impact is not expected to be material.

The year 2022 ushered in a new phase in the Company’s development. Although we continue to see an extension of challenges faced in 2021, we also see positive changes and opportunities for our business that will be discussed in greater detail later in this report. They include:

•	Introducing a new “subscription” based offering for access to data and images by a much broader target market including Class 1 railroads, railcar owners and lessors, short line railroads.

•	Owning and operating a network of RIPs with multiple subscribers outside of the Company’s traditional customer base.

•	Selling customized RIPs to Class 1, Short-line and other industrial companies where specialized applications or routes demand a bespoke solution.

duostech™

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

Currently, three Class 1 railroads and several transit and international railroads use our rip® technology with one of those railroads broadly deploying the technology across its network.

The Company continues to expand its detection capabilities through the development and integration of additional sensor technologies to include laser, infrared, thermal, sound and x-ray to process AI-based analytics of inspection points. As of early 2023, the Company has a high-reliability catalog of over 30 artificial intelligence algorithms which can be integrated into the RIP to enhance mechanical anomalies detections. These detections support railroads in the active maintenance and overall safety of their railcar fleet and networks.

Markets

We believe the opportunity for our Railcar Inspection Portal business is substantial and continues to be our number one priority. We are currently engaged with the RIP solution with three of seven Class 1 railroad operators with 13 systems already deployed across the North American rail network. Because of our early leadership position, we have been able to accumulate experience and intellectual property that we believe would be time consuming and expensive for a new competitor to replicate. Furthermore, we believe we have the ability to upgrade and scale our solutions with additional technologies in the future. We believe that the current market for our technologies is substantial. At the same time, we recognize that the technology life cycle is fast and evolving. Potential competitors could move into this sector, and it is possible that some Class 1 railroads could develop their own solutions that limit our total addressable market.

In late 2022, the Company announced it will pursue a subscription platform for the Railcar Inspection Portals (“RIPs”). Under this new model, the Company will build, own and operate its RIP product and offer the data access for each portal to potential customers. This expansion of the RIP offering would potentially open up the addressable market to other railroads, railcar owners, and car lessors. This shift increases the pool of potential customers by lowering the entry point for the RIP and would reshape the Company’s working capital needs to invest in the construction of a RIP ahead of customer revenue inflows. The Company continues to explore this expansion on the long-term effects it may have on future cash flows.

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

Currently, we are focused on the North American market, but plan to expand globally in the future with interest from Europe, Asia and the Middle East.

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

Other companies that participate in the visual and optical (laser) based railcar inspection systems market include Wabtec (Beena Vision), KLD Labs, WID, IEM, and Camlin Rail. Some Class 1 railroads have stated that they are developing “in-house” solutions. We believe that Duos has a significant competitive advantage in that we have multiple years of deployment experience, have access to millions of images where our RIP has performed scans with AI analysis and in-house industry expertise to train our systems and make identification of common problems more automated.

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

Our Growth Strategy

Vision

The Company designs, develops, deploys and operates intelligent technology solutions for inspecting and evaluating moving objects. Its technology application focus is within the rail and intermodal markets which offers imaging-based automatic inspection and analysis for process control for industry with potential expansion into other markets.

Objectives

•	Improve our operational and technical execution, customer satisfaction and implementation speed.
•	Expand Rail Inspection Portal and Automated Logistics Information System with current and future customers in Rail, Logistics and U.S. Government sectors.
•	Offer both CAPEX (one-time sale) and Subscription pricing models that seek to increase recurring revenue and improve profitability.
•	Form strategic partnerships that improve market access and credibility.
•	Improve policy, processes, and toolsets to become a viable platform for internal growth and for mergers and acquisitions.
•	Thoughtfully execute mergers and acquisitions to expand offerings and/or capabilities.
•	Promote a performance-based work force where employees enjoy their work and are incentivized to excel and innovate.

Organic Growth

Our organic growth strategy is to continue our focus and prioritization in the rail, logistics and intermodal market space. In this regard, the Company has made significant changes in the senior management team to include a new Chief Executive Officer, who joined the Company in 2022 and has years of experience successfully leading start-up and turn-around companies. In addition, a key account executive from one of duos’ competitors has joined the executive team during late 2022 as the Senior Vice President of Sales & Marketing to support the continued revenue growth of the business and brings with him over 20 years of sales experience focused in the rail market. In 2021, the Company also hired a new Chief Technology Officer bringing 25 years of experience in designing and delivering on value driven technologies. Our new CTO has already led the team through instrumental changes to its approach to software and artificial intelligence development. The team also saw a change in CFO in late 2022 who brings significant experience in growth for asset-intensive businesses which aligns with the subscription format the Company will expand into.

The new leadership team’s focus is to improve operational and technical execution which will in turn enable the commercial side of the business to expand RIP and ALIS delivery into existing customers. Even though supply chain issues are expected to continue through 2023, the Company’s primary customers have indicated readiness to order more equipment and services based upon the Company’s current performance and the new subscription offerings expands the universe of potential customers.

Additionally, the CEO has directed that the Company make continual engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA) and Association of American Railroad (AAR) standards.

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

For 2023 and possibly beyond, we expect to face significant challenges with macro-economic impacts, specifically inflation and supply chain disruption. Although these started to be identified in late 2021, we believe they continue to manifest themselves in ways that could challenge our business growth in the future. Specifically, the ability to source key components and certain implementation services will dictate just how quickly the Company can meet desired installation deadlines. In the industries in which we operate, the time from concept to contract can be substantial. Although we are now adapting to these challenges, previous bids that have been submitted could be challenging to execute within the financial framework and execution times originally envisaged. We continue to have dialogue with our customers regarding potential price increases and implementation delays, but we may suffer some economic impacts as a result of this. Revenue recognition could be delayed as a result of these factors and profitability could be impacted due to higher costs for materials and other services. The Company will continue to monitor the situation and update shareholders as the situation unfolds.

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

The Company’s primary customers are all governed by regulations related to the safe and effective transportation of goods, primarily by rail, but in future scenarios by air, road and sea. While changes in the regulatory environment could impact the Company in future years, we believe any changes will be overall positive for the Company. We continuously review potential changes in the regulatory environment and maintain contact with key personnel at certain agencies including the Federal Railroad Administration (FRA), the Transportation Safety Agency (TSA) as well as the DHS previously mentioned. We expect to develop similar relationships with governmental agencies in target market both in the US and internationally. At this time, we believe our offerings are complementary to the current and evolving standards and that we will adapt to any new regulations as they are promulgated.

Employees

We have a current staff of 75 employees, of which 67 are full-time, the majority of which work in the Jacksonville area, none of which are subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

We face risks as a result of the coronavirus (COVID-19 pandemic) lingering effects which could significantly disrupt our research and development, operations, sales, and financial results.

Our business has been adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments caused disruption and/or delays to our operations and sales activities. Our third-party manufacturers and our customers were disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products, in some cases, continue to be delayed, which could continue to adversely affect our business, operations and customer relationships. In addition, the pandemic or other disease outbreak have had and may continue to have over the longer term a material adverse effect on the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and services and impact our operating results. There can be no assurance that any decrease in sales resulting from the pandemic slowdown will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of COVID-19 and the related public health measures and travel and business restrictions may adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and may in the future experience disruptions to our business operations resulting from quarantines, self-isolations, or other restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

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

Current supply chain issues continue to extend deadlines for shipment of key components used in our technology systems. The effect of this may be to delay revenue recognition. We have experienced and expect to continue to experience delays to our business operations resulting from lack of materials availability, delays in securing key components such as video cameras requiring certain computer chips, and other material and personnel shortages that may impact our ability to implement our products and services in a timely manner or meet required milestones or customer commitments.  In addition, higher costs for travel may adversely impact our business, financial condition, operating results and cash flows. This has made it necessary for the Company to order certain components prior to receiving a contract to ensure we have key components available when necessary to satisfy future contract obligations.

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

Our working capital profile may shift over time to require additional investment.

Historically, the Company has leveraged significant milestone payments at a contract onset to fund the purchase of required materials. Expansion into a subscription format would allow the Company to potentially transact faster and more routinely with a larger customer base than it has previously had. In certain instances where the Company would build, own and operate its own assets, it may require a different working capital and capitalization strategy whereby the Company will be required to make upfront investments without significant customer milestone payments to offset the investment. The Company believes that this presents a short-term capital risk but will, long-term, improve the overall performance of the business.

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

Our accumulated deficit was approximately $52 million as of December 31, 2022. Our operating losses may continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until our revenues and margins increase at a rate greater than our expenses, which may not occur.

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

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by new technology disruption and developments. These may include new software applications or related services based on artificial intelligence, machine learning, or robotics. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants, start-up companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around North America and with our people, clients, partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the use of mobile technologies, social media and cloud-based services, the risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of or damage to our systems and those of our clients, alliance partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data. In the past, we have experienced data security breaches resulting from unauthorized access to our and our service providers’ systems, which to date have not had a material impact on our operations, however, there is no assurance that such impacts will not be material in the future.

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

For the year ended December 31, 2022, four customers accounted for 42%, 18%, 14% and 14% of revenues. For the year ended December 31, 2021, one customer accounted for 83% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period. Each of the customers referenced has the following termination provisions:

•	For Customer 1, termination can be made, prior to delivery of products or services, in the case where either party breach any of its obligations under the agreement with the Company. The other party may terminate the agreement effective fifteen (15) Business Days following notice from the non-defaulting party, if the non-performance has not been cured within such period, and without prejudice to damages that could be claimed by the non-defaulting party. Either party may terminate the agreement if the other party becomes unable to pay its debts in the ordinary course of business; goes into liquidation (other than for the purpose of a genuine amalgamation or restructuring); has a receiver appointed over all or part of its assets; enters into a composition or voluntary arrangement with its creditors; or any similar event occurs in any jurisdiction, all to the extent permitted by law.

•	For Customer 2, prior to delivery of products or services, either party may terminate the agreement with the Company upon the other party’s material breach of a representation, warranty, term, covenant or undertaking in the agreement if, within thirty (30) days following the delivery of a written notice to the defaulting party setting forth in reasonable detail the basis of such default, the defaulting party has not rectified such default to the reasonable satisfaction of the non-defaulting party. Failure to perform due to a force majeure condition shall not be considered a material default under the agreement.

•	For Customer 3, prior to delivery of products or services, Customer 3 may terminate the agreement with the Company upon the Company’s material breach of a representation, warranty, term, covenant or undertaking in the agreement if, within ten (10) days following the delivery of a written notice to the defaulting party setting forth in reasonable detail the basis of such default, the defaulting party has not rectified such default to the reasonable satisfaction of the non-defaulting party. Failure to perform due to a force majeure condition shall not be considered a material default under the agreement. In the event of a termination for convenience event, the Company has the ability to seek any earned, unbilled revenues of the contract in the form of termination costs of the agreement.

•	For Customer 4, may terminate the agreement with the Company upon the Company’s material breach of a representation, warranty, term, covenant or undertaking in the agreement if, within ten (30) days following the delivery of a written notice to the defaulting party setting forth in reasonable detail the basis of such default, the defaulting party has not rectified such default to the reasonable satisfaction of the non-defaulting party. Failure to perform due to a force majeure condition shall not be considered a material default under the agreement. Additionally, Customer 4 may terminate the agreement for convenience at which point the Company shall cease all work and all executory obligations of the parties shall be discharged and Customer 4 shall remit any amounts owed to the Company for obligations performed.

As of December 31, 2022, four customers accounted for 34%, 31%, 19% and 10% of our accounts receivable. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. Additionally, our largest customer accounted for approximately 42% of our total revenues for the year ended December 31, 2022. This concentration of credit risk makes us more vulnerable economically. The loss of any of these customers could materially reduce our revenues and net income, which could have a material adverse effect on our business.

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

Our common stock is quoted on the Nasdaq Capital Market tier under the symbol “DUOT”. However, there is currently limited active trading in our common stock. Although there are periodic volume spikes from time to time, we cannot give an assurance that a consistent, active trading market will develop. If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate in the future in response to any of the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results;

•	Announcements that our revenue or income are below analysts’ expectations;

•	General economic downturns;

•	Sales of large blocks of our common stock; and

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

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

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Accordingly, our stockholders will not realize a return on their investment unless the trading price of our common stock appreciates, which is uncertain and unpredictable. In addition, because we do not pay dividends, our common stock may be less attractive, which may cause us to have trouble raising additional funds which could affect our ability to expand our business operations.

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

Item 1b. Unresolved Staff Comments.

None.

Item 2. Properties.

On July 26, 2021, the Company entered a new operating lease agreement of office and warehouse combination space of 40,000 square feet with the lease commencing on November 1, 2021 and ending May 31, 2032, This additional space allows for resource growth and engineering efforts for operations before deploying to the field. The rent for the first twelve months of the term were calculated as rentable base space on 30,000 square feet. The rent is subject to an annual escalation of 2.5%, beginning December 1, 2022. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. The Company has applied the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”) in the fourth quarter of 2021.

The Company now has a total of office and warehouse space of 40,000 square feet.

Rental expense for the office lease during 2022 and 2021 was $782,591 and $414,085, respectively.

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

Series A Redeemable Convertible Preferred Stock

Our board of directors has designated 500,000 of the 10,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock. As of December 31, 2022 and 2021, we have no shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

Series B Convertible Preferred Stock

Our board of directors has designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock.

Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise. Holders of Series B Convertible Preferred Stock will vote on an as converted basis on all matters on which the holders of common stock are entitled to vote, subject to beneficial ownership limitations. As of December 31, 2022 and 2021, there are 0 and 851 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

Series C Convertible Preferred Stock

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”), and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. As of December 31, 2022 and 2021, there are 0 and 2,500 shares of Series C Convertible Preferred Stock issued and outstanding, respectively.

Under the Purchase Agreement, the Company was required to hold a meeting of shareholders at the earliest practical date, and such meeting occurred on July 15, 2021. Nasdaq Marketplace Rule 5635(d) limits the number of shares of common stock (or securities that are convertible into common stock) that can be issued in a transaction other than a public offering without shareholder approval. The rule required shareholder approval for us to issue shares of common stock underlying the Series C Preferred Stock which equal 20% or more of our Common Stock outstanding before the issuance at a price less than the lower of the price immediately preceding the signing of the Purchase Agreement or the average of the price for the five trading days immediately preceding such signing. We received the shareholder approval at the meeting held on July 15, 2021.

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

Series D Convertible Preferred Stock

On September 28, 2022 the Company amended its articles of incorporation to designate 4,000 shares as the Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”). Each share of the Series D Convertible Preferred Stock has a stated value of $1,000. The holders of the Series D Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series D Convertible Preferred Stock has 333 votes (subject to standard anti-dilution adjustment); provided that in no event may a holder of Series D Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series D Convertible Preferred Stock is convertible, subject to shareholder approval (which has not yet been granted) for an increase in authorized common stock; at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series D Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series D Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series D Preferred Stock have elected the 19.99% Beneficial Ownership Limitation. The Company shall, subject to shareholder approval, reserve and keep available out of its authorized and unissued Common Stock, solely for the issuance upon the conversion of the Series D Convertible Preferred Stock, such a number of shares of Common Stock as shall from time to time be issuable upon the conversion of all of the shares of the Series D Convertible Preferred Stock then outstanding. Additionally, the Series D Convertible Preferred Stock does not have the right to dividends and in the event of an involuntary liquidation, the Series D shares shall be treated as a pro rata equivalent of common stock outstanding at the date of the liquidation event and have no liquidation preference.

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

On October 29, 2022, the Company sold to an existing investor in the Company 300 shares of Series D Preferred Stock at a price of $1,000 a share, resulting in gross proceeds of $300,000 to the Company.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company filed with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series D Convertible Preferred Stock are convertible. The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. As of December 31, 2022 there are 1,299 of Series D Convertible Preferred Stock issued and outstanding.

Approximate Number of Equity Security Holders

As of March 28, 2023, there were approximately 1,709 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Capital Market on March 24, 2023 was $2.92 per share.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2022 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Specifically, based upon the current and anticipated business growth, the Company is investing in resources to focus on execution within its target markets. We continue to evaluate key requirements within those markets, our go-to-market strategy and add development resources to allow us to compete for additional projects to drive additional revenue growth.

Prospects and Outlook

The Company made significant changes to its senior management team coming out of the COVID-19 pandemic to improve operational effectiveness. In addition to new “C” level personnel, the Company replaced its software and AI team with stronger talent including promoting one of the senior leaders to the position of Chief Technology Officer. The Company also replaced its Commercial team with seasoned rail industry personnel to improve it’s go-to-market plan with current and prospective customers. The Company’s Board of Directors was strengthened with the addition of experienced leaders. Additionally, the company retained a number of long-term former rail industry executives in advisory roles to help guide the Company’s growth strategy.

The leadership team’s focus is to improve operational and technical execution which will in turn enable the commercial side of the business to expand our product set into existing customers and to expand and diversify our current customer base. The travel and quarantine restrictions surrounding COVID-19 have largely diminished in 2021 and 2022 and the Company’s primary customers have indicated readiness to order more equipment and services should the Company execute as expected on key deliverables over the next few months.

Additionally, the new CEO has directed that the Company make engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA), Transport Canada and Association of American Railroad (AAR) standards. The Company is expanding its focus in the rail industry to encompass passenger transportation and is currently in the process of delivering high-speed portals for a national rail carrier. The Company is expected to deliver at least two RIP solutions along with the initiation of a long-term services agreement during 2023.

In addition, the Company is currently investigating other possible market expansion including Aviation, Trucking and Edge Data Centers.

Although the Company’s prospects and outlook are anticipated to be favorable for 2023, investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control and unexpected macro events can have a severe impact on the business.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements included in this report.

For the year ended December 31, 2022 compared to December 31, 2021

The following table sets forth a summary of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended
	December 31,
	2022	2021

Revenues	$15,012,366	$8,259,917
Cost of revenue	10,264,263	6,220,373
Gross margin	4,748,103	2,039,544
Operating expenses	11,613,252	9,496,495
Loss from operations	(6,865,149)	(7,456,951)
Other income	366	1,448,050
Net loss	$(6,864,783)	$(6,008,901)

Revenues

	For the Years Ended
	December 31,
	2022	2021	% Change
Revenues:
Technology systems	$11,190,292	$5,871,666	91%
Services and consulting	3,822,074	2,388,251	60%

Total revenues	$15,012,366	$8,259,917	82%

For the full year 2022, there was an 82% overall increase in revenues compared to 2021. The increase was driven by new revenues being recorded after lengthy delays in receiving “notices to proceed” for anticipated new contracts earlier in the year that pushed delivery dates into the second half of 2022 and into 2023. There was a significant increase in revenue from systems with a slightly lower increase in service revenues of 60% year-over-year. The increase in revenues stems directly from the delivery of two RIP projects across 2022 in addition to the onset of a new high-speed RIP project which the Company will continue to recognize well into 2023. Additionally, the growth in services and consulting stems from the Company’s success in deploying artificial intelligence as well as change orders to existing services agreements during the year. The Company is focusing on increasing its business from services and the increase is the result of new contracts for existing and new systems which the Company anticipates will continue growing throughout 2023 and beyond. As previously discussed, management cautions that because of the delays in anticipated start dates, certain installations may produce revenues towards the end of 2023. Additionally, although the industries in which we operate have improved after the Covid-19 pandemic, other macro-economic effects are anticipated to impact us, including inflation and the current supply chain issues which are extending deadlines for shipment of key components used in our technology systems. The effect of this deferred some revenue recognition into 2023 as previously mentioned. These deferrals resulted in a slightly lower revenue growth performance than originally anticipated. However, the bulk of these deferred revenues are expected to be reported in 2023. The effects of inflation are not fully quantifiable at the current time but are beginning to be evident in increased costs for materials and labor and may result in higher costs for project implementation that cannot be wholly or even partially passed on to our customers and thus resulting in delaying our progress towards profitability.

The Company’s capital structure continues to allow us to weather the unexpected delays without significant operational impact and enables us to pursue large projects where the ability to deploy major resources is required. It should be noted that the Company recently increased its working capital to account for an increase in pre-contract procurement activities to avoid a slowdown in revenues caused by delays in receiving certain components as had been the case in previous years. The Company undertook a major review of operations during 2021 and made significant changes in staffing including additional engineering staff and revamping its software development and Artificial Intelligence staffing. These efforts have begun to yield benefits in 2022 as reflected in the improved systems revenues. This effort has improved delivery times on major projects and helps to offset some of the continued supply chain lags the Company has faced post-Covid-19. The Company continues to monitor the situation and procures materials ahead of contract award where feasible.

The Company also expects to continue the growth with new revenue from other existing customers which we expect to be coming on-line in the next several months. In aggregate during 2022, the Company has been successful in the expansion of project and services contracts to account for new work. The services portion of revenues are driven by successful completion on projects and represents services and support for those installations. The recurring revenue portion of our revenue for services and consulting, continues to make-up a greater share of our revenues and this growth is expected to continue going forward. The Company expects to continue the growth with new, long term recurring revenue from existing customers which will be coming on-line in the next several months.

Cost of Revenues

	For the Years Ended
	December 31,
	2022	2021	% Change
Cost of revenues:
Technology systems	$8,376,649	$4,728,197	77%
Services and consulting	1,887,614	1,492,176	27%
Total cost of revenues	$10,264,263	$6,220,373	65%

Cost of revenues largely comprises equipment, labor and overhead necessary to support the implementation of new systems and support and maintenance of existing systems. Cost of revenues on technology systems increased during the period compared to the equivalent period in 2021 by a slightly lower rate than the increase in revenues. The primary reason for the increased growth in costs year-over-year stems from additional project work related to the delivery of two Railcar Inspection Portals. Additionally, the Company made significant progress on the manufacturing of a special-purpose, high value Railcar Inspection Portal which it anticipates completing during 2023. The Company’s costs are composed of materials, subcontractor costs and labor consisting of the Company’s engineering, project management and software team’s efforts to deliver on the aforementioned Railcar Inspection Portals. The cost of sales grew at a slower pace than revenues primarily because the Company neared completion of two of its portals and thus recognized additional profits on these projects as it satisfied its project-related obligations. Additionally, the Company saw improved revenue growth related to higher margin services and artificial intelligence during the year which contributed to revenue growth outpacing the change in cost of sales.

These internal costs are being recognized against project and support revenues with a similar reduction in costs previously recognized for research and development, engineering development and internal support. In concert with this, there is a continued focus on construction costs and savings through efficiency, but the Company has elected to expand its key employees in anticipation of expected sales growth in technology systems and services in 2023 and beyond.

Cost of revenues increased on services and consulting year-over-year albeit at a slower pace than the increase in services and consulting revenues. The increase in costs was a result of one-time services completed on existing RIP sites on which the Company incurred some additional material costs as well as project management and engineering team labor to complete the project. The year-over-year revenue from consulting and services increase outpaced the increase in costs which is a positive trend. The Company put into service additional artificial intelligence algorithms and maintenance and support services which are high margin and represent only marginal increases in the requisite costs to deliver these services.

Gross Margin

	For the Years Ended
	December 31,
	2022	2021	% Change

Revenues	$15,012,366	$8,259,917	82%
Cost of revenues	10,264,263	6,220,373	65%
Gross margin	$4,748,103	$2,039,544	133%

Gross margin showed a significant improvement for the year ended December 31, 2022 as compared to the same period in 2021. As noted above, the improvement in margin was a direct result of increased business activity the Company recognized in the latter half of 2022. The increased business activity was related to the manufacturing and near completion of installation of two Rail Inspection Portals, a number of one-time service events and significant progress made on a special-purpose, high-value RIP. The Company began to recognize revenue and profit on those activities in accord with its revenue recognition policy. The recognition of the revenue and subsequent profit from these major projects, as well as underlying services and maintenance revenues from existing projects, resulted in a 32% gross margin. By comparison for the full-year 2021, the Company had limited business activity from a handful of projects primarily related to customer site upgrades as well as lower underlying service revenues. This was as a result of project timing and delayed A.I. related services, which yielded a 25% gross margin. While the margins are not significantly different year-over-year, the Company’s 82% increase in revenue from additional projects and services drove an overall higher gross margin-dollar amount.

Operating Expenses

	For the Years Ended
	December 31,
	2022	2021	% Change
Operating expenses:
Sales and marketing	$1,337,186	$1,233,851	8%
Research and development	1,651,064	2,515,630	-34%
General and Administration	8,625,002	5,747,014	50%
Total operating expense	$11,613,252	$9,496,495	22%

Overall operating expenses were higher by 22% in 2022 as compared to the full-year 2021. There was a marginal 8% increase in sales and marketing related to increased investment into the overall capability of the commercial team. Specifically, 2022 saw the Company bring in additional talent with direct experience from the technology and rail spaces. Research and development costs declined 34% during the year. This was the result of some of the technical resources from the IT and Engineering teams being consumed as part of the significant increase in project and service revenues and led to the Company performing additional project and one-time services work year-over-year. The offset of these charges reside in the cost of sales services and consulting. Additionally, general and administration costs increased approximately 50% because of a focus on employee retention and increased headcount to support the growth in its operating plan. Specifically, in 2022 the Company had charges related to staff retention via a discretionary performance program; this was a new initiative for the entire organization to drive higher performance and attract and retain better quality resources in a tight labor market as well as the related implementation and increased subsequent non-cash charges of an employee stock option plan. The Company still faces some pressure on existing staff compensation as a result of inflation during 2022 but remains focused to manage and stabilize administrative costs without interruption to customer service.

Loss From Operations

The losses from operations for the years ended, December 31, 2022 and 2021 were $6,865,149 and $7,456,951, respectively. The decrease in losses from operations during the year was the result of mostly improved revenues stemming from the deployment of new portals and receipt of materials and manufacturing related to a high value set of portals to be completed during 2023. These additional projects as well as an increase in services and consulting revenue increases and related margins outpaced the Company’s increased general and administrative costs throughout 2022. As a result, the Company achieved near breakeven in the fourth quarter of 2022. The Company has continued to face inflation and supply chain pressures during 2022 and, as normal course of business, has worked to balance these impacts through management of customer contracts and cost control efforts.

Interest Expense

Interest expense for the years ended December 31, 2022 and 2021 was $9,191 and $20,268, respectively. The reduction in interest expense was primarily due to the financing charges related to insurance policies in 2021.

Other Income

Other income for the years ended December 31, 2022 and 2021 was $9,557 and $1,468,318, respectively. The decrease is mainly due to the PPP loan forgiveness recorded in the first quarter of 2021.

Net Loss

The net loss for the years ended December 31, 2022 and 2021 was $6,864,783 and $6,008,901, respectively. The increase in net loss is primarily attributable to the one-time effect of the PPP loan forgiveness gain in the first half of 2021. Despite the increased net loss year-over-year, the Company showed an improvement at the operating loss level. Net loss per common share was $1.11 and $1.63 for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of December 31, 2022, the Company has a cash balance of $1,121,092.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Years Ended
	December 31,
	2022	2021

Net cash used in operating activities	$(7,873,307)	$(6,579,378)
Net cash used in investing activities	(644,888)	(552,940)
Net cash provided in financing activities	8,745,567	4,056,938
Net increase (decrease) in cash	$227,372	$(3,075,380)

Net cash used in operating activities for the years ended December 31, 2022 and 2021 was $7,873,307 and $6,579,378, respectively. The increase in net cash used in operations for the year ended December 31, 2022 was the result of higher expenditures related to current projects as previously discussed as well as expenditures related to projects which the Company anticipates will be completed in 2023. In addition, there are several changes in assets and liabilities that increased the use of cash in operations including increases in inventory for some long-lead components and accounts receivable. Additionally, $1,410,270 in funding from the CARES Act PPP loan program received in 2021 plus deferred interest was forgiven during the first quarter of 2021.

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $644,888 and $552,940, respectively. The Company continues to invest in computing, lab equipment and software and artificial development as reflected in the increase in 2022.

Net cash provided in financing activities for the years ended December 31, 2022 and 2021 was $8,745,567 and $4,056,938, respectively. Cash flows provided by financing activities during 2022 were primarily attributable to gross proceeds from the issuance of common and preferred stock to shareholders in the amount of $10,100,004, offset by $942,946 in issuance costs. 2022 marked an increase from 2021 financing activities $4,056,938 which was primarily underpinned from the gross proceeds of a private placement of $4,500,000.

During 2022, we funded our operations through the sale of our equity (or equity linked) securities, and through revenues generated and cash received from ongoing project execution, services and associated maintenance revenues. As of March 28, 2023, we have cash on hand of approximately $4,500,000. We have approximately $165,500 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on the continuation and expansion of operations and receipt of revenues. Our current capital and access to further capital and revenues are sufficient to fund such expansion we are now less dependent on timely payments by our customers for projects and work in process, however we expect such timely payments to continue. Material cash requirements will be satisfied within the normal course of business including substantial upfront payments from our customers prior to starting projects. In some cases, the Company may elect to purchase materials and supplies in advance of contract award but where there is a high probability of that award. Most, if not all, high value items that are pre-purchased, can be re-purposed if necessary. The maximum amount of material cash requirements not currently supported by up-front customer deposits is expected to be less than $1 million.

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

In the event of expansion into owning and operating its own Railcar Inspection Portals, the Company’s cash requirements and timing may shift. Specifically, the Company would endeavor to buy all materials ahead of time and invest in the RIP with follow-on contracts for long-term services and licensing. While this would shift the Company’s cash requirements, it anticipates a 12 – 18 month cash break-even point for each site and an opportunity for improved cash flows over time with high-margin agreements with the investment bolstered by access to further funding via common stock and private placement offerings.

Liquidity

Under Accounting Codification ASC 205, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $6,864,783 for the year ended December 31, 2022. During the same period, cash used in operating activities was $7,873,307. The working capital surplus and accumulated deficit as of December 31, 2022, were $2,339,052 and $52,361,834, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offerings and a private placement which were completed during the first quarter of 2022 and during third and fourth quarters of 2022 as well as the first quarter of 2023.

As previously noted, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock during 2021. Additionally, the Company was successful during 2022 in raising gross proceeds of over $10,100,000 from the sale of both common shares and Series D Preferred Stock. Additionally, late in the first quarter of 2023, the Company raised gross proceeds of $4,000,000 from the issuance of Series E Preferred Stock (See Note 16). As part of its strategy, the Company will endeavor to utilize the Preferred Series E and the remainder of the Series D as additional funding mechanisms. Additionally, during the second quarter of 2023, the Company will again have access to its S-3 “shelf registration” statement allowing the Company to sell additional common shares. At the time of this document, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business in the event it did not have an uptake in the preferred classes of shares previously noted. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) continue to affect our operations, particularly in our supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the ongoing supply chain issues and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, with the combination of Series E Preferred Stock offering coupled with an S-3 shelf registration availability starting in the second quarter of 2023, it will have sufficient working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen significant growth in its contracted backlog as well as positive signs from new commercial engagements that indicate improvements in future commercial opportunities.

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, recent common stock offerings and private placements as well as the availability to raise capital via its shelf registration indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We continue executing the plan to grow our business and achieve profitability. The Company may selectively look at opportunities for fund raising in the future. Management has extensively evaluated our requirements for the next 12 months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2022 and will continue in 2023 and beyond. As a result, we expect to generate sufficient revenue and to attain profitable operations with minimal cash use in the next 12 months. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment, and other long-lived assets in accordance with FASB ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets in the event the net book values of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-34 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There are no reportable events under this item for the year ended December 31, 2022.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Controller, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based upon such evaluation, our Chief Executive Officer, Chief Financial Officer and Controller have concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting discussed below to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Controller, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and Controller, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth in the framework contained in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report based on those criteria.

Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer, Chief Financial Officer and Controller to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, the material weaknesses in our internal control over financial reporting related to the ineffective review of revenue recognition policy and application of policy related to services and project scopes of work. Business financial review controls proved ineffective as a result of reliance upon ineffective reporting software, or that rely on data produced from numerous sources such as customer supply agreements..

Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Planned Remediation Activities

Our planned remediation efforts related to the above identified material weakness include:

•	Reassess the existing IT infrastructure to improve automation and transparency of revenue recognition process;
•	Determine if additional investments are needed to upgrade existing enterprise software;
•	Contractually instill change management approval process for all out-of-scope works with all customers;
•	Perform ongoing trainings with financial team to improve documentation that supports effective control activities;
•	Augment staff to improve review and segregation of duties

There were no further changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position
Charles P. Ferry	57	Chief Executive Officer, Director
Andrew W. Murphy	39	Chief Financial Officer
Kenneth Ehrman(1)	52	Chairman
Ned Mavrommatis(2)	52	Director
James Craig Nixon (3)	63	Director

———————

(1)	Chairman of our Board of Directors, Chairman of the Corporate Governance and Nominating Committee member of the Compensation Committee and Audit Committee.
(2)	Chairman of the Audit Committee, member of the Compensation Committee.
(3)	Chairman of the Compensation Committee, member of the Corporate Governance and Nominating Committee.

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

Andrew W. Murphy, Chief Financial Officer

Mr. Murphy, has over 16 years of progressive business experience in accounting and finance including nearly five years of public company experience for a London Stock Exchange-based company. He joined Duos Technologies, Inc. in 2020 where he served on the Commercial team to support new project bids while also building out the Finance function. Prior to joining Duos, from 2011 to 2020 Mr. Murphy held progressive senior Finance roles within APR Energy, a global fast-track power and asset management company formerly listed on the London Stock Exchange (LSE). In these roles Mr. Murphy oversaw the pricing & risk management efforts for more than $800 million in new business and asset transactions across the globe. Additionally, he was also responsible for managing the FP&A function as well as supporting M&A activity and the investor relations function during APR Energy’s time on the LSE. Prior to his time with APR, Mr. Murphy served in corporate accounting roles within a Fortune 500 company as well as time working in public accounting with a focus on tax and business services.

Mr. Murphy graduated from Jacksonville University “cum laude” with a business degree in Accounting and later received his Master’s degree in Business Administration with a focus in Finance.

Kenneth Ehrman, Chairman

Mr. Ehrman joined the Board on January 31, 2019. He was elected as Chairman of the Board in November 2020 and is a member of the Audit, and Compensation Committees. As an innovator in intelligent machine to machine (MtoM wireless technology) and industrial applications of the internet of things (IoT), Mr. Ehrman has coauthored more than 40 patents in wireless communications, mobile data, asset tracking, power management cargo and impact sensing as well as rental car management.  Mr. Ehrman is the founder of Halo Collar, which invented a technology used for the tracking of canines to replace GPS-based wireless fences. Halo Collar has recorded more than 20,000-unit sales since its inception in July 2020. He also currently serves as an independent consultant to several high-technology companies in supply chain/logistics and transportation. Mr. Ehrman advises technology companies focused on solutions for these industries.

Prior to joining our Board, Mr. Ehrman served as Chief Executive Officer of I.D. Systems, Inc., a company he founded in 1993 as a Stanford University engineering student. During his tenure at I.D. Systems, he pioneered the commercial use of radio frequency identification technology for industrial asset management and took the company public on the Nasdaq in 1999. Under his leadership, I.D. Systems was named one of North America’s fastest growing technology companies by Deloitte in 2005, 2006, and 2012. Mr. Ehrman received multiple awards during his time at I.D. Systems, including Deloitte Entrepreneur of the Year and Ground Support Worldwide Engineer/Innovator Leader.

Mr. Ehrman is also the Chairman of the Corporate Governance & Nominating Committee as well as a member of the Audit and Compensation Committees. The Board believes that Mr. Ehrman’s management experience, engineering expertise and long history and familiarity with industries the Company currently operates in, make him ideally qualified to help lead the Company towards continued growth.

Ned Mavrommatis, Director

Mr. Mavrommatis has served as the Chief Financial Officer of Halo Collar since May 2022. The Halo Collar is the newest smart safety system for dogs. Co-founded by Cesar Millan, this patented system utilizes proprietary technology & dog psychology to provide a wireless smart fence, smart training, GPS tracker and activity tracker combined into one easy-to-use smart collar. Prior to Halo Collar Mr. Mavrommatis served as the Chief Financial Officer of PowerFleet, Inc. (NASDAQ: PWFL) from October 2019 to May 2022 and I.D Systems, Inc. (NASDAQ: IDSY) from August 1999 to October 2019. Mr. Mavrommatis started his career in public accounting.

Mr. Mavrommatis received a Master of Business Administration in finance from New York University’s Leonard Stern School of Business and a Bachelor of Business Administration in accounting from Bernard M. Baruch College, The City University of New York. Mr. Mavrommatis is also a Certified Public Accountant.

James Craig Nixon, Director

Mr. Nixon joined our Board of Directors on July 15, 2021 and serves as Chairman of the Compensation Committee and a member of the Audit and Corporate Governance and Nominating Committees. Brigadier General Craig Nixon (Ret.) is a combat decorated, special operations soldier. Over a 29-year Army career, Brigadier General Nixon served in a wide range of assignments including seven tours in special operations units including assignments as the Commander, 75th Ranger Regiment and Director of Operations for Joint Special Operations Command (JSOC) and US Special Operations Command. He is a combat decorated soldier whose awards include the Distinguished Service Medal, Silver Star, three Bronze Stars, and the Purple Heart.

After retiring from the Army in 2011, he was an original Partner at McChrystal Group, helped create a highly successful leadership consulting company and led their engagements with a number of technology focused Fortune 500 companies. In 2013 he became the Chief Executive Officer of ACADEMI and over three years through a combination of organic growth and acquisitions built Constellis Group, a global leader in security and training with over 10,000 employees in 30 countries. During his tenure Constellis tripled in revenue to over $1 billion annually and saw a fivefold increase in EBITDA. Since January 2016, he has been the founder and Chief Executive Officer of Nixon Six Solutions, a consulting firm focusing on growth and market entry strategy, leadership, and mergers & acquisitions. He is on a number of government and technology boards and is also a frequent speaker on geopolitics, leadership, and veterans’ challenges.

Brigadier General Nixon is a graduate of Auburn University and has earned master’s degrees from the Command and Staff College and the Air War College. He is a decorated retired General Officer, successful entrepreneur, and passionate supporter of veteran non-profit organizations. He was selected for the Ranger Hall of Fame and Auburn University at Montgomery Top Fifty Alumni in 2017.

Our Board of Directors believes that Mr. Nixon’s extensive military and management experience and familiarity with technology industries make him ideally suited to help lead the Company towards excellence in operations and strategic planning.

Key Employees

Jeff Necciai, Chief Technology Officer, Operating Subsidiary Duos Technologies, Inc.

Mr. Necciai brings over 25 years of experience in designing, developing, and delivering value-driven technology solutions across a wide range of industries to Duos. Prior to joining Duos in January 2021, Jeff served as the Chief Technology Officer of NASCENT Technology, where he cultivated and led high-performing cross-functional product teams to develop and deliver comprehensive gate automation solutions to rail and maritime terminal customers. Jeff was responsible for the solution design and software architecture for many of the company's innovations, including an advanced OCR and imaging solution, proprietary point-to-point VoIP technology, an automated work queue management system, a line of integrated "smart" outdoor IP-based callboxes, and a comprehensive human-assisted security and surveillance platform. In 2001, Jeff co-founded and served as Lead Systems Architect for Solution Dynamics, which developed remote digital video surveillance products for institutional customers. Jeff is listed on several technology-based patents and has contributed articles for publications such as American Shipper, World Cargo News, and the Journal of Commerce. Jeff holds a Bachelor of Science Degree in Business Administration from Clarion University of Pennsylvania.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, the reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended December 31, 2022, were timely, except for one Form 4 for each of the directors reflecting issuance of director compensation shares were not filed timely.

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

Board Composition and Director Independence

Our Board of Directors currently consists of four members: Mr. Kenneth Ehrman, Mr. Charles P. Ferry, Mr. Ned Mavrommatis, and Mr. James Craig Nixon. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Nasdaq Listing Rule 5605(a)(2).

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

Mr. Mavrommatis and Mr. Nixon, both of whom are independent directors within the meaning of the Nasdaq’s listing rules, are the Chairman of the Audit Committee and Compensation Committee, respectively. Each of the independent members of our Board of Directors also serves on one or more committees as previously disclosed.

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

Compensation Committee

The Committee’s compensation-related responsibilities include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;
•	reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;
•	determining the need for and the appropriateness of employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or board of directors;
•	providing oversight of management’s decisions concerning the performance and compensation of other Company officers, employees, consultants and advisors;
•	reviewing our incentive compensation and other equity-based plans and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;
•	reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and
•	selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

Mr. Nixon serves as the Chairman of the Compensation Committee.

Corporate Governance and Nominating Committee

The responsibilities of the Corporate Governance and Nominating Committee include:

•	recommending to the board of directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board;
•	considering candidates proposed by stockholders in accordance with the requirements in the Committee charter;
•	overseeing the administration of the Company’s Code of Ethics;
•	reviewing with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;
•	having the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;
•	recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;
•	overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively; and
•	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

Mr. Ehrman serves as the Chairman of the Corporate Governance and Nominating Committee.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)		Options ($)		Other Comp. ($)		Total ($)

Charles P. Ferry,	2022	250,000	150,000	(1)	235,144	(2)	—		635,144
Chief Executive Officer (PEO)	2021	250,000	—		—		—		250,000

Andrew W. Murphy(3),	2022	206,500	60,000	(4)	188,115	(5)	—		454,615
Chief Financial Officer (CFO)	2021	169,497	129		—		—		169,626

Adrian G. Goldfarb(6),	2022	220,000	50,000	(7)	176,358	(8)	—		446,358
Former Chief Financial Officer, Former Director	2021	205,250	—		—		2,500	(9)	207,750

Connie L. Weeks,	2022	167,030	20,000	(11)	94,058	(12)	—		281,088
Former Chief Accounting Officer(10)	2021	150,000	—		—		—		150,000

———————

(1)	Represents $150,000 objectives bonus.
(2)	Option compensation is the fair market value of 100,000 share, five-year options with a strike price of $6.41 and three-year vesting granted to Mr. Ferry as a retention incentive. See table below for valuation methodology.
(3)	Mr. Murphy became Chief Financial Officer effective November 15, 2022.
(4)	Represents $60,000 objectives bonus.
(5)	Option compensation is the fair market value of 80,000 share, five-year options with a strike price of $6.41 and three-year vesting granted to Mr. Murphy as a retention incentive. See table below for valuation methodology.
(6)	Mr. Goldfarb retired as Chief Financial Officer effective November 15, 2022.
(7)	Represents $50,000 objectives bonus.
(8)	Option compensation is the fair market value of 75,000 share, five-year options with a strike price of $6.41 and three-year vesting granted to Mr. Goldfarb as a retention incentive. See table below for valuation methodology.
(9)	Comprised of $2,500 annual car allowance in 2021.
(10)	On December 31, 2022 Ms. Weeks retired from the Company.
(11)	Represents bonus award for long service to the Company.
(12)	Option compensation is the fair market value of 40,000 share, five-year options with a strike price of $6.41 and initial three-year vesting granted to Ms. Weeks as a retention incentive. Ms. Weeks' options become fully vested upon her retirement on December 31, 2022 as an accommodation for long service to the Company. See table below for valuation methodology.

	For the Years Ended December 31,
	2022	2021
Risk free interest rate	0.97%	—
Expected term in years	3.50	—
Dividend yield	—	—
Volatility of common stock	72%	—
Estimated annual forfeitures	—	—

Outstanding Equity Awards at December 31, 2022

Name	Number of shares underlying unexercised options exercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Charles P. Ferry	—	100,000	$6.41	12/31/2026	—	—	100,000	$0
Charles P. Ferry	100,000	—	$4.18	08/31/2025	—	—	—	—
Andrew W. Murphy	—	80,000	$6.41	12/31/2026	—	—	80,000	$0
Andrew W. Murphy	13,333	6,667	$4.35	11/22/2025	—	—	6,667	$0
Adrian G. Goldfarb	—	75,000	$6.41	12/31/2026	—	—	75,000	$0
Adrian G. Goldfarb	18,929	—	$6.00	03/31/2025	—	—	—	—
Adrian G. Goldfarb	18,929	—	$4.74	03/31/2025	—	—	—	—
Connie L. Weeks	40,000	—	$6.41	12/31/2026	—	—	—	—
Connie L. Weeks	18,929	—	$6.00	03/31/2025	—	—	—	—
Connie L. Weeks	18,929	—	$4.74	03/31/2025	—	—	—	—

Employment Agreements

Charles P. Ferry

On September 1, 2020, the Company entered into an employment agreement (the “Ferry Employment Agreement”) with Charles P. Ferry pursuant to which Mr. Ferry serves as Chief Executive Officer of the Company. The Ferry Employment Agreement is for a term of one year (the “Initial Term”) and shall be automatically extended for additional terms of successive one-year periods (the “Additional Term”) unless the Company or Mr. Ferry gives at least 60 days written notice of non-renewal prior to the expiration of the Initial Term or an Additional Term. Mr. Ferry is to receive a base salary at an annual rate of $250,000. Mr. Ferry received a one-time cash incentive bonus in the amount of $50,217 in accordance with criteria determined by the Board and based on the review and recommendation of the Compensation Committee. Mr. Ferry is also eligible for an annual bonus in an amount up to $150,000 in accordance with criteria, including but not limited to, revenue targets, profitability and other key performance indicators. Additionally, Mr. Ferry received 100,000 options that are exercisable into 100,000 shares of common stock at an exercise price of $4.18, of which 100% vested on September 1, 2022. He received a further grant in January 2022 in the amount of 100,000 non-qualified options with a term of five years and on a strike price of $6.41. The options have a three-year vesting period. The Ferry Employment Agreement can be terminated with or without cause at any time during the Initial Term or during an Additional Term. As a full-time employee of the Company, Mr. Ferry is eligible to participate in all of the Company’s benefit programs.

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

Connie L. Weeks

On April 1, 2018, the Company entered into an employment agreement (the “Weeks Employment Agreement”) with Connie L. Weeks, pursuant to which Ms. Weeks served as Chief Accounting Officer of the Company. During 2022, Ms. Weeks was paid an annual salary of $152,260 as well as a $20,000 performance bonus and $14,770 in compensation for unused paid time off. The Weeks Employment Agreement had an initial term that extended through March 31, 2019, subject to renewal for successive one year terms unless either party gives notice of that party’s election to not renew to the other party at least 60 days prior to the expiration of the then-current term. Ms. Weeks gave notice to the Company that she would be retiring effective December 31, 2022. As a consequence, the Weeks Employment Agreement terminated effective December 31, 2022. The Weeks Employment Agreement was approved by the Compensation Committee.

Potential Payments upon Change of Control or Termination following a Change of Control and Severance

The Weeks Employment Agreement contained certain provisions for early termination, which may have resulted in a severance payment equal to two years of base salary then in effect. This provision is no longer in effect and Ms. Weeks will not receive any further compensation following her retirement.

Director Compensation

Starting in 2021, the Compensation Committee determined that directors will receive $40,000 for serving as a member of a committee and $10,000 for serving as Chairman of a committee. The $10,000 fee is also inclusive of any services rendered as a member of one or more committees. The board compensation will be paid 40% in cash and 60% in shares of restricted common stock or options to purchase shares of common stock, as elected by the board member. Each board member may further elect to receive up to 100% of compensation in restricted stock on a quarterly basis.

The following table summarizes data concerning the compensation of our non-employee directors for the year ended December 31, 2022.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(6)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Ehrman (1)	0	50,000	0	0	0	0	50,000
Edmond L. Harris (2)	18,333	27,500	0	0	0	0	45,833
Ned Mavrommatis (3)	20,000	30,000	0	0	0	0	50,000
James Craig Nixon (4)	0	50,000	0	0	0	0	50,000

———————

(1)	Kenneth Ehrman was appointed to the board in January 2019. Through November 19, 2020, he served as Chairman of the Compensation Committee and as of that date he was named Chairman of our Board of Directors. He serves as a member of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Ehrman elected to receive all of his compensation in stock.
(2)	Edmond L. Harris was appointed to the board on November 19, 2020. Since his appointment, he served as Chairman of the Corporate Governance and Nominating Committee and a member of the Audit Committee. Mr. Harris resigned from the Board of Directors effective November 28, 2022.
(3)	Ned Mavrommatis was appointed to the board on August 13, 2019. Through November 19, 2020, he served as Co-Chairman of the Audit Committee and since then he has been the sole Chairman of the Audit Committee and a member of the Compensation and Corporate Governance and Nominating Committees.
(4)	James Craig Nixon was appointed to the board on July 15, 2021. Since his appointment, he has served as Chairman of the Compensation Committee and a member of the Audit and Corporate Governance and Nominating Committees.
(6)	Reflects the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. In determining the grant date fair value of stock awards, the Company used the closing price of the Company’s common stock on the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 28, 2023, our authorized capitalization was 500,000,000 shares of common stock $0.001 par value per share,500,000 shares of Series A Redeemable Convertible Preferred Stock, 15,000 shares of Series B Convertible Preferred Stock (“Preferred B”), 5,000 shares of Series C Convertible Preferred Stock (“Preferred C”), 4,000 shares of Series D Convertible Preferred Stock (“Preferred D”), and 30,000 shares of Series E Convertible Preferred Stock (“Preferred E”). As of the same date, there are 7,156,876 shares of our common stock issued, 0 shares of Preferred A, 0 shares of Preferred B, 0 shares of Preferred C outstanding, 1,299 shares of Preferred D outstanding, and 4,000 shares of Preferred E outstanding, respectively. Additionally, our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of March 28, 2023, the number of shares of our common stock beneficially owned by (i) each person who is known by us to own of record or beneficially five percent or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned. The address of our directors and executive officers is c/o Duos Technologies Group, Inc., at 7660 Centurion Parkway, Suite 100, Jacksonville, Florida 32256.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned
5% Beneficial Shareholders
Bleichroeder LP 1345 Avenue of the Americas, 47th Floor New York, NY 10105 (1)	2,994,140	36.75%
Pessin Family Holdings 500 Fifth Avenue, Suite 2240 New York, NY 10110 (2)	1,459,945	20.45%
Bard Associates, Inc. 135 South LaSalle Street, Ste 3700 Chicago, Illinois 60603(3)	475,853
Laurence W. Lytton 467 Central Park West New York, New York 10025(4)	734,025
Directors and Named Executive Officers
Charles P. Ferry(5)	106,000	1.46%
Andrew W. Murphy(6)	40,750	*
Kenneth Ehrman(7)	62,680	*
Ned Mavrommatis(8)	35,431	*
James C. Nixon	24,280	*

———————

*Denotes less than 1%

(1)	Based on Amendment No. 6 to Schedule 13G/A filed by Bleichroeder LP (“Bleichroeder”) with the SEC on February 14, 2023 (the “Bleichroeder 13G/A”). According to the Bleichroeder 13G/A, Bleichroeder is an investment advisor registered under Section 203 of the Investment Advisers Act of 1940 and as of February 14, 2023 was deemed to be the beneficial owner of 1,283,162 shares of our Common Stock as a result of acting as investment advisor to various clients. The number of shares beneficially owned by Bleichroeder does not include warrants to purchase shares of our Common Stock held of record by 21 April Fund, Ltd. in the amount of 32,724 or warrants to purchase shares of our Common Stock held of record by 21 April Fund LP (together with 21 April Fund, Ltd., the “21 April Entities”) in the amount of 11,920 due to a 9.99% beneficial ownership limitation included in such warrants. Bleichroeder acts as an investment advisor to the 21 April Entities. The 21 April Entities also purchased 999 shares of Series D Preferred Stock on September 30, 2022, which, subject to receipt of the Stockholder Approval pursuant to Proposal No. 2, is convertible into 333,000 shares of Common Stock. The 21 April Entities also purchased 4,000 shares of Series E Preferred Stock on March 27, 2023, which, subject to receipt of the Stockholder Approval, is convertible into 1,333,334 shares of Common Stock.
(2)	Based on Amendment No. 5 to Schedule 13D/A filed by Norman H. Pessin, Sandra F. Pessin and Brian L. Pessin with the SEC on October 7, 2022 (the “Pessin 13D/A”) disclosing that Norman H. Pessin owns 57,972 shares of our Common Stock, Sandra F. Pessin beneficially owns 1,221,062 shares of our Common Stock and Brian L. Pessin beneficially owns 180,911 shares of our Common Stock.
(3)	Based on Schedule 13G filed by Bard Associates, Inc. (“Bard”) with the SEC on February 6, 2023, disclosing that Bard has sole voting and dispositive power as to 10,000 shares of Common Stock and shared dispositive power as to 465,853 shares of Common Stock.
(4)	Based on Amendment No. 3 to Schedule 13G/A filed by Mr. Lytton with the SEC on February 13, 2023. Mr. Lytton also purchased 300 shares of Series D Preferred Stock on October 29, 2022, which, subject to receipt of the Stockholder Approval pursuant to Proposal No. 2, is convertible into 100,000 shares of Common Stock..

(5)	Includes (i) 100,000 shares of our Common Stock underlying the vested and exercisable portion of options to purchase our Common Stock at an exercise price of $4.18 per share. 100,000 shares of our Common Stock underlying the unvested and currently non-exercisable portion of options to purchase our Common Stock at an exercise price of $6.41 per share were excluded. The 6,000 shares of Common Stock beneficially owned by Mr. Ferry are held in a joint account with his spouse.
(6)	Includes (i) options to purchase 13,333 shares of our Common Stock at $4.35 per share, all of which are fully vested and exercisable; (ii) options to purchase 26,667 shares of our Common Stock at $6.41 per share, all of which are fully vested and exercisable; and (iii) 750 shares of our Common Stock.
(7)	Includes (i) options to purchase 8,572 shares of our Common Stock at $4.74 per share, all of which are fully vested and currently exercisable, and (ii) options to purchase 8,572 shares of our Common Stock at $6.00 per share, all of which are fully vested and currently exercisable.
(8)	Includes (i) options to purchase 8,572 shares of our Common Stock at $4.74 per share, all of which are fully vested and currently exercisable, and (ii) options to purchase 8,572 shares of our Common Stock at $6.00 per share, all of which are fully vested and currently exercisable.

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

Currently, there are 75 identified employees (including three executive officers, of which one is a director), four non-employee directors, and up to 75 other current or future staff members who would be eligible to receive stock options and/or shares of restricted stock under the 2021 Plan. Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the 2021 Plan as well.

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

The following table provides equity compensation plan information as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	997,934	(1) (2)	$6.11	(3)	525,061

Equity compensation plans not approved by security holders	160,000		$4.98	(3)	N/A

1.	On March 11, 2016, the Board adopted, subject to the receipt of stockholder approval, which was received on April 21, 2016, the 2016 Plan providing for the issuance of up to 16,327 shares of our common stock. The 2016 Plan was subsequently modified with stockholder approval twice: on January 18, 2018 to increase the total maximum number of shares issuable under the 2016 Plan to 178,572 and on July 31, 2019 to increase the total maximum number of shares issuable under the 2016 Plan to 321,429 of which 311,898 had been issued. The purpose of the 2016 Plan was to assist the Company in attracting and retaining key employees, directors, and consultants and to provide incentives to such individuals to align their interests with those of our stockholders.
2.	On April 12, 2021, the Board adopted, subject to the receipt of stockholder approval, which was received on July 15, 2021, the 2021 Plan providing for the issuance of up to 1,000,000 shares of our common stock of which 685,000 have been issued and 190,000 forfeited as of December 31, 2022. The purpose of the 2021 Plan was to replace the 2016 Plan which had expired and continue to assist the Company in attracting and retaining key employees, directors, and consultants and to provide incentives to such individuals to align their interests with those of our stockholders.
3.	Represents the aggregate Weighted Average Exercise Price of 837,434 outstanding options as of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 1, 2012, the Company entered into an independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida limited liability company, owned by our former Chief Technology Officer, David Ponevac. The Services Agreement provided that Luceon would provide support services including management, coordination or software development services and related services to duos. In January 2019, additional services were contracted with Luceon for TrueVue360™ primarily for software development through the provision of 7 additional full-time contractors located in Slovakia at a cost of $16,250 for January initially, rising to $25,583 after fully staffed, per month starting February 2019. This was in addition to the existing contract of $7,480 per month for duos for 4 full-time contractors which increased to $8,231 per month in June of 2019. During 2020 efforts in reducing cost, Luceon reduced its staff for the TrueVue360 software development team from a staff of 7 to 3 full-time employees at a cost of $11,666 per month starting June 1, 2020. As of January 1, 2021, the Company ceased recording activities in TrueVue360 nor its combined billings for a total of $20,986 per month. For the years ended December 31, 2022 and 2021, the total amount expensed was $0 and $93,422, respectively. The Company had no open accounts payable with Luceon at December 31, 2022 or 2021. On May 14, 2021, the Company formally ended its relationship with Luceon in concert with the resignation of our Chief Technology Officer and as such there is no longer a related party relationship.

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

	2022	2021
Audit Fees (1)	$111,200	$101,800
Audit-Related Fees (2)	18,900	18,500
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$130,100	$120,300

———————

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.
(3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice, and tax planning.
(4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

3. Exhibits

Exhibit No.	Exhibit Description
2.1	First Amendment to Merger and Plan of Merger, dated March 15, 2015 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 2.1 on March 19, 2015)
2.2	Merger Agreement and Plan of Merger, dated February 6, 2015 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 2.1 on February 9, 2015)
3.1	Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 on July 13, 2015)
3.2	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 on April 7, 2015)
3.3	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.3 of the Company’s Form S-1/A filed on May 28, 2021)
3.4	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 with the Securities and Exchange Commission on April 28, 2017)
3.5	Articles of Amendment to Articles of Incorporation Designation Series B Convertible Preferred Stock (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 with the Securities and Exchange Commission on November 29, 2017)
3.6	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2020)
3.7	Articles of Amendment to Articles of Incorporation Designation of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
3.8	Amendments to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.8 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2021)
3.9	Articles of Amendment to Articles of Incorporation Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2022).
3.10	Articles of Amendment to Articles of Incorporation Designation of Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023)
4.1	Common Stock Purchase Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on December 23, 2016)
4.2	Form of Purchaser Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on November 29, 2017)
4.3	Form of Placement Agent Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.2 on November 29, 2017)
4.4	Form of Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 24, 2020)
4.5	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 44 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022
10.1+	Employment Agreement, dated September 1, 2020, between the Company and Charles P. Ferry (incorporated by reference to the Annual Report on Form 10-K filed as Exhibit 10.32 on March 30, 2021)
10.2	Securities Purchase Agreement, dated March 31, 2016, by and between Duos Technologies Group, Inc. and the Schedule of Buyers attached thereto (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on April 6, 2016)
10.3	Security and Pledge Agreement, dated April 1, 2016, by and among Duos Technologies Group, Inc., each of the Company’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on April 6, 2016)
10.4	Guaranty, dated April 1, 2016, by and among each of Duos Technologies Group, Inc.’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 on April 6, 2016)
10.5	Warrant, dated April 1, 2016, issued by Duos Technologies Group, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 on April 6, 2016)
10.6+	2016 Equity Incentive Plan (incorporated herein by reference to the Proxy Statement on Schedule 14A filed on April 1, 2016)
10.7	Securities Purchase Agreement, dated December 20, 2016, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on December 23, 2016)
10.8	Promissory Note, dated December 20, 2016, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on December 23, 2016)

10.9	Form of Securities Purchase Agreement (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on November 29, 2017)
10.10	Form of Registration Rights Agreement (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on November 29, 2017)
10.11	Amendment #1 to the Securities Purchase Agreement and to the Note, dated May 22, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.5 with the Securities and Exchange Commission on August 15, 2017)
10.12	Amendment #2 to the Securities Purchase Agreement and to the Note, dated July 12, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.6 with the Securities and Exchange Commission on August 15, 2017)
10.13	Amendment #3 to the Securities Purchase Agreement and to the Note, dated August 14, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.7 with the Securities and Exchange Commission on August 15, 2017)
10.14	Amendment #4 to the Securities Purchase Agreement and Note, dated November 14, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.8 on November 20, 2017)
10.15	Amendment #5 to the Securities Purchase Agreement and Note, dated November 16, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.9 on November 20, 2017)
10.16	Amendment #6 to the Securities Purchase Agreement and Note, dated November 20, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.10 on November 20, 2017)
10.17	Forbearance Agreement, dated May 12, 2017, by and among Duos Technologies Group, Inc. and GPB Debt Holdings II, LLC (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.13 on November 20, 2017)
10.18	Form of Note Holder Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 with the Securities and Exchange Commission on June 15, 2017)
10.19+	Form of Arcaini Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 with the Securities and Exchange Commission on June 15, 2017)
10.20+	Form of Goldfarb Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the Securities and Exchange Commission on June 15, 2017)
10.21	GPB Debt Holdings II, LLC Letter Agreement, dated August 1, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.4 with the Securities and Exchange Commission on August 15, 2017)
10.22	Form of Conversion Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.5 with the Securities and Exchange Commission on November 29, 2017)
10.23	Form of Redemption Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 with the Securities and Exchange Commission on November 29, 2017)
10.24	Form of Pay-off Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the Securities and Exchange Commission on November 29, 2017)
10.25+	Amendment to 2016 Equity Incentive Plan (incorporated by reference to Appendix B of the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 2017).
10.26+	Amendment to 2016 Equity Incentive Plan (incorporated by reference to the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2019)
10.27+	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020)
10.28	Paycheck Protection Program Note, dated April 23, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)
10.29	Separation Agreement, dated July 10, 2020, by and between Duos Technologies Group, Inc. and Gianni B. Arcaini (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2020)
10.30	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
10.31	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)

10.32+	2021 Equity Incentive Plan (incorporated herein by reference to the Proxy Statement on Schedule 14A filed on June 23, 2021)
10.33+	Employment Agreement, dated April 1, 2018, between the Company and Adrian G. Goldfarb (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 11, 2019)
10.34+	Employment Agreement, dated April 1, 2018, between the Company and Connie L. Weeks (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 11, 2019)
10.35	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)
10.36	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)
10.37	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023)
10.38	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023)
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2018 on April 15, 2019)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1/A filed on May 28, 2021)
23.1	Consent of Salberg & Company, P.A.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2019)
99.2	Compensation Committee Charter (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2019)
99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2019)
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
107**	Filing Fee Table

———————

*	filed herewith
**	furnished herewith
+	indicates management contract or compensatory plan

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: March 31, 2023	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: March 31, 2023	By:	/s/ Andrew W. Murphy
Andrew W. Murphy Chief Financial Officer

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles P. Ferry	Chief Executive Officer and Director	March 31, 2023
Charles P. Ferry	(Principal Executive Officer)

/s/ Andrew W. Murphy	Chief Financial Officer	March 31, 2023
Andrew W. Murphy	(Principal Financial Officer)

/s/ Kenneth Ehrman	Chairman	March 31, 2023
Kenneth Ehrman

/s/ Ned Mavrommatis	Director	March 31, 2023
Ned Mavrommatis

/s/ James Craig Nixon	Director	March 31, 2023
James Craig Nixon

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Duos Technologies Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duos Technologies Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Percentage of Completion Revenue Recognition & Related Contract Assets and Contract Liabilities

As described in footnote 1, “Revenue Recognition – Technology Systems” and footnote 8, “Revenues and Contract Accounting” to the consolidated financial statements, the Company recognizes revenue over time using a cost-based input methodology in which significant judgement is required to estimated costs to complete projects. These estimated costs are then used to determine the progress towards contract completion and the corresponding amount of revenue to recognize. In addition, contract assets on uncompleted contracts represent cumulative revenues in excess of billings on uncompleted contracts accounted for under the percentage of completion contract method. Contract liabilities on uncompleted contracts represent billings that exceed cumulative revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method.

We identified this percentage of completion revenue recognition as a critical audit matter. Auditing management’s estimates and judgments regarding forecasts of total estimated costs to complete projects is especially challenging and complex.

The primary procedures we performed to address this critical audit matter included (a) evaluated the reasonableness of management’s cost estimates to complete projects by comparing them to historical information, year-to-date current information, information available on projects subsequent to year end, and other supporting information, (b) performed ratio analysis and gross margin comparisons when applicable on a sample of technology systems revenues (c) agreed cost details to supporting documents, (d) confirmed billings with customers and/or traced cash receipts to bank statements, (e) recomputed the revenue earned and recognized, and (f) recomputed the contract asset or liability

Analysis of Liquidity and Going Concern

As summarized in Footnote 2 “Liquidity” to the consolidated financial statements, the Company has a history of net losses and net cash used in operating activities and believes such conditions will continue for a period of time into the future. These are considered adverse conditions or events that lead management to consider whether there is substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time or whether such concerns are alleviated with management’s plans.

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

The primary procedures we performed to address this critical audit matter included (a) Assessed the reasonableness of management’s process for developing their assessment of whether a going concern risk exists, (b) Assessed the reasonableness of assumptions management used in their future cash flow projections including comparison to prior year results, consideration of positive and negative evidence impacting management’s forecasts, and consideration of the Company’s financing arrangements in place as of the report date, (c) Developed our own independent calculation of expected source and use of funds, and cash flows and needs of the Company over the one year period from the date of issuance of the consolidated financial statements, (d) Confirmed cash balances as of December 31, 2022 with the banks and tested management’s bank reconciliations and inspected the bank balances in March 2023 after the $4,000,000 capital raise, (e) Identified management’s plans for dealing with the adverse conditions and events discussed above and assessed the reasonableness of the assumptions of such plans, (f) Assessed whether it is probable that management’s plans, when implemented, will mitigate the adverse effects of the conditions and events discussed above, (g) Concluded whether substantial doubt exists as to whether the Company can continue as a going concern for a period of one year after the consolidated financial statements are issued and (h) considered the effect of such conclusion on the consolidated financial statement disclosures.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2013

Boca Raton, Florida

March 31, 2023

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$1,121,092	$893,720
Accounts receivable, net	3,418,263	1,738,543
Contract assets	425,722	3,449
Inventory	1,428,360	298,338
Prepaid expenses and other current assets	441,320	354,613

Total Current Assets	6,834,757	3,288,663

Property and equipment, net	629,490	603,253
Operating lease right of use asset	4,689,931	4,925,765
Security deposit	600,000	600,000
Software development costs, net	265,208	—
Patents and trademarks, net	69,733	66,482

TOTAL ASSETS	$13,089,119	$9,484,163

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	December 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,290,390	$1,044,500
Notes payable - financing agreements	74,575	52,503
Accrued expenses	453,023	618,093
Equipment financing agreements-current portion	22,851	80,335
Operating lease obligation-current portion	696,869	315,302
Contract liabilities	957,997	1,829,311

Total Current Liabilities	4,495,705	3,940,044

Equipment financing agreement, less current portion	—	22,851
Operating lease obligation, less current portion	4,542,943	4,739,783

Total Liabilities	9,038,648	8,702,678

Commitments and Contingencies (Note 10)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,476,000 shares available to be designated	—	—
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at December 31, 2022 and 2021, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 851 issued and outstanding at December 31, 2022 and 2021, respectively, convertible into common stock at $7 per share	—	1
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 2,500 issued and outstanding at December 31, 2022 and 2021, respectively, convertible into common stock at $5.50 per share	—	2
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 1,299 and 0 issued and outstanding at December 31, 2022 and 2021, respectively, convertible into common stock at $3 per share	1	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 7,156,876 and 4,111,047 shares issued, 7,155,552 and 4,109,723 shares outstanding at December 31, 2022 and 2021, respectively	7,156	4,111
Additional paid-in-capital	56,562,600	46,431,874
Accumulated deficit	(52,361,834)	(45,497,051)
Sub-total	4,207,923	938,937
Less: Treasury stock (1,324 shares of common stock at December 31, 2022 and 2021)	(157,452)	(157,452)
Total Stockholders' Equity	4,050,471	781,485

Total Liabilities and Stockholders' Equity	$13,089,119	$9,484,163

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
REVENUES:
Technology systems	$11,190,292	$5,871,666
Services and consulting	3,822,074	2,388,251

Total Revenues	15,012,366	8,259,917

COST OF REVENUES:
Technology systems	8,376,649	4,728,197
Services and consulting	1,887,614	1,492,176

Total Cost of Revenues	10,264,263	6,220,373

GROSS MARGIN	4,748,103	2,039,544

OPERATING EXPENSES:
Sales & marketing	1,337,186	1,233,851
Research & development	1,651,064	2,515,630
General & administration	8,625,002	5,747,014

Total Operating Expenses	11,613,252	9,496,495

LOSS FROM OPERATIONS	(6,865,149)	(7,456,951)

OTHER INCOME (EXPENSES):
Interest expense	(9,191)	(20,268)
Other income, net	9,557	1,468,318

Total Other Income	366	1,448,050

NET LOSS	$(6,864,783)	$(6,008,901)

Net Loss Per Share - Basic	$(1.11)	$(1.63)
Net Loss Per Share - Diluted	$(1.11)	$(1.63)

Weighted Average Shares - Basic	6,175,193	3,694,293
Weighted Average Shares - Diluted	6,175,193	3,694,293

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

DECEMBER 31, 2022 AND 2021

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Common Stock		Additional
	# of		# of		# of		# of		Paid-in-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2021	851	$1	2,500	$2	—	$—	4,111,047	$4,111	$46,431,874	$(45,497,051)	$(157,452)	$781,485
Series C preferred stock converted to common stock	—	—	(2,500)	(2)	—	—	454,546	455	(453)	—	—	—
Series B preferred stock converted to common stock	(851)	(1)	—	—	—	—	121,572	122	(121)	—	—	—
Series D preferred stock issued for cash	—	—	—	—	1,299	1	—	—	1,298,999	—	—	1,299,000
Stock options compensation	—	—	—	—	—	—	—	—	819,191	—	—	819,191
Common stock issued for cash	—	—	—	—	—	—	2,425,752	2,425	8,798,579	—	—	8,801,004
Stock issuance cost	—	—	—	—	—	—	—	—	(942,926)	—	—	(942,926)
Stock issued for services	—	—	—	—	—	—	43,959	43	157,457	—	—	157,500
Net loss for the year ended December 31, 2022	—	—	—	—	—	—	—	—	—	(6,864,783)	—	(6,864,783)
Balance December 31, 2022	—	$—	—	$—	1,299	$1	7,156,876	$7,156	$56,562,600	$(52,361,834)	$(157,452)	$4,050,471

Balance December 31, 2020	1,705	$2	—	—	—	—	3,535,339	$3,536	$41,525,872	$(39,488,150)	$(157,452)	$1,883,808
Stock options granted to employees	—	—	—	—	—	—	—	—	262,411	—	—	262,411
Series C Preferred stock issued for cash	—	—	4,500	4	—	—	—	—	4,499,996	—	—	4,500,000
Series B preferred converted to common stock	(854)	(1)	—	—	—	—	122,000	122	(121)	—	—	—
Series C preferred converted to common stock	—	—	(2,000)	(2)	—	—	363,636	364	(362)	—	—	—
Common stock issued for cashless warrants exercised							50,588	50	(50)	—	—	—
Common stock issued for services							24,541	24	144,143			144,167
Common stock issued for cashless employee stock options exercised							14,576	15	(15)
Rounding-split in 2020							367	0	(0)			0
Net loss for the year ended December 21, 2021										(6,008,901)
Balance December 31, 2021	851	$1	2,500	$2	—	$—	4,111,047	$4,111	$46,431,874	$(45,497,051)	$(157,452)	$781,485

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021

Cash from operating activities:
Net loss	$(6,864,783)	$(6,008,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	76,046
Depreciation and amortization	350,192	275,346
Loss on disposal of assets	—	14,454
Stock based compensation	819,191	262,411
Stock issued for services	157,500	144,167
PPP loan forgiveness including accrued interest	—	(1,421,577)
Amortization of operating lease right of use asset	235,834	250,482
Changes in assets and liabilities:
Accounts receivable	(1,679,720)	(611,023)
Contract assets	(422,273)	99,009
Inventory	(1,130,022)	(185,915)
Prepaid expenses and other current assets	266,539	423,905
Security deposit	—	(600,000)
Accounts payable	1,245,890	445,184
Accounts payable-related party	—	(7,700)
Payroll taxes payable	—	(3,146)
Accrued expenses	(165,069)	(408,692)
Operating lease obligation	184,728	(127,816)
Contract liabilities	(871,314)	804,388
Net cash used in operating activities	(7,873,307)	(6,579,378)

Cash flows from investing activities:
Purchase of patents/trademarks	(18,190)	(7,435)
Purchase of software development	(281,783)	—
Purchase of fixed assets	(344,915)	(545,505)
Net cash used in investing activities	(644,888)	(552,940)

Cash flows from financing activities:
Repayments of insurance and equipment financing	(331,175)	(353,444)
Repayment of finance lease	(80,335)	(89,618)
Proceeds from common stock issued	8,801,003	—
Issuance cost	(942,926)	—
Proceeds from preferred stock issued	1,299,000	4,500,000
Net cash provided by financing activities	8,745,567	4,056,938

Net increase (decrease) in cash	227,372	(3,075,380)
Cash, beginning of year	893,720	3,969,100
Cash, end of year	$1,121,092	$893,720

Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,292	$30,817
Taxes paid	$1,264	$—

Supplemental Non-Cash Investing and Financing Activities:
Lease right of use asset and liability	$—	$4,980,104
Notes issued for financing of insurance premiums	$353,244	$363,005

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Company’s strategy is to deliver operational and technical excellence to our customers, expand our RIP and ALIS solutions into current and new customers focused in the Rail, Logistics and U.S. Government Sectors, offer both one-time equipment sales and capital lease pricing models, and longer-term offer subscription pricing, to customers that increases recurring revenue, grows backlog and improves profitability, responsibly grow the business both organically and through selective acquisitions, and promote a performance-based work force where employees enjoy their work and are incentivized to excel and remain with the Company.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Reclassifications

The Company reclassified $850,999 of Series B Convertible Preferred Stock and $2,499,998 of Series C Convertible Preferred Stock as previously presented on the December 31, 2021 Consolidated Balance Sheet to additional paid-in capital to conform to the presentation at December 31, 2022 of new Series D Preferred Stock at par value rather than at stated value. There was no net effect on the total shareholders’ equity of such reclassification.

The Company reclassified certain operating expenses for the year ended December 31, 2021 to conform to 2022 classification. There was no net effect on the total expenses of such reclassification.

The following table reflects the reclassification adjustment effect for the year ended December 31, 2021:

	Before Reclassification		After Reclassification
	For the Year Ended		For the Year Ended
	December 31,		December 31,
	2021		2021
REVENUES:		REVENUES:
Technology systems	$5,871,666	Technology systems	$5,871,666
Technical support	2,388,251	Services and consulting	2,388,251

Total Revenue	8,259,917	Total Revenue	8,259,917

COST OF REVENUES:		COST OF REVENUES:
Technology systems	7,151,276	Technology systems	4,728,197
Technical support	1,369,985	Services and consulting	1,492,176
Overhead	2,297,826	—	—

Total Cost of Revenues	10,819,087	Total Cost of Revenues	6,220,373

GROSS MARGIN	(2,559,170)	GROSS MARGIN	2,039,544

OPERATING EXPENSES:		OPERATING EXPENSES:
Sales and marketing	1,233,851	Sales and marketing	1,233,851
Research and development	251,563	Research and development	2,515,630
General and administration	3,412,367	General and administration	5,747,014
Total Operating Expenses	4,897,781	Total Operating Expenses	9,496,495

LOSS FROM OPERATIONS	$(7,456,951)	LOSS FROM OPERATIONS	$(7,456,951)

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duos Technologies, Inc. and TrueVue360, Inc. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of December 31, 2022, the Company had balances in a financial institution which combined exceeded federally insured limits by approximately $688,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2022, four customers accounted for 42%,18%, 14% and 14% of revenues. For the year ended December 31, 2021, a single customer accounted for 83% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period.

At December 31, 2022, four customers accounted for 34%, 31%, 19% and 10% of accounts receivable. At December 31, 2021, two customers accounted for 81% and 10% of accounts receivable. Much of the credit risk is mitigated since all of the customers listed here are Class 1 railroads with a history of timely payments to us.

Geographic Concentration

Approximately 41% and 86% of revenue in 2022 and 2021, respectively, is generated from customers outside of the United States.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Significant Vendors and Concentration

In some instances, the Company relies on a limited pool of vendors for key components related to the manufacturing of its subsystems. These vendors are primarily focused on camera, server and lighting technologies integral to the Company’s solution where possible, the Company seeks multiple vendors for key components to mitigate vendor concentration risk.

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

The estimated fair value of certain financial instruments, including accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Inventory

Inventory consists primarily of spare parts, consumables and long-lead components to be used in the production of our technology systems or in connection with maintenance agreements with customers. Inventory is stated at the lower of cost or net realizable value. Any inventory determined to be obsolete is written off. Inventory cost is primarily determined using the weighted average cost method.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

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

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment, and other long-lived assets in accordance with FASB ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets in the event the net book values of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Product Warranties

The Company has a 90-day warranty period for materials and labor after final acceptance of a project. If any parts are defective they are replaced under our vendor warranty which is usually 12 to 36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of December 31, 2022 and 2021, the warranty costs have been de-minimis, therefore no accrual of warranty liability has been made.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

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

(1) Technology Systems

(2) AI Technologies

(3) Technical Support

(4) Consulting Services

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

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

Advertising

The Company expenses the cost of advertising. During the years ended December 31, 2022 and 2021, there were no advertising costs.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Stock Based Compensation

The Company accounts for employee and non-employee stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made including stock options, restricted stock units, and stock purchases based on estimated fair values.

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

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2022, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2019, 2020 and 2021 remain open for potential audit.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At December 31, 2022, there was an aggregate of 147,591 outstanding warrants to purchase shares of common stock. At December 31, 2022, there was an aggregate of 926,266 employee stock options to purchase shares of common stock. At December 31, 2022, 433,000 common shares were issuable upon conversion of Series D Convertible Preferred Stock, all of which were excluded from the computation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

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

In August 2020, the FASB issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. During 2022, the Company did not issue any convertible instruments or contracts and does not foresee any such issuances in the near future.

In May 2021, the FASB issued an accounting pronouncement (ASU 2021-04) related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. The pronouncement states that an entity should treat the modification as an exchange of the original instrument for a new instrument, and the effect of the modification should be calculated as the difference between the fair value of the modified instrument and the fair value of that instrument immediately before modification. An entity should then recognize the effect of the modification on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. During 2022, the Company did not issue any equity classified written call options or warrant during the year and does not foresee any issuances in the near future.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated financial statements or the method of adoption.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will impact our disclosures but will not otherwise impact the consolidated financial statements. The Company is currently evaluating the new guidance.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

NOTE 2 – LIQUIDITY

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $6,864,783 for the year ended December 31, 2022. During the same period, cash used in operating activities was $7,873,307. The working capital surplus and accumulated deficit as of December 31, 2022, were $2,339,052 and $52,361,834, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering and a private placement which were completed during the first quarter of 2022 and during third and fourth quarters of 2022 as well as the first quarter of 2023.

As previously noted, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock during 2021. Additionally, the Company was successful during 2022 in raising gross proceeds of over $10,100,000 from the sale of both common shares and Series D Preferred Stock. Additionally, late in the first quarter of 2023, the Company raised gross proceeds of $4,000,000 from the issuance of Series E Preferred Stock (See Note 16). As part of its strategy, the Company will endeavor to utilize the Preferred Series E and the remainder of the Series D as additional funding mechanisms. Additionally, during the second quarter of 2023, the Company will again have access to its S-3 “shelf registration” statement allowing the Company to sell additional common shares. At the time of this document, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business in the event it did not have an uptake in the preferred classes of shares previously noted. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) continue to affect our operations, particularly in our supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the ongoing supply chain issues and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the date of this report.

In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, with the combination of Series E Preferred Stock offering coupled with an S-3 shelf registration availability starting in the second quarter of 2023, it will have sufficient working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen significant growth in its contracted backlog as well as positive signs from new commercial engagements that indicate improvements in future commercial opportunities.

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, recent common stock offerings and private placements as well as the availability to raise capital via its shelf registration indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We continue executing the plan to grow our business and achieve profitability. The Company may selectively look at opportunities for fund raising in the future. Management has extensively evaluated our requirements for the next 12 months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2022 and will continue in 2023 and beyond. As a result, we expect to generate sufficient revenue and to attain profitable operations with minimal cash use in the next 12 months. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Accounts receivable	$3,418,263	$1,738,543
Allowance for doubtful accounts	—	—
Accounts Receivable, Net	$3,418,263	$1,738,543

The Company’s bad debt expense was zero in 2022 and there was bad debt expense related to accounts receivable of $76,046 in 2021.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Furniture, fixtures and equipment	$1,606,451	$1,264,001
Less: Accumulated depreciation	(976,961)	(660,748)
Furniture, fixtures and equipment, Net	$629,490	$603,253

Depreciation expense in 2022 and 2021 was $319,928 and $269,978, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

	December 31,	December 31,
	2022	2021
Patents and trademarks	$326,145	$309,205
Less: Accumulated amortization	(256,412)	(242,723)
Patents and trademarks, Net	$69,733	$66,482

Amortization expense in 2022 and 2021 was $13,688 and $5,368, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

In 2018, the Company capitalized $60,000, relating to the development of new software products. These software products were developed by a third party and had passed the preliminary project stage prior to capitalization. During 2022, the Company capitalized $281,783 of software products developed by a third party related to artificial intelligence products placed in service.

	December 31,	December 31,
	2022	2021
Software development costs	$341,784	$60,000
Less: Accumulated amortization	(76,576)	(60,000)
Software Development Costs, net	$265,208	$—

Amortization of software development costs in 2022 and 2021 was $16,576 and zero, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

NOTE 7 – DEBT

Notes Payable – Insurance Premium Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	December 31, 2022		December 31, 2021
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$—	—	$22,266	7.75%
Third Party - Insurance Note 2	17,753	6.24%	12,667	6.24%
Third Party - Insurance Note 3	16,094	—	17,570	—
Third Party - Insurance Note 4	40,728	—	—	—
Total	$74,575		$52,503

The Company entered into an agreement on December 23, 2021 with its insurance provider by issuing a $22,266 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 7.75% payable in monthly installments of principal and interest totaling $2,104 through November 23, 2022. The balance of Insurance Note 1 as of December 31, 2022 and December 31, 2021 was zero and $22,266, respectively.

The Company entered into an agreement on April 15, 2021 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $62,041, secured by that policy with an annual interest rate of 6.24% and payable in 10 monthly installments of principal and interest totaling $6,383. The policy renewed on April 15, 2022 and, in connection therewith, the Company issued a new note payable to the insurer on April 15, 2022 in the amount $63,766 secured by that policy with an annual interest rate of 6.24% and payable in 11 monthly installments of principal and interest totaling $5,979. At December 31, 2022 and December 31, 2021, the balance of Insurance Note 2 was $17,753 and $12,667, respectively.

The Company entered into an agreement on September 15, 2021, with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $19,965 and payable in 10 monthly installments of $1,997. The policy renewed on September 23, 2022 and, in connection therewith, the Company issued a new note payable to the insurer on September 23, 2022 in the amount $24,140 secured by that policy and payable in 12 monthly installments of principal totaling $2,012. At December 31, 2022 and December 31, 2021, the balance of Insurance Note 3 was $16,094 and $17,570, respectively.

The Company entered into an agreement on February 3, 2021 with its insurance provider by issuing a note payable (Insurance Note 4) for the purchase of an insurance policy in the amount of $215,654 with a down payment paid in the amount of $37,000 on April 6, 2021 and ten monthly installments of $17,899. The Company received a refund on October 5, 2021 for the annual audit of the policy resulting in the refund being applied to the outstanding amount of $35,787. The policy renewed on February 3, 2022 and, in connection therewith, the Company issued a new note payable to the insurer in the amount of $242,591 with a down payment paid in the amount of $41,854 and payable in ten monthly installments of $20,074. At December 31, 2022 and December 31, 2021, the balance of Insurance Note 4 was $40,728 and zero, respectively.

Equipment Financing

The Company entered into an agreement on August 26, 2019 with an equipment financing company by issuing a $147,899 note secured by the equipment being financed, with an annual interest rate of 12.72% and payable in monthly installments of principal and interest totaling $4,963 through August 1, 2022. The Company entered into an additional agreement on May 22, 2020 with the same equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At December 31, 2022 and December 31, 2021, the aggregate balance of these notes was $22,851 and $103,186, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

At December 31, 2022, future minimum lease payments due under the equipment financing is as follows:

Calendar year:
Amount
2023	23,515
Total minimum equipment financing payments	$23,515
Less: interest	(664)
Total equipment financing at December 31, 2022	$22,851
Less: current portion of equipment financing	(22,851)
Long-term portion of equipment financing	$—

Notes Payable – PPP Loan

On April 23, 2020, the Company entered into a promissory note (the “Note”) with BBVA USA, which provided for a loan in the amount of $1,410,270 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan had a two-year term and an interest at a rate of 1.00% per annum (APR 1.014%). Monthly principal and interest payments were deferred for seven months after the date of disbursement and was extended an additional six months from the date of disbursement. The Loan could be prepaid at any time prior to maturity with no prepayment penalties. The Company applied for the PPP loan forgiveness and was granted forgiveness on February 1, 2021. The balance of the loan forgiveness associated with PPP was recognized in the Income Statement in “Other Income, net” during 2021. At December 31, 2022 and December 31, 2021, the loan balance was zero and zero, respectively.

NOTE 8 – REVENUES AND CONTRACT ACCOUNTING

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

Contract assets and contract liabilities on uncompleted contracts for revenues recognized over time are as follows:

Contract Assets

Contract assets on uncompleted contracts represent cumulative revenues recognized in excess of billings and/or cash received on uncompleted contracts accounted for under the cost-to-cost input method which recognizes revenue based on the ratio of costs incurred to total estimated costs.

At December 31, 2022 and 2021, contract assets on uncompleted contracts consisted of the following:

	2022	2021
Cumulative revenues recognized	$5,934,205	$5,266,930
Less: Billings or cash received	(5,508,483)	(5,263,481)
Contract Assets	$425,722	$3,449

Contract Liabilities

Contract liabilities on uncompleted contracts represent billings and/or cash received that exceed cumulative revenues recognized on uncompleted contracts accounted for under the cost-to-cost input method.

Contract liabilities on services and consulting revenues represent billings and/or cash received in excess of revenue recognized on service agreements that are not accounted for under the cost-to-cost input method.

The Company expects to recognize all contract liabilities within 12 months from the consolidated balance sheet date.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

At December 31, 2022 and 2021, contract liabilities on uncompleted contracts consisted of the following:

	2022	2021
Billings and/or cash receipts on uncompleted contracts	$4,355,470	$4,473,726
Less: Cumulative revenues	(4,144,018)	(3,041,088)
Contract liabilities, technology systems	$211,452	$1,232,638
Contract Liabilities, services and consulting	746,545	596,673
Total Contract Liabilities	$957,997	$1,829,311

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

4. Our technology systems and equipment projects fall into two types:

a. Transfer of goods and services are over time.

b. Goods delivered at point in time.

5. Our services & maintenance contracts are fixed price and fall into two duration types:

a. Turnkey engineered projects and professional service contracts that are less than one year in duration and are typically one to two quarters in length; and

b. Maintenance and support contracts ranging from one to five years in length.

Quantitative:

For the Year Ended December 31, 2022

Segments	Rail	Commercial	Petrochemical	Government	Banking/Other	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets
North America	$13,710,777	$115,443	$—	$237,414	$—	$—	$948,732	$15,012,366

Major Goods and Service Lines
Turnkey Projects	$10,789,693	$9,297	$—	$156,530	$—	$—	$234,772	$11,190,292
Maintenance & Support	2,921,084	106,146	—	80,884	—	—	—	3,108,114
Data Center Auditing Services	—	—	—	—	—	—	—	—
Software License	—	—	—	—	—	—	—	—
Algorithms	—	—	—	—	—	—	713,960	713,960
	$13,710,777	$115,443	$—	$237,414	$—	$—	$948,732	$15,012,366

Timing of Revenue Recognition
Goods transferred over time	$10,789,693	$9,297	$—	$156,530	$—	$—	$234,772	$11,190,292
Services transferred over time	2,921,084	106,146	—	80,884	—	—	713,960	3,822,074
	$13,710,777	$115,443	$—	$237,414	$—	$—	$948,732	$15,012,366

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Quantitative:

For the Year Ended December 31, 2021

Segments	Rail	Commercial	Petrochemical	Government	Banking	IT Suppliers	Artificial Intelligence	Total
Primary Geographical Markets
North America	$6,883,670	$213,517	$(867)	$314,030	$23,340	$134,717	$691,510	$8,259,917

Major Goods and Service Lines
Turnkey Projects	$5,255,491	$27,831	$—	$233,145	$1,537	$—	$—	$5,518,004
Maintenance & Support	1,628,179	185,686	(867)	80,885	21,803	—	341,915	2,257,601
Data Center Auditing Services	—	—	—	—	—	131,537	—	131,537
Software License	—	—	—	—	—	3,180	—	3,180
Algorithms	—	—	—	—	—	—	349,595	349,595
	$6,883,670	$213,517	$(867)	$314,030	$23,340	$134,717	$691,510	$8,259,917

Timing of Revenue Recognition
Goods transferred over time	$5,255,491	$27,831	$—	$233,145	$1,537	$131,537	$349,595	$5,999,136
Services transferred over time	1,628,179	185,686	(867)	80,885	21,803	3,180	341,915	2,260,781
	$6,883,670	$213,517	$(867)	$314,030	$23,340	$134,717	$691,510	$8,259,917

Segment Information

The Company operates in one reportable segment.

NOTE 9 – DEFERRED COMPENSATION

As of December 31, 2022, and 2021, the Company has accrued $297,620 and $505,896, respectively, of deferred compensation relating to individual agreements with the former CEO and sales staff, which are included in the accompanying consolidated balance sheet in accrued expenses. (See Note 10)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021, and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021, and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. The right of use asset balance at December 31, 2022, net of amortization, was $4,689,931.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

As of December 31, 2022, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 9.5 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Year Ended December 31,
	2022	2021
Lease cost:
Operating lease cost	$782,591	$414,085
Short-term lease cost	33,751	21,628

Other information:
Operating cash outflow used for operating leases	416,250	285,959
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	9.5 years	10.4 years

At December 31, 2022, future minimum lease payments due under the operating lease are as follows:

As of December 31, 2022
Fiscal year:
2023	$696,869
2024	779,087
2025	798,556
2026	818,518
2027	838,984
Thereafter	4,043,427
Total undiscounted future minimum lease payments	7,975,441
Less: Impact of discounting	(2,735,629)
Total present value of operating lease liability	5,239,812
Current portion	(696,869)
Operating lease liability, less current portion	$4,542,943

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

In accordance with the Separation Agreement, the Company will pay to Mr. Arcaini the total sum of $747,788. Notwithstanding the foregoing, the status of Mr. Arcaini as a “Specified Employee” as defined in Internal Revenue Code Section 409A has the effect of delaying any payments to Mr. Arcaini under the Separation Agreement for six months after the Separation Date. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company will continue to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. The remaining balance of approximately $228,673 as of December 31, 2022 is included in accrued expenses in the accompanying consolidated balance sheet. In addition, the Company will pay one-half of Mr. Arcaini’s current life insurance premiums for 36 months of approximately $1,200 per month and provide and pay for his health insurance for 36 months following the Separation Date of approximately $450 per month. Unvested options in the amount of 50,358 became exercisable and vested in their entirety on the Separation Date valued at $95,127. The Company made payment of his attorneys’ fees for legal work associated with the negotiation and drafting of the Separation Agreement of approximately $17,000.

NOTE 11 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets (liabilities) at December 31, 2022 and 2021 consist of net operating loss carryforwards and differences in the book basis and tax basis of intangible assets.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Income tax benefit at U.S. statutory rate of 21%	$(1,441,624)	$(1,261,869)
State income taxes	(247,135)	(216,321)
Non-deductible expenses	201,521	64,553
Change in valuation allowance	1,487,238	1,413,637
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Deferred Tax Asset (Liability):
Net operating loss carryforward	$9,772,854	$8,247,427
Intangible assets	(32,656)	5,553
	9,740,198	8,252,960
Valuation allowance	(9,740,198)	(8,252,960)
Net deferred tax assets	$—	$—

The gross operating loss carryforward was approximately $39,727,050 and $33,522,769 at December 31, 2022 and 2021, respectively. The Company provided a valuation allowance equal to the net deferred income tax assets for the years ended December 31, 2022, and 2021 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $1,487,238 in 2022.

The potential tax benefit arising from the net operating loss carryforward of $4,357,876 from the period prior to January 1, 2018, will expire in 2037. The potential tax benefit arising from the net operating loss carryforward of $5,382,322 generated after January 1, 2018 can be carried forward indefinitely within the annual usage limitations.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2021, 2020 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 12 – STOCKHOLDERS’ EQUITY

2016 Equity Plan

We maintained the 2016 Equity Incentive Plan (the “2016 Plan”) for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The 2016 Plan terminated pursuant to its terms on December 31, 2020, although all outstanding awards on such date continue in full force and effect.

2021 Equity Plan

On May 12, 2021, the Board adopted, with shareholder approval as of July 15, 2021, the 2021 Equity Incentive Plan (the “2021 Plan”) providing for the issuance of up to 1,000,000 shares of our Common Stock. The purpose of the 2021 Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our shareholders.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Stock Options

The 2021 Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). On May 12, 2021, the 2021 Plan was approved by shareholders and adopted by the board of directors. Stock options may be granted on such terms and conditions as the Compensation Committee may determine; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of the Company’s Common Stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of the Company or a parent or subsidiary of the Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of our Common Stock covered by one or more ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

Series B Convertible Preferred Stock

The following summary of certain terms and provisions of our Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) is subject to, and qualified in its entirety by reference to, the terms and provisions set forth in our certificate of designation of preferences, rights, and limitations of Series B Convertible Preferred Stock (the “Series B Convertible Preferred Certificate of Designation”) as previously filed. Subject to the limitations prescribed by our articles of incorporation, our board of directors is authorized to establish the number of shares constituting each series of preferred stock and to fix the designations, powers, preferences, and rights of the shares of each of those series and the qualifications, limitations and restrictions of each of those series, all without any further vote or action by our stockholders. Our board of directors has designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are validly issued, fully paid and non-assessable.

Each share of Series B Convertible Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise. Effective November 24, 2017 (the “Effective Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) which included the issuance of 2,830 shares of Series B Convertible Preferred Stock worth $2,830,000 (including the conversion of liabilities at a price of $1,000 per Class B Unit). During 2021, 854 Series B shares were converted into 122,000 common shares. During the third quarter of 2022, 851 shares of Series B Convertible Stock were converted into 121,572 shares of common stock. As of December 31, 2022 and December 31, 2021, there are zero and 851 shares, respectively, of Series B Convertible Preferred Stock issued and outstanding.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

The Company’s Board of Directors has designated 5,000 shares as the Series C Convertible Preferred Stock. Each share of the Series C Convertible Preferred Stock has a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock had 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series C Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $5.50 (subject to adjustment). The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series C Preferred Stock elected the 19.99% Beneficial Ownership Limitation.

In 2021, 2,000 Series C shares were converted into 363,636 common shares. In January 2022, the 2,500 outstanding shares of Series C Convertible Preferred Stock were converted into 454,546 shares of common stock. As of December 31, 2022 and December 2021, respectively, there were zero and 2,500 shares of Series C Convertible Preferred Stock issued and outstanding.

Series D Convertible Preferred Stock

On September 28, 2022 the Company amended its articles of incorporation to designate 4,000 shares as the Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”). Each share of the Series D Convertible Preferred Stock has a stated value of $1,000. The holders of the Series D Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series D Convertible Preferred Stock has 333 votes (subject to standard anti-dilution adjustment); provided that in no event may a holder of Series D Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series D Convertible Preferred Stock is convertible, subject to shareholder approval (which has not yet been granted); at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to standard anti-dilution). The Company shall not effect any conversion of the Series D Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series D Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series D Preferred Stock have elected the 19.99% Beneficial Ownership Limitation. The Company shall, subject to shareholder approval, reserve and keep available out of its authorized and unissued Common Stock, solely for the issuance upon the conversion of the Series D Convertible Preferred Stock, such a number of shares of Common Stock as shall from time to time be issuable upon the conversion of all of the shares of the Series D Convertible Preferred Stock then outstanding. Additionally, the Series D Convertible Preferred Stock does not have the right to dividends and in the event of an involuntary liquidation, the Series D shares shall be treated as a pro rata equivalent of common stock outstanding at the date of the liquidation event and have no liquidation preference.

On September 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 999 shares of the newly authorized Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”), and 818,355 shares of common stock and the Company received gross proceeds of $3,454,003 with $999,000 related to the Series D sale at $1,000 per share. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

On October 29, 2022, the Company sold to an existing investor in the Company and two other accredited investors in a private placement 83,667 shares of common stock at a price of $3.00 a share and 300 shares of Series D Convertible Preferred Stock at a price of $1,000 a share, resulting in gross proceeds of $551,001 to the Company with $300,000 of the proceeds related to the Series D sale.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company filed with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock issued pursuant to the Purchase Agreements and the shares of common stock into which the shares of Series D Convertible Preferred Stock are convertible. The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

Common stock issued for Private Placements, Preferred Stock Conversions, Services and Settlements

2022 Transactions

On January 11, 2022, shareholders converted 710 and 1,790 for a total of 2,500 shares of Series C Convertible Preferred Stock collectively with a stated value of $2.5 million owned by two entities related to each other with a conversion price of $5.50 per common share resulting in the issuance of 129,091 and 325,455 shares of the Company’s common stock.

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

On August 25, 2022, 121,572 common shares were issued upon conversion of 851 shares of Series B Preferred Stock.

On September 30, 2022, the Company issued 9,758 shares of common stock for payment of board fees to four directors in the amount of $40,000, or $4.09 per shared based on the daily trading price, for services to the board which was expensed during the three months ended September 30, 2022.

On December 30, 2022, the Company issued 16,335 shares of common stock for payment of board fees to four directors in the amount of $37,500 for services to the board which was expensed during the three months ended December 31, 2022.

On September 30, 2022, we sold to certain existing investors in the Company in a private placement 818,335 shares of common stock at a price of $3.00 a share and 999 shares of Series D Preferred Stock at a price of $1,000 a share, resulting in the gross amount raised of $3,454,003 and we accrued estimated offering costs of $260,816 as of September 30, 2022. Subsequently, we adjusted the estimated offering costs to the actual amount of $257,240.

On October 29, 2022, we sold to an existing investor in the Company and two accredited investors in a private placement 83,667 shares of common stock at a price of $3.00 a share and 300 shares of Series D Preferred Stock at a price of $1,000 a share, resulting in the gross amount raised of $551,001, including gross proceeds of $251,001 for common stock and $300,000 for Series D Preferred Stock, and recorded offering costs of $105,460.

2021 Transactions

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

The Company issued 9,560 shares of common stock on December 31, 2021 for payment of accrued board fees to four directors in the amount of $50,000 for services to the Board.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the year ended December 31, 2022 and 2021, was $819,191 and $262,411, respectively, for stock options granted to employees and directors. This expense is included in general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2022, the total compensation cost for stock options that was not yet recognized was $426,004. This cost will be recognized over the remaining vesting term of the options of approximately 3.3 years.

Treasury Stock

In August 2016, the Company’s Board of Directors approved a new class of Preferred Stock, “Series A”. For shareholders who invested in previous private placements, the Company was offering on a case-by-case basis, the ability to convert the existing amount invested into an equivalent amount in the Series A on the condition that they invest an equivalent additional amount in the Series A. In December of 2017, the Company redeemed all of the Series A and continues to hold 235 shares purchased for $148,000 as a part of the original transaction. In December 2018, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value. The Company purchased 84 shares at $7.00 per shares and 140 shares at $6.30 per share. In 2019, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value. The Company purchased 115 shares at $10.08 per shares and 753 shares at $9.09 per share. Accordingly, as of December 31, 2022, and 2021, the Company held 1,324 shares of Company Series A stock at an aggregate value of $157,452.

NOTE 13 – COMMON STOCK OPTIONS AND WARRANTS

Options

2022

During the first quarter of 2022, the Company’s Board of Directors granted 665,000 new stock options and in the third quarter granted a further 20,000 new stock options both with a strike price of $6.41 per share to 16 key employees. These options were awarded as a one-time award as a retention incentive and have a fair value of $1,596,804 for the January 1, 2022 awards and $33,096 for the July 1, 2022 award and carry a three-year vesting period. The issuance of these options generated stock option compensation expense in the year in the amount of $819,191 and a balance of unamortized stock option compensation expense of $426,004, that is being expensed over the following 2.0 years.

During the second quarter of 2022, three former staff members forfeited 110,000 non-qualified stock options. Additionally, during the third quarter of 2022, two employees forfeited 80,000 non-qualified stock options.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2020	451,898	$5.06	4.2	—
Granted	20,000	$4.32	4.0	—
Forfeited	(40,632)	$14.00	—	—
Outstanding at December 31, 2021	431,266	$4.98	3.4	$197,506
Exercisable at December 31, 2021	312,310	$5.25	3.4	—

Outstanding at December 31, 2021	431,266	$4.98	3.4	—
Granted	685,000	$6.41	4.0	—
Exercised/Forfeited	(190,000)	$6.41	—	—
Outstanding at December 31, 2022	926,266	$5.74	3.3	$0
Exercisable at December 31, 2022	404,599	$5.02	3.3	—

The fair value of the incentive stock option grants for the years ended December 31, 2022 and 2021 were estimated using the following weighted- average assumptions:

	For the Years Ended December 31,
	2022	2021
Risk free interest rate	0.97 – 3.15%	0.18%
Expected term in years	3.25 - 3.50	3.50
Dividend yield	—	—
Volatility of common stock	72-80%	91.6%

Warrants

2022

During the fourth quarter of 2022, warrants held by 63 holders representing 1,228,875 shares expired. All of the expired warrants can no longer be exercised.

2021

During the second quarter of 2021, warrants representing 205,574 shares were exercised by seven holders. All the exercises were cashless exercises with exercise prices of $7.70 and stock prices ranging from $9.25 to $11.14 resulting in a total of 50,588 common shares. No new warrants were issued during the third and fourth quarter of 2021.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2020	1,587,553	$8.62	2.0	—
Warrants expired, forfeited, cancelled or exercised	(232,517)
Warrants issued	21,430	$7.70	1.9	—
Outstanding at December 31, 2021	1,376,466	$8.18	1.9	—
Exercisable at December 31, 2021	1,376,466	$8.18	1.9	—

Outstanding at December 31, 2021	1,376,466	$8.18	1.9	—
Warrants expired, forfeited, cancelled or exercised	(1,228,875)		—
Warrants issued	0	$—	—	—
Outstanding at December 31, 2022	147,591	$8.63	0.8	—
Exercisable at December 31, 2022	147,591	$8.63	0.8	—

NOTE 14 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the year ended December 31, 2022, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the year ended December 31, 2022, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $155,766.

NOTE 15 – RELATED PARTY TRANSACTIONS

On August 1, 2012, the Company entered into an independent contractor master services agreement (the “Services Agreement”) with Luceon, LLC, a Florida limited liability company, owned by our former Chief Technology Officer, David Ponevac. The Services Agreement provided that Luceon would provide support services including management, coordination or software development services and related services to duos. In January 2019, additional services were contracted with Luceon for TrueVue360™ primarily for software development through the provision of 7 additional full-time contractors located in Slovakia at a cost of $16,250 for January initially, rising to $25,583 after fully staffed, per month starting February 2019. This was in addition to the existing contract of $7,480 per month for Duos for 4 full-time contractors which increased to $8,231 per month in June of 2019. During 2020 efforts in reducing cost, Luceon reduced its staff for the TrueVue360 software development team from a staff of 7 to 3 full-time employees at a cost of $11,666 per month starting June 1, 2020. As of January 1, 2021, the Company no longer records activities in TrueVue360 and has combined billings for a total of $20,986 per month. For the twelve months ended December 31, 2021 and 2020, the total amount expensed was $93,422 and $335,334, respectively. The Company had no open accounts payable with Luceon at December 31, 2021. On May 14, 2021, the Company formally ended its relationship with Luceon in concert with the resignation of our Chief Technology Officer and as such there is no longer a related party relationship.

NOTE 16 – SUBSEQUENT EVENTS

On February 1, 2023, the board of directors authorized management to reserve an additional 150,000 shares of common stock for issuance under the 2021 Equity Incentive Plan at a strike price of $4.22. The purpose of the additional shares is to serve as a retention tool for staff.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2022 AND 2021

On November 9, 2022 the board of directors adopted, subject to shareholder approval, the Employee Stock Purchase Plan (“ESPP”) which would become effective as of January 1, 2023. The ESPP provisions for the issuance of up to 1,000,000 common shares for eligible employees to purchase shares during designated offering periods under Section 423 of the Internal Revenue Code of 1986. Eligible employees are permitted to purchase shares equivalent of up to 15% of their eligible compensation with offering periods occurring twice per year whereby shares are purchased at 85% of the lower of the fair market value of common shares on the first trading date of the offering period or on the last trading day of the purchase period.

On March 27, 2023, as previously disclosed, the Company sold to an existing, accredited investor in the Company in a private placement 4,000 shares of Series E Preferred Stock at a price of $1,000 a share, resulting in gross proceeds of $4,000,000 to the Company. The issuance of the Series E Preferred Stock was accompanied with a stock purchase agreement containing certain rights pertaining to the accredited investor and a registration rights agreement.

The Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser purchased 4,000 shares of a newly authorized Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock”), and the Company received proceeds of $4,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company shall file with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series E Preferred Stock are convertible. Subject to certain conditions, the Company must cause the registration statement to be declared effective by 90 days after closing (or in the event of a full review by the SEC, by 120 days). The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

Under the Purchase Agreement, the Company is required to hold a meeting of shareholders at the earliest practical date, but in no event later than 120 days after closing (or 150 days in the event of a review of the proxy statement by the Securities and Exchange Commission (the “SEC”)). As described below, the terms of the Series E Preferred Stock limit its convertibility until the Company receives shareholder approval (the “Stockholder Approval”). If the Company does not obtain the Stockholder Approval at the first meeting, it is required to hold shareholder meetings every four months until the Stockholder Approval is obtained.

The Company’s Board of Directors has designated 30,000 shares as the Series E Convertible Preferred Stock. Each share of the Series E Convertible Preferred Stock has a stated value of $1,000. The holder of the Series E Convertible Preferred Stock, the holder of the common stock and the holder of any other class or series of shares entitled to vote with the common stock shall vote as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to standard anti-dilution other than provisions described below in the Purchase Agreement). The Company shall not effect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”).

The holder of the Series E Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Preferred Stock has 333 votes (subject to adjustment); provided that in no event may a holder of Series E Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation).

The Purchase Agreement also provides that the Company will not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement) on or prior to December 31, 2023 that entitles any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Preferred Stock without the consent of the Purchaser.

The Registration Rights Agreement contains provisions for liquidated damages equal to 1% multiplied by the aggregate subscription amount paid, paid each month, in the event certain deadlines are missed.

