Form 10-Q
period 2023-03-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2023-05-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 10, 2023, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 7,169,339.

SIGNATURES	36

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,340,947	$1,121,092
Accounts receivable	717,346	3,418,263
Contract assets	1,426,312	425,722
Inventory	1,529,530	1,428,360
Prepaid expenses and other current assets	532,381	441,320

Total Current Assets	8,546,516	6,834,757

Property and equipment, net	579,689	629,490
Operating lease right of use asset	4,612,830	4,689,931
Security deposit	600,000	600,000
Software development costs, net	454,280	265,208
Patents and trademarks, net	75,017	69,733

TOTAL ASSETS	$14,868,332	$13,089,119

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,282,184	$2,290,390
Notes payable - financing agreements	193,094	74,575
Accrued expenses	367,652	453,023
Equipment financing payable-current portion	11,566	22,851
Operating lease obligations-current portion	764,820	696,869
Contract liabilities	2,066,861	957,997

Total Current Liabilities	4,686,177	4,495,705

Operating lease obligations, less current portion	4,466,884	4,542,943

Total Liabilities	9,153,061	9,038,648

Commitments and Contingencies (Note 4)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, 9,446,000 shares available to be designated	—	—
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at March 31, 2023 and December 31, 2022, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 issued and outstanding at March 31, 2023 and December 31, 2022, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 issued and outstanding at March 31, 2023 and December 31,2022, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 1,299 and 1,299 issued and outstanding at March 31, 2023 and December 31, 2022, respectively, convertible into common stock at $3 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 4,000 and 0 issued and outstanding at March 31, 2023 and December 31, 2022, respectively, convertible into common stock at $3 per share	4	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 7,169,339 and 7,156,876 shares issued, 7,168,015 and 7,155,552 shares outstanding at March 31, 2023 and December 31, 2022, respectively	7,168	7,156
Additional paid-in-capital	60,371,067	56,562,600
Accumulated deficit	(54,505,517)	(52,361,834)
Sub-total	5,872,723	4,207,923
Less: Treasury stock (1,324 shares of common stock at March 31, 2023 and December 31, 2022)	(157,452)	(157,452)
Total Stockholders’ Equity	5,715,271	4,050,471

Total Liabilities and Stockholders’ Equity	$14,868,332	$13,089,119

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

REVENUES:
Technology systems	$1,827,764	$783,269
Services and consulting	816,524	656,047

Total Revenues	2,644,288	1,439,316

COST OF REVENUES:
Technology systems	1,767,209	865,488
Services and consulting	339,907	351,762

Total Cost of Revenues	2,107,116	1,217,250

GROSS MARGIN	537,172	222,066

OPERATING EXPENSES:
Sales and marketing	307,577	283,894
Research and development	404,885	436,717
General and Administrative Costs	1,971,508	2,143,073

Total Operating Expenses	2,683,970	2,863,684

LOSS FROM OPERATIONS	(2,146,798)	(2,641,618)

OTHER INCOME (EXPENSES):
Interest expense	(1,180)	(3,180)
Other income, net	4,295	182

Total Other Income (Expenses)	3,115	(2,998)

NET LOSS	$(2,143,683)	$(2,644,616)

Net Loss Per Share
Basic	$(0.30)	$(0.49)
Diluted	$(0.30)	$(0.49)

Weighted Average Shares
Basic	7,156,876	5,353,620
Diluted	7,156,876	5,353,620

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Common Stock		Additional
	# of		# of		# of		# of		# of		Paid-in-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2022	—	$—	—	$—	1,299	$1	—	$—	7,156,876	$7,156	$56,562,600	$(52,361,834)	$(157,452)	$4,050,471

Series E preferred stock issued	—	—	—	—	—	—	4,000	4	—	—	3,999,996	—	—	4,000,000

Stock options compensation	—	—	—	—	—	—	—	—	—	—	75,128	—	—	75,128

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	(299,145)	—	—	(299,145)

Stock issued for services	—	—	—	—	—	—	—	—	12,463	12	32,488	—	—	32,500

Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	—	—	(2,143,683)	—	(2,143,683)

Balance March 31, 2023	—	$—	—	$—	1,299	$1	4,000	$4	7,169,339	$7,168	$60,371,067	$(54,505,517)	$(157,452)	$5,715,271

Tee accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Common Stock		Additional
	# of		# of		# of		# of		# of		Paid-in-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2021	851	$1	2,500	$2	—	$—	—	$—	4,111,047	$4,111	$46,431,874	$(45,497,051)	$(157,452)	$781,485

Stock options compensation	—	—	—	—	—	—	—	—	—	—	250,577	—	—	250,577

Common stock issued									1,523,750	1,524	6,093,476	—	—	6,095,000

Series C preferred stock converted into common stock	—	—	(2,500)	(2)	—	—	—	—	454,546	455	(453)	—	—	(0)

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	(576,650)	—	—	(576,650)

Stock issued for services	—	—	—	—	—	—	—	—	7,198	7	39,993	—	—	40,000

Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	(2,644,616)	—	(2,644,616)

Balance March 31, 2022	851	$1	—	$—	—	$—	—	$—	6,096,541	$6,097	$52,238,817	$(48,141,667)	$(157,452)	$3,945,796

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Cash from operating activities:
Net loss	$(2,143,683)	$(2,644,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,588	73,628
Stock based compensation	75,128	250,577
Stock issued for services	32,500	40,000
Amortization of operating lease right of use asset	77,101	77,636
Changes in assets and liabilities:
Accounts receivable	2,700,917	1,449,908
Contract assets	(1,000,590)	(264,223)
Inventory	(101,167)	(24,426)
Prepaid expenses and other current assets	228,941	(264,687)
Accounts payable	(1,008,207)	(95,708)
Accrued expenses	(85,371)	(30,622)
Operating lease obligation	(8,107)	70,094
Contract liabilities	1,108,864	534,706
Net cash used in operating activities	(7,086)	(827,733)

Cash flows from investing activities:
Purchase of patents/trademarks	(7,339)	(600)
Purchase of software development	(212,067)	—
Purchase of fixed assets	(41,738)	(101,478)
Net cash used in investing activities	(261,144)	(102,078)

Cash flows from financing activities:
Repayments of insurance and equipment financing	(201,485)	(128,437)
Repayment of finance lease	(11,285)	(23,959)
Proceeds from common stock issued	—	6,095,000
Issuance cost	(299,145)	(576,650)
Proceeds from preferred stock issued	4,000,000	—
Net cash provided by financing activities	3,488,085	5,365,954

Net increase in cash	3,219,855	4,436,143
Cash, beginning of period	1,121,092	893,720
Cash, end of period	$4,340,947	$5,329,863

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,180	$3,180
Taxes paid	$—	$—

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$320,004	$242,591

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2023, the balance in one financial institution exceeded federally insured limits by approximately $3,907,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2023, two customers accounted for 70% and 20% of revenues. For the three months ended March 31, 2022, four customers accounted for 35%, 24%, 13% and 11% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period.

At March 31, 2023, three customers accounted for 59%, 15%, and 11% of accounts receivable. At December 31, 2022, four customers accounted for 34%, 31%, 19% and 10% of accounts receivable. Much of the credit risk is mitigated since all the customers listed here are Class 1 railroads with a history of timely payments to us.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

Geographic Concentration

For the three months ended March 31, 2023, approximately 25% of revenue was generated from three customers outside of the United States. For the three months ended March 31, 2022, approximately 54% of revenue was generated from three customers outside of the United States. These customers are Canadian and Mexican, and two of the three are Class 1 railroads operating in the United States.

Significant Vendors and Concentration of Credit Risk

In some instances, the Company relies on a limited pool of vendors for key components related to the manufacturing of its subsystems. These vendors are primarily focused on camera, server and lighting technologies integral to the Company’s solution. Where possible, the Company seeks multiple vendors for key components to mitigate vendor concentration risk.

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

Accounts Receivable

On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers.

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

Inventory

Inventory consists primarily of spare parts and consumables and long lead time components to be used in the production of our technology systems or in connection with maintenance agreements with customers. Inventory is stated at the lower of cost or net realizable value. Inventory cost is primarily determined using the weighted average cost method.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

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

Accordingly, the Company bases its revenue recognition on ASC 606-10-25-27, where control of a good or service transfers over time if the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date including a profit margin or reasonable return on capital. Control is deemed to pass to the customer instantaneously as the goods are manufactured and revenue is recognized accordingly.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

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

Consulting Services

The Company’s consulting services business generates revenues under contracts with customers from four sources: (1) Professional Services (consulting and auditing); (2) Software licensing with optional hardware sales; (3) Customer service training and (4) Maintenance/support.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

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

At March 31, 2023, there were (i) an aggregate of 80,091 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 924,658 shares of common stock, (iii) 433,000 common shares issuable upon conversion of Series D Convertible Preferred Stock and (iv) 1,333,334 common shares issuable upon conversion of Series E Convertible Preferred Stock, all of which were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

At March 31, 2022, there were (i) an aggregate of 1,376,466 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 1,096,266 shares of common stock and (iii) 121,571 common shares issuable upon conversion of Series B Convertible Preferred Stock, all of which were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2020, the FASB issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. The Company early adopted this pronouncement for our fiscal year beginning January 1, 2022, and it did not have a material effect on our audited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

In May 2021, the FASB issued an accounting pronouncement (ASU 2021-04) related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. The pronouncement states that an entity should treat the modification as an exchange of the original instrument for a new instrument, and the effect of the modification should be calculated as the difference between the fair value of the modified instrument and the fair value of that instrument immediately before modification. An entity should then recognize the effect of the modification on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The pronouncement will be applied prospectively to all modifications that occur after the initial date of adoption. We adopted this pronouncement for our fiscal year beginning January 1, 2022, and it did not have a material effect on our audited consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – LIQUIDITY

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,143,683 for the three months ended March 31, 2023. During the same period, cash used in operating activities was $7,086. The working capital surplus and accumulated deficit as of March 31, 2023, were $3,860,339 and $54,505,517, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering and a private placements which were completed during the first quarter of 2022 and during the third and fourth quarters of 2022 as well as the first quarter of 2023.

As previously noted, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock during 2021. Additionally, the Company was successful during 2022 in raising gross proceeds of over $10,100,000 from the sale of both common shares and Series D Preferred Stock. Additionally, late in the first quarter of 2023, the Company raised gross proceeds of $4,000,000 from the issuance of Series E Preferred Stock. As part of its strategy, the Company will endeavor to utilize the Preferred Series E and the remainder of the Series D as additional funding mechanisms. Additionally, during the second quarter of 2023, the Company will again have access to its S-3 “shelf registration” statement allowing the Company to sell additional common shares. At the time of this filing, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business in the event it did not have an uptake in the preferred classes of shares previously noted. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) continue to affect our operations, particularly in our supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the ongoing supply chain delays or inflationary increases and their effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the date of this report.

In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, as described above, it will have sufficient sources of working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen significant growth in its contracted backlog as well as positive signs from new commercial engagements that indicate improvements in future commercial opportunities.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2022 and will continue in 2023 and beyond. As a result, we expect to generate sufficient revenue and to attain profitable operations with less net cash used in operating activities in the next 12 months. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$18,737	8.73%	$—	—
Third Party - Insurance Note 2	—		17,753	6.24%
Third Party - Insurance Note 3	6,526	—	16,094	—
Third Party - Insurance Note 4	167,830	—	40,728	—
Total	$193,094		$74,575

The Company entered into an agreement on December 23, 2022 with its insurance provider by issuing a $26,484 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 8.73% payable in monthly installments of principal and interest totaling $2,755 through October 23, 2023. The balance of Insurance Note 1 as of March 31, 2023 and December 31, 2022 was $18,737 and zero, respectively.

The Company entered into an agreement on April 15, 2022 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $63,766, secured by that policy with an annual interest rate of 6.24% and payable in 11 monthly installments of principal and interest totaling $5,979. At March 31, 2023 and December 31, 2022, the balance of Insurance Note 2 was zero and $17,753, respectively.

The Company entered into an agreement on September 15, 2022 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $24,140 and payable in 12 monthly installments of $4,024. At March 31, 2023 and December 31, 2022, the balance of Insurance Note 3 was $6,526 and $16,094, respectively.

The Company entered into an agreement on February 3, 2022 with its insurance provider by issuing a note payable (Insurance Note 4) for the purchase of an insurance policy in the amount of $242,591 with a down payment paid in the amount of $102,075 in the first quarter of 2022 and ten monthly installments of $20,073. The Company received a refund on September 30, 2022 as result of the annual audit of the policy resulting in the refund being applied to the outstanding amount of $53,175. The policy renewed on February 3, 2023 and, in connection therewith, the Company issued a new note payable to the insurer in the amount of $293,520 with a down payment paid in the amount of $125,690 and payable in ten monthly installments of $23,976. At March 31, 2023 and December 31, 2022, the balance of Insurance Note 4 was $167,830 and $40,728, respectively.

Equipment Financing

The Company entered into an agreement on May 22, 2020 with an equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At March 31, 2023 and December 31, 2022, the aggregate balance of this note was $11,566 and $22,851, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

At March 31, 2023, future minimum lease payments due under the equipment financing is as follows:

Calendar year:	Amount

2023	11,757
Total minimum equipment financing payments	$11,757
Less: interest	(191)
Total equipment financing at March 31, 2023	$11,566
Less: current portion of equipment financing	(11,566)
Long term portion of equipment financing	$—

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered into a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021 and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021 and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. The right of use asset balance at March 31, 2023, net of amortization, was $4,612,830.

As of March 31, 2023, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease have a remaining term of approximately 9.3 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Three Months Ended March 31,
	2023	2022
Lease cost:
Operating lease cost	$195,409	$193,980
Short-term lease cost	7,104	6,749

Other information:
Operating cash outflow used for operating leases	126,416	46,250
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	9.2 years	10.2 years

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

As of March 31, 2023, future minimum lease payments due under our operating leases are as follows:

Amount
Calendar year:
2023	$570,453
2024	779,087
2025	798,556
2026	818,518
2027	838,984
Thereafter	4,043,427
Total undiscounted future minimum lease payments	7,849,025
Less: Impact of discounting	(2,617,321)
Total present value of operating lease obligations	5,231,704
Current portion	(764,820)
Operating lease obligations, less current portion	$4,466,884

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

In accordance with the Separation Agreement, the Company will pay to Mr. Arcaini the total sum of $747,788. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company will continue to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. The remaining balance of approximately $114,275 as of March 31, 2023 is included in accrued expenses in the accompanying unaudited consolidated balance sheet. In addition, the Company will pay one-half of Mr. Arcaini’s current life insurance premiums for 36 months of approximately $1,200 per month and provide and pay for his health insurance for 36 months following the Separation Date of approximately $400 per month, which are also included in accrued expenses as described above.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of Company, whether voluntary or involuntary (a “Liquidation”), the holders shall be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of March 31, 2023 and December 31, 2022, respectively, there are zero 0 and zero 0 shares of Series B Convertible Preferred Stock issued and outstanding.

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

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock, and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. In January 2022, the 2,500 outstanding shares of Series C Convertible Preferred Stock were converted into 454,546 shares of common stock. As of March 31, 2023 and December 31, 2022, respectively, there were zero and zero shares of Series C Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

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

Series D Convertible Preferred Stock

On September 28, 2022, the Company amended its articles of incorporation to designate 4,000 shares as the Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”). Each share of the Series D Convertible Preferred Stock has a stated value of $1,000. The holders of the Series D Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series D Convertible Preferred Stock has 333 votes (subject to standard anti-dilution adjustment); provided that in no event may a holder of Series D Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series D Convertible Preferred Stock is convertible, subject to shareholder approval (which has not yet been granted); at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series D Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series D Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series D Preferred Stock have elected the 19.99% Beneficial Ownership Limitation. The Company shall, subject to shareholder approval, reserve and keep available out of its authorized and unissued Common Stock, solely for the issuance upon the conversion of the Series D Convertible Preferred Stock, such a number of shares of Common Stock as shall from time to time be issuable upon the conversion of all of the shares of the Series D Convertible Preferred Stock then outstanding. Additionally, the Series D Convertible Preferred Stock does not have the right to dividends and in the event of an involuntary liquidation, the Series D shares shall be treated as a pro rata equivalent of common stock outstanding at the date of the liquidation event and have no liquidation preference.

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

On October 29, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain existing investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchasers purchased 300 shares of the newly authorized Series D Convertible Preferred Stock, and the Company received proceeds of $300,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

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

As of March 31, 2023 and December 31, 2022, respectively, there were 1,299 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding.

Series E Convertible Preferred Stock

The Company’s Board of Directors has designated 30,000 shares as the Series E Convertible Preferred Stock. Each share of the Series E Convertible Preferred Stock has a stated value of $1,000. The holders of the Series E Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Preferred Stock has 333 votes (subject to adjustment); provided that in no event may a holder of Series E Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation). Each share of Series E Convertible Preferred Stock is convertible, subject to shareholder approval (which has not yet been granted); at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to standard anti dilution provisions). The Company shall not effect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”).

The Company on March 27, 2023 entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser purchased 4,000 shares of a newly authorized Series E Convertible Preferred Stock at a price of $1,000 per share (the “Series E Convertible Preferred Stock”), and the Company received proceeds of $4,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

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

As of March 31, 2023 and December 31, 2022, respectively, there were 4,000 and 0 shares of Series E Convertible Preferred Stock issued and outstanding.

The existing investors Purchase Agreement also provides that the Company will not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement) on or prior to December 31, 2023 that entitles any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Preferred Stock without the consent of the Purchaser.

The Registration Rights Agreement contains provisions for liquidated damages equal to 1% multiplied by the aggregate subscription amount paid, paid each month, in the event certain deadlines are missed.

Common stock issued

Three Months Ended March 31, 2022

During the three months ended March 31, 2022, shareholders converted 710 and 1,790 shares of Series C Convertible Preferred Stock collectively with a stated value of $2.5 million owned by two entities related to each other with a conversion price of $5.50 per common share resulting in the issuance of 129,091 and 325,455 shares of the Company’s common stock.

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

Three Months Ended March 31, 2023

During the three months ended March 31, 2023, the Company issued 12,463 shares of common stock for payment of board fees to three directors in the amount of $32,500 for services to the board which was expensed during the three months ended March 31, 2023. The value-weighted average price per share is $2.61.

Employee Stock Purchase Plan

 In the fourth quarter of 2022, the board of directors adopted an Employee Stock Purchase Plan (“ESPP”) which, subject to shareholder approval, was effective as of 1 January 2023 with a term of 10 years. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discounted price, through payroll deductions from a minimum of 1% and up to 25% of their eligible compensation up to a maximum of $25,000 or the IRS allowable limit per calendar year. The Company’s Chief Financial Officer administers the ESPP in conjunction with approvals from the Company’s Compensation Committee, including with respect to the frequency and duration of offering periods, the maximum number of shares that an eligible employee may purchase during an offering period, and, subject to certain limitations set forth in the ESPP, the per-share purchase price. The Company must receive (and expects to obtain) shareholder approval within 12 months before or after the date of the Plan is adopted by the Board. Currently, the maximum number of shares that can be purchased by an eligible employee under the ESPP is 10,000 shares per offering period and there are two six-month offering periods that begin in the first and third quarter of each fiscal year. The purchase price for one share of Common Stock under the ESPP is currently equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower. Although not required by the plan, all payroll deductions received or held by the Company under the Plan, are segregated and deemed as “restricted cash” until the completion of the offering period and redemption of the applicable shares. The maximum aggregate number of shares of the Common Stock that may be issued under the ESPP is no more than 1,000,000 shares (the “ESPP Plan Share Reserve”).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2023 and 2022, was $75,128 and $250,577, respectively, for stock options granted to employees. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the grant-date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. At March 31, 2023, the total compensation cost for stock options not yet recognized was $350,876. This cost will be recognized over the remaining vesting term of the options ranging from six months to two- and one-half years.

On May 12, 2021, the Board adopted, with shareholder approval, the 2021 Equity Incentive Plan (the “2021 Plan”) providing for the issuance of up to 1,000,000 shares of our common stock. The purpose of the 2021 Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our shareholders. During the third quarter of 2021, the shareholders approved the issuance of up to one million shares or share equivalents pursuant to the 2021 Plan. On July 14, 2021, the Company filed an S-8 registration statement in concert with the 2021 Plan which was deemed effective on August 5, 2021. The plan covers a period of ten years.

On January 1, 2022, the Company awarded certain senior management and key employees non-qualified stock options under the 2021 Plan.  Specifically, a total of 665,000 options were awarded by the Company’s Compensation Committee and approved by the Board, with a strike price of $6.41 per share, a five-year term and vesting equally over a three-year period.  The options serve as a retention tool and contain key provisions that the holder must remain in good standing with the Company. The options were valued on the grant date at $1,596,804 using a Black-Scholes model with the following assumptions: (1) expected term of 3.0 years using the simplified method, (2) expected volatility rate of 72% based on historical volatility, (3) dividend yield of zero, and (4) a discount rate of 0.97%.

As of March 31, 2023, and December 31, 2022, options to purchase a total of 924,658 (net of forfeitures discussed below) shares of common stock and 926,266 shares of common stock were outstanding, respectively. At March 31, 2023, 574,658 options were exercisable. Of the total options issued, 271,266 and 269,658 options were outstanding under the 2016 Equity Incentive Plan, 495,000 and no options were outstanding under the 2021 Plan and a further 160,000 and 160,000 non-plan options to purchase common stock were outstanding as of March 31, 2023 and December 31, 2022, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO in the fourth quarter of 2020.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2021	431,266	$4.98	3.4	—
Granted	685,000	$6.41	4.0	—
Forfeited	(190,000)	$6.41	—	—
Outstanding at December 31, 2022	926,266	$5.74	3.3	—
Exercisable at December 31, 2022	404,599	$5.02	3.3	—

Outstanding at December 31, 2022	926,266	$5.74	3.3	—
Granted	—	—	—	—
Exercised/Forfeited/Expired	(1,608)	$14.00	—	—
Outstanding at March 31, 2023	924,658	$5.73	3.0	—
Exercisable at March 31, 2023	574,658	$5.36	3.0	—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

Warrants

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2021	1,376,466	$8.18	1.9	—
Warrants expired, forfeited, cancelled or exercised	(1,228,875)	—	—	—
Warrants issued	—	—	—	—
Outstanding at December 31, 2022	147,591	$8.63	0.8	—
Exercisable at December 31, 2022	147,591	$8.63	0.8	—

Outstanding at December 31, 2022	147,591	$8.63	0.8	—
Warrants expired, forfeited, cancelled or exercised	(67,500)	—	—	—
Warrants issued	—	—	—	—
Outstanding at March 31, 2023	80,091	$8.53	1.1	—
Exercisable at March 31, 2023	80,091	$8.53	1.1	—

NOTE 6 - REVENUE AND CONTRACT ACCOUNTING

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

At March 31, 2023 and December 31, 2022, contract assets on uncompleted contracts consisted of the following:

	March 31, 2023	December 31, 2022
Cumulative revenues recognized	$7,144,602	$5,934,205
Less: Billings or cash received	(5,718,290)	(5,508,483)
Contract assets	$1,426,312	$425,722

Contract Liabilities

Contract liabilities, on uncompleted contracts represent billings and/or cash received that exceed cumulative revenues recognized on uncompleted contracts accounted for under the cost-to-cost input method, which recognizes revenues based on the ratio of the cost incurred to total estimated costs.

Contract liabilities on services and consulting revenues represent billings and/or cash received in excess of revenue recognized on service agreements that are not accounted for under the cost-to-cost input method.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

At March 31, 2023 and December 31, 2022, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	March 31, 2023	December 31, 2022
Billings and/or cash receipts on uncompleted contracts	$323,207	$4,355,470
Less: Cumulative revenues recognized	(262,988)	(4,144,018)
Contract liabilities, technology systems	60,219	211,452
Contract liabilities, services and consulting	2,006,642	746,545
Total contract liabilities	$2,066,861	$957,997

Contract Liabilities at December 31, 2022 were $957,997; of which $151,233 for technology systems and $248,856 in services and consulting has been recognized as of March 31, 2023

The Company expects to recognize all contract liabilities within 12 months from the consolidated balance sheet date.

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

b.	Maintenance and support contracts ranging from one to five years in length

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

Quantitative:

For the Three Months Ended March 31, 2023

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$2,376,449	$28,831	$11,353	$227,655	$2,644,288

Major Goods and Service Lines

Turnkey Projects	$1,827,764	$—	$—	$—	$1,827,764
Maintenance and Support	548,685	28,831	11,353	—	588,869
Algorithms	—	—	—	227,655	227,655
	$2,376,449	$28,831	$11,353	$227,655	$2,644,288

Timing of Revenue Recognition

Goods transferred over time	$1,827,764	$—	$—	$—	$1,827,764
Services transferred over time	548,685	28,831	11,353	227,655	816,524
	$2,376,449	$28,831	$11,353	$227,655	$2,644,288

For the Three Months Ended March 31, 2022

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,007,273	$17,300	$152,142	$262,601	$1,439,316

Major Goods and Service Lines

Turnkey Projects	$520,657	$(498)	$131,921	$—	$652,080
Maintenance and Support	486,616	17,798	20,221	131,412	656,047
Algorithms	—	—	—	131,189	131,189
	$1,007,273	$17,300	$152,142	$262,601	$1,439,316

Timing of Revenue Recognition

Goods transferred over time	$520,657	$(498)	$131,921	$—	$652,080
Goods delivered at point in time	$—	—	—	131,189	131,189
Services transferred over time	486,616	17,798	20,221	131,412	656,047
	$1,007,273	$17,300	$152,142	$262,601	$1,439,316

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2023 (Unaudited)

NOTE 7 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the three months ended March 31, 2023, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the three months ended March 31, 2023, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $42,241.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc. (the “Company”), and its operating subsidiaries, Duos Technologies, Inc. (“Duos”) and TrueVue360, Inc (“TrueVue360”, Duos Technologies Group, Inc. and Duos, collectively the “Company” “we”, “our”, and “us”) from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “aim,” “project,” “target,” “will,” “may,” “should,” “forecast” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements typically address the Company’s expected future business and financial performance and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Duos Technologies Group, Inc. (the “Company”) was incorporated in Florida on May 31, 1994 under the original name of Information Systems Associates, Inc. Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, the Company entered negotiations with Duos Technologies, Inc. (“Duos”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby Duos became a wholly owned subsidiary of the Company. Duos was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, has a current staff of 76 people of which 69 are full-time, and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, Centraco®.

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

Prospects and Outlook

The Company’s focus is to improve operational and technical execution which, we believe, will in turn enable the commercial side of the business to expand RIP and ALIS delivery into existing customers and to expand and diversify our current customer base. Even though the lingering effects of COVID-19 is expected to still be an issue during the remainder of 2023, the Company’s primary customers have indicated readiness to order more equipment and services should the Company execute as expected on key deliverables.

Additionally, the Company is making engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA) and Association of American Railroad (AAR) standards. Similar upgrades are also being developed to improve the ALIS system. These upgrades will continue to be released throughout 2023 and are expected to drive revenue growth this year and beyond.

The Company is expanding its focus in the rail industry to encompass passenger transportation and was awarded a large, multi-year contract with a national rail carrier. The Company anticipates that it will manufacture a two-RIP solution for the carrier in 2023 and, along with a long-term services agreement complete delivery during the second quarter of 2023.

Although the Company’s prospects and outlook are anticipated to be favorable for the remainder of 2023, investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control and unexpected macro events can have a severe impact on the business. Please see the risk factors identified in “Item 1A – Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended
	March 31,
	2023	2022

Revenues	$2,644,288	$1,439,316
Cost of revenues	2,107,116	1,217,250
Gross margin	537,172	222,066
Operating expenses	2,683,970	2,863,684
Loss from operations	(2,146,798)	(2,641,618)
Other income (expense)	3,115	(2,998)
Net loss	$(2,143,683)	$(2,644,616)

Revenues

	For the Three Months Ended
	March 31,
	2023	2022	% Change
Revenues:
Technology systems	$1,827,764	$783,269	133%
Services and consulting	816,524	656,047	24%
Total revenues	$2,644,288	$1,439,316	84%

The substantial increase in overall revenues for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, is primarily related to the production and manufacturing of new and upgraded RIPs which are recorded in the technology systems portion of our business as compared to being in the very early stages of developing two portals during the first quarter of 2022. We expect this trend to continue through 2023, although supply chain issues have continued to extend deadlines for shipment of key components used in our technology systems and continue to pose a risk to the timing of revenue recognition. Given recent attention and renewed focus around railway safety, the Management team remains optimistic about the long-term outlook of the Company. We believe the focus on rail safety will prompt additional government oversight on railroads for the implementation of safety systems such as the Company’s RIP product. Additionally, the Company sees opportunities to continue to expand its programs with existing customers during the current year and beyond. Management cautions that, in spite of a positive outlook, the noted slowing of the supply chain coupled with a longer commercial cycle may result in revenue recognition pushing into 2024. The Company remains focused on revenue and margins performance impacts from inflation and continued supply chain challenges and proactively works to address these issues via customer pricing.

The growth of the services portion of revenues is driven by the successful completion and implementation of artificial intelligence detections and represents services and support for those detections. The growth in services revenue is also bolstered by the phasing in of services and maintenance agreements related to new portals coming online during early 2023. The Company expects growth with new revenue from existing customers, including services revenue as the result of new maintenance contracts being established on installations coming on-line during 2023. The Company also anticipates renewals of existing and backlog contracts and a shift to the next generation of technology systems which are currently being manufactured and completed during 2023.

Cost of Revenues

	For the Three Months Ended
	March 31,
	2023	2022	% Change
Cost of revenues:
Technology systems	$1,767,209	$865,488	104%
Services and consulting	339,907	351,762	-3%
Total cost of revenues	$2,107,116	$1,217,250	73%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems and support and maintenance of existing systems and software projects.

Cost of revenues on technology systems increased during the three months ended March 31, 2023 over the equivalent period in 2022, in a manner consistent with the increase in revenues and as a result of additional project works ongoing for the Company. In the second quarter of 2022, the Company was awarded two high-speed Rail Inspection Portals for its passenger transit client and by the first quarter of 2023 has phased into the manufacture of these two more expensive and more robust transit-oriented RIPs. By comparison, during the first quarter ended March 31, 2022, the Company had only begun to procure the components for, and the manufacturing of, these two transit-oriented RIPs, thereby contributing to the increase in cost of revenues year-over-year. The Company also continues to face headwinds with supply disruption and cost. While we expect that macro-economic factors will continue to drive prices, the Company continues to manage its costs and, where possible, pass through increased costs to customers in the form of higher prices, although this is not assured.

Cost of revenues on services and consulting slightly decreased in the three months ended March 31, 2023 compared to the prior year period. The cost of revenues decreased as compared to an increase in services revenues. This misalignment in the change between the two is a result of high margin artificial intelligence detections entering service and boosting revenue while the overall cost structure to implement these charges is largely unchanged and partially captured in the capitalization of software development costs.

Gross Margin

	For the Three Months Ended
	March 31,
	2023	2022	% Change

Revenues	$2,644,288	$1,439,316	84%
Cost of revenues	2,107,116	1,217,250	73%
Gross margin	$537,172	$222,066	142%

Gross margin showed a significant improvement for the first quarter of 2023 as compared to the same period in 2022. As noted above, the improvement in margin was a direct result of increased business activity the Company recognized in the first quarter of 2023 related to the manufacturing of two high-speed, transit-focused Rail Inspection Portals for one customer. The Company began to recognize revenue and profit on those activities in conformity with its revenue recognition policy during late 2022 and which continued into the first quarter of 2023. The recognition of the revenue and subsequent profit from this major project yielded the higher gross margins of approximately 20% for the period. By comparison in the first quarter of 2022, the Company had only initiated procurement and some manufacturing for two freight-oriented RIPs for two customers and as a result recognized no profit on the works resulting in a dilutive, low margin for the period. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Operating Expenses

	For the Three Months Ended
	March 31,
	2023	2022	% Change
Operating expenses:
Sales and marketing	$307,577	$283,894	8%
Research and development	404,885	436,717	-7%
General and administration	1,971,508	2,143,073	-8%
Total operating expenses	$2,683,970	$2,863,684	-6%

Overall operating expenses during the three months ended March 31, 2023 were marginally lower compared to the equivalent period in 2022. The Company saw only slight increase in cost for sales and marketing as a result of an increased commercial team with a larger decrease in general and administration and research and development costs during the same period for 2023 partially attributable to the Company’s reduced non-cash compensation charges for staff. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers.

Loss from Operations

The loss from operations for the three months ended March 31, 2023 and 2022 was $2,146,798 and $2,641,618, respectively. The decrease in loss from operations was primarily the result of higher revenues recorded in the quarter resulting from increases in both our technology systems and services and consulting, slower growth in costs of those revenues and flat operating expenses.

Other Income/Expense

Other income for the three months ended March 31, 2023 was $4,295 and $182 for the comparative period in 2022. Interest expense for the three months ended March 31, 2023 was $1,180 and $3,180 for the comparative period in 2022.

Net Loss

The net loss for the three months ended March 31, 2023 and 2022 was $2,143,683 and $2,644,616, respectively. The 19% decrease in net loss was mostly attributed to the increase in revenues as described above along with slower growing expenses. Net loss per common share was $0.30 and $0.49 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of March 31, 2023, the Company has a working capital surplus of $3,860,339 and the Company had a net loss of $2,143,683 for the three months ended March 31, 2023.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(7,086)	$(827,733)
Net cash used in investing activities	(261,144)	(102,078)
Net cash provided by financing activities	3,488,085	5,365,954
Net increase in cash	$3,219,855	$4,436,143

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $7,086 and $827,733, respectively. The decrease in net cash used in operations for the three months ended March 31, 2023 was the result of cash inflows from new projects offset by cash outflows to procure necessary materials and overall sales, general and administrative expenses. In addition, there are several changes in assets and liabilities compared to the previous period that decreased the use of cash in operations, notably the change in contract liabilities due to the timing of project invoicing milestones and cash receipts.

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $261,144 and $102,078, respectively, representing an increase in the purchase of various fixed assets for computer equipment and product and software development.

Net cash provided by financing activities for the three months ended March 31, 2023, and 2022 was $3,488,085 and $5,365,954, respectively. Cash flows provided by financing activities during the first three months of 2023 were primarily attributable to net proceeds of approximately $4,000,000 from issuances of Series E Convertible Preferred Stock. Cash flows from financing activities during the first three months of 2022 were primarily attributable to the issuance of common stock for $6,095,000 of gross proceeds.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. We believe our current capital and revenues are sufficient to fund such expansion and our operations over the next twelve months, although we are dependent on timely payments from our customers for projects and work in process. However, we expect such timely payments to continue. Material cash requirements will be satisfied within the normal course of business including substantial upfront payments from our customers prior to starting projects. The Company may elect to purchase materials and supplies in advance of contract award but where there is a high probability of that award.

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,143,683 for the three months ended March 31, 2023. During the same period, cash used in operating activities was $7,086. The working capital surplus and accumulated deficit as of March 31, 2023, were $3,860,339 and $54,505,517, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering and private placements which were completed during 2022 as well as the first quarter of 2023.

As previously noted, the Company raised $4,500,000 from existing shareholders through the issuance of Series C Convertible Preferred Stock during 2021. Additionally, the Company was successful during 2022 in raising gross proceeds of over $10,100,000 from the sale of both common shares and Series D Preferred Stock across the year. Additionally, late in the first quarter of 2023, the Company raised gross proceeds of $4,000,000 from the issuance of Series E Preferred Stock (See Note 12). As part of its strategy, the Company will endeavor to utilize the Series E Preferred and the remainder of the Series D Preferred Stock as additional funding mechanisms. Additionally, during the second quarter of 2023, the Company will again have access to its S-3 “shelf registration” statement allowing the Company to sell additional common shares. At the time of this document, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business in the event it did not have an uptake in the preferred classes of shares previously noted. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) continue to affect our operations, particularly in our supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the ongoing supply chain delays or inflationary increases and its effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the date of this report.

In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, as described above, , it will have sufficient sources of working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen significant growth in its contracted backlog as well as positive signs from new commercial engagements that indicate improvements in future commercial opportunities.

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, improvements in the commercial outlook, recent common stock offerings and private placements as well as the availability to raise capital via its shelf registration indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We continue executing the plan to grow our business and achieve profitability with the benefit of potential tailwinds from renewed awareness around railroad safety. The Company may selectively look at opportunities for fund raising in the future. Management has extensively evaluated our requirements for the next 12 months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2022 and will continue in 2023 and beyond. As a result, we expect to generate sufficient revenue and to attain profitable operations with less net cash used in operating activities in the next 12 months. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as that term is defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of March 31, 2023 due to the material weakness in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023.

Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting

Except for actions taken under the Remediation Plan described above in this Part I, Item 4,there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

During 2023, the Company continued to act on initiatives to improve the internal control environment. We have been working to identify and implement specific remediation plans for these control deficiencies across the organization.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Amendment to Articles of Incorporation Designation of Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2023)
10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2023)
10.2	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2023)
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: May 15, 2023	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: May 15, 2023	By:	/s/ Andrew W. Murphy
Andrew W. Murphy Chief Financial Officer

