Form 10-Q
period 2023-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2023-08-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 10, 2023, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 7,240,545.

SIGNATURES	39

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,452,248	$1,121,092
Accounts receivable, net	286,871	3,418,263
Contract assets	1,006,791	425,722
Inventory	1,544,755	1,428,360
Prepaid expenses and other current assets	496,545	441,320

Total Current Assets	5,787,210	6,834,757

Property and equipment, net	609,941	629,490
Operating lease right of use asset	4,534,593	4,689,931
Security deposit	550,000	600,000
Convertible note receivable, net	150,625	—
Patents and trademarks, net	92,603	69,733
Software development costs, net	579,655	265,208

TOTAL ASSETS	$12,304,627	$13,089,119

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$760,029	$2,290,390
Notes payable - financing agreements	259,062	74,575
Accrued expenses	302,108	453,023
Equipment financing payable-current portion	—	22,851
Operating lease obligations-current portion	769,563	696,869
Contract liabilities	2,439,640	957,997

Total Current Liabilities	4,530,402	4,495,705

Operating lease obligations, less current portion	4,389,690	4,542,943

Total Liabilities	8,920,092	9,038,648

Commitments and Contingencies (Note 4)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,446,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 and 0 issued and outstanding at June 30, 2023 and December 31, 2022, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at June 30, 2023 and December 31, 2022, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at June 30, 2023 and December 31, 2022, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 1,299 and 1,299 issued and outstanding at June 30, 2023 and December 31, 2022, respectively, convertible into common stock at $3 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 4,000 and 0 issued and outstanding at June 30, 2023 and December 31, 2022, respectively, convertible into common stock at $3 per share	4	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 7,240,545 and 7,156,876 shares issued, 7,239,221 and 7,155,552 shares outstanding at June 30, 2023 and December 31, 2022, respectively	7,240	7,156
Additional paid-in-capital	61,029,659	56,562,600
Accumulated deficit	(57,494,917)	(52,361,834)
Sub-total	3,541,987	4,207,923
Less: Treasury stock (1,324 shares of common stock at June 30, 2023 and December 31, 2022)	(157,452)	(157,452)
Total Stockholders' Equity	3,384,535	4,050,471

Total Liabilities and Stockholders' Equity	$12,304,627	$13,089,119

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

REVENUES:
Technology systems	$870,494	$2,780,045	$2,698,258	$3,563,314
Services and consulting	899,565	837,097	1,716,089	1,493,144

Total Revenues	1,770,059	3,617,142	4,414,347	5,056,458

COST OF REVENUES:
Technology systems	1,072,106	1,974,302	2,839,315	2,839,790
Services and consulting	456,616	360,226	796,523	711,988

Total Cost of Revenues	1,528,722	2,334,528	3,635,838	3,551,778

GROSS MARGIN	241,337	1,282,614	778,509	1,504,680

OPERATING EXPENSES:
Sales and marketing	301,077	375,986	608,654	659,880
Research and development	537,801	530,339	942,686	967,056
General and Administration	2,550,709	1,770,764	4,522,217	3,913,837

Total Operating Expenses	3,389,587	2,677,089	6,073,557	5,540,773

LOSS FROM OPERATIONS	(3,148,250)	(1,394,475)	(5,295,048)	(4,036,093)

OTHER INCOME (EXPENSES):
Interest expense	(3,230)	(2,706)	(4,410)	(5,886)
Other income, net	162,080	54,509	166,375	54,691

Total Other Income (Expenses)	158,850	51,803	161,965	48,805

NET LOSS	(2,989,400)	(1,342,672)	$(5,133,083)	$(3,987,288)

Basic and Diluted Net Loss Per Share	(0.42)	(0.22)	$(0.72)	$(0.70)

Weighted Average Shares-Basic and Diluted	7,169,340	6,096,541	7,163,142	5,727,133

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2022	—	$—	—	$—	1,299	$1	—	$—	7,156,876	$7,156	$56,562,600	$(52,361,834)	$(157,452)	$4,050,471

Series E preferred stock issued	—	—	—	—	—	—	4,000	4	—	—	3,999,996	—	—	4,000,000

Stock options compensation	—	—	—	—	—	—	—	—	—	—	75,128	—	—	75,128

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	(299,145)	—	—	(299,145)

Stock issued for services	—	—	—	—	—	—	—	—	12,463	12	32,488	—	—	32,500

Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	—	—	(2,143,683)	—	(2,143,683)

Balance March 31, 2023	—	$—	—	$—	1,299	$1	4,000	$4	7,169,339	$7,168	$60,371,067	$(54,505,517)	$(157,452)	$5,715,271

Stock options compensation	—	—	—	—	—	—	—	—	—	—	161,399	—	—	161,399

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	281,500	—	—	281,500

Stock issued for services	—	—	—	—	—	—	—	—	5,645	6	32,494	—	—	32,500

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	—	—	—	—	65,561	$66	183,199	—	—	183,265

Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	—	—	(2,989,400)	—	(2,989,400)

Balance June 30, 2023	—	$—	—	$—	1,299	$1	4,000	$4	7,240,545	$7,240	$61,029,659	$(57,494,917)	$(157,452)	$3,384,535

Balance December 31, 2021	851	$1	2,500	$2	—	$—	—	$—	4,111,047	$4,111	$46,431,874	$(45,497,051)	$(157,452)	$781,485

Stock options compensation	—	—	—	—	—	—	—	—	—	—	250,577	—	—	250,577

Common stock issued	—	—	—	—	—	—	—	—	1,523,750	1,524	6,093,476	—	—	6,095,000

Series C preferred stock converted to common stock	—	—	(2,500)	(2)	—	—	—	—	454,546	455	(453)	—	—	—

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	(576,650)	—	—	(576,650)

Stock issued for services	—	—	—	—	—	—	—	—	7,198	7	39,993	—	—	40,000

Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	(2,644,616)	—	(2,644,616)

Balance March 31, 2022	851	$1	—	$—	—	$—	—	$—	6,096,541	$6,097	$52,238,817	$(48,141,667)	$(157,452)	$3,945,796

Stock options compensation	—	—	—	—	—	—	—	—	—	—	188,232	—	—	188,232

Stock issued for services	—	—	—	—	—	—	—	—	10,668	10	39,990	—	—	40,000

Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	—	—	(1,342,672)	—	(1,342,672)

Balance June 30, 2023	851	$1	—	$—	—	$—	—	$—	6,107,209	$6,107	$52,467,039	$(49,484,339)	$(157,452)	$2,831,356

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30
	2023	2022

Cash from operating activities:
Net loss	$(5,133,083)	$(3,987,288)
Depreciation and amortization	230,592	145,627
Stock based compensation	302,743	438,809
Stock issued for services	65,000	80,000
Amortization of operating lease right of use asset	155,338	158,547
Changes in assets and liabilities:
Accounts receivable	3,131,392	1,458,592
Note receivable	(150,625)	—
Contract assets	(581,069)	(698,923)
Inventory	(116,393)	(481,880)
Security deposit	50,000	—
Prepaid expenses and other current assets	403,225	(218,198)
Accounts payable	(1,530,361)	268,425
Accrued expenses	(150,914)	(108,550)
Operating lease obligation	(80,559)	46,485
Contract liabilities	1,481,643	3,186,138

Net cash (used in) provided by operating activities	(1,923,071)	287,784

Cash flows from investing activities:
Purchase of patents/trademarks	(28,720)	(13,660)
Purchase of software development	(360,437)	(15,000)
Purchase of fixed assets	(159,203)	(140,549)

Net cash used in investing activities	(548,360)	(169,209)

Cash flows from financing activities:
Repayments of insurance and equipment financing	(273,965)	(213,404)
Repayment of finance lease	(22,851)	(48,812)
Proceeds from common stock issued	—	6,095,000
Issuance cost	(17,645)	(576,650)
Proceeds from shares issued under Employee Stock Purchase Plan	117,048	—
Proceeds from preferred stock issued	4,000,000	—

Net cash provided by financing activities	3,802,587	5,256,134

Net increase in cash	1,331,156	5,374,709
Cash, beginning of period	1,121,092	893,720
Cash, end of period	$2,452,248	$6,268,429

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,410	$5,984
Taxes paid	$—	$1,264

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$458,452	$327,586

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (the “Company”), through its operating subsidiaries, Duos Technologies, Inc. (“Duos”) and TrueVue360, Inc. (“TrueVue360”) (collectively the “Company”), is a company that specializes in machine vision and artificial intelligence to analyze fast moving objects such as trains, trucks, automobiles, and aircraft. This technology can help improve safety, maintenance, and operating metrics.

The Company is the inventor of the Railcar Inspection Portal (RIP) and is currently the rail industry leader for machine vision/camera wayside detection systems that include the use of Artificial Intelligence at speeds up to 125 mph. The RIP inspects a train at full speed from the top, sides, and bottom looking at FRA/AAR mandated safety inspection points. The system also detects illegal riders that assists law enforcement agencies. Each rail car is scanned with machine vision cameras and other sensors from the top, sides, and bottom and images are produced within minutes of passing that can be used by the customer to help prevent derailments, improve maintenance operations, and assist with security. The Company self-performs all aspects of hardware, software, IT, and Artificial Intelligence development and engineering and holds several patents and maintains significant intellectual property. The Company also has a proprietary portfolio of over 40 Artificial Intelligence “Use Cases” that automatically flag defects. The Company has deployed this system with several Class 1 and passenger customers and anticipates an increased demand in the future from rail operators, car owners, shippers, and law enforcement agencies.

The Company has also developed the Automated Logistics Information System (ALIS) which automates gatehouse operations where trucks enter and exit large logistics and intermodal facilities. This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline operations and significantly improve operations and security and importantly dramatically improves the vehicle throughput on each lane on which the technology is deployed. The Company will deploy an upgraded Truck Inspection Portal (TIP) which uses the same technology and lessons learned from the ALIS and RIP systems.

The Company’s strategy is to expand our existing customer base in the Class 1, short line, and passenger space in North America; expand our subscription offering to car owners and shippers; and expand operations to meet the demand from international customers. The Company has prepared to respond and scale if necessary to respond to increased demand from potential regulations that may be imposed around wayside detection technology. In the near future the Company will put more emphasis on the trucking and intermodal sector with an updated Truck Inspection Portal solution. The Company continues to focus on operational and technical excellence, customer satisfaction, and maintaining a highly skilled and performance-based work force.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

Principles of Consolidation

The unaudited consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc and TrueVue360 Inc. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the allowance on accounts receivable and notes receivable, valuation of common stock warrants received in exchange for an asset sale, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of June 30, 2023, the balance in one financial institution exceeded federally insured limits by approximately $1,954,132. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2023, two customers accounted for 61% and 25% of revenues. For the six months ended June 30, 2022, four customers accounted for 22%, 26%, 24% and 18% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period.

At June 30, 2023, four customers accounted for 37%, 23%, 16% and 12% of accounts receivable. At December 31, 2022, four customers accounted for 34%, 31%, 19% and 10% of accounts receivable. Much of the credit risk is mitigated since all the customers listed here are Class 1 railroads with a history of timely payments to us.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

Geographic Concentration

For the six months ended June 30, 2023, approximately 31% of revenue was generated from three customers outside of the United States. For the six months ended June 30, 2022, approximately 51% of revenue was generated from three customers outside of the United States. These customers are Canadian and Mexican, and two of the three are Class 1 railroads operating in the United States.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

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

Operating ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date to determine the present value of future payments. The lease term includes all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administration expenses in the consolidated statements of operations.

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

At June 30, 2023, there were (i) an aggregate of 80,091 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 1,217,775 shares of common stock, (iii) 433,000 common shares issuable upon conversion of Series D Convertible Preferred Stock and (iv) 1,333,334 common shares issuable upon conversion of Series E Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

At June 30, 2022, there were (i) an aggregate of 1,376,466 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 986,266 shares of common stock and (iii) 121,571 common shares issuable upon conversion of Series B Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

In May 2021, the FASB issued an accounting pronouncement (ASU 2021-04) related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. The pronouncement states that an entity should treat the modification as an exchange of the original instrument for a new instrument, and the effect of the modification should be calculated as the difference between the fair value of the modified instrument and the fair value of that instrument immediately before modification. An entity should then recognize the effect of the modification on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The pronouncement is applied prospectively to all modifications that occur after the initial date of adoption. We adopted this pronouncement for our fiscal year beginning January 1, 2022, and it did not have a material effect on our audited consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – LIQUIDITY

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,133,083, for the six months ended June 30, 2023. During the same period, cash used in operating activities was $1,923,071. The working capital surplus and accumulated deficit as of June 30, 2023, were $1,256,808 and $57,494,917, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering and private placements which were completed during the second, third and fourth quarters of 2022 as well as the first and third quarters of 2023. (see Note 10).

The Company was successful during 2022 in raising gross proceeds of over $10,100,000 from the sale of both common shares and Series D Preferred Stock. Additionally, late in the second quarter of 2023, the Company raised gross proceeds of $4,000,000 from the issuance of Series E Preferred Stock. In August 2023, the Company was successful in raising gross proceeds of $5,000,000 from the sale of Series F Convertible Preferred Stock. Additionally, during the second quarter of 2023, the Company renewed its S-3 “shelf registration” statement allowing the Company to sell additional common shares. At the time of this filing, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) continue to affect our operations, particularly in our supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the ongoing supply chain delays or inflationary increases and their effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the date of this report.

In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, as described above, it will have sufficient sources of working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen growth in its contracted backlog as well as positive signs from new commercial engagements that indicate improvements in future commercial opportunities for both one-time capital and recurring services revenues.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

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

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$10,824	8.73%	$—	—
Third Party - Insurance Note 2	117,552	8.00	17,753	6.24%
Third Party - Insurance Note 3	10,811	—	16,094	—
Third Party - Insurance Note 4	119,875	—	40,728	—
Total	$259,062		$74,575

The Company entered into an agreement on December 23, 2022 with its insurance provider by issuing a $26,484 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 8.73% payable in monthly installments of principal and interest totaling $2,755 through October 23, 2023. The balance of Insurance Note 1 as of June 30, 2023 and December 31, 2022 was $10,824 and 0 zero, respectively.

The Company entered into an agreement on April 15, 2022 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $63,766, secured by that policy with an annual interest rate of 6.24% and payable in 11 monthly installments of principal and interest totaling $5,979. The Company entered into an agreement on April 15, 2023 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $142,734, secured by that policy with an annual interest rate of 8.00% and payable in 11 monthly installments of principal and interest totaling $13,501. At June 30, 2023 and December 31, 2022, the balance of Insurance Note 2 was $117,552 and $17,753, respectively.

The Company entered into an agreement on September 15, 2022 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $24,140. The policy was renewed on February 3, 2023 and payable in 12 monthly installments of $2,012. At June 30, 2023 and December 31, 2022, the balance of Insurance Note 3 was $10,811 and $16,094, respectively.

The Company entered into an agreement on February 3, 2022 with its insurance provider by issuing a note payable for the purchase of an insurance policy in the amount of $242,591 with a down payment paid in the amount of $102,075 in the first quarter of 2022 and ten monthly installments of $20,073. The Company received a refund on September 30, 2022 as result of the annual audit of the policy resulting in the refund being applied to the outstanding amount of $53,175. The policy renewed on February 3, 2023 and, in connection therewith, the Company issued a new note payable (Insurance Note 4) to the insurer in the amount of $293,520; with a down payment paid in the amount of $125,690 and payable in ten monthly installments of $23,976. At June 30, 2023 and December 31, 2022, the balance of Insurance Note 4 was $119,875 and $40,728, respectively.

Equipment Financing

The Company entered into an agreement on May 22, 2020 with an equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At June 30, 2023 and December 31, 2022, the aggregate balance of this note was zero and $22,851, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered into a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021 and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021 and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. Per the contract, on the 18th month, the security deposit is reduced by $50,000. The right of use asset balance at June 30, 2023, net of accumulated amortization, was $4,534,593.

As of June 30, 2023, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 9.0 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Six Months Ended June 30,
	2023	2022
Lease cost:
Operating lease cost	$390,819	$389,813
Short-term lease cost	46,717	17,922

Other information:
Operating cash outflow used for operating leases	316,040	185,000
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	9.0 years	9.9 years

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

As of June 30, 2023, future minimum lease payments due under our operating leases are as follows:

Amount
Calendar year:
2023	$380,829
2024	779,087
2025	798,556
2026	818,518
2027	838,984
Thereafter	4,043,427
Total undiscounted future minimum lease payments	7,659,401
Less: Impact of discounting	(2,500,148)
Total present value of operating lease obligations	5,159,253
Current portion	(769,563
Operating lease obligations, less current portion	$4,389,690

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

In accordance with the Separation Agreement, the Company will pay to Mr. Arcaini the total sum of $747,788. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company will continue to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. The remaining balance of approximately $45,710 as of June 30, 2023 is included in accrued expenses in the accompanying unaudited consolidated balance sheet. In addition, the Company will pay one-half of Mr. Arcaini’s current life insurance premiums for 36 months of approximately $1,200 per month and provide and pay for his health insurance for 36 months following the Separation Date of approximately $400 per month, which are also included in accrued expenses as described above.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of Company, whether voluntary or involuntary (a “Liquidation”), the holders shall be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of June 30, 2023 and December 31, 2022, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

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

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock, and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. In January 2022, the 2,500 outstanding shares of Series C Convertible Preferred Stock were converted into 454,546 shares of common stock. As of June 30, 2023 and December 31, 2022, respectively, there were zero and zero shares of Series C Convertible Preferred Stock issued and outstanding.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

 Series D Convertible Preferred Stock

On September 28, 2022, the Company amended its articles of incorporation to designate 4,000 shares as the Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”). Each share of the Series D Convertible Preferred Stock has a stated value of $1,000. The holders of the Series D Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series D Convertible Preferred Stock has 333 votes (subject to standard anti-dilution adjustment); provided that in no event may a holder of Series D Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series D Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series D Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series D Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series D Preferred Stock elected the 19.99% Beneficial Ownership Limitation. The Company shall, reserve and keep available out of its authorized and unissued Common Stock, solely for the issuance upon the conversion of the Series D Convertible Preferred Stock, such a number of shares of Common Stock as shall from time to time be issuable upon the conversion of all of the shares of the Series D Convertible Preferred Stock then outstanding. Additionally, the Series D Convertible Preferred Stock does not have the right to dividends and in the event of an involuntary liquidation, the Series D shares shall be treated as a pro rata equivalent of common stock outstanding at the date of the liquidation event and have no liquidation preference.

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

On October 29, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain existing investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser purchased 300 shares of the newly authorized Series D Convertible Preferred Stock, and the Company received proceeds of $300,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

In connection with such Purchase Agreements, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company filed with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series D Convertible Preferred Stock are convertible. The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

As of June 30, 2023 and December 31, 2022, respectively, there were 1,299 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding.

Series E Convertible Preferred Stock

The Company’s Board of Directors has designated 30,000 shares as the Series E Convertible Preferred Stock, (the Series E Convertible Preferred Stock). Each share of the Series E Convertible Preferred Stock has a stated value of $1,000. The holders of the Series E Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Preferred Stock has 333 votes (subject to adjustment); provided that in no event may a holder of Series E Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation. Each share of Series E Convertible Preferred Stock is convertible, (which has not yet been granted); at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to standard anti-dilution provisions). The Company shall not effect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series E Convertible Preferred Stock elected the 19.99% Beneficial Ownership Limitation.

The Company on March 27, 2023 entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser purchased 4,000 shares of a newly authorized Series E Convertible Preferred Stock at a price of $1,000 per share, and the Company received proceeds of $4,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

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

In connection with the Series E Preferred Stock issuances, the Company accrued estimated costs and charged additional paid-in capital of $299,145 during the quarter ended March 31, 2023. The actual costs were only $17,645, hence the excess of $281,500 was reversed during the three months ended June 30, 2023.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

Common stock issued

Six Months Ended June 30, 2022

During the six months ended June 30, 2022, shareholders converted 710 and 1,790 shares of Series C Convertible Preferred Stock collectively with a stated value of $2.5 million owned by two entities related to each other with a conversion price of $5.50 per common share resulting in the issuance of 129,091 and 325,455 shares of the Company’s common stock.

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

Six Months Ended June 30, 2023

During the three months ended March 31, 2023, the Company issued 12,463 shares of common stock for payment of board fees to three directors for a value of $32,500 for services to the board which was expensed during the three months ended March 31, 2023. The value of the shares is based on the March 31, 2023 grant date quoted trading price $2.61.

During the three months ended June 30, 2023, the Company issued 5,645 shares of common stock for payment of board fees to three directors for a value of $32,500 for services to the board which was expensed during the three months ended June 30, 2023. The value of the shares is based on the June 30, 2023 grant date quoted trading price of $5.76.

On June 30, 2023, the Company issued 65,561 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $117,048 for the six months ended June 30, 2023 and represented a purchase price of $1.79 per share. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (see below).

Employee Stock Purchase Plan

In the fourth quarter of 2022, the board of directors adopted an Employee Stock Purchase Plan (“ESPP”) which, was effective as of January 1, 2023 with a term of 10 years. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discounted price, through payroll deductions from a minimum of 1% and up to 25% of their eligible compensation up to a maximum of $25,000 or the IRS allowable limit per calendar year. The Company’s Chief Financial Officer administers the ESPP in conjunction with approvals from the Company’s Compensation Committee, including with respect to the frequency and duration of offering periods, the maximum number of shares that an eligible employee may purchase during an offering period, and, subject to certain limitations set forth in the ESPP, the per-share purchase price. Currently, the maximum number of shares that can be purchased by an eligible employee under the ESPP is 10,000 shares per offering period and there are two six-month offering periods that begin in the first and third quarters of each fiscal year. The purchase price for one share of Common Stock under the ESPP is currently equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower, (look-back feature). Although not required by the ESPP, all payroll deductions received or held by the Company under the ESPP, are segregated and deemed as “restricted cash” until the completion of the offering period and redemption of the applicable shares and those withheld amounts are recorded as liabilities. The maximum aggregate number of shares of the Common Stock that may be issued under the ESPP is 1,000,000 shares.

Under ASC 718-50 “Employee Share Purchase Plans” the plan is considered a compensatory plan and the compensation for each six-month offering period is computed based upon the grant date fair value of the estimated shares to be purchased based on the estimated payroll deduction withholdings. The grant date fair value was computed as the sum of (a) 15% purchase discount off of the grant date quoted trading price of the Company’s common stock (b) the fair value of the look-back feature of the Company’s common stock on the grant date which consists of a call option on 85% of a share of common stock and a put option on 15% of a share of common stock.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

The Company computed the fair value of the look-back feature call and put options for January 1, 2023 to June 30, 2023 using a Black Scholes option pricing model using the following assumptions:

June 30, 2023
Grant date share price	$2.10
Grant date exercise price	$1.79
Expected term	0.5 years
Expected volatility	103.4%
Risk-free rate	4.76%
Expected dividend rate	0%

During the offer period, the Company records stock-based compensation pro rata as expense and a credit to additional paid-in capital. The Company issued 65,561 common shares on the option exercise date of June 30, 2023 as follows:

For the six months ended
June 30, 2023
Cash payment received from employee withholdings	$117,048
Stock based compensation expense	66,217
Total charges related to the Employee Stock Purchase Plan	183,265

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2023 and 2022, was $236,527 and $438,809, respectively, for stock options granted to employees. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the grant-date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. At June 30, 2023, the total compensation cost for stock options not yet recognized was $759,331. This cost will be recognized over the remaining vesting term of the options ranging from six months to two- and one-half years.

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

On April 1, 2023, the Board granted to certain key employees an aggregate of 353,117 non-qualified stock options with a strike price of $4.22, a term of 5-years and 3-year vesting period. The options were granted prior to the certificates being issued subject to a pending modification of specific language contained within the option agreement pertaining to certain rights of the holder in the event of a merger or acquisition. The specific language was approved by the shareholders on May 17, 2023 after which the option certificates were issued with the modified language. The specific language had no bearing on the grant date nor on the valuation. Following the approval by the shareholders but prior to issuance of the certificates, one holder resigned from the Company and forfeited 60,000 unvested options leading to a net issuance during the quarter of 293,117 non-qualified stock options. The Company expects to take a charge of $567,569 during the vesting period.

As of June 30, 2023, and December 31, 2022, options to purchase a total of 1,217,775 (net of forfeitures discussed below) shares of common stock and 926,266 shares of common stock were outstanding, respectively. At June 30, 2023, 581,325 options were exercisable. Of the total options issued, 269,658 and 271,266 options were outstanding under the 2016 Equity Incentive Plan, 874,726 and 495,000 were outstanding under the 2021 Plan and a further 160,000 and 160,000 non-plan options to purchase common stock were outstanding as of June 30, 2023 and December 31, 2022, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO in the fourth quarter of 2020.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2021	431,266	$4.98	3.4	$—
Granted	685,000	$6.41	4.0	$—
Forfeited	(190,000)	$6.41	—	$—
Outstanding at December 31, 2022	926,266	$5.74	3.3	$—
Exercisable at December 31, 2022	404,599	$5.02	3.3	$—

Outstanding at December 31, 2022	926,266	$5.74	3.3	$—
Granted	353,117	$4.22	4.76	$—
Exercised/Forfeited/Expired	(61,608)	$4.48	—	$—
Outstanding at June 30, 2023	1,217,775	$5.37	3.3	$—
Exercisable at June 30, 2023	581,325	$5.38	2.4	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

 Warrants

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2021	1,376,466	$8.18	1.9	—
Warrants expired, forfeited, cancelled or exercised	(1,228,875)	—	—	—
Warrants issued	—	—	—	—
Outstanding at December 31, 2022	147,591	$8.63	0.8	—
Exercisable at December 31, 2022	147,591	$8.63	0.8	—

Outstanding at December 31, 2022	147,591	$8.63	0.8	—
Warrants expired, forfeited, cancelled or exercised	(67,500)	—	—	—
Warrants issued	—	—	—	—
Outstanding at June 30, 2023	80,091	$8.53	0.9	—
Exercisable at June 30, 2023	80,091	$8.53	0.9	—

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

At June 30, 2023 and December 31, 2022, contract assets on uncompleted contracts consisted of the following:

	June 30, 2023	December 31, 2022
Cumulative revenues recognized	$8,278,099	$5,934,205
Less: Billings or cash received	(7,271,308)	(5,508,483)
Contract assets	$1,006,791	$425,722

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

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

At June 30, 2023 and December 31, 2022, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	June 30, 2023	December 31, 2022
Billings and/or cash receipts on uncompleted contracts	$972,900	$4,355,470
Less: Cumulative revenues recognized	—	(4,144,018)
Contract liabilities, technology systems	972,900	211,452
Contract liabilities, services and consulting	1,466,740	746,545
Total contract liabilities	$2,439,640	$957,997

Contract liabilities at December 31, 2022 were $957,997; of which $211,452 for technology systems and $456,080 in services and consulting has been recognized as of June 30, 2023

The Company expects to recognize all contract liabilities within 12 months from the respective consolidated balance sheet date.

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

b.	Maintenance and support contracts ranging from one to five years in length

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

 Quantitative:

For the Three Months Ended June 30, 2023

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,537,286	$42,381	$—	$190,392	$1,770,059

Major Goods and Service Lines

Turnkey Projects	$856,942	$13,552	$—	$—	$870,494
Maintenance and Support	680,344	28,829	—	—	709,173
Algorithms	—	—	—	190,392	190,392
	$1,537,286	$42,381	$—	$190,392	$1,770,059

Timing of Revenue Recognition

Goods transferred over time	$856,942	$13,552	$—	$—	$870,494
Services transferred over time	680,344	28,829	—	190,392	899,565
	$1,537,286	$42,381	$—	$190,392	$1,770,059

For the Three Months Ended June 30, 2022

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$3,315,171	$26,697	$38,737	$236,537	$3,617,142

Major Goods and Service Lines

Turnkey Projects	$2,675,426	$—	$18,517	$—	$2,693,943
Maintenance and Support	639,745	26,697	20,220	150,435	837,097
Algorithms	—	—	—	86,102	86,102
	$3,315,171	$26,697	$38,737	$236,537	$3,617,142

Timing of Revenue Recognition

Goods transferred over time	$2,675,426	$—	$18,517	$—	$2,693,943
Goods delivered at point in time	—	—	—	86,102	86,102
Services transferred over time	639,745	26,697	20,220	150,435	837,097
	$3,315,171	$26,697	$38,737	$236,537	$3,617,142

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

 For the Six Months Ended June 30, 2023

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$3,913,735	$71,212	$11,353	$418,047	$4,414,347

Major Goods and Service Lines

Turnkey Projects	$2,684,706	$13,552	$—	$—	$2,698,258
Maintenance and Support	1,229,029	57,660	11,353	—	1,298,042
Algorithms	—	—	—	418,047	418,047
	$3,913,735	$71,212	$11,353	$418,047	$4,414,347

Timing of Revenue Recognition

Goods transferred over time	$2,684,706	$13,552	$—	$—	$2,698,258
Services transferred over time	1,229,029	57,660	11,353	418,047	1,716,089
	$3,913,735	$71,212	$11,353	$418,047	$4,414,347

For the Six Months Ended June 30, 2022

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$4,322,444	$43,997	$190,879	$499,138	$5,056,458

Major Goods and Service Lines

Turnkey Projects	$3,196,081	$(498)	$150,438	$—	$3,346,021
Maintenance and Support	1,126,363	44,495	40,441	281,847	1,493,146
Algorithms	—	—	—	217,291	217,291
	$4,322,444	$43,997	$190,879	$499,138	$5,056,458

Timing of Revenue Recognition

Goods transferred over time	$3,196,081	$(498)	$150,438	$—	$3,346,021
Goods delivered at point in time	—	—	—	217,291	217,291
Services transferred over time	1,126,363	44,495	40,441	281,847	1,493,146
	$4,322,444	$43,997	$190,879	$499,138	$5,056,458

NOTE 7 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the three months ended June 30, 2023, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the three and six months ended June 30, 2023, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $57,104 and $99,345 respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the periods reflected in this report.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

NOTE 9 – SALE OF ASSETS

On June 29, 2023, the Company completed a transaction whereby it sold assets related to its Integrated Correctional Automation System (iCAS) business with a single customer. In the fourth quarter of 2022, the Company elected to not renew a support contract due to the limited nature of the business. The transaction was completed with a third-party buyer of which the Company’s former Chief Financial Officer is a director. Said director did not participate in the transaction on behalf of the Company.

The assets of the iCAS business were sold for a non-interest bearing convertible promissory note with a principal amount of $165,000 with a 10% original issue discount as well as common stock purchase warrants. The note matures in 2 years from the date of sale and is convertible immediately through the later of the maturity date or payment by the borrower of the default amount, as defined in the note, into shares of the buyer’s common stock at a conversion price of $0.003 or 55,000,000 shares. The conversion of the note carries restrictions which include limiting conversion to the extent it would exceed 4.99% of the common stock outstanding of the buyer. The convertible promissory note is subject to standard anti-dilution provisions.

The Common stock purchase warrants are for a total of 55,000,000 common shares of the buyer at an exercise price of $0.01 per share. The warrants are subject to standard anti-dilution provisions. The warrant purchase agreement provides that the Company may not exercise its right to purchase stock until on or after six months from the issuance date and no later than on or before the third anniversary of the issuance date. The Company may cashless exercise this warrant at any time after the six-month anniversary of the issuance date if there is no effective registration statement covering the resale of the Warrant Shares at prevailing market prices by the holder. The exercise of these warrants is subject to beneficial ownership limits of 4.99% which may be increased by the holder up to 9.99% as defined in the warrant contract. Given the shares carry no intrinsic value at the time of the transaction and that the overall fair value is de minimis, the Company has not recorded the warrants associated with the transaction.

The Company recognized a gain on sale of assets of $150,000, which is included in other income.

The discount is being accrued into interest income over the term of the note.

The note receivable was recorded as follows on June 30, 2023:

June 30, 2023
Convertible note receivable	$165,000
Unamortized discount	(14,375)
Convertible note receivable, net	$150,625

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2023 (Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Stock Options Granted

On July 1, 2023, the Company awarded an employee 50,000 non-qualified stock options which have a 5-year term and a 3-year vesting period. The exercise price of these non-qualified stock options was based on the closing price of the common stock on the last trading day prior to grant.

Securities Purchase Agreement

On August 2, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing, accredited investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser purchased 5,000 shares of a newly authorized Series F Convertible Preferred Stock (the “Series F Convertible Preferred Stock”), and the Company received proceeds of $5,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company shall file with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series F Preferred Stock are convertible. Subject to certain conditions, the Company must cause the registration statement to be declared effective by 90 days after closing (or in the event of a full review by the SEC, by 120 days). The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

In July 2023, the Company's Board of Directors designated 5,000 shares as the Series F Convertible Preferred Stock. Each share of the Series F Convertible Preferred Stock has a stated value of $1,000. Each share of Series F Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $6.20 (subject to standard anti-dilution provisions ). The Company shall not affect any conversion of the Series F Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series F Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). Each Purchaser elected the 19.99% Beneficial Ownership Limitation.

The holder of the Series F Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series F Convertible Preferred Stock has 161 votes (subject to adjustment); provided that in no event may a holder of Series F Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation.

 The Purchase Agreement also provides that the Company will not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement) on or prior to December 31, 2023 that entitles any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series F Convertible Preferred Stock without the consent of the Purchaser

The Registration Rights Agreement contains provisions for liquidated damages equal to 1% multiplied by the aggregate subscription amount paid, paid each month, in the event certain deadlines are missed.

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

The Company has developed the Rail Inspection Portal (“RIP”) which provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are in transit. The system, which incorporates a variety of sophisticated optical technologies, illumination and other sensors, scans each passing railcar to create a high-resolution image set from a variety of angles including the undercarriage. These images are then processed through various methods of artificial intelligence algorithms to identify specific defects and/or areas of interest on each railcar. This is all accomplished within seconds of a railcar passing through our portal. We believe this solution has the potential to transform the railroad industry by increasing safety, improving efficiency and reducing costs. The Company has deployed this system with several Class 1 railroad customers and anticipates increased demand from transit and other railroad customers along with selected government agencies that operate and/or manage rail traffic in the future based upon both commercial interest and potential regulatory Government agencies can conduct digital inspections combined with the incorporated artificial intelligence (“AI”) to improve rail traffic flow across borders which also directly benefits the Class 1 railroads through increasing their velocity. The Company’s subscription offering will facilitate safety and efficiency data to other railcar owners and lessors who do not currently benefit from such information.

The Company has also developed the Automated Logistics Information System (“ALIS”) which automates gatehouse operations where transport trucks enter and exit large logistics and intermodal facilities. This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline operations, and significantly improve operations and security and significantly improves the vehicle throughput on each lane on which the technology is deployed. In the future, the Company will expand this offering into a Truck Inspection Portal (TIP) leveraging the same technologies and lessons learned from the implementation of the RIP and ALIS solutions.

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

The Company also developed a proprietary Artificial Intelligence software platform, Truevue360™ with the objective of focusing the Company’s advanced intelligent technologies in the areas of AI, deep machine learning and advanced multi-layered algorithms to further support our solutions. This platform is in use with a number of Class 1 railroads and the Company maintains a growing catalog of Artificial Intelligence “Use Case” detections.

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

The Company’s strategy is to deliver operational and technical excellence to our customers; expand our RIP and ALIS solutions into current and new customers focused in the Rail, Logistics and U.S. Government Sectors; offer both CAPEX and subscription pricing models to customers that increases recurring revenue, grows backlog and improves profitability; responsibly grow the business both organically and through selective acquisitions; and promote a performance-based work force where employees enjoy their work and are incentivized to excel and remain with the Company.

In late 2022, the Company announced it will pursue a subscription platform for the RIPS. Under this new model, the Company will build, own and operate its RIP product and offer the data access for each portal to potential customers. This expansion of the RIP offering would potentially expand the addressable market to other railroads, railcar owners, and car lessors. This shift increases the pool of potential customers by lowering the entry point for the RIP and would reshape the Company’s working capital needs to invest in the construction of a RIP ahead of customer revenue inflows.

Prospects and Outlook

The Company’s focus is to improve operational and technical execution which, we believe, will in turn enable the commercial side of the business to expand RIP and ALIS delivery into existing customers and to expand and diversify our current customer base. Even though the lingering supply chain effects of COVID-19 is expected to still be an issue during the remainder of 2023, the Company’s primary customers have indicated readiness to order more equipment and services should the Company execute as expected on key deliverables. With the Company working toward a subscription platform approach, this will also open up additional commercial avenues to the Company. Historically, the Company has been focused on large, one-time sales with the subscription opportunities representing an expanded addressable market.

Additionally, the Company is making engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA) and Association of American Railroad (AAR) standards. Similar upgrades are also being developed to improve the ALIS system. These upgrades will continue to be released throughout 2023 and are expected to drive revenue growth this year and beyond.

The Company is expanding its focus in the rail industry to encompass passenger transportation and was awarded a large, multi-year contract with a national rail carrier. The Company anticipates that it will manufacture a two-RIP solution for the carrier in 2023 or early 2024, with a long-term services agreement commencing upon delivery of the system.

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

Comparison for the Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended
	June 30,
	2023	2022

Revenues	$1,770,059	$3,617,142
Cost of revenues	1,528,722	2,334,528
Gross margin	241,337	1,282,614
Operating expenses	3,389,587	2,677,089
Loss from operations	(3,148,250)	(1,394,475)
Other income (expense)	158,850	51,803
Net loss	$(2,989,400)	$(1,342,672)

Revenues

	For the Three Months Ended
	June 30,
	2023	2022	% Change
Revenues:
Technology systems	$870,494	$2,780,045	-69%
Services and consulting	899,565	837,097	7%
Total revenues	$1,770,059	$3,617,142	-51%

The decrease in overall revenues for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, is primarily attributed to the delays outside of the Company’s control with ongoing production and manufacturing of our two high-speed Rail Inspection Portals for a passenger transit client, which are recorded in the technology systems portion of our business. During the second quarter of 2022, when these same two high-speed Rail Inspection Portals had only just been awarded and were in the early procurement and design phase, we were also in the advanced stages of manufacturing and installing two additional Rail Inspection Portals for freight railroad customers. Given recent attention and renewed focus around railway safety, the Company remains optimistic about its long-term outlook. We believe the focus on rail safety will prompt additional government oversight on railroads for the implementation of safety systems such as the Company’s RIP product. Additionally, the Company sees opportunities to continue to expand its programs with existing customers during the current year and beyond. In spite of a positive outlook, the noted slowing of the supply chain coupled with a longer commercial cycles or customer delays may result in revenue recognition pushing into 2024. The Company remains focused on revenue and margins performance impacts from inflation and continued supply chain challenges and proactively works to address these issues via customer pricing.

The growth of the services portion of revenues is driven by the successful completion and implementation of artificial intelligence detections and represents services and support for those detections. The growth in services revenue is also bolstered by the phasing in of services and maintenance agreements related to new portals that came online during early 2023. The Company expects growth with new revenue from existing customers, including services revenue as the result of new maintenance contracts being established on installations coming on-line during 2023. The Company also anticipates renewals of existing and backlog contracts and a shift to the next generation of technology systems which are currently being manufactured and expected to be completed during 2023.

Cost of Revenues

	For the Three Months Ended
	June 30,
	2023	2022	% Change
Cost of revenues:
Technology systems	$1,072,106	$1,974,302	-46%
Services and consulting	456,616	360,226	27%
Total cost of revenues	$1,528,722	$2,334,528	-35%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems and support and maintenance of existing systems and software projects.

During the three months ended June 30, 2023, the cost of revenues on technology systems decreased compared to the equivalent period in 2022, in line with the decrease in revenues. This decline in cost is mainly attributed to the Company being in the production and manufacturing phase of our two high-speed Rail Inspection Portals. In contrast, during the second quarter of 2022, the Company had just been awarded the two high-speed Rail Inspection Portals for its passenger transit client and was in the early stages of procuring and allocating material costs to these more expensive and robust transit-oriented RIPs. Additionally, during that time, the Company was still incurring costs related to the manufacturing and installation of additional Rail Inspection Portals for two other Class 1 customers, thereby contributing to the decrease in cost of revenues year-over-year. The Company also continues to face headwinds with supply disruption and cost. While we expect that macro-economic factors will continue to drive prices, the Company continues to manage its costs and, where possible, pass through increased costs to customers in the form of higher prices, although this is not assured.

Cost of revenues on services and consulting slightly increased in the three months ended June 30, 2023 compared to the prior year period. The rise in cost can be attributed to higher labor costs as well as costs associated with new portals coming online during early 2023, as opposed to the corresponding period in 2022.

Gross Margin

	For the Three Months Ended
	June 30,
	2023	2022	% Change

Revenues	$1,770,059	$3,617,142	-51%
Cost of revenues	1,528,722	2,334,528	-35%
Gross margin	$241,337	$1,282,614	-81%

Gross margin decreased for the second quarter of 2023 as compared to the same period in 2022. As noted above, the decrease in margin was a direct result of the timing of business activity in the second quarter of 2023 related to the manufacturing of two high-speed, transit-focused Rail Inspection Portals for one customer. During the second quarter of 2022, these same two high-speed Rail Inspection Portals had just been awarded and were in the early procurement and design phase contributing little in terms of revenue or gross margin. Additionally, during the second quarter of 2022, we were in the advanced stages of manufacturing and installing two freight-oriented Rail Inspection Portals for two customers. The additional freight RIP activity during the second quarter of 2022 resulted in additional revenue and margin compared to the same period in 2023. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Operating Expenses

	For the Three Months Ended
	June 30,
	2023	2022	% Change
Operating expenses:
Sales and marketing	$301,077	$375,986	-20%
Research and development	537,801	530,339	1%
General and administration	2,550,709	1,770,764	44%
Total operating expenses	$3,389,587	$2,677,089	27%

During the three months ended June 30, 2023, the Company experienced a slight increase in overall operating expenses compared to the same period in 2022. Sales and marketing costs saw only marginal decreases, while research and development expenses increased slightly. The largest increase was observed in general and administration costs, which can be primarily attributed to the timing of the Company's awarding of discretionary performance-based compensation that took effect in April 2023. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Loss from Operations

The loss from operations for the three months ended June 30, 2023 and 2022 was $3,148,250 and $1,394,475, respectively. The increase in loss from operations was primarily the result of lower revenues recorded in the quarter as a consequence of delays in going to field for the two high-speed Rail Inspection Portals for a passenger transit client, offset by continued increase in services and consulting revenue.

Other Income/Expense

Other income for the three months ended June 30, 2023 was $162,080 and $54,509 for the comparative period in 2022. Interest expense for the three months ended June 30, 2023 was $3,230 and $2,706 for the comparative period in 2022.

Net Loss

The net loss for the three months ended June 30, 2023 and 2022 was $2,989,400 and $1,342,672, respectively. The 123% increase in net loss was mostly attributed to the decrease in revenues as described above from timing delays along with growing expenses. Net loss per common share was $0.42 and $0.22 for the three months ended June 30, 2023 and 2022, respectively.

Comparison for the Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Six Months Ended
	June 30,
	2023	2022

Revenues	$4,414,347	$5,056,458
Cost of revenues	3,635,838	3,551,778
Gross margin	778,509	1,504,680
Operating expenses	6,073,557	5,540,773
Loss from operations	(5,295,048)	(4,036,093)
Other income (expense)	161,965	48,805
Net loss	$(5,133,083)	$(3,987,288)

Revenues

	For the Six Months Ended
	June 30,
	2023	2022	% Change
Revenues:
Technology systems	$2,698,258	$3,563,314	-24%
Services and consulting	1,716,089	1,493,144	15%
Total revenues	$4,414,347	$5,056,458	-13%

The decrease in overall revenues for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, is primarily attributed to delays outside of the Company’s control with ongoing production and manufacturing of our two high-speed Rail Inspection Portals for a passenger transit client, which are recorded in the technology systems portion of our business. During the second quarter of 2022, when these same two high-speed Rail Inspection Portals had only just been awarded and were in the early procurement and design phase, we were also in the advanced stages of manufacturing and installing two additional Rail Inspection Portals. We expect timing to continue to be a challenge through 2023, although supply chain issues have continued to extend deadlines for shipment of key components used in our technology systems and continue to pose a risk to the timing of revenue recognition. Given recent attention and renewed focus around railway safety, the Company remains optimistic about its long-term outlook. We believe the focus on rail safety will prompt additional government oversight on railroads for the implementation of safety systems such as the Company’s RIP product. Additionally, the Company sees opportunities to continue to expand its programs with existing customers during the current year and beyond. In spite of a positive outlook, the noted slowing of the supply chain coupled with a longer commercial cycle may result in revenue recognition pushing into 2024. The Company remains focused on revenue and margins performance impacts from inflation and continued supply chain challenges and proactively works to address these issues via customer pricing.

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

Cost of Revenues

	For the Six Months Ended
	June 30,
	2023	2022	% Change
Cost of revenues:
Technology systems	$2,839,315	$2,839,790	0%
Services and consulting	796,523	711,988	12%
Total cost of revenues	$3,635,838	$3,551,778	2%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems and support and maintenance of existing systems and software projects.

Cost of revenues on technology systems remained flat during the six months ended June 30, 2023 over the equivalent period in 2022. In the second quarter of 2022, the Company was awarded two high-speed Rail Inspection Portals for its passenger transit client and by the second quarter of 2023 has phased into the manufacture of these two more expensive and more robust transit-oriented RIPs. By comparison, during the second quarter ended June 30, 2022, the Company had only begun to procure the components for, and the manufacturing of, these two transit-oriented RIPs, but were also in the advanced stages of manufacturing and installing two additional freight-oriented RIPS, thereby resulting in flat year-over-year cost of revenues. The Company also continues to face headwinds with supply disruption and cost. While we expect that macro-economic factors will continue to drive prices, the Company continues to manage its costs and, where possible, pass through increased costs to customers in the form of higher prices, although this is not assured. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Cost of revenues on services and consulting slightly increased in the six months ended June 30, 2023 compared to the prior year period. The marginal rise in cost can be attributed to higher labor costs as well as costs associated with new portals that came online during early 2023, as opposed to the corresponding period in 2022.

Gross Margin

	For the Six Months Ended
	June 30,
	2023	2022	% Change

Revenues	$4,414,347	$5,056,458	-13%
Cost of revenues	3,635,838	3,551,778	2%
Gross margin	$778,509	$1,504,680	-48%

Gross margin decreased for the six months ended on June 30, 2023 as compared to the same period in 2022. As noted above, the decrease in margin was a direct result of the timing of business activity in the second quarter of 2023 related to the manufacturing of two high-speed, transit-focused Rail Inspection Portals for one customer. During the second quarter of 2022, these same two high-speed Rail Inspection Portals had just been awarded and were in the early procurement and design phase, we were also in the advanced stages of manufacturing and installing two additional freight-oriented Rail Inspection Portals for two customers resulting in additional revenue and margin compared to the same period in 2023. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Operating Expenses

	For the Six Months Ended
	June 30,
	2023	2022	% Change
Operating expenses:
Sales and marketing	$608,654	$659,880	-8%
Research and development	942,686	967,056	-3%
General and administration	4,522,217	3,913,837	16%
Total operating expenses	$6,073,557	$5,540,773	10%

During the six months ended June 30, 2023, overall operating expenses experienced a slight increase compared to the equivalent period in 2022. The Company managed to maintain its costs for sales and marketing, and research and development at a consistent level, while observing a slight rise in general and administration costs. This increase can be primarily attributed to the timing of performance-based bonuses awarded in 2023 compared to the same period in 2022. Despite these changes, the Company remains committed to stabilizing operating expenses while meeting the increased needs of our customers.

Loss from Operations

The loss from operations for the six months ended June 30, 2023 and 2022 was $5,295,048 and $4,036,093, respectively. The increase in loss from operations was primarily the result of lower revenues recorded in the six months as a consequence of delays in going to field for the two high-speed Rail Inspection Portals for a passenger transit client, offset by continued increase in services and consulting revenue.

Other Income/Expense

Other income for the six months ended June 30, 2023 was $166,375 and $54,691 for the comparative period in 2022. Interest expense for the six months ended June 30, 2023 was $4,410 and $5,886 for the comparative period in 2022.

Net Loss

The net loss for the six months ended June 30, 2023 and 2022 was $5,133,083 and $3,987,288, respectively. The 29% increase in net loss was mostly attributed to the decrease in revenues as described above along with growing expenses. Net loss per common share was $0.72 and $0.70 for the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of June 30, 2023, the Company has a working capital surplus of $1,256,808 and the Company had a net loss of $5,133,083 for the six months ended June 30, 2023.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(1,923,071)	$287,784
Net cash used in investing activities	(548,360)	(169,209)
Net cash provided by financing activities	3,802,587	5,256,134
Net increase in cash	$1,331,156	$5,374,709

Net cash (used in) provided by operating activities for the six months ended June 30, 2023 and 2022 was $(1,923,071) and $287,784, respectively. The increase in net cash used in operating activities for the six months ended June 30, 2023 was the result of cash outflows to procure necessary materials and overall sales, general and administrative expenses offset by cash inflows from milestone payments related to current projects. In addition, there are several changes in assets and liabilities compared to the previous period that increase the use of cash in operating activities, notably the change in contract liabilities due to the timing of project invoicing milestones and cash receipts.

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $548,360 and $169,209, respectively, representing an increase in the purchase of various fixed assets for computer equipment and product and software development.

Net cash provided by financing activities for the six months ended June 30, 2023, and 2022 was $3,802,587 and $5,256,134, respectively. Cash flows provided by financing activities during the first six months of 2023 were primarily attributable to net proceeds of approximately $4,000,000 from issuances of Series E Convertible Preferred Stock. Cash flows from financing activities during the first six months of 2022 were primarily attributable to the issuance of common stock for $6,095,000 of gross proceeds.

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,133,083 for the six months ended June 30, 2023. During the same period, cash used in operating activities was $1,923,071. The working capital surplus and accumulated deficit as of June 30, 2023, were $1,256,808 and $57,494,917, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offering and private placements which were completed during the second, third and fourth quarters of 2022 as well as the first and third quarters of 2023.

The Company was successful during 2022 in raising gross proceeds of over $10,100,000 from the sale of both common shares and Series D Preferred Stock. Additionally, late in the second quarter of 2023, the Company raised gross proceeds of $4,000,000 from the issuance of Series E Preferred Stock. In August 2023, the Company was successful in raising gross proceeds of $5,000,000 from the sale of Series F Convertible Preferred Stock. Additionally, during the second quarter of 2023, the Company renewed its S-3 “shelf registration” statement allowing the Company to sell additional common shares. At the time of this filing, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) continue to affect our operations, particularly in our supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the ongoing supply chain delays or inflationary increases and their effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the date of this report.

In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, as described above, it will have sufficient sources of working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen growth in its contracted backlog as well as positive signs from new commercial engagements that indicate improvements in future commercial opportunities for both one-time capital and recurring services revenues.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the allowance on accounts receivable, and notes receivable, valuation common stock warrants received in exchange for an asset sale, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt, and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as that term is defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023, which is the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective as of June 30, 2023 due to the material weakness in internal control over financial reporting described in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

Subsequent Actions Taken in Planned Remediation Activities

At the date of this filing, the Company has undertaken several actions to address the remediation efforts noted above. The Company will continue to monitor and action resources on the planned remediation activities across the remainder of 2023. Key activities undertaken to date include:

•	Retained an outside technical accounting consultant to review, document and assess internal processes and policies and advise on best practices;
•	Hired additional accounting resources to bolster review and segregation of duties focused primarily on cash management, payables and improved account reconciliation processes;
•	Paired internal IT resources with external subject matter experts to improve functionality and reporting from existing enterprise software; and
•·	Instituted a workflow process with operational teams to appropriately capture contract modifications and subsequent impact to revenues.

Changes in Internal Control over Financial Reporting

Except for actions taken under the Remediation Plan described above in this Part I, Item 4,there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DUOS TECHNOLOGIES GROUP, INC.
Date: August 14, 2023	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: August 14, 2023	By:	/s/ Andrew W. Murphy
Andrew W. Murphy Chief Financial Officer

