Form 10-Q
period 2023-09-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2023-11-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 10, 2023, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 7,247,131.

SIGNATURES	48

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,266,916	$1,121,092
Accounts receivable, net	258,874	3,418,263
Contract assets	1,346,731	425,722
Inventory	1,525,913	1,428,360
Prepaid expenses and other current assets	355,978	441,320

Total Current Assets	6,754,412	6,834,757

Property and equipment, net	555,485	629,490
Operating lease right of use asset	4,454,714	4,689,931
Security deposit	550,000	600,000

OTHER ASSETS:
Note receivable, net	151,875	—
Patents and trademarks, net	121,051	69,733
Software development costs, net	793,618	265,208
Total Other Assets	1,066,544	334,941

TOTAL ASSETS	$13,381,155	$13,089,119

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$619,765	$2,290,390
Notes payable - financing agreements	137,816	74,575
Accrued expenses	275,277	453,023
Equipment financing payable-current portion	—	22,851
Operating lease obligations-current portion	774,306	696,869
Contract liabilities	1,588,928	957,997

Total Current Liabilities	3,396,092	4,495,705

Operating lease obligations, less current portion	4,310,853	4,542,943

Total Liabilities	7,706,945	9,038,648

Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,441,000 shares available to be designated	—	—
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 and 0 issued and outstanding at September 30, 2023 and December 31, 2022, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at September 30, 2023 and December 31, 2022, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at September 30, 2023 and December 31, 2022, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 1,299 and 1,299 issued and outstanding at September 30, 2023 and December 31, 2022, respectively, convertible into common stock at $3 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 4,000 and 0 issued and outstanding at September 30, 2023 and December 31, 2022, respectively, convertible into common stock at $3 per share	4	—
Series F convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 5,000 and 0 issued and outstanding at September 30, 2023 and December 31, 2022, respectively, convertible into common stock at $6.20 per share	5	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 7,248,455 and 7,156,856 shares issued, 7,247,131 and 7,155,552 shares outstanding at September 30, 2023 and December 31, 2022, respectively	7,248	7,156
Additional paid-in-capital	66,267,057	56,562,600
Accumulated deficit	(60,442,653)	(52,361,834)
Sub-total	5,831,662	4,207,923
Less: Treasury stock (1,324 shares of common stock at September 30, 2023 and December 31, 2022)	(157,452)	(157,452)
Total Stockholders' Equity	5,674,210	4,050,471

Total Liabilities and Stockholders' Equity	$13,381,155	$13,089,119

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

REVENUES:
Technology systems	$705,849	$2,709,899	$3,404,107	$6,273,213
Services and consulting	825,074	1,312,339	2,541,163	2,805,483

Total Revenues	1,530,923	4,022,238	5,945,270	9,078,696

COST OF REVENUES:
Technology systems	883,836	2,176,761	3,723,151	5,016,551
Services and consulting	420,499	745,925	1,217,022	1,457,913

Total Cost of Revenues	1,304,335	2,922,686	4,940,173	6,474,464

GROSS MARGIN	226,588	1,099,552	1,005,097	2,604,232

OPERATING EXPENSES:
Sales and marketing	353,386	297,057	962,040	956,937
Research and development	450,006	329,424	1,392,692	1,296,480
General and administration	2,394,173	2,342,089	6,916,390	6,255,926

Total Operating Expenses	3,197,565	2,968,570	9,271,122	8,509,343

LOSS FROM OPERATIONS	(2,970,977)	(1,869,018)	(8,266,025)	(5,905,111)

OTHER INCOME (EXPENSES):
Interest expense	(1,406)	(2,057)	(5,816)	(7,943)
Other income, net	24,647	(53,993)	191,022	698

Total Other Income (Expenses)	23,241	(56,050)	185,206	(7,245)

NET LOSS	$(2,947,736)	$(1,925,068)	$(8,080,819)	$(5,912,356)

Basic and Diluted Net Loss Per Share	$(0.41)	$(0.30)	$(1.12)	$(1.01)

Weighted Average Shares-Basic and Diluted	7,240,632	6,450,180	7,189,256	5,859,375

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Preferred Stock F		Common Stock		Additional Paid-in-	Accumulated	Treasury
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Stock	Total

Balance December 31, 2022	—	$—	—	$—	1,299	$1	—	$—	—	$—	7,156,876	$7,156	$56,562,600	$(52,361,834)	$(157,452)	$4,050,471

Series E preferred stock issued	—	—	—	—	—	—	4,000	4	—	—	—	—	3,999,996	—	—	4,000,000

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	75,128	—	—	75,128

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(299,145)	—	—	(299,145)

Stock issued for services	—	—	—	—	—	—	—	—	—	—	12,463	12	32,488	—	—	32,500

Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,143,683)	—	(2,143,683)

Balance March 31, 2023	—	$—	—	$—	1,299	$1	4,000	$4	—	$—	7,169,339	$7,168	$60,371,067	$(54,505,517)	$(157,452)	$5,715,271

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	161,399	—	—	161,399

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	281,500	—	—	281,500

Stock issued for services	—	—	—	—	—	—	—	—	—	—	5,645	6	32,494	—	—	32,500

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	—	—	—	—	—	—	65,561	66	183,199	—	—	183,265

Net loss for the three months ended June 30, 2023	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,989,400)	—	(2,989,400)

Balance June 30, 2023	—	$—	—	$—	1,299	$1.00	4,000	$4.00	—	$—	7,240,545	$7,240	$61,029,659	$(57,494,917)	$(157,452)	$3,384,535

Series F preferred stock issued	—	—	—	—	—	—	—	—	5,000	5	—	—	4,999,995	—	—	5,000,000

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	164,118	—	—	164,118

Stock issued for services	—	—	—	—	—	—	—	—	—	—	7,910	8	40,557	—	—	40,565

Stock compensation under ESPP	—	—	—	—	—	—	—	—	—	—	—	—	32,728	—	—	32,728

Net loss for the three months ended September 30, 2023	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,947,736)	—	(2,947,736)

Balance September 30, 2023	—	$—	—	$—	1,299	$1	4,000	$4	5,000	$5	7,248,455	$7,248	$66,267,057	$(60,442,653)	$(157,452)	$5,674,210

Balance December 31, 2021	851	$1	2,500	$2	—	$—	—	$—	—	$—	4,111,047	$4,111	$46,431,874	$(45,497,051)	$(157,452)	$781,485

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	250,577	—	—	250,577

Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	1,523,750	1,524	6,093,476	—	—	6,095,000

Series C preferred stock converted to common stock	—	—	(2,500)	(2)	—	—	—	—	—	—	454,546	455	(453)	—	—	—

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(576,650)	—	—	(576,650)

Stock issued for services	—	—	—	—	—	—	—	—	—	—	7,198	7	39,993	—	—	40,000

Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,644,616)	—	(2,644,616)

Balance March 31, 2022	851	$1	—	$—	—	$—	—	$—	—	$—	6,096,541	$6,097	$52,238,817	$(48,141,667)	$(157,452)	$3,945,796

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	$—	$188,232	$—	$—	188,232

Stock issued for services	—	—	—	—	—	—	—	—	—	—	10,668	10	39,990	—	—	40,000

Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,342,672)	—	(1,342,672)

Balance June 30, 2022	851	$1	—	$—	—	$—	—	$—	—	$—	6,107,209	$6,107	$52,467,039	$(49,484,339)	$(157,452)	$2,831,356

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—		153,367	—	—	153,367

Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	818,335	818	2,454,185	—	—	2,455,003

Series B preferred stock converted to common stock	(851)	(1)	—	—	—	—	—	—	—	—	121,572	122	(121)	—	—	—

Series D preferred stock issued for cash	—	—	—	—	999	1	—	—	—	—	—	—	998,999	—	—	999,000

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(260,816)	—	—	(260,816)

Stock issued for services	—	—	—	—	—	—	—	—	—	—	9,758	10	39,990	—	—	40,000

Net loss for the three months ended September 30, 2022	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,925,068)	—	(1,925,068)

Balance September 30, 2022	—	$—	—	$—	999	$1	—	$—	—	$—	7,056,874	$7,057	$55,852,643	$(51,409,407)	$(157,452)	$4,292,842

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022

Cash from operating activities:
Net loss	$(8,080,819)	$(5,912,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393,057	225,825
Stock based compensation	499,590	592,177
Stock issued for services	105,565	120,000
Amortization of operating lease right of use asset	235,217	198,790
Changes in assets and liabilities:
Accounts receivable	3,159,389	(454,431)
Note receivable	(151,875)	—
Contract assets	(921,009)	(820,938)
Inventory	(97,552)	(395,787)
Security deposit	50,000	—
Prepaid expenses and other current assets	543,793	15,539
Accounts payable	(1,670,625)	605,129
Accrued expenses	(178,081)	(136,180)
Operating lease obligation	(154,653)	60,668
Contract liabilities	630,931	2,051,109

Net cash used in operating activities	(5,637,072)	(3,850,455)

Cash flows from investing activities:
Purchase of patents/trademarks	(58,208)	(17,490)
Purchase of software development	(640,609)	(87,700)
Purchase of fixed assets	(199,618)	(311,327)

Net cash used in investing activities	(898,435)	(416,517)

Cash flows from financing activities:
Repayments of insurance and equipment financing	(395,221)	(303,492)
Repayment of finance lease	(22,851)	(69,325)
Proceeds from common stock issued	—	8,550,002
Stock issuance cost	(17,645)	(837,467)
Proceeds from shares issued under Employee Stock Purchase Plan	117,048	—
Proceeds from preferred stock issued	9,000,000	999,000

Net cash provided by financing activities	8,681,331	8,338,718

Net increase in cash	2,145,824	4,071,746
Cash, beginning of period	1,121,092	893,720
Cash, end of period	$3,266,916	$4,965,466

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,816	$8,045
Taxes paid	$—	$1,264

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$458,452	$353,244

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

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

The Company is the inventor of the Railcar Inspection Portal (RIP) and is currently the rail industry leader for machine vision/camera wayside detection systems that include the use of Artificial Intelligence at speeds up to 125 mph. The RIP inspects a train at full speed from the top, sides, and bottom looking at FRA/AAR mandated safety inspection points. The system also detects illegal riders that assists law enforcement agencies. Each rail car is scanned with machine vision cameras and other sensors from the top, sides, and bottom and images are produced within seconds of passing that can be used by the customer to help prevent derailments, improve maintenance operations, and assist with security. The Company self-performs all aspects of hardware, software, IT, and Artificial Intelligence development and engineering and holds several patents and maintains significant intellectual property. The Company also has a proprietary portfolio of over 40 Artificial Intelligence “Use Cases” that automatically flag defects. The Company has deployed this system with several Class 1 and passenger customers and anticipates an increased demand in the future from rail operators, car owners, shippers, and law enforcement agencies.

The Company has also developed the Automated Logistics Information System (ALIS) which automates gatehouse operations where trucks enter and exit large logistics and intermodal facilities. This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline operations and significantly improve operations and security and, importantly, dramatically improves throughput on each lane on which the technology is deployed. The Company expects to deploy an upgraded Truck Inspection Portal (TIP) which uses the same technology and lessons learned from the ALIS and RIP systems.

The Company’s strategy is to expand our existing customer base in the Class 1, short line, and passenger space in North America; expand our subscription offering to car owners and shippers; and expand operations to meet the demand from international customers. The Company has prepared to respond and scale if necessary to react to increased demand from potential regulations that may be imposed around wayside detection technology. In the future the Company may put more emphasis on the trucking and intermodal sector with an updated Truck Inspection Portal solution. The Company continues to focus on operational and technical excellence, customer satisfaction, and maintaining a highly skilled and performance-based work force.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of September 30, 2023, the balance in one financial institution exceeded federally insured limits by approximately $2,768,466. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2023, two customers accounted for 55% and 29% of revenues. For the nine months ended September 30, 2022, four customers accounted for 25%, 21%, 19% and 19% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a Railcar Inspection Portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

At September 30, 2023, three customers accounted for 52%, 25%, and 14% of accounts receivable. At December 31, 2022, four customers accounted for 34%, 31%, 19% and 10% of accounts receivable. Much of the credit risk is mitigated since all the customers listed here are Class 1 railroads with a history of timely payments to us.

Geographic Concentration

For the nine months ended September 30, 2023, approximately 37% of revenue was generated from three customers outside of the United States. For the nine months ended September 30, 2022, approximately 54% of revenue was generated from four customers outside of the United States. These customers are Canadian and Mexican, and, for the nine months ended September 30, 2023, two of the three are Class 1 railroads operating in the United States.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

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

Inventory

Inventory consists primarily of spare parts and consumables and long lead time components to be used in the production of our technology systems or in connection with maintenance agreements with customers. Any inventory deemed to be obsolete is written off. Inventory is stated at the lower of cost or net realizable value. Inventory cost is primarily determined using the weighted average cost method.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

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

Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred. Costs include direct material, direct labor, subcontract labor and other allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “contract assets”. Any billings of customers more than recognized revenues are recorded as a liability in “contract liabilities”. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined to be both probable and reasonably estimable.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

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

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise or conversion of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

At September 30, 2023, there were (i) an aggregate of 80,091 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 1,217,775 shares of common stock, (iii) 433,000 common shares issuable upon conversion of Series D Convertible Preferred Stock, (iv) 1,333,334 common shares issuable upon conversion of Series E Convertible Preferred Stock, and (v) 806,452 common shares issuable upon conversion of Series F Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

At September 30, 2022, there were (i) an aggregate of 1,376,466 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 926,266 shares of common stock and (iii) 333,000 common shares issuable upon conversion of Series D Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

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

NOTE 2 – LIQUIDITY

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $8,080,819 for the nine months ended September 30, 2023. During the same period, cash used in operating activities was $5,637,072. The working capital surplus and accumulated deficit as of September 30, 2023, were $3,358,320 and $60,442,653, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to underwritten offerings and private placements which were completed during the second, third and fourth quarters of 2022 as well as the first and third quarters of 2023.

The Company was successful during 2022 in raising gross proceeds of over $10,100,000 from the sale of both common shares and Series D Preferred Stock. Additionally, late in the first quarter of 2023, the Company raised gross proceeds of $4,000,000 from the issuance of Series E Preferred Stock. In August 2023, the Company was successful in raising gross proceeds of $5,000,000 from the sale of Series F Convertible Preferred Stock. The Company was also successful in raising a further $2,500,000 from the sale of additional Series E Convertible Preferred Stock during November 2023. During the second quarter of 2023, the Company renewed its S-3 “shelf registration” statement allowing the Company to sell multiple forms of securities in addition to common shares. At the time of this filing, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business. Additionally, the Company has capacity on Series D and Series E to bolster liquidity, if needed, via private placements. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) continue to affect our operations, particularly in our supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the ongoing supply chain delays or inflationary increases and their effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand, forthcoming with ongoing business or available via the capital markets to maintain operations for at least twelve months from the date of this report.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

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

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, proactive management of our existing contracts, recent stock offerings and private placements as well as the availability to raise capital via our shelf registration indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months from the issuance date of this report. We continue executing the plan to grow our business and achieve profitability. The Company may selectively look at opportunities for fund raising in the future. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2022 and will continue in 2023 and beyond. As a result, we expect to generate sufficient revenue and to attain profitable operations with less net cash used in operating activities in approximately the next twelve months. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$2,736	8.73%	$—	—
Third Party - Insurance Note 2	79,146	8.00%	17,753	6.24%
Third Party - Insurance Note 3	8,045	—	16,094	—
Third Party - Insurance Note 4	47,889	—	40,728	—
Total	$137,816		$74,575

The Company entered into an agreement on December 23, 2022 with its insurance provider by issuing a $26,484 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 8.73% payable in monthly installments of principal and interest totaling $2,755 through October 23, 2023. The balance of Insurance Note 1 as of September 30, 2023 and December 31, 2022 was $2,736 and zero, respectively.

The Company entered into an agreement on April 15, 2022 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $63,766, secured by that policy with an annual interest rate of 6.24% and payable in 11 monthly installments of principal and interest totaling $5,979. The Company entered into an agreement on April 15, 2023 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $142,734, secured by that policy with an annual interest rate of 8.00% and payable in 11 monthly installments of principal and interest totaling $13,501. At September 30, 2023 and December 31, 2022, the balance of Insurance Note 2 was $79,146 and $17,753, respectively.

The Company entered into an agreement on September 15, 2022 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $24,140. The policy was renewed on February 3, 2023 and is payable in 12 monthly installments of $2,012. At September 30, 2023 and December 31, 2022, the balance of Insurance Note 3 was $8,045 and $16,094, respectively.

The Company entered into an agreement on February 3, 2022 with its insurance provider by issuing a note payable for the purchase of an insurance policy in the amount of $242,591 with a down payment paid in the amount of $102,075 in the first quarter of 2022 and ten monthly installments of $20,073. The Company received a refund on September 30, 2022 as a result of the annual audit of the policy resulting in the refund being applied to the outstanding amount of $53,175. The policy renewed on February 3, 2023 and, in connection therewith, the Company issued a new note payable (Insurance Note 4) to the insurer in the amount of $293,520; with a down payment paid in the amount of $125,690 and payable in ten monthly installments of $23,976. At September 30, 2023 and December 31, 2022, the balance of Insurance Note 4 was $47,889 and $40,728, respectively.

Equipment Financing

The Company entered into an agreement on May 22, 2020 with an equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At September 30, 2023 and December 31, 2022, the aggregate balance of this note was zero and $22,851, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered into a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021 and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021 and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104   at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. Per the contract, on the 18th month, the security deposit was reduced by $50,000. The right of use asset balance at September 30, 2023, net of accumulated amortization, was $4,454,714.

As of September 30, 2023, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 8.8 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Nine Months Ended September 30,
	2023	2022
Lease cost:
Operating lease cost	$586,228	$582,989
Short-term lease cost	$56,052	$26,127

Other information:
Operating cash outflow used for operating leases	$505,664	$323,750
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	8.6 years	9.6 years

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

As of September 30, 2023, future minimum lease payments due under our operating leases are as follows:

Amount
Calendar year:
2023	$191,205
2024	779,087
2025	798,556
2026	818,518
2027	838,984
Thereafter	4,043,427
Total undiscounted future minimum lease payments	7,469,777
Less: Impact of discounting	(2,384,618)
Total present value of operating lease obligations	5,085,159
Current portion	(774,306)
Operating lease obligations, less current portion	$4,310,853

Executive Severance Agreement

Pursuant to a separation agreement with Gianni Arcaini, our former Chief Executive Officer and Chairman of the Board (the “Separation Agreement”), Mr. Arcaini’s employment with the Company ended on September 1, 2020 (“Separation Date”). The Separation Agreement provided that he would receive separation payments over a 36-month period equal to his base salary plus $75,000 as well as certain limited health and life insurance benefits. The Separation Agreement also contained confidentiality, non-disparagement and non-solicitation covenants and a release of claims by Mr. Arcaini.

In accordance with the Separation Agreement, the Company paid to Mr. Arcaini the total sum of $747,788. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company continued to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. The remaining balance included in accrued expenses in the accompanying unaudited consolidated balance sheet is zero as of September 30, 2023.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we shall not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such exercise. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of Company, whether voluntary or involuntary (a “Liquidation”), the holders shall be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of September 30, 2023 and December 31, 2022, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

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

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock, and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. In January 2022, the 2,500 outstanding shares of Series C Convertible Preferred Stock were converted into 454,546 shares of common stock. As of September 30, 2023 and December 31, 2022, respectively, there were zero and zero shares of Series C Convertible Preferred Stock issued and outstanding.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

Series D Convertible Preferred Stock

On September 28, 2022, the Company amended its articles of incorporation to designate 4,000 shares as the Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”). Each share of the Series D Convertible Preferred Stock has a stated value of $1,000. The holders of the Series D Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series D Convertible Preferred Stock has 333 votes (subject to standard anti-dilution adjustment); provided that in no event may a holder of Series D Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series D Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series D Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series D Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series D Preferred Stock elected the 19.99% Beneficial Ownership Limitation. The Company shall reserve and keep available out of its authorized and unissued Common Stock, solely for the issuance upon the conversion of the Series D Convertible Preferred Stock, such a number of shares of Common Stock as shall from time to time be issuable upon the conversion of all of the shares of the Series D Convertible Preferred Stock then outstanding. Additionally, the Series D Convertible Preferred Stock does not have the right to dividends and in the event of an involuntary liquidation, the Series D shares shall be treated as a pro rata equivalent of common stock outstanding at the date of the liquidation event and have no liquidation preference.

On September 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 999 shares of the newly authorized Series D Convertible Preferred Stock, and the Company received proceeds of $999,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

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

As of September 30, 2023 and December 31, 2022, respectively, there were 1,299 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding.

Series E Convertible Preferred Stock

The Company’s Board of Directors has designated 30,000 shares as the Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock”). Each share of the Series E Convertible Preferred Stock has a stated value of $1,000. The holders of the Series E Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Preferred Stock has 333 votes (subject to adjustment); provided that in no event may a holder of Series E Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation. Each share of Series E Convertible Preferred Stock is convertible, subject to shareholder approval (which has not yet been granted); at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series E Convertible Preferred Stock elected the 19.99% Beneficial Ownership Limitation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

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

The existing investor’s Purchase Agreement also provides that the Company will not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement) on or prior to December 31, 2023 that entitles any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Convertible Preferred Stock without the consent of the Purchaser.

As of September 30, 2023 and December 31, 2022, respectively, there were 4,000 and 0 shares of Series E Convertible Preferred Stock issued and outstanding.

In connection with the Series E Convertible Preferred Stock issuance, the Company accrued estimated costs and charged additional paid-in capital of $299,145 during the quarter ended March 31, 2023. The actual costs were only $17,645, hence the excess of $281,500 was reversed during the quarter ended June 30, 2023.

Series F Convertible Preferred Stock

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

The Company's Board of Directors designated 5,000 shares as the Series F Preferred Stock. Each share of Series F Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the beneficial ownership limitation described below) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $6.20 (subject to adjustment). The Company, however, shall not effect any conversion of the Series F Preferred Stock, and the holder shall not have the right to convert any portion of the Series F Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion. The purchasers of the Series F Preferred Stock have elected that their ownership limitation will be 19.99%.

The holders of the Series F Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series F Preferred Stock has 161 votes (subject to adjustment); provided that in no event may a holder of Series F Preferred Stock be entitled to vote a number of shares in excess of such holder’s ownership limitation.

The Company also agreed that it will not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement relating to the Series F Preferred Stock) on or prior to December 31, 2023 that entitles any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series F Preferred Stock without the consent of the holders.

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

As of September 30, 2023 and December 31, 2022, respectively, there were 5,000 and 0 shares of Series F Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

Common stock issued

Nine Months Ended September 30, 2022

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

Nine Months Ended September 30, 2023

On March 31, 2023, the Company issued 12,463 shares of common stock for payment of board fees to three directors for a value of $32,500 for services to the board which was expensed during the three months ended March 31, 2023. The value of the shares is based on the March 31, 2023 grant date quoted trading price of $2.61.

On June 30, 2023, the Company issued 5,645 shares of common stock for payment of board fees to three directors for a value of $32,500 for services to the board which was expensed during the three months ended June 30, 2023. The value of the shares is based on the June 30, 2023 grant date quoted trading price of $5.76.

On June 30, 2023, the Company issued 65,561 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $117,048 for the six months ended June 30, 2023 and represented a purchase price of $1.79 per share. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (see below). For the three months ended September 30, 2023, the Company has an accrued liability of $72,801 of employee contributions for the ESPP which may convert to shares of common stock upon the close of the offering period open from July 1, 2023 to December 31, 2023.

The Company issued 7,910 shares of common stock for payment of board fees to four directors for a value of $40,565 for services to the board which was expensed during the three months ended September 30, 2023. The value of the shares is based on the September 29, 2023 grant date quoted trading price of $5.13.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

Employee Stock Purchase Plan

In the fourth quarter of 2022, the board of directors adopted an Employee Stock Purchase Plan (“ESPP”) which, was effective as of January 1, 2023 with a term of 10 years. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discounted price, through payroll deductions from a minimum of 1% and up to 25% of their eligible compensation up to a maximum of $25,000 or the IRS allowable limit per calendar year. The Company’s Chief Financial Officer administers the ESPP in conjunction with approvals from the Company’s Compensation Committee, including with respect to the frequency and duration of offering periods, the maximum number of shares that an eligible employee may purchase during an offering period, and, subject to certain limitations set forth in the ESPP, the per-share purchase price. Currently, the maximum number of shares that can be purchased by an eligible employee under the ESPP is 10,000 shares per offering period and there are two six-month offering periods that begin in the first and third quarters of each fiscal year. The purchase price for one share of Common Stock under the ESPP is currently equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (look-back feature). Although not required by the ESPP, all payroll deductions received or held by the Company under the ESPP are segregated and deemed as “restricted cash” until the completion of the offering period and redemption of the applicable shares and those withheld amounts are recorded as liabilities. The ESPP employee contribution for the three months ended September 30, 2023 is 2% of total cash and is not deemed material, therefore it is not presented separately on the Balance Sheet as “restricted cash”. The maximum aggregate number of shares of the Common Stock that may be issued under the ESPP is 1,000,000 shares.

Under ASC 718-50 “Employee Share Purchase Plans” the plan is considered a compensatory plan and the compensation for each six-month offering period is computed based upon the grant date fair value of the estimated shares to be purchased based on the estimated payroll deduction withholdings. The grant date fair value was computed as the sum of (a) 15% purchase discount off of the grant date quoted trading price of the Company’s common stock and (b) the fair value of the look-back feature of the Company’s common stock on the grant date which consists of a call option on 85% of a share of common stock and a put option on 15% of a share of common stock.

As of the three months ended September 30, 2023, the Company has an accrued liability of $72,801 of employee contributions for the ESPP which may convert to shares of common stock upon the close of the offering period open from July 1, 2023 to December 31, 2023. The liability is offset by restricted cash held by the Company in the same amount for employee contributions which the Company expects to convert to common stock upon closure of the offering period at December 31, 2023. Additionally, the Company recorded a stock-based expense associated with the ESPP for the three and nine months ended September 30, 2023 of $32,728 and $98,945, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

The Company computed the fair value of the look-back feature call and put options for January 1, 2023 to September 30, 2023 using a Black Scholes option pricing model using the following assumptions:

At September 30, 2023
Grant date share price	$2.10 - $5.13
Grant date exercise price	$1.79 - $4.36
Expected term	0.25 years - 0.5 years
Expected volatility	89.7% - 103.4%
Risk-free rate	4.76% - 5.53%
Expected dividend rate	0%

During the offer period, the Company records stock-based compensation pro rata as expense and a credit to additional paid-in capital. The Company issued 65,561 common shares on the option exercise date of June 30, 2023. The following table discloses relevant information for the ESPP at September 30, 2023 and for nine months then ended.

At September 30, 2023
Cash payment received from employee withholdings	$189,849
Cash from employee withholdings used to purchase shares under ESPP	(117,048)
Cash and ESPP employee withholding liability	$72,801

For the Nine Months ended
September 30, 2023
Cash from employee withholdings used to purchase ESPP shares	$117,048
Stock based compensation expense	98,945
Total increase to equity for nine months ended September 30, 2023	$215,993

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2023 and 2022, was $400,645 and $592,177, respectively, for stock options granted to employees. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. At September 30, 2023, the total compensation cost for stock options not yet recognized was $592,927. This cost will be recognized over the remaining vesting term of the options ranging from nine months to two and one-half years.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

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

On July 1, 2023, the Company awarded 50,000 non-qualified stock options for a new employee, subject to final board approval, which have a 5-year term and a 3-year vesting period.

  On August 30, 2023, the Company awarded 70,000 non-qualified stock options for a new employee, subject to final board approval, which have a 5-year term and a 3-year vesting period.

As of September 30, 2023, and December 31, 2022, options to purchase a total of 1,217,775 (net of forfeitures discussed below) shares of common stock and 926,266 shares of common stock were outstanding, respectively. At September 30, 2023, 581,325 options were exercisable. Of the total options issued, 269,658 and 271,266 options were outstanding under the 2016 Equity Incentive Plan, 882,636 and 495,000 were outstanding under the 2021 Plan and a further 160,000 and 160,000 non-plan options to purchase common stock were outstanding as of September 30, 2023 and December 31, 2022, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO in the fourth quarter of 2020.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2021	431,266	$4.98	3.4	$—
Granted	685,000	$6.41	4.0	$—
Forfeited	(190,000)	$6.41	—	$—
Outstanding at December 31, 2022	926,266	$5.74	3.3	$—
Exercisable at December 31, 2022	404,599	$5.02	3.3	$—

Outstanding at December 31, 2022	926,266	$5.74	3.3	$—
Granted	353,117	$4.22	4.5	$—
Exercised/Forfeited/Expired	(61,608)	$4.48	—	$—
Outstanding at September 30, 2023	1,217,775	$5.37	3.0	$—
Exercisable at September 30, 2023	581,325	$5.38	2.1	$—

 Warrants

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2021	1,376,466	$8.18	1.9	—
Warrants expired, forfeited, cancelled or exercised	(1,228,875)	—	—	—
Warrants issued	—	—	—	—
Outstanding at December 31, 2022	147,591	$8.63	0.8	—
Exercisable at December 31, 2022	147,591	$8.63	0.8	—

Outstanding at December 31, 2022	147,591	$8.63	0.8	—
Warrants expired, forfeited, cancelled or exercised	(67,500)	—	—	—
Warrants issued	—	—	—	—
Outstanding at September 30, 2023	80,091	$8.53	0.6	—
Exercisable at September 30, 2023	80,091	$8.53	0.6	—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

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

At September 30, 2023 and December 31, 2022, contract assets on uncompleted contracts consisted of the following:

	September 30, 2023	December 31, 2022
Cumulative revenues recognized	$8,594,322	$5,934,205
Less: Billings or cash received	(7,247,591)	(5,508,483)
Contract assets	$1,346,731	$425,722

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

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

At September 30, 2023 and December 31, 2022, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	September 30, 2023	December 31, 2022
Billings and/or cash receipts on uncompleted contracts	$972,908	$4,355,470
Less: Cumulative revenues recognized	(199,976)	(4,144,018)
Contract liabilities, technology systems	772,932	211,452
Contract liabilities, services and consulting	815,996	746,545
Total contract liabilities	$1,588,928	$957,997

Contract liabilities at December 31, 2022 were $957,997; of which $211,452 for technology systems and $636,822 in services and consulting have been recognized as of September 30, 2023.

The Company expects to recognize all contract liabilities within 12 months from the respective consolidated balance sheet date.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

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

b.	Maintenance and support contracts ranging from one to five years in length.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

Quantitative:

For the Three Months Ended September 30, 2023

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,333,556	$19,220	$—	$178,147	$1,530,923

Major Goods and Service Lines

Turnkey Projects	$705,849	$—	$—	$—	$705,849
Maintenance and Support	627,707	19,220	—	—	646,927
Algorithms	—	—	—	178,147	178,147
	$1,333,556	$19,220	$—	$178,147	$1,530,923

Timing of Revenue Recognition

Goods transferred over time	$705,849	$—	$—	$—	$705,849
Services transferred over time	627,707	19,220	—	178,147	825,074
	$1,333,556	$19,220	$—	$178,147	$1,530,923

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

For the Three Months Ended September 30, 2022

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$3,765,312	$32,821	$23,245	$200,860	$4,022,238

Major Goods and Service Lines

Turnkey Projects	$2,689,393	$—	$3,024	$—	$2,692,417
Maintenance and Support	1,075,919	32,821	20,221	183,378	1,312,339
Algorithms	—	—	—	17,482	17,482
	$3,765,312	$32,821	$23,245	$200,860	$4,022,238

Timing of Revenue Recognition

Goods transferred over time	$2,689,393	$—	$3,024	$—	$2,692,417
Goods delivered at point in time	—	—	—	17,482	17,482
Services transferred over time	532,250	32,821	20,221	183,378	768,670
Services delivered at point in time	543,669	—	—	—	543,669
	$3,765,312	$32,821	$23,245	$200,860	$4,022,238

For the Nine Months Ended September 30, 2023

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$5,247,291	$90,432	$11,353	$596,194	$5,945,270

Major Goods and Service Lines

Turnkey Projects	$3,390,555	$13,552	$—	$—	$3,404,107
Maintenance and Support	1,856,736	76,880	11,353	—	1,944,969
Algorithms	—	—	—	596,194	596,194
	$5,247,291	$90,432	$11,353	$596,194	$5,945,270

Timing of Revenue Recognition

Goods transferred over time	$3,390,555	$13,552	$—	$—	$3,404,107
Services transferred over time	1,856,736	76,880	11,353	596,194	2,541,163
	$5,247,291	$90,432	$11,353	$596,194	$5,945,270

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

For the Nine Months Ended September 30, 2022

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$8,087,759	$76,818	$214,124	$699,995	$9,078,696

Major Goods and Service Lines

Turnkey Projects	$5,885,477	$(498)	$153,462	$—	$6,038,441
Maintenance and Support	2,202,282	77,316	60,662	465,223	2,805,483
Algorithms	—	—	—	234,772	234,772
	$8,087,759	$76,818	$214,124	$699,995	$9,078,696

Timing of Revenue Recognition

Goods transferred over time	$5,885,477	$(498)	$153,462	$—	$6,038,441
Goods delivered at point in time	—	—	—	234,772	234,772
Services transferred over time	1,545,578	77,316	60,662	465,223	2,148,779
Services delivered at point in time	656,704	—	—	—	656,704
	$8,087,759	$76,818	$214,124	$699,995	$9,078,696

NOTE 7 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first nine months of service. During the three months ended September 30, 2023, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the three and nine months ended September 30, 2023, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $59,508 and $158,852, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the periods reflected in this report.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

NOTE 9 – SALE OF ASSETS

On June 29, 2023, the Company completed a transaction whereby it sold assets related to its Integrated Correctional Automation System (iCAS) business with a single customer. In the fourth quarter of 2022, the Company elected to not renew a support contract due to the limited nature of the business. The transaction was completed with a third-party buyer of which the Company’s former Chief Financial Officer is a director. Said former officer did not participate in the transaction on behalf of the Company.

The assets of the iCAS business were sold for a convertible promissory note with a principal amount of $165,000 with a 10% original issue discount as well as common stock purchase warrants. The note matures in 2 years from the date of sale and is convertible immediately through the later of the maturity date or payment by the borrower of the default amount, as defined in the note, into shares of the buyer’s common stock at a conversion price of $0.003 or 55,000,000 shares. The conversion of the note carries restrictions which include limiting conversion to the extent it would exceed 4.99% of the common stock outstanding of the buyer. The convertible promissory note is subject to standard anti-dilution provisions.

The common stock purchase warrants are for a total of 55,000,000 common shares of the buyer at an exercise price of $0.01 per share. The warrants are subject to standard anti-dilution provisions. The warrants are not exercisable until on or after six months from the issuance date and no later than on or before the third anniversary of the issuance date. The Company may exercise the warrants at any time after the six-month anniversary of the issuance date on a cashless basis if there is no effective registration statement covering the resale of the Warrant Shares at prevailing market prices by the holder. The exercise of these warrants is subject to beneficial ownership limits of 4.99% which may be increased by the holder up to 9.99% as defined in the warrant . Given that the shares carried no intrinsic value at the time of the transaction and that the overall fair value is de minimis, the Company has not recorded the warrants associated with the transaction.

The Company recognized a gain on sale of assets of $150,000, which is included in other income.

The original issue discount is being accrued into interest income over the term of the note.

The note receivable was recorded as follows on September 30, 2023:

September 30, 2023
Convertible note receivable	$165,000
Unamortized discount	(13,125)
Convertible note receivable, net	$151,875

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023 (Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

On November 9, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser purchased 2,500 shares of authorized Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock”), at a price of $1,000 per share, and the Company received proceeds of $2,500,000.

The November Purchase Agreement also provides that the Company will not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the November Purchase Agreement) on or prior to June 30, 2024 that entitles any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Preferred Stock without the consent of the Purchasers. The conversion price of the Series E Preferred Stock currently is $3.00 per share (subject to adjustment).

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

Each share of Series E Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to standard anti-dilution provisions). The Company shall not affect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). Each Purchaser elected the 19.99% Beneficial Ownership Limitation.

The terms of the Series E Preferred Stock provide that, without shareholder approval (the "Stockholder Approval"), the Company may not issue upon the conversion of any shares of Series E Preferred Stock a number of shares of common stock which, when aggregated with any shares of common stock issued upon conversion of any other shares of Series E Preferred Stock, would exceed 1,430,484 (subject to adjustment). Such number represents 20% of the number of shares of common stock issued and outstanding upon the filing of the Series E Preferred Stock Certificate of Designation.

To obtain the stockholder approval, the Company is required to hold a meeting of shareholders at the earliest practical date, but in no event later than 120 days after closing (or 150 days in the event of a review of the proxy statement by the Securities and Exchange Commission (the “SEC”)) to seek approval for the conversion of Series E Preferred Stock into common stock above the allowed amount. The terms of the Series E Preferred Stock limit its convertibility until the Company receives shareholder approval (the “Stockholder Approval”). If the Company does not obtain the Stockholder Approval at the first meeting, it is required to hold shareholder meetings every four months until the Stockholder Approval is obtained.

In connection with the Purchase Agreement of Series F Convertible Preferred Stock, completed on August 2, 2023, certain protections existed for the investor if the Company completed a share offering with an equivalent common stock price of less than the $6.20 on or before December 31, 2023. In such an event, the investor of Series F Convertible Preferred Stock shall exchange the Series F shares for an equivalent to the lower common stock equivalent price for any transactions completed prior to December 31, 2023. In connection with the November 9, 2023 Series E Convertible Preferred Stock offering, the Company entered into an Exchange Agreement with the investor and issued an additional 5,000 shares of Series E Convertible Preferred Stock at $1,000 per share with $3.00 per common share equivalent in exchange for 5,000 outstanding and issued shares of Series F Convertible Preferred Stock. All shares of Series F Convertible Preferred Stock were held by a single shareholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc., and its operating subsidiaries, Duos Technologies, Inc. (“Duos”) and TrueVue360, Inc. (“TrueVue360”, Duos Technologies Group, Inc. and Duos, collectively the “Company” “we”, “our”, and “us”) from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “aim,” “project,” “target,” “will,” “may,” “should,” “forecast” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements typically address the Company’s expected future business and financial performance and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

The Company was incorporated in Florida on May 31, 1994 under the original name of Information Systems Associates, Inc. Initially, our business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, the Company entered negotiations with Duos Technologies, Inc. (“Duos”), for the purposes of executing a reverse triangular merger. This transaction was completed on April 1, 2015, whereby Duos became a wholly owned subsidiary of the Company. Duos was incorporated under the laws of Florida on November 30, 1990 for design, development and deployment of proprietary technology applications and turn-key engineered systems. The Company, based in Jacksonville, Florida, has a current staff of 71 people of which 65 are full-time, and is a technology and software applications company with a strong portfolio of intellectual property. The Company’s core competencies, including advanced intelligent technologies, are delivered through its proprietary integrated enterprise command and control platform, Centraco®.

The Company has developed the Railcar Inspection Portal (“RIP”) which provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are in transit. The system, which incorporates a variety of sophisticated optical technologies, illumination and other sensors, scans each passing railcar to create a high-resolution image set from a variety of angles including the undercarriage. These images are then processed through various methods of artificial intelligence algorithms to identify specific defects and/or areas of interest on each railcar. This is all accomplished within seconds of a railcar passing through our portal. We believe this solution has the potential to transform the railroad industry by increasing safety, improving efficiency and reducing costs. The Company has deployed this system with several Class 1 railroad customers and anticipates increased demand in the future from transit and other railroad customers along with selected government agencies that operate and/or manage rail traffic. Both commercial customers and potential regulatory Government agencies can conduct digital inspections combined with the incorporated artificial intelligence (“AI”) to improve rail traffic flow across borders which also directly benefits the Class 1 railroads through increasing their velocity. The Company’s new subscription offering will facilitate the delivery of safety and efficiency data to other railcar owners and lessors who do not currently benefit from such information as discussed below.

The Company has also developed the Automated Logistics Information System (“ALIS”) which automates gatehouse operations where transport trucks enter and exit large logistics and intermodal facilities. This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to significantly improve operations and security by accelerating the vehicle throughput on each lane on which the technology is deployed. In the future, the Company expects to deploy this offering into a Truck Inspection Portal (TIP) leveraging the same technologies and lessons learned from the implementation of the RIP and ALIS solutions.

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

In late 2022, the Company announced it will pursue a subscription platform for the RIPs. Under this new model, the Company will build, own and operate its RIP product and offer the data access for each portal to potential customers. This expansion of the RIP offering is expected to potentially expand the addressable market to other railroads, railcar owners, and car lessors. This shift increases the pool of potential customers by lowering the entry point for the RIP and would reshape the Company’s working capital needs to invest in the construction of a RIP ahead of customer revenue inflows

Prospects and Outlook

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

Although the Company’s prospects for future revenue growth are anticipated to be favorable, investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control and unexpected macro events can have a severe impact on the business. Please see the risk factors identified in “Item 1A – Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended
	September 30,
	2023	2022

Revenues	$1,530,923	$4,022,238
Cost of revenues	1,304,335	2,922,686
Gross margin	226,588	1,099,552
Operating expenses	3,197,565	2,968,570
Loss from operations	(2,970,977)	(1,869,018)
Other income (expense)	23,241	(56,050)
Net loss	$(2,947,736)	$(1,925,068)

Revenues

	For the Three Months Ended
	September 30,
	2023	2022	% Change
Revenues:
Technology systems	$705,849	$2,709,899	-74%
Services and consulting	825,074	1,312,339	-37%
Total revenues	$1,530,923	$4,022,238	-62%

The decrease in overall revenues for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022, is primarily attributed to a combination of factors. Those factors include delays outside of the Company’s control with ongoing production of our two high-speed Railcar Inspection Portals and timing differences with two freight RIPs under construction during the third quarter of 2022, which are recorded in the technology systems portion of our business. During the third quarter of 2022, when these same two high-speed Railcar Inspection Portals were in the early procurement and design phase, we were also in the advanced stages of manufacturing and installing two additional Railcar Inspection Portals for freight railroad customers – these timing differences ultimately contributing to the year-over-year variance along with one-time services occurring in the third quarter of 2022. Those services occurring in 2022 for major site improvements contributed to the shortfall in services and consulting revenues on a year-over-year basis. Additionally, the Company sees opportunities to continue to expand its programs with existing customers. In spite of the timing delays impacting the quarterly results, management remains confident in the long-term potential of the RIP product.

Cost of Revenues

	For the Three Months Ended
	September 30,
	2023	2022	% Change
Cost of revenues:
Technology systems	$883,836	$2,176,761	-59%
Services and consulting	420,499	745,925	-44%
Total cost of revenues	$1,304,335	$2,922,686	-55%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems and support and maintenance of existing systems and software projects.

During the three months ended September 30, 2023, the cost of revenues on technology systems decreased compared to the equivalent period in 2022, at a slower rate than the decrease in revenues. This decline in cost is mainly attributed to the Company being in the production and manufacturing phase of our two high-speed Railcar Inspection Portals and two freight RIPs for Class 1 railroads being installed in the third quarter of 2022 that was not present in the Company’s results in the third quarter of 2023. During the third quarter of 2022, the Company was incurring costs related to the manufacturing and installation of additional Railcar Inspection Portals for two other Class 1 customers. During the third quarter of 2023, the Company did not have the same ongoing freight-oriented RIP installations thereby contributing to the decrease in cost of revenues year-over-year. Additionally, the Company records certain fixed, operating and servicing costs for both technology systems and services and consulting. These fixed costs, in part, contribute to the cost of revenues declining at a slower rate than that of revenue. The Company continues to face headwinds with supply disruption and cost. While we expect that macro-economic factors will continue to drive prices, the Company continues to manage its costs and, where possible, pass through increased costs to customers in the form of higher prices, although this is not assured.

Cost of revenues on services and consulting decreased in the three months ended September 30, 2023 compared to the prior year period. The decrease in cost can be attributed to primarily significant, one-time site improvements completed for a customer during the third quarter of 2022, as opposed to the corresponding period in 2023.

Gross Margin

	For the Three Months Ended
	September 30,
	2023	2022	% Change

Revenues	$1,530,923	$4,022,238	-62%
Cost of revenues	1,304,335	2,922,686	-55%
Gross margin	$226,588	$1,099,552	-79%

Gross margin decreased for the third quarter of 2023 as compared to the same period in 2022 largely in line with the same decline in revenue. As noted above, the decrease in margin was a direct result of the timing of business activity related to the manufacturing of two high-speed, transit-focused Railcar Inspection Portals and the year-over-year timing differences related to the delivery of two freight-oriented portals. The two freight-oriented portals were nearing the end of their delivery cycle during the third quarter of 2022 and thus contributed improved gross margins. Those same, project revenues and subsequent margin contributions were not present during the third quarter of 2023. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Operating Expenses

	For the Three Months Ended
	September 30,
	2023	2022	% Change
Operating expenses:
Sales and marketing	$353,386	$297,057	19%
Research and development	450,006	329,424	37%
General and administration	2,394,173	2,342,089	2%
Total operating expenses	$3,197,565	$2,968,570	8%

During the three months ended September 30, 2023, the Company experienced a slight increase in overall operating expenses compared to the same period in 2022. Sales and marketing costs saw a marginal increase primarily as a result of increased staffing within the team, while research and development expenses increased by 37% for increased personnel and prospective technologies testing. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Loss from Operations

The loss from operations for the three months ended September 30, 2023 and 2022 was $2,970,977 and $1,869,018, respectively. The increase in loss from operations was primarily the result of lower revenues recorded in the quarter as a consequence of delays in going to field for the two high-speed RIPs for a passenger transit client in addition to the year-over-year timing related to the delivery of two Railcar Inspection Portals for two Class 1 customers for the same period ended 2022.

Other Income/Expense

Other income for the three months ended September 30, 2023 was $24,647 as a result of interest earned on cash held in a money market account and negative $53,993 for the comparative period in 2022. Interest expense for the three months ended September 30, 2023 was $1,406 and $2,057 for the comparative period in 2022.

Net Loss

The net loss for the three months ended September 30, 2023 and 2022 was $2,947,736 and $1,925,068, respectively. The 53% increase in net loss was mostly attributed to the decrease in revenues as described above from timing delays along with growing expenses. Net loss per common share was $0.41 and $0.30 for the three months ended September 30, 2023 and 2022, respectively.

Comparison for the Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Nine Months Ended
	September 30,
	2023	2022

Revenues	$5,945,270	$9,078,696
Cost of revenues	4,940,173	6,474,464
Gross margin	1,005,097	2,604,232
Operating expenses	9,271,122	8,509,343
Loss from operations	(8,266,025)	(5,905,111)
Other income (expense)	185,206	(7,245)
Net loss	$(8,080,819)	$(5,912,356)

Revenues

	For the Nine Months Ended
	September 30,
	2023	2022	% Change
Revenues:
Technology systems	$3,404,107	$6,273,213	-46%
Services and consulting	2,541,163	2,805,483	-9%
Total revenues	$5,945,270	$9,078,696	-35%

The decrease in overall revenues for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, is primarily attributed to delays outside of the Company’s control with ongoing production and manufacturing of our two high-speed Railcar Inspection Portals for a passenger transit client, which are recorded in the technology systems portion of our business. During the third quarter of 2022, these same two high-speed Railcar Inspection Portals were in the early procurement and design phase, and we were also in the advanced stages of manufacturing and installing two additional Railcar Inspection Portals. Additionally, the services and consulting revenues decreased slightly year-over-year as a result of one-time site improvements completed during the third quarter of 2022. Given recent attention and renewed focus around railway safety, the Company remains optimistic about its long-term outlook. We believe the focus on rail safety will prompt additional government oversight on railroads for the implementation of safety systems such as the Company’s RIP product. Additionally, the Company sees opportunities to continue to expand its programs with existing customers through its growing artificial intelligence catalog and improved services and maintenance. That said, in spite of a positive outlook, a longer commercial cycle paired with still protracted supply chain timelines may result in revenue recognition pushing into 2024. The Company remains focused on revenue and margin performance impacts from inflation and continued supply chain challenges and proactively works to address these issues via customer pricing.

Cost of Revenues

	For the Nine Months Ended
	September 30,
	2023	2022	% Change
Cost of revenues:
Technology systems	$3,723,151	$5,016,551	-26%
Services and consulting	1,217,022	1,457,913	-17%
Total cost of revenues	$4,940,173	$6,474,464	-24%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems and support and maintenance of existing systems and software projects.

Cost of revenues on technology systems decreased during the nine months ended September 30, 2023 over the equivalent period in 2022. During the second quarter of 2022, the Company was awarded two high-speed Railcar Inspection Portals for its passenger transit client and by the third quarter of 2023 has phased into the manufacture of these two more expensive and more robust transit-oriented RIPs. During the same period of 2022, the Company was also in the advanced stages of manufacturing and installing two additional freight-oriented RIPS, thereby resulting in lower year-over-year cost of revenues when compared to the cost of revenues during the first nine months of 2023. Cost of revenues for the nine months ended September 30, 2023 declined at a slower rate than revenues for the same period when compared to 2022 performance. This is largely a result of certain fixed departmental costs within technology systems and services and consulting costs that are recorded in the cost of revenue and thus do not change proportionately with shifts in revenue. The Company also continues to face headwinds with supply disruption and cost. While we expect that macro-economic factors will continue to drive prices, the Company continues to manage its costs and, where possible, pass through increased costs to customers in the form of higher prices, although this is not assured. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Cost of revenues on services and consulting decreased in the nine months ended September 30, 2023 compared to the prior year period. The marginal decrease in cost can be attributed to timing of one-time projects completed in the third quarter of 2022, partially offset by certain fixed, higher labor costs as well as costs associated with new portals that came online during early 2023, as opposed to the corresponding period in 2022.

Gross Margin

	For the Nine Months Ended
	September 30,
	2023	2022	% Change

Revenues	$5,945,270	$9,078,696	-35%
Cost of revenues	4,940,173	6,474,464	-24%
Gross margin	$1,005,097	$2,604,232	-61%

Gross margin decreased for the nine months ended September 30, 2023 as compared to the same period in 2022. As noted above, the decrease in margin was a direct result of the timing effects of business activity for the first nine months of 2022 related to the manufacturing of two high-speed, transit-focused Railcar Inspection Portals and delivery of two freight RIPs. During the third quarter of 2022, these same two high-speed Railcar Inspection Portals had just been awarded and were in the early procurement and design phase, and we were also in the advanced stages of manufacturing and installing two additional freight-oriented Railcar Inspection Portals for two customers resulting in additional revenue and margin compared to the same period in 2023. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Operating Expenses

	For the Nine Months Ended
	September 30,
	2023	2022	% Change
Operating expenses:
Sales and marketing	$962,040	$956,937	1%
Research and development	1,392,692	1,296,480	7%
General and administration	6,916,390	6,255,926	11%
Total operating expenses	$9,271,122	$8,509,343	9%

During the nine months ended September 30, 2023, overall operating expenses experienced a slight increase compared to the equivalent period in 2022. The Company managed to maintain its costs for sales and marketing, and research and development at a consistent level, while observing a slight rise in general and administration costs. This increase can be primarily attributed to a combination of the timing of personnel incentives awarded in 2023 compared to the same period in 2022 and increased amortization charges stemming from increased investment in artificial intelligence algorithms. Despite these changes, the Company remains committed to stabilizing operating expenses while meeting the increased needs of our customers.

Loss from Operations

The loss from operations for the nine months ended September 30, 2023 and 2022 was $8,266,025 and $5,905,111, respectively. The increase in loss from operations was primarily the result of lower revenues recorded in the nine months as a consequence of delays in going to field for the two high-speed Railcar Inspection Portals for a passenger transit client and year-over-year timing of two freight-oriented portals.

Other Income/Expense

Other income for the nine months ended September 30, 2023 was $185,206 and negative $7,245 for the comparative period in 2022. The improvement in other income on a year-over-year basis largely stems from a one-time sale of a legacy security business for $150,000 during the second quarter of 2023. Interest expense for the nine months ended September 30, 2023 was $5,816 and $7,943 for the comparative period in 2022.

Net Loss

The net loss for the nine months ended September 30, 2023 and 2022 was $8,080,819 and $5,912,356, respectively. The 37% increase in net loss was mostly attributed to the decrease in revenues as described above along with growing expenses. Net loss per common share was $1.12 and $1.01 for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of September 30, 2023, the Company has a working capital surplus of $3,358,320 and the Company had a net loss of $8,080,819 for the nine months ended September 30, 2023.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(5,637,072)	$(3,850,455)
Net cash used in investing activities	(898,435)	(416,517)
Net cash provided by financing activities	8,681,331	8,338,718
Net increase in cash	$2,145,824	$4,071,746

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $5,637,072 and $3,850,455, respectively. The increase in net cash used in operating activities for the nine months ended September 30, 2023 was the result of cash outflows to procure necessary materials and overall sales and marketing, general and administration expenses offset by cash inflows from milestone payments related to current projects. In addition, there are several changes in assets and liabilities compared to the previous period that increase the use of cash in operating activities, notably the change in contract liabilities due to the timing of project invoicing milestones and cash receipts.

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $898,435 and $416,517, respectively, representing an increase in the purchase of various fixed assets for computer equipment and product and software development and disbursements for patent costs.

Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 was $8,681,331 and $8,338,718, respectively. Cash flows provided by financing activities during the first nine months of 2023 were primarily attributable to net proceeds of approximately $9,000,000 from issuances of Series E and Series F Convertible Preferred Stock. Cash flows from financing activities during the first nine months of 2022 were primarily attributable to the issuance of common stock for $8,550,000 of gross proceeds and $999,000 from the issuance of Series D Convertible Preferred shares.

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $8,080,819 for the nine months ended September 30, 2023. During the same period, cash used in operating activities was $5,637,072. The working capital surplus and accumulated deficit as of September 30, 2023, were $3,358,320 and $60,442,653, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to underwritten offerings and private placements which were completed during the second, third and fourth quarters of 2022 as well as the first and third quarters of 2023.

The Company was successful during 2022 in raising gross proceeds of over $10,100,000 from the sale of both common shares and Series D Preferred Stock. Additionally, late in the first quarter of 2023, the Company raised gross proceeds of $4,000,000 from the issuance of Series E Preferred Stock. In August 2023, the Company was successful in raising gross proceeds of $5,000,000 from the sale of Series F Convertible Preferred Stock. The Company was also successful in raising a further $2,500,000 from the sale of additional Series E Convertible Preferred Stock during November 2023. During the second quarter of 2023, the Company renewed its S-3 “shelf registration” statement allowing the Company to sell multiple forms of securities in addition to common shares. At the time of this filing, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business. Additionally, the Company has capacity on Series D and Series E to bolster liquidity, if needed, via private placements. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) continue to affect our operations, particularly in our supply chain, we now believe that this is expected to be an ongoing issue and our working capital assumptions reflect this new reality. The Company cannot currently quantify the uncertainty related to the ongoing supply chain delays or inflationary increases and their effects on our customers in the coming quarters.

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

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, proactive management of our existing contracts, recent stock offerings and private placements as well as the availability to raise capital via its shelf registration indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months from the issuance date of this report. We continue executing the plan to grow our business and achieve profitability. The Company may selectively look at opportunities for fund raising in the future. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2022 and will continue in 2023 and beyond. As a result, we expect to generate sufficient revenue and to attain profitable operations with less net cash used in operating activities in the next twelve months. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the allowance on accounts receivable, and notes receivable, valuation of common stock warrants received in exchange for an asset sale, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt, and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based upon such evaluation, our Chief Executive Officer, Chief Financial Officer and Controller have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Controller, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

On November 10, 2023, the Company entered into a Securities Purchase Agreement (the "November Purchase Agreement") with certain existing investors in the Company (the "Purchasers"). Pursuant to the November Purchase Agreement, the Purchasers purchased an aggregate of 2,500 shares of Series E Preferred Stock and the Company received aggregate proceeds of $2,500,000. The Series E Preferred Stock was sold at $1,000 a share. The November Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. The terms of the Series E Preferred Stock were previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on March 28, 2023 and the Certificate of Designation of Preferences, Rights and Limitations of the Series E Preferred Stock was filed as an exhibit to the Form 8-K.

The November Purchase Agreement also provides that the Company will not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the November Purchase Agreement) on or prior to June 30, 2024 that entitles any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Preferred Stock without the consent of the Purchasers. The conversion price of the Series E Preferred Stock currently is $3.00 per share (subject to adjustment).

The Purchasers under the November Purchase Agreement also were the holders of the Company's Series F Preferred Stock issued on August 1, 2023. The purchase agreement relating to the shares of Series F Preferred Stock required the consent of the holders in the event the Company were to issue common stock or rights to acquire common stock prior to December 31, 2023 at an effective price per share less than the then conversion price of the Series F Preferred Stock, which was $6.20 per share. As a result, on November 10, 2023 the Company and the holders of the Series F Preferred Stock entered into Exchange Agreements pursuant to which the holders of Series F Preferred Stock exchanged their 5,000 shares of Series F Preferred Stock for an equal number of shares of Series E Preferred Stock. As a result of the November Purchase Agreement and the Exchange Agreements, the Company issued a total of 7,500 shares of Series E Preferred Stock and the 5,000 shares of Series F Preferred Stock were cancelled.

The terms of the Series E Preferred Stock provide that, without shareholder approval (the "Stockholder Approval"), the Company may not issue upon the conversion of any shares of Series E Preferred Stock a number of shares of common stock which, when aggregated with any shares of common stock issued upon conversion of any other shares of Series E Preferred Stock, would exceed 1,430,484 (subject to adjustment). Such number represents 20% of the number of shares of common stock issued and outstanding upon the filing of the Series E Preferred Stock Certificate of Designation.

To obtain the Stockholder Approval, the November Purchase Agreement requires the Company to hold a meeting of shareholders at the earliest practical date, but in no event later than 120 days after closing (or 150 days in the event of a review of the proxy statement by the SEC). If the Company does not obtain the Stockholder Approval at the first meeting, it is required to hold shareholder meetings every four months until the Stockholder Approval is obtained.

In connection with the November Purchase Agreement and the Exchange Agreements, the Company also entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company shall file with the SEC a registration statement covering the resale of the shares of common stock into which the shares of Series E Preferred Stock issued under the November Purchase Agreement and the Exchange Agreements are convertible. Subject to certain conditions, the Company must cause the registration statement to be declared effective by 90 days after closing (or in the event of a full review by the SEC, by 120 days). The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

The foregoing descriptions of the November Purchase Agreement, the Exchange Agreements and the Registration Rights Agreement do not purport to be complete and are subject to, and qualified in their entirety by, such documents, forms of which are attached as exhibits to this Quarterly Report on Form 10-Q and incorporated herein by reference.

The issuances of the shares of Series E Preferred Stock under the November Purchase Agreement were not registered under the Securities Act of 1933, as amended (the "Securities Act"), but qualified for an exemption under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

The issuances of the shares of Series E Preferred Stock under the Exchange Agreements were not registered under the Securities Act but qualified for an exemption under Section 3(a)(9) of the Securities Act.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Amendment to Articles of Incorporation Designation of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2023)
10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2023)
10.2	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2023)
10.3*	Form of Securities Purchase Agreement
10.4*	Form of Exchange Agreement
10.5*	Form Registration Rights Agreement
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: November 14, 2023	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: November 14, 2023	By:	/s/ Andrew W. Murphy
Andrew W. Murphy Chief Financial Officer

