Form 10-K
period 2023-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2024-04-01
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report: ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on June 30, 2023, was $26,153,446. As of March 28, 2024, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 7,306,663.

Documents Incorporated by Reference: None.

DUOS TECHNOLOGIES GROUP, INC.

2023 FORM 10-K ANNUAL REPORT

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

ii

PART I

Item 1. Business.

Our Corporate History

Information Systems Associates, Inc. (“ISA”) was incorporated in Florida on May 31, 1994. Our original business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech™”) for the purposes of executing a merger between the two organizations (also known as a “reverse triangular merger”). Incorporated under the laws of Florida on November 30, 1990, duostech™ operated in various industry segments, specializing in the design, development and deployment of proprietary technology applications and turn-key engineered systems. This transaction was completed on April 1, 2015, whereby duostech™ became a wholly owned subsidiary of ISA. After the merger was completed, ISA changed its corporate name to Duos Technologies Group, Inc. The Company, based in Jacksonville, Florida, oversees its wholly owned subsidiary, duostech™ and employs approximately 71 people and is a technology company which designs, develops, deploys and operates intelligent technology solutions with a focus on software applications and artificial intelligence (“AI”). The Company has a strong portfolio of intellectual property. The Company’s headquarters are located at 7660 Centurion Parkway, Suite 100, Jacksonville, Florida 32256 and main telephone number is (904) 296-2807.

Overview

The Company, operating under its brand name duostech, develops and deploys technology systems with focus on inspecting and evaluating moving vehicles. Its technology focus is within the Vision Technology market sector and, more specifically, the Machine Vision subsector. Machine Vision companies provide imaging-based automatic inspection and analysis for process control for industry with potential expansion into other markets. Duos has developed key technologies over the past several years in software, industry specific hardware and artificial intelligence and has demonstrated industrial strength usability of its systems supporting rail, logistics and intermodal businesses that streamline operations, improve safety and reduce costs. Our team includes engineering subject matter expertise in hardware, software, and information technology as well as industry specific applications of artificial intelligence also referred to as Expert Artificial Intelligence. We also have specific industry experts in the rail industry on staff and as consultants.

Duos is currently developing industry solutions for its target markets which will address rail, trucking, aviation and other vehicle-based processes. Duos’ initial offering, the Railcar Inspection Portal (RIP), provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are moving at full speed. The RIP utilizes a variety of sophisticated optical, laser and speed sensors to scan each passing railcar to create a high-resolution image-set of the top, sides and undercarriage. These images are then processed with our edge data center using artificial intelligence (AI) algorithms to identify safety and security defects on each railcar. The algorithms are developed in conjunction with industrial application experts, in this case resident Railcar Mechanical Engineers, to provide specific guidance in the analysis (“human in the loop”). Within seconds of the railcar passing through the RIP, a detailed report is sent to the customer where they are able to take action on identified issues. This solution has the potential to transform the railroad industry immediately increasing safety, improving efficiency and reducing costs. The Company has already deployed this system with several Class 1 railroads and anticipates an increased demand from transit and other railroad customers along with selected government agencies that operate and/or manage rail traffic. The Company has deployed RIPs in Canada, Mexico and the United States and anticipates expanding this solution into Europe, Asia and the Middle East in coming years.

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

In the last quarter of 2022, the Company elected not to renew a support contract for its Integrated Correctional Automation System (iCAS) for one customer. The Company subsequently sold its iCAS assets to a buyer during the second quarter of 2023 for $165,000 via a convertible note.

The year 2023 ushered in a new phase in the Company’s development. Although we continue to see an extension of challenges faced in 2022, we also see positive changes and opportunities for our business that will be discussed in greater detail herein. They include:

•	Introducing a new “subscription” based offering for access to data and images by a much broader target market including Class 1 railroads, railcar owners and lessors, and short-line railroads.

•	Owning and operating a network of RIPs with multiple subscribers outside of the Company’s traditional customer base.

•	Selling customized RIPs to Class 1, short-line and other industrial companies where specialized applications or routes demand a bespoke solution.

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

Under current practice, inspections are conducted manually, a very labor intensive and inefficient process that only covers a select number of inspection points and can take several hours per train. We believe our Railcar Inspection Portal has the potential to reduce this inspection to minutes while the train is moving at speed, improving safety, reducing dwell time and optimizing maintenance.

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

The Company continues to expand its detection capabilities through the development and integration of additional sensor technologies to include laser, infrared, thermal, sound and x-ray to process AI-based analytics of inspection points. Currently the Company has a high-reliability catalog of over 48 artificial intelligence algorithms which can be integrated into the RIP to enhance mechanical anomalies detections. These detections support railroads in the active maintenance and overall safety of their railcar fleet and networks.

Markets

We believe the opportunity for our Railcar Inspection Portal business is substantial and continues to be our number one priority. We are currently engaged with the RIP solution with three of seven Class 1 railroad operators with 13 systems already deployed across the North American rail network. Because of our early leadership position, we have been able to accumulate experience and intellectual property that we believe would be time-consuming and expensive for a new competitor to replicate. Furthermore, we believe we have the ability to upgrade and scale our solutions with additional technologies in the future. We believe that the current market for our technologies is substantial. At the same time, we recognize that the technology life cycle is fast and evolving. Potential competitors could move into this sector, and it is possible that some Class 1 railroads could develop their own solutions that limit our total addressable market.

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

Organic Growth

Our organic growth strategy is to continue our focus and prioritization in the rail, logistics and intermodal market space. In this regard, the Company has made significant changes in the senior management team to include a new Chief Executive Officer, who joined the Company in September 2020 and has years of experience successfully leading start-up and turn-around companies. In addition, a key account executive from one of Duos’ competitors joined the team during late 2022 to support the continued revenue growth of the business bringing significant sales experience focused around the rail market. In the third quarter of 2023, the Company also brought on a new Chief Commercial Officer bringing significant experience from the sales and operations aspects of the intermodal and power industries. In 2021, the Company also hired a new Chief Technology Officer bringing 25 years of experience in designing and delivering value driven technologies. Our new CTO has already led the team through instrumental changes to its approach to software and artificial intelligence development. The team also saw a change in CFO in late 2022 with the new CFO bringing significant experience in growth for asset-intensive businesses which aligns with the subscription format the Company will expand into.

The new leadership team’s focus is to improve operational and technical execution which will in turn enable the commercial side of the business to expand RIP and ALIS delivery into existing and new customers. Even though supply chain issues are expected to continue in 2024, the Company’s primary customers have indicated readiness to order more equipment and services based upon the Company’s current performance and the new subscription offerings expands the universe of potential customers.

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

For 2024 and possibly beyond, we expect to face significant challenges with macro-economic impacts, specifically inflation and supply chain disruption. Although these started to be identified in late 2021, we believe they continue to manifest themselves in ways that could challenge our business growth in the future. Specifically, the ability to source key components and certain implementation services will dictate just how quickly the Company can meet desired installation deadlines. In the industries in which we operate, the time from concept to contract can be substantial. Although we are now adapting to these challenges, previous bids that have been submitted could be challenging to execute within the financial framework and execution times originally envisaged. We continue to have dialogue with our customers regarding potential price increases and implementation delays, but we may suffer some economic impacts as a result of this. Revenue recognition could be delayed as a result of these factors and profitability could be impacted due to higher costs for materials and other services. The Company will continue to monitor the situation and update shareholders as the situation unfolds.

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

Government Regulations

The Company has worked with various agencies of the federal government for more than 10 years including the Department of Homeland Security (“DHS”). When our solutions have been deployed into these agencies, they meet specific requirements for certification, safety and security that are stipulated in requirements and contract documents. The Company is currently competing for other government related work and strictly follows the rules and regulations outlined in the Federal Acquisition Regulations.

The Company’s primary customers are all governed by regulations related to the safe and effective transportation of goods and passengers, primarily by rail, but in future scenarios by air, road and sea. While changes in the regulatory environment could impact the Company in future years, we believe any changes will be overall positive for the Company. We continuously review potential changes in the regulatory environment and maintain contact with key personnel at certain agencies including the Federal Railroad Administration (FRA), the Transportation Security Administration (TSA) as well as the DHS previously mentioned. We expect to develop similar relationships with governmental agencies in target markets both in the US and internationally. At this time, we believe our offerings are complementary to the current and evolving standards and that we will adapt to any new regulations as they are promulgated.

Employees

We have a current staff of 71 employees, of which 66 are full-time, the majority of which work in the Jacksonville area, none of which are subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

We may be adversely affected by the effects of inflation and supply chain disruption

Our business operates in an environment of long bid to contract award cycles. Our customer’s bid requirements are such that firm pricing is expected on much or all of our proposals and as such we must commit to certain commercial terms and conditions such as pricing. In addition, the Company hires employees and contractors to perform most (if not all) of the work required to complete a contract. We are beginning to experience the impacts of inflation upon previously forecasted costs including employees that require higher salaries, contractors demanding higher prices for jobs and higher costs for materials necessary to complete contracts. While we endeavor to charge additional costs to our customers, in some cases this may not be possible contractually and as a result our profitability may suffer as a result. Although we anticipate these effects to be mitigated in the long term, we cannot be assured that this will be possible in all or any instances and as such our revenue, profitability and growth prospects may suffer as a result of this.

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

Our accumulated deficit was approximately $64 million as of December 31, 2023. Our operating losses may continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until our revenues and margins increase at a rate greater than our expenses, which may not occur.

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

For the year ended December 31, 2023, three customers accounted for 48%, 30%, and 11% of revenues. For the year ended December 31, 2022, four customers accounted for 42%, 18%, 14% and 14% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period.

As of December 31, 2023, two customers accounted for 83%, and 11% of our accounts receivable. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. Additionally, our largest customer accounted for approximately 48% of our total revenues for the year ended December 31, 2023. This concentration of credit risk makes us more vulnerable economically. The loss of any of these customers could materially reduce our revenues and net income, which could have a material adverse effect on our business.

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

You may experience dilution of your ownership interest due to future issuances of our securities.

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

We anticipate that there may be significant fluctuations in our future operating results. Potential causes of future fluctuations in our operating results may include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management

We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address circumstances that arise when an unexpected cybersecurity incident occurs. These include processes for assessing, identifying, and managing material risks from cybersecurity threats. Our internal procedures dictate that we evaluate and evolve our security measures as appropriate. Identifying, assessing, and managing cybersecurity risk is integrated into our overall internal controls approach. Additionally, we have in place cybersecurity and data privacy policies designed to (a) respond to new requirements in global privacy laws and (b) prevent, detect, respond to, mitigate and recover from identified and significant cybersecurity threats. Refer to “Item 1A. Risk Factors” in this annual report on Form 10-K for additional information about cybersecurity-related risks.

Governance

During the first quarter of 2024, information security matters reporting, including managing and assessing risks from cybersecurity threats, have been established under the oversight of the Audit Committee of the Board or the “Audit Committee.” The Audit Committee also reviews the adequacy and effectiveness of the Company’s information security policies and practices and the internal controls regarding information security risks. Our security efforts are managed by a team of IT professionals who oversee the daily responsibilities of managing cybersecurity identification and threats. Going forward, the Audit Committee receives regular information security updates from management, including our Chief Technology Officer, who the board designated as the Chief Information Security Officer. The management team has established a quarterly rhythm to keep the Board and Audit Committee apprised of identified risks, ongoing risk management and changes in procedure to ensure transparency in the Company’s governance over cybersecurity.

Item 2. Properties.

On July 26, 2021, the Company entered a new operating lease agreement of office and warehouse combination space of 40,000 square feet with the lease commencing on November 1, 2021 and ending May 31, 2032, This additional space allows for resource growth and engineering efforts for operations before deploying to the field. The rent for the first twelve months of the term were calculated as rentable base space on 30,000 square feet. The rent is subject to an annual escalation of 2.5%, beginning December 1, 2022. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. The Company has applied the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”) in the fourth quarter of 2021

The Company now has a total of office and warehouse space of 40,000 square feet.

Rental expense for the office lease during 2023 and 2022 was $781,638 and $782,591, respectively.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Nasdaq Capital Markets (“Nasdaq”) under the trading symbol “DUOT”.

Authorized Capital

The Company is authorized to issue an aggregate number of 510,000,000 shares of capital stock, of which 10,000,000 shares are blank check preferred stock, $0.001 par value per share, and 500,000,000 shares are common stock, $0.001 par value per share.

Series A Redeemable Convertible Preferred Stock

Our board of directors has designated 500,000 of the 10,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock. As of December 31, 2023 and 2022, we have no shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

Series B Convertible Preferred Stock

Our board of directors has designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock.

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. Holders of Series B Convertible Preferred Stock voted on an as converted basis on all matters on which the holders of common stock are entitled to vote, subject to beneficial ownership limitations. As of December 31, 2023 and 2022, there are 0 and 0 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

Series C Convertible Preferred Stock

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”), and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. As of December 31, 2023 and 2022, there are 0 and 0 shares of Series C Convertible Preferred Stock issued and outstanding, respectively.

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

The Company’s Board of Directors has designated 5,000 shares as the Series C Convertible Preferred Stock. Each share of the Series C Convertible Preferred Stock has a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock had 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation). Each share of Series C Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which was $5.50 (subject to adjustment).

Series D Convertible Preferred Stock

On September 28, 2022 the Company amended its articles of incorporation to designate 4,000 shares as the Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”). Each share of the Series D Convertible Preferred Stock has a stated value of $1,000. The holders of the Series D Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series D Convertible Preferred Stock has 333 votes (subject to standard anti-dilution adjustment); provided that in no event may a holder of Series D Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series D Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series D Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series D Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series D Preferred Stock have elected the 19.99% Beneficial Ownership Limitation. The Company reserves and keeps available out of its authorized and unissued Common Stock, solely for the issuance upon the conversion of the Series D Convertible Preferred Stock, such a number of shares of Common Stock as shall from time to time be issuable upon the conversion of all of the shares of the Series D Convertible Preferred Stock then outstanding. Additionally, the Series D Convertible Preferred Stock does not have the right to dividends (other than any dividends payable on the common stock on an as converted basis) and in the event of an involuntary liquidation, the Series D shares shall be treated as a pro rata equivalent of common stock outstanding at the date of the liquidation event and have no liquidation preference.

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

On May 16, 2023 Series D Convertible Preferred received approval at the shareholders meeting for conversion to common stock.

On March 22, 2024, the Company entered into Securities Purchase Agreements with certain accredited investors. Pursuant to one agreement (the “Series D Purchase Agreement”), the Company issued an aggregate of 500 shares of Series D Convertible Preferred Stock and the Company received proceeds of $500,000. On March 28, 2024, the Company entered into one additional agreement with an accredited investor and issued an additional 120 shares of Series D Convertible Preferred and received proceeds of $120,000. The Series D Preferred Stock was sold at $1,000 a share. The Series D Purchase Agreement contains customary representations, warranties, agreements, and indemnification rights and obligations of the parties.

As of December 31, 2023 and 2022 there are 1,299 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

Series E Convertible Preferred Stock

The Company’s Board of Directors has designated 30,000 shares as the Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock”). Each share of the Series E Convertible Preferred Stock has a stated value of $1,000. The holders of the Series E Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Preferred Stock has 333 votes (subject to adjustment); provided that in no event may a holder of Series E Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation. Each share of Series E Convertible Preferred Stock is convertible, subject to shareholder approval (which has not yet been granted); at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series E Convertible Preferred Stock elected the 19.99% Beneficial Ownership Limitation

The Company on March 27, 2023 entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser purchased 4,000 shares of a newly authorized Series E Convertible Preferred Stock at a price of $1,000 per share, and the Company received proceeds of $4,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

The investor’s Purchase Agreement also provided that the Company would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement) on or prior to December 31, 2023 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Convertible Preferred Stock without the consent of the Purchaser.

On November 9, 2023, the Company entered into a Securities Purchase Agreement (the "November Purchase Agreement") with certain existing investors in the Company (the "Purchasers"). Pursuant to the November Purchase Agreement, the Purchasers purchased an aggregate of 2,500 shares of Series E Preferred Stock and the Company received aggregate proceeds of $2,500,000. The Series E Preferred Stock was sold at $1,000 a share. The November Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. The terms of the Series E Preferred Stock were previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on March 28, 2023 and the Certificate of Designation of Preferences, Rights and Limitations of the Series E Preferred Stock was filed as an exhibit to the Form 8-K.

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

The Purchasers under the November Purchase Agreement also were the holders of the Company's Series F Preferred Stock issued on August 2, 2023. The purchase agreement relating to the shares of Series F Preferred Stock required the consent of the holders in the event the Company were to issue common stock or rights to acquire common stock prior to December 31, 2023 at an effective price per share less than the then conversion price of the Series F Preferred Stock, which was $6.20 per share. As a result, on November 10, 2023 the Company and the holders of the Series F Preferred Stock entered into Exchange Agreements pursuant to which the holders of Series F Preferred Stock exchanged their 5,000 shares of Series F Preferred Stock for an equal number of shares of Series E Preferred Stock. As a result of the November Purchase Agreement and the Exchange Agreements, the Company issued a total of 7,500 shares of Series E Preferred Stock and the 5,000 shares of Series F Preferred Stock were cancelled.

On March 22, 2024, the Company entered into Securities Purchase Agreements with certain accredited investors. Pursuant to one agreement (the “Series E Purchase Agreement”), the Company issued an aggregate of 2,125 shares of Series E Convertible Preferred Stock and the Company received proceeds of $2,125,000. The Series E Preferred Stock was sold at $1,000 a share. The Series E Purchase Agreement contains customary representations, warranties, agreements, and indemnification rights and obligations of the parties.

As of December 31, 2023 and December 31, 2022, respectively, there were 11,500 and 0 shares of Series E Convertible Preferred Stock issued and outstanding.

Series F Convertible Preferred Stock

On August 1, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing, accredited investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement on August 2, 2023, the Purchaser purchased 5,000 shares of a newly authorized Series F Convertible Preferred Stock (the “Series F Convertible Preferred Stock”), and the Company received proceeds of $5,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

The Company's Board of Directors designated 5,000 shares as the Series F Preferred Stock. Each share of Series F Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the beneficial ownership limitation described below) determined by dividing the stated value of such share ($1,000) by the conversion price, which was $6.20 (subject to adjustment). The Company, however, shall not effect any conversion of the Series F Preferred Stock, and the holder shall not have the right to convert any portion of the Series F Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion. The purchasers of the Series F Preferred Stock elected that their ownership limitation would be 19.99%.

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

The Company also agreed that it would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement relating to the Series F Preferred Stock) on or prior to December 31, 2023 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series F Preferred Stock without the consent of the holders. As a result of that agreement, upon the issuance of 2,500 shares of Series E Preferred Stock (which have a conversion price of $3.00 per share) on November 10, 2023, the holders exchanged their 5,000 shares of Series F Preferred Stock for 5,000 shares of Series E Preferred Stock.

All of the shares of Series F Preferred Stock thereupon were cancelled. As of December 31, 2023 and December 31, 2022, respectively, there were 0 and 0 shares of Series F Convertible Preferred Stock issued and outstanding.

Approximate Number of Equity Security Holders

As of March 28, 2024, there were approximately 3,070 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Capital Market on March 28, 2024 was $4.34 per share.

Dividend

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

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2023 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Prospects and Outlook

The Company’s focus is to improve operational and technical execution which, we believe, will in turn enable the commercial side of the business to expand RIP and ALIS delivery into existing customers and to expand and diversify our current customer base. The Company’s primary customers have indicated readiness to order more equipment and services should the Company execute as expected on key deliverables. With the Company working toward a subscription platform approach and its expansion of its artificial intelligence offering, this will also open up additional commercial avenues to the Company. Historically, the Company has been focused on large, one-time sales with the subscription opportunities representing an expanded addressable market with emphasis on recurring revenues.

Additionally, the Company is making engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA) and Association of American Railroad (AAR) standards. These upgrades will continue to be released throughout 2024 and are expected to drive revenue growth this year and beyond.

The Company is expanding its focus in the rail industry to encompass passenger transportation and was awarded a large, multi-year contract with a national rail carrier. The Company anticipates that it will install a two-RIP solution for the carrier in 2024, with a long-term services agreement commencing upon delivery of the system.

Although the Company’s prospects for future revenue growth are anticipated to be favorable, investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control and unexpected macro events can have a severe impact on the business. Please see the risk factors identified in “Item 1A – Risk Factors” elsewhere in this Annual Report.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements included in this report.

For the year ended December 31, 2023 compared to December 31, 2022

The following table sets forth a summary of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended
	December 31,
	2023	2022

Revenues	$7,471,198	$15,012,366
Cost of revenues	6,162,317	10,264,263
Gross margin	1,308,881	4,748,103
Operating expenses	12,755,447	11,613,252
Loss from operations	(11,446,566)	(6,865,149)
Other income	204,848	366
Net loss	$(11,241,718)	$(6,864,783)

Revenues

	For the Years Ended
	December 31,
	2023	2022	% Change
Revenues:
Technology systems	$3,618,022	$11,190,292	-68%
Services and consulting	3,853,176	3,822,074	1%

Total revenues	$7,471,198	$15,012,366	-50%

For the full year 2023, there was a 50% decrease in overall revenues compared to 2022. This decrease was primarily driven by the substantial completion of two freight RIP projects, alongside ongoing procurement and manufacturing for our transit-focused RIPs in 2022. However, in 2023, despite progress into the advanced stages of procurement and manufacturing for the transit-focused RIPs, customer-driven delays beyond the Company’s control arose during the ongoing production of the two high-speed transit-focused RIPs and thus resulted in timing delays of the overall project delivery timeline shifting anticipated revenues into 2024. For the full year 2023, there was a small increase in services and consulting revenues as there were one-time services performed in 2022, related to major site maintenance and repairs for a single customer which did not occur in 2023. Underlying recurring revenues climbed by approximately 23% on a year-over-year basis. This growth is fueled by the expansion of service contracts following the completion of new portals in early 2023, coupled with the deployment of AI services deployed with several customers. The Company is focusing on increasing its business from services and the increase is the result of new contracts for existing and new systems which the Company anticipates will continue growing throughout 2024 and beyond. The Company continues to navigate delays outside of the Company's control related to the ongoing production and installation of our two high-speed transit-focused Railcar Inspection Portals. Management cautions that because of the delays in anticipated start dates, certain installations may produce revenues towards the end of 2024. These deferrals resulted in a slightly lower revenue growth performance than originally anticipated. However, the bulk of these deferred revenues are expected to be reported in 2024.

While customer-driven delays in the installation of our high-speed transit-focused Railcar Inspection Portals have impacted revenue growth timing year-over-year, the Company's capital structure remains resilient, allowing us to pursue large projects despite unexpected delays. It should be noted that the Company recently increased its working capital to account for an increase in pre-contract procurement activities to avoid a slowdown in revenues caused by delays in receiving certain components as had been the case in previous years. The Company undertook a major review of operations during 2021 and made significant changes in staffing including additional engineering staff and revamping its software development and Artificial Intelligence staffing. These efforts have yielded benefits throughout 2022, 2023 and beyond.

Overall, in 2023, the Company achieved notable success in advancing procurement and manufacturing for its transit-focused RIPs, expanding service contracts, and securing new AI contracts and growing its AI portfolio, including the announcement of its inaugural subscription customer. Recurring revenue from services and consulting continues to grow and is expected to contribute significantly to future revenue streams, bolstered by new long-term contracts with existing customers expected to commence in the coming months.

Cost of Revenues

	For the Years Ended
	December 31,
	2023	2022	% Change
Cost of revenues:
Technology systems	$4,352,247	$8,376,649	-48%
Services and consulting	1,810,070	1,887,614	-4%
Total cost of revenues	$6,162,317	$10,264,263	-40%

Cost of revenues largely comprises equipment, certain fixed labor and overhead necessary to support the implementation of new systems and support and maintenance of existing systems. Cost of revenues on technology systems decreased during the period compared to the equivalent period in 2022 in-line with the decline in project revenues. The decline in costs generally follows the same trend as project revenues year-over-year as a result of an overall timing difference of major project work related to the substantial completion of two freight Railcar Inspection Portals and subsequent progression of procurement and manufacturing for the transit-focused RIPs compared to the equivalent period in 2023 where the Company continued to progress into the advanced stages of procurement and manufacturing of the transit-focused RIPs, which it anticipates completing during 2024.

These internal costs are being recognized against project and support revenues with a similar reduction in costs previously recognized for research and development, engineering and internal support. The project costs reflect subsequent allocations of fixed costs related to the staff and departmental costs associated with procurement, manufacturing and installation of RIP installations. As such, in 2023, this fixed component contributed to a negative margin on the Technology systems revenues. In concert with this, there is a continued focus on construction costs and savings through efficiency, but the Company has elected to retain its key employees in anticipation of expected sales growth in technology systems and services in 2024 and beyond.

Cost of revenues decreased on services and consulting year-over-year. The decrease in costs was a result of one-time services performed in 2022, related to major site maintenance and repairs for a single customer slightly offset by additional services costs related to the completion of two new freight portals in early 2023. The Company continues to put into service additional artificial intelligence algorithms and maintenance and support services which are high margin and represent only marginal increases in the requisite costs to deliver these services.

Gross Margin

	For the Years Ended
	December 31,
	2023	2022	% Change

Revenues	$7,471,198	$15,012,366	-50%
Cost of revenues	6,162,317	10,264,263	-40%
Gross margin	$1,308,881	$4,748,103	-72%

Gross margin showed a decrease for the year ended December 31, 2023 as compared to the same period in 2022. As noted above, the decline in margin was a direct result of an increased level of business activity the Company recognized in 2022 related to the delivery of two freight portals and the progression of the transit-focused RIPs compared to the activity in 2023 as well as project delays that were experienced in the latter half of 2023. The business activity in 2023 consisted primarily of continued progression into the advanced stages of procurement and manufacturing for the transit-focused RIPs. The Company began to recognize revenue and profit on those activities in accordance with its revenue recognition policy. The recognition of the revenue and subsequent profit from these projects, as well as underlying services and maintenance revenues from existing and recently completed projects, coupled with the previously mentioned fixed departmental costs resulted in a gross margin of approximately 18%. By comparison for the full-year 2022, the Company had increased business activity from a handful of projects primarily related to the substantial completion of two freight RIPs along with significant progress made on the procurement and manufacturing of our two transit-focused RIPs. The recognition of the revenue and subsequent profit from these major projects, as well as underlying services and maintenance revenues from existing projects, resulted in a 32% gross margin in 2022.

Operating Expenses

	For the Years Ended
	December 31,
	2023	2022	% Change
Operating expenses:
Sales and marketing	$1,493,309	$1,337,186	12%
Research and development	1,812,951	1,651,064	10%
General and Administration	9,449,187	8,625,002	10%
Total operating expense	$12,755,447	$11,613,252	10%

Overall operating expenses were higher by 10% in 2023 as compared to the full-year 2022. There was a 12% increase in sales and marketing related to increased investment into the capability of the commercial team, including the addition of professionals with extensive experience and leadership in the rail industry. Research and development costs saw a 10% uptick during the year, driven by the increased personnel costs related to the departments allocated to R&D. Additionally, a 10% increase in general and administration costs was influenced by several factors, including non-cash amortization charges associated with roughly 400,000 share options that were issued during 2023 as well as an increase in incentive programs tied to certain 2022 performance targets. These efforts reflect a focus on employee retention and to drive higher performance and attract and retain better quality resources in a tight labor market. The Company still faces some pressure on existing staff compensation as a result of inflation in prior years but remains focused to manage and stabilize administrative costs without interruption to customer service. Other factors driving the increase in general and administration costs include an increase in depreciation charges linked to capitalized AI development cost for third party support to expand Duos’ AI catalog to over 40 algorithms by the end of 2023. Lastly the Company saw increased general and administration costs related to a financing deal which was ultimately not consummated with a bank as well as additional legal and consulting fees related to intellectual property and patents documentation and support. These changes in expenses reflect the Company's ongoing efforts to invest in talent, expand capabilities, and drive growth in line with its operating plan.

Loss From Operations

The losses from operations for the years ended December 31, 2023 and 2022 were $11,446,566 and $6,865,149, respectively. The increase in losses from operations during the year was the result of declining system revenues stemming from a decrease in business activity as well as project delays experienced in the latter half of 2023 that were beyond the Company’s control. The Company has continued to face inflation and supply chain pressures during 2023 and, as normal course of business, has worked to balance these impacts through management of customer contracts and cost control efforts.

Interest Expense

Interest expense for the years ended December 31, 2023 and 2022 was $7,159 and $9,191, respectively. The reduction in interest expense was primarily attributed to the extinguishment of equipment financing payables in 2023 that were present during 2022.

Other Income

Other income for the years ended December 31, 2023 and 2022 was $212,007 and $9,557, respectively. The increase is mainly attributable to the Company's sale of its iCAS assets to a purchaser in the second quarter of 2023 for $165,000 through a convertible note.

Net Loss

The net loss for the years ended December 31, 2023 and 2022 was $11,241,718 and $6,864,783, respectively. The increase in net loss is primarily attributable to the decrease in project activity in 2023 compared to 2022, offset slightly with an increase in the Company’s recurring services and consulting. Net loss per common share was $1.56 and $1.11 for the years ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of December 31, 2023, the Company has a cash balance of $2,441,842 and an Accounts Receivable balance of $1,462,463.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Years Ended
	December 31,
	2023	2022

Net cash used in operating activities	$(8,746,564)	$(7,873,307)
Net cash used in investing activities	(1,093,909)	(644,888)
Net cash provided in financing activities	11,161,223	8,745,567
Net increase (decrease) in cash	$1,320,750	$227,372

Net cash used in operating activities for the years ended December 31, 2023 and 2022 was $8,746,564 and $7,873,307, respectively. The increase in net cash used in operations for the year ended December 31, 2023 was the result of expenditures related to current projects as previously discussed as well as expenditures related to projects which the Company anticipates will be completed in 2024. In addition, there are several changes in assets and liabilities that increased the use of cash in operations including decreases in accounts payable, accrued expenses and the operating lease obligation.

Net cash used in investing activities for the years ended December 31, 2023 and 2022 was $1,093,909 and $644,888, respectively. The Company continued to invest in computing, lab equipment, internal use software and artificial intelligence detections development as reflected in the year-over-year increase in 2023.

Net cash provided in financing activities for the years ended December 31, 2023 and 2022 was $11,161,223 and $8,745,567, respectively. Cash flows provided by financing activities during 2023 were primarily attributable to gross proceeds from the issuance of preferred stock to shareholders in the amount of $11,500,000, offset by $25,797 in issuance costs. 2023 marked an increase from 2022 financing activities of $8,745,567.

During 2023, we funded our operations through the sale of our equity (or equity linked) securities, and through revenues generated and cash received from ongoing project execution, services and associated maintenance revenues. As of March 27, 2024, we have cash on hand of approximately $3,329,753 after an equity capital raise in March 2024 which provided net proceeds of $2,745,000. We have approximately $165,500 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

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

In the event of expansion into owning and operating its own Railcar Inspection Portals, the Company’s cash requirements and timing may shift. Specifically, the Company would endeavor to buy all materials ahead of time and invest in the RIP with follow-on contracts for long-term services and licensing. While this would shift the Company’s cash requirements, it anticipates a 12 – 18-month cash break-even point for each site and an opportunity for improved cash flows over time with high-margin agreements with the investment bolstered by access to further funding via common stock and private placement offerings.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $11,241,718 for the year ended December 31, 2023. During the same period, cash used in operating activities was $8,746,564. The working capital surplus and accumulated deficit as of December 31, 2023, were $3,009,842 and $63,603,552, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offerings and private placements which were completed during the first, third and fourth quarters of 2022, the first, third and fourth quarters of 2023, as well as the first quarter of 2024.

As previously noted, the Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Preferred Stock. Additionally, late in the first quarter of 2024, the Company raised gross proceeds of $2,745,000 from the issuance of a combination of Series D and E Preferred Stock (See Note 17). As part of its strategy, the Company will endeavor to utilize the Preferred Series E and the remainder of the Series D as additional funding mechanisms. Additionally, during the second quarter of 2024, the Company will again have access to its S-3 “shelf registration” statement allowing the Company to sell additional common shares. At the time of this document, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business in the event it did not have an uptake in the preferred classes of shares previously noted. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) previously affected our operations, particularly in our supply chain, we now believe that the supply chain lags have largely been abated. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

In addition, management has taken and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, with the combination of commercial sales success, Series E Preferred Stock offering coupled with an S-3 shelf registration availability starting in the second quarter of 2024, it will have sufficient working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen growth in its contracted backlog as well as significant, positive signs from new commercial projects that indicate improvements in future revenues.

Management believes that, at this time, the conditions in our market space with ongoing contract delays and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, recent private placements as well as the availability to raise capital via its shelf registration indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We continue executing the plan to grow our business and achieve profitability. The Company may selectively look at opportunities for fund raising in the future. Management has extensively evaluated our requirements for the next 12 months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2022 and will continue in 2024 and beyond. As a result, we expect to generate sufficient revenue and to attain profitable operations with minimal cash use in the next 12-18 months. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Estimates

Revenue Recognition

The Company recognizes revenue over time using a cost-based input methodology in which significant judgment is required to estimate costs to complete projects. These estimated costs are then used to determine the progress towards contract completion and the corresponding amount of revenue to recognize. The Company follows the principles in ASC 606 which include the following: a contract with a customer creates distinct contract assets and performance obligations, satisfaction of a performance obligation creates revenue, and a performance obligation is satisfied upon transfer of control to a good or service to a customer.

Revenue is recognized by evaluating the Company revenue contracts with customers based on the five-step model under ASC 606:

1.	Identify the contract with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to separate performance obligations; and
5.	Recognize revenue when (or as) each performance obligation is satisfied.

The Company generates revenue from four sources:

1.	Technology Systems
2.	AI Technologies
3.	Technical Support
4.	Consulting Services

Stock Based Compensation

The Company accounts for employee and non-employee stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock units, and employee stock purchases based on estimated fair values. The stock-based compensation carries a graded vesting feature subject to the condition of time of employment service with awarded stock-based compensation tranches vesting evenly upon the anniversary date of the award.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. In accordance with ASC 718-10-35-8, the Company elected to recognize the fair value of the stock award using the graded vesting method as time of employment service is the criteria for vesting. The Company amortizes the fair value of the stock award over the requisite service periods of the awards, which is generally the vesting period. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly subjective variables.

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

There are no reportable events under this item for the year ended December 31, 2023.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the quarter ended December 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Name	Age	Position
Charles P. Ferry	57	Chief Executive Officer, Director
Andrew W. Murphy	40	Chief Financial Officer
Kenneth Ehrman(1)	52	Chairman
Frank Lonegro (2)	55	Director
Ned Mavrommatis (3)	52	Director
James Craig Nixon (4)	63	Director

———————

(1)	Chairman of our Board of Directors, member of the Compensation Committee, Chairman of the Corporate Governance and Nominating Committee, and resigned his membership of the Audit Committee effective April 1, 2024.
(2)	Independent Director and Member of the Audit Committee effective April l, 2024.
(3)	Chairman of the Audit Committee, member of the Compensation Committee and Corporate Governance and Nominating Committee.
(4)	Chairman of the Compensation Committee, member of the Audit Committee and the Corporate Governance and Nominating Committee.

Charles P. Ferry, Chief Executive Officer, Director

Mr. Ferry was appointed Chief Executive Officer, effective September 1, 2020. Mr. Ferry was then elected as a member of our Board of Directors on November 19, 2020 by our shareholders. Mr. Ferry combines over three years of experience in the energy industry and seven years in the defense contracting industry following 26 years of active-duty service in the United States Army. From 2018 through 2020, Mr. Ferry was the Chief Executive Officer for APR Energy, a global fast-track power company. Prior to this, Mr. Ferry was the President and Chief Operating Officer of APR Energy from 2016 to 2018. From 2014 to 2016, Mr. Ferry was the General Manager for ARMA Global Corporation, a wholly owned subsidiary of General Dynamics, a defense contracting company that delivered Information Technology engineering, services, and logistics. Mr. Ferry was the Vice President of ARMA Global Corporation from 2010 to 2014 before being acquired by General Dynamics. From 2009 to 2010, Mr. Ferry was the Director, Business Development and Operations at Lockheed-Martin. His leadership assignments in the U.S. Army include: Director, NORAD-NORTHCOM Current Operations, Infantry Battalion Task Force Commander, Joint Special Operations Task Force Commander, Regimental and Battalion Operations Officer, and Airborne Rifle Company Commander. His military leadership assignments include 48 months of combat in Somalia, Afghanistan and Iraq.

Mr. Ferry has an undergraduate degree from Brigham Young University.

Our Board of Directors believes Mr. Ferry brings significant commercial and operational experience to the Company and has shown demonstrable leadership skills as both a Military officer with a distinguished service record and in leading companies to profitable growth.

Andrew W. Murphy, Chief Financial Officer

Mr. Murphy has over 16 years of progressive business experience in accounting and finance including nearly five years of public company experience for a London Stock Exchange-based company. He joined Duos Technologies, Inc. in 2020 where he served on the Commercial team to support new project bids while also building out the Finance function. Prior to joining Duos, from 2011 to 2020 Mr. Murphy held progressive senior Finance roles within APR Energy, a global fast-track power and asset management company formerly listed on the London Stock Exchange (LSE). In these roles Mr. Murphy oversaw the pricing & risk management efforts for more than $800 million in new business and asset transactions across the globe. Additionally, he was also responsible for managing the FP&A function as well as supporting M&A activity and the investor relations function during APR Energy’s time on the LSE. Prior to his time with APR, Mr. Murphy served in corporate accounting roles within a Fortune 500 company as well as time working in public accounting with a focus on tax and business services.

Mr. Murphy graduated from Jacksonville University “cum laude” with a business degree in Accounting and later received his Master’s degree in Business Administration with a focus in Finance.

Kenneth Ehrman, Chairman

Mr. Ehrman joined the Board on January 31, 2019. He was elected as Chairman of the Board in November 2020. As an innovator in intelligent machine to machine (MtoM wireless technology) and industrial applications of the internet of things (IoT), Mr. Ehrman has coauthored more than 40 patents in wireless communications, mobile data, asset tracking, power management cargo and impact sensing as well as rental car management.  Mr. Ehrman is the founder of Halo Collar, which invented a technology used for the tracking of canines to replace GPS-based wireless fences. Halo Collar has recorded more than 20,000-unit sales since its inception in July 2020. He also currently serves as an independent consultant to several high-technology companies in supply chain/logistics and transportation. Mr. Ehrman advises technology companies focused on solutions for these industries.

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

Mr. Ehrman is also the Chairman of the Corporate Governance and Nominating Committee as well as a member of the Compensation Committee. The Board believes that Mr. Ehrman’s management experience, engineering expertise and long history and familiarity with industries the Company currently operates in, make him ideally qualified to help lead the Company towards continued growth.

Frank A. Lonegro, Director

Mr. Lonegro was elected to the Board of Directors on July 19, 2023. Since February 2024, Mr. Lonegro has been the Chief Executive Officer and a board member of Landstar Systems, Inc. (Nasdaq: LSTR), a technology-focused integrated transportation solutions and services provider based in Jacksonville, Florida. From 2020 to early 2024, Mr. Lonegro was an Executive Vice President and the Chief Financial Officer of Beacon Roofing Supply, Inc., the largest publicly traded distributor of roofing materials and complementary building products in North America. Prior to Beacon, he had a nearly 20-year career with CSX Corporation, a Fortune 500 transportation company, where he most recently served as Executive Vice President and Chief Financial Officer from 2015 to 2019. Mr. Lonegro’s career at CSX entailed a unique blend of cross-functional experience, combining financial, operational and functional executive leadership roles. As Chief Financial Officer, he helped lead transformative operational changes yielding substantial productivity savings and markedly improved operating margins which led to significant stockholder value creation. Prior to his role as Chief Financial Officer, Mr. Lonegro delivered strong results in key leadership roles of increasing responsibility across operations, service, information technology and internal audit. Prior to joining CSX, Mr. Lonegro practiced law for seven years, focusing on complex commercial litigation, loan workouts and business transactions. Mr. Lonegro earned a bachelor’s degree from Duke University, a law degree from the University of Florida and an MBA from the University of Florida.

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

After retiring from the Army in 2011, he was an original Partner at McChrystal Group, helped create a highly successful leadership consulting company and led their engagements with a number of technology focused Fortune 500 companies. In 2013 he became the Chief Executive Officer of ACADEMI and over three years through a combination of organic growth and acquisitions built Constellis Group, a global leader in security and training with over 10,000 employees in 30 countries. During his tenure Constellis tripled in revenue to over $1 billion annually and saw a fivefold increase in EBITDA. Mr. Nixon is founder and Chief Executive Officer of Nixon Six Solutions from January 2016 until present, a consulting firm focusing on growth and market entry strategy, leadership, and mergers & acquisitions. He is on a number of government and technology boards and is also a frequent speaker on geopolitics, leadership, and veterans’ challenges.

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

Key Employees

Jeff Necciai, Chief Technology Officer, Operating Subsidiary Duos Technologies, Inc.

Mr. Necciai brings over 25 years of experience in designing, developing, and delivering value-driven technology solutions across a wide range of industries to Duos. Prior to joining Duos in January 2021, Jeff served as the Chief Technology Officer of NASCENT Technology, where he cultivated and led high-performing cross-functional product teams to develop and deliver comprehensive gate automation solutions to rail and maritime terminal customers. Jeff was responsible for the solution design and software architecture for many of the company's innovations, including an advanced OCR and imaging solution, proprietary point-to-point VoIP technology, an automated work queue management system, a line of integrated “smart” outdoor IP-based callboxes, and a comprehensive human-assisted security and surveillance platform. In 2001, Jeff co-founded and served as Lead Systems Architect for Solution Dynamics, which developed remote digital video surveillance products for institutional customers. Jeff is listed on several technology-based patents and has contributed articles for publications such as American Shipper, World Cargo News, and the Journal of Commerce. Jeff holds a Bachelor of Science Degree in Business Administration from Clarion University of Pennsylvania.

Chris King, Chief Commercial Officer, Operating Subsidiary Duos Technologies, Inc.

Mr. King joins Duos with over 20 years of operational and commercial leadership experience within the energy and supply chain sectors. Prior to joining Duos, he served in a series of progressive management roles within APR Energy (“APR”), a global fast track power company. During Mr. King’s time at APR, his responsibilities included: leading all power plant operations, which consisted of 16 sites around the world and over 500 employees; managing acquisition integrations of over $300 million in new projects; maintaining full P&L accountability for all operations; and building and heading up a team that closed over $1 billion in new revenue, asset sales, and contract extensions. Prior to his time at APR, Mr. King held several operational leadership roles at CEVA Logistics, including a role as Lean Six Sigma Leader in charge of designing and executing continuous improvement projects for CEVA operations across the world.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, the reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended December 31, 2023, were filed timely, except for one Form 4 for each of Mr. Ferry and Mr. Murphy in connection with grants of options were not filed timely.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer and Chief Financial Officer, to ensure honest and ethical conduct, full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934, and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at 7660 Centurion Parkway, Suite 100, Jacksonville, Florida 33256.

Board Composition and Director Independence

Our Board of Directors currently consists of five members: Mr. Kenneth Ehrman, Mr. Charles P. Ferry, Mr. Ned Mavrommatis, Mr. James Craig Nixon, and Mr. Frank Lonegro. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Nasdaq Listing Rule 5605(a)(2).

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. Based on such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Ehrman, Mr. Mavrommatis, Mr. Nixon, and Mr. Lonegro are all qualified as independent and none of them have any material relationship with us that might interfere with his exercise of independent judgment.

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

Mr. Mavrommatis, Mr. Nixon and Mr. Ehrman, all of whom are independent directors within the meaning of the Nasdaq’s listing rules, are the Chairman of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee, respectively. Each of the independent members of our Board of Directors also serves on one or more committees as previously disclosed.

Audit Committee

The Audit Committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include, but are not limited to:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•	discussing our risk management policies;
•	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;
•	meeting independently with our independent registered public accounting firm and management;
•	reviewing and approving or ratifying any related person transactions;
•	preparing the audit committee report required by SEC rules; and
•	oversight of cybersecurity risk management and governance.

Our board has determined that Mr. Mavrommatis is currently qualified as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. Mr. Mavrommatis serves as the Chairman of the Audit Committee.

Compensation Committee

The Committee’s compensation-related responsibilities include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;
•	reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;
•	determining the need for and the appropriateness of employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or board of directors;
•	providing oversight of management’s decisions concerning the performance and compensation of other Company officers, employees, consultants and advisors;
•	reviewing our incentive compensation and other equity-based plans and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;
•	overseeing and administering the Company’s Policy for the Recovery of Erroneously Awarded Compensation;
•	reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and
•	selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

Mr. Nixon serves as the Chairman of the Compensation Committee.

Corporate Governance and Nominating Committee

The responsibilities of the Corporate Governance and Nominating Committee include:

•	recommending to the board of directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board;
•	considering candidates proposed by stockholders in accordance with the requirements in the Committee charter;
•	overseeing the administration of the Company’s Code of Ethics;
•	reviewing with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;
•	having the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;
•	recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;
•	overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively; and
•	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

Mr. Ehrman serves as the Chairman of the Corporate Governance and Nominating Committee.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)		Options ($)		Other Comp. ($)	Total ($)

Charles P. Ferry,	2023	260,625	125,000	(1)	73,365	(2)	—	458,990
Chief Executive Officer (CEO)	2022	250,000	150,000	(3)	235,144	(4)	—	635,144

Andrew W. Murphy,	2023	221,010	57,240	(6)	58,692	(7)	—	336,942
Chief Financial Officer (CFO)(5)	2022	206,500	60,000	(8)	188,115	(9)	—	454,615

Adrian G. Goldfarb,	2023	224,675	31,000	(11)	55,024	(12)	—	310,699
Former Chief Financial Officer(10), Former Director	2022	214,385	50,000	(13)	176,358	(14)	—	440,743

Connie L. Weeks,	2023	—	—		—		—	—
Former Chief Accounting Officer(15)	2022	167,030	20,000	(16)	94,058	(17)	—	281,088

———————

(1)	Represents $125,000 objectives bonus.
(2)	Option compensation is the fair market value of 37,889 share, five-year options with a strike price of $4.22 and three-year vesting granted to Mr. Ferry as a retention incentive. See table below for valuation methodology.
(3)	Represents $150,000 objectives bonus.
(4)	Option compensation is the fair market value of 100,000 share, five-year options with a strike price of $6.41 and three-year vesting granted to Mr. Ferry as a retention incentive. See table below for valuation methodology.
(5)	Mr. Murphy became Chief Financial Officer effective November 15, 2022.
(6)	Represents $57,240 objectives bonus.
(7)	Option compensation is the fair market value of 30,311 share, five-year options with a strike price of $4.22 and three-year vesting granted to Mr. Murphy as a retention incentive. See table below for valuation methodology.
(8)	Represents $60,000 objectives bonus.
(9)	Option compensation is the fair market value of 80,000 share, five-year options with a strike price of $6.41 and three-year vesting granted to Mr. Murphy as a retention incentive. See table below for valuation methodology.
(10)	Mr. Goldfarb retired as Chief Financial Officer effective November 15, 2022.
(11)	Represents $31,000 objectives bonus.
(12)	Option compensation is the fair market value of 28,417 share, five-year options with a strike price of $4.22 and three-year vesting granted to Mr. Goldfarb as a retention incentive. See table below for valuation methodology.
(13)	Represents $50,000 objectives bonus.
(14)	Option compensation is the fair market value of 75,000 share, five-year options with a strike price of $6.41 and three-year vesting granted to Mr. Goldfarb as a retention incentive. See table below for valuation methodology.
(15)	On December 31, 2022 Ms. Weeks retired from the Company.
(16)	Represents bonus award for long service to the Company.
(17)	Option compensation is the fair market value of 40,000 share, five-year options with a strike price of $6.41 and initial three-year vesting granted to Ms. Weeks as a retention incentive. Ms. Weeks' options become fully vested upon her retirement on December 31, 2022 as an accommodation for long service to the Company. See table below for valuation methodology.

	For the Years Ended December 31,
	2023	2022
Risk free interest rate	3.73%	0.97% - 3.15%
Expected term in years	3.50	3.25 - 3.50
Dividend yield	—	—
Volatility of common stock	54% - 118%	72% - 80%
Estimated annual forfeitures	—	—

Outstanding Equity Awards at December 31, 2023

Name	Number of shares underlying unexercised options exercisable	Equity Incentive Plan Awards; Number of shares underlying unexercised unearned options	Option exercise price	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested $	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested $
Charles P. Ferry	—	37,889	$4.22	03/31/2028	—	—	37,889	$0
Charles P. Ferry	33,333	66,667	$6.41	12/31/2026	—	—	66,667	$0
Charles P. Ferry	100,000	—	$4.18	08/31/2025	—	—	—	—
Andrew W. Murphy	—	30,311	$4.22	03/31/2028	—	—	30,311	$0
Andrew W. Murphy	26,667	53,333	$6.41	12/31/2026	—	—	53,333	$0
Andrew W. Murphy	20,000	—	$4.35	11/22/2025	—	—	—	—
Adrian G. Goldfarb	—	28,417	$4.22	03/31/2028	—	—	28,417	$0
Adrian G. Goldfarb	25,000	50,000	$6.41	12/31/2026	—	—	50,000	$0
Adrian G. Goldfarb	18,929	—	$6.00	03/31/2025	—	—	—	—
Adrian G. Goldfarb	18,929	—	$4.74	03/31/2025	—	—	—	—
Connie L. Weeks	40,000	—	$6.41	12/31/2026	—	—	—	—
Connie L. Weeks	18,929	—	$6.00	03/31/2025	—	—	—	—
Connie L. Weeks	18,929	—	$4.74	03/31/2025	—	—	—	—

Employment Agreements

Charles P. Ferry

On September 1, 2020, the Company entered into an employment agreement (the “Ferry Employment Agreement”) with Charles P. Ferry pursuant to which Mr. Ferry serves as Chief Executive Officer of the Company. The Ferry Employment Agreement is for a term of one year (the “Initial Term”) and shall be automatically extended for additional terms of successive one-year periods (the “Additional Term”) unless the Company or Mr. Ferry gives at least 60 days written notice of non-renewal prior to the expiration of the Initial Term or an Additional Term. During 2022 Mr. Ferry received a base salary at an annual rate of $250,000 and also received a bonus in the amount of $150,000 during 2022 for achievement of certain objectives in 2022 in accordance with criteria determined by our Board of Directors and based on the review and recommendation of the Compensation Committee. In 2023, Mr. Ferry’s annual salary was increased to $265,000 and he was paid a bonus of $125,000 based on criteria determined by our Board of Directors and based on the review and recommendation of the Compensation Committee. Mr. Ferry continues to be eligible for an annual bonus in an amount up to $150,000 in accordance with criteria, including but not limited to, revenue targets, profitability and other key performance indicators. Additionally, Mr. Ferry initially received 100,000 non-qualified stock options that are exercisable into 100,000 shares of our common stock at an exercise price of $4.18, of which 100% were vested as of September 1, 2022. He received a further grant in January 2022 in the amount of 100,000 non-qualified options with a term of five years and a exercise price of $6.41. The options have a three-year vesting period. Additionally, he received a further grant in April 2023 in the amount of 37,889 non-qualified options with a term of five years and a exercise price of $4.22. The options have a three-year vesting period. The Ferry Employment Agreement can be terminated with or without cause at any time during the Initial Term or during an Additional Term. As a full-time employee of the Company, Mr. Ferry is eligible to participate in all of the Company’s benefit programs.

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

Andrew W. Murphy

On December 1, 2023, the Company entered into an employment agreement (the “Murphy Employment Agreement”) with Andrew W. Murphy, pursuant to which Mr. Murphy serves as Chief Financial Officer of the Company. The Murphy Employment Agreement is for a term through March 31, 2025 (the “Initial Term”) and shall be automatically extended for additional terms of successive one-year periods (the “Additional Term”) unless the Company or Mr. Murphy gives at least 60 days written notice of non-renewal prior to the expiration of the Initial Term or each Additional Term. Mr. Murphy is to receive a base salary at the annual rate of $224,720. Mr. Murphy is also eligible for an annual performance bonus in an amount up to $70,000 in accordance with criteria, including but not limited to, revenue targets, profitability and other key performance indicators, as recommended by the Chief Executive Officer and accepted by the Board of Directors. Additionally, Mr. Murphy initially received 20,000 non-qualified stock options at an exercise price of $4.35 with a term of five years and have a three-year vesting period. He received a further grant in January 2022 in the amount of 80,000 non-qualified options with a term of five years and a strike price of $6.41. The options have a three-year vesting period. Additionally, he received a further grant in April 2023 in the amount of 30,311 non-qualified options with a term of five years and an exercise price of $4.22. The options have a three-year vesting period. The Murphy Employment Agreement may be terminated with or without cause and by Mr. Murphy for good reason. As a full-time employee of the Company, Mr. Murphy will be eligible to participate in all of the Company’s benefit programs.

Potential Payments upon Change of Control or Termination following a Change of Control and Severance.

The Murphy Employment Agreement contains certain provisions for early termination, which may result in a severance payment equal to up to six months of base salary then in effect. Generally, we do not provide any severance specifically upon a change in control, nor do we provide for accelerated vesting upon a change in control.

Adrian G. Goldfarb

On April 1, 2018, the Company entered into an employment agreement (the “Goldfarb Employment Agreement”) with Adrian G. Goldfarb, pursuant to which Mr. Goldfarb served as Chief Financial Officer of the Company through November 15, 2022 and subsequently, assumed a new role as Strategic Advisor to the CEO. During 2022, Mr. Goldfarb was paid an annual salary of $220,000 and he was paid a bonus of $50,000. In 2023, Mr. Goldfarb’s annual salary was increased to $226,600 and he was paid a bonus of $31,000. The Goldfarb Employment Agreement had an initial term through March 31, 2019, subject to renewal for successive one-year terms unless either party gives the other notice of that party’s election to not renew at least 60 days prior to the expiration of the then-current term. The Goldfarb Employment Agreement remains in effect through March 31, 2024 at which point the agreement will be terminated. The Goldfarb Employment Agreement was approved by the Compensation Committee.

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

Connie L. Weeks

On April 1, 2018, the Company entered into an employment agreement (the “Weeks Employment Agreement”) with Connie L. Weeks, pursuant to which Ms. Weeks served as Chief Accounting Officer of the Company. During 2022, Ms. Weeks was paid an annual salary of $152,260 as well as a $20,000 performance bonus and $14,770 in compensations for unused paid time off. The Weeks Employment Agreement had an initial term that extended through March 31, 2019, subject to renewal for successive one-year terms unless either party gave notice of that party’s election to not renew to the other party at least 60 days prior to the expiration of the then-current term. Ms. Weeks gave notice to the Company that she would be retiring effective December 31, 2022. As a consequence, the Weeks Employment Agreement terminated effective December 31, 2022. The Weeks Employment Agreement was approved by the Compensation Committee.

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

Director Compensation

Starting in 2021, the Compensation Committee determined that directors will receive $40,000 for serving as a member of a committee and $10,000 for serving as Chairman of a committee. The $10,000 fee is also inclusive of any services rendered as a member of one or more committees. The board compensation will be paid 40% in cash and 60% in shares of restricted common stock or options to purchase shares of our common stock, as elected by the board member. Each board member may further elect to receive up to 100% of compensation in restricted stock.

The following table summarizes data concerning the compensation of our non-employee directors for the year ended December 31, 2023.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Ehrman (1)	5,000	45,000	0	0	0	0	50,000
Frank A. Lonegro (2)	0	18,065	0	0	0	0	18,065
Ned Mavrommatis (3)	20,000	30,000	0	0	0	0	50,000
James Craig Nixon (4)	0	50,000	0	0	0	0	50,000

———————

(1)	Kenneth Ehrman was appointed to the board in January 2019. Through November 19, 2020, he served as Chairman of the Compensation Committee and as of that date he was named Chairman of our Board of Directors. He serves as a member of the Compensation Committee and is Chairman of the Corporate Governance and Nominating Committee. He was also a member of the Audit Committee through April 1, 2024
(2)	Frank A. Lonegro was appointed to the board on July 19, 2023. Mr. Lonegro became a member of the Audit Committee on April 1, 2024. Mr. Lonegro elected to receive all of his compensation in stock.
(3)	Ned Mavrommatis was appointed to the board on August 13, 2019. Through November 19, 2020, he served as Co-Chairman of the Audit Committee and since then he has been the sole Chairman of the Audit Committee and he is a member of the Compensation and Corporate Governance and Nominating Committees.
(4)	James Craig Nixon was appointed to the board on July 15, 2021. Since his appointment, he has served as Chairman of the Compensation Committee and he is a member of the Audit and Corporate Governance and Nominating Committees. Mr. Nixon elected to receive all of his compensation in stock.
(5)

Reflects the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718.  In determining the grant date fair value of stock awards, the Company used the closing price of the Company’s common stock on the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 28, 2024, our authorized capitalization was 500,000,000 shares of common stock $0.001 par value per share, 500,000 shares of Series A Redeemable Convertible Preferred Stock (“Preferred A”), 15,000 shares of Series B Convertible Preferred Stock (“Preferred B”), 5,000 shares of Series C Convertible Preferred Stock (“Preferred C”), 4,000 shares of Series D Convertible Preferred Stock (“Preferred D”), 30,000 shares of Series E Convertible Preferred Stock (“Preferred E”), and 5,000 shares of Series F Convertible Preferred Stock (“Preferred F”). As of the same date, there were 0 shares of Preferred A, 0 shares of Preferred B, 0 shares of Preferred C, 1,919 shares of Preferred D, 13,625 shares of Preferred E, and 0 shares of Preferred F outstanding, respectively, and 7,306,663 shares of our common stock issued. Additionally, our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of March 28, 2024, the number of shares of our common stock beneficially owned by (i) each person who is known by us to own of record or beneficially five percent or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned. The address of our directors and executive officers is c/o Duos Technologies Group, Inc., at 7660 Centurion Parkway, Suite 100, Jacksonville, Florida 32256.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned
5% Beneficial Shareholders
Bleichroeder LP 1345 Avenue of the Americas, 47th Floor New York, NY 10105 (1)	1,504,934	19.99%
Pessin Family Holdings 500 Fifth Avenue, Suite 2240 New York, NY 10110 (2)	1,459,945	20.00%
Bard Associates, Inc. 135 South LaSalle Street, Suite 3700 Chicago, Illinois 60603(3)	418,283	5.72%
Laurence W. Lytton 467 Central Park West New York, New York 10025(4)	482,976	6.60%
Directors and Executive Officers
Charles P. Ferry(5)	140,409	1.89%
Andrew W. Murphy(6)	49,866	*
Kenneth Ehrman(7)	74,528	*
Ned Mavrommatis(8)	43,519	*
James C. Nixon	37,759	*
Frank A. Lonegro	4,835	*
Executive Officers and Directors as a Group (6 persons)	350,916	4.67%

———————

*Denotes less than 1%

(1)	Based on Amendment No. 7 to Schedule 13G/A filed by Bleichroeder LP (“Bleichroeder”) with the SEC on February 14, 2024 (the “Bleichroeder 13G/A”). According to the Bleichroeder 13G/A, Bleichroeder is an investment advisor registered under Section 203 of the Investment Advisers Act of 1940 and as of February 14, 2024 was deemed to be the beneficial owner of 1,283,162 shares of our Common Stock (21 April Fund, Ltd. held 929,522 shares and 21 April Fund, LP held 353,640 shares) as a result of acting as investment advisor to various clients. Bleichroeder also owns warrants to purchase shares of our Common Stock held of record by 21 April Fund, Ltd. in the amount of 32,724 and warrants to purchase shares of our Common Stock held of record by 21 April Fund LP (together with 21 April Fund, Ltd., the “21 April Entities”) in the amount of 11,920, which are subject to a 9.99% beneficial ownership limitation included in such warrants. The 21 April Entities also purchased 999 shares of Series D Preferred Stock on September 30, 2022, which are convertible into 333,000 shares of Common Stock (21 April Fund, Ltd. holds 237,000 common equivalent shares and 21 April Fund, LP holds 96,000 common equivalent shares). The 21 April Entities also purchased 4,000 shares of Series E Preferred Stock on March 27, 2023, which are convertible into 1,333,334 shares of Common Stock (21 April Fund, Ltd. holds 933,334 common equivalent shares and 21 April Fund, LP holds 400,000 common equivalent shares). The 21 April Entities also purchased an additional 2,500 shares of Series E Preferred Stock on November 10, 2023, which are convertible into 833,333 shares of Common Stock (21 April Fund, Ltd. holds 508,333 common equivalent shares and 21 April Fund, LP holds 325,000 common equivalent shares). The 21 April Entities also purchased an additional 1,000 shares of Series E Preferred Stock on March 22, 2024, which are convertible into 333,334 shares of Common Stock (21 April Fund, Ltd. holds 281,334 common equivalent shares and 21 April Fund, LP holds 52,000 common equivalent shares). The 21 April Entities exchanged 5,000 shares of Series F Preferred Stock that were acquired in connection with the Purchase Agreement of Series F Convertible Preferred Stock, completed on August 2, 2023. The 5,000 shares of Series F Preferred Stock, originally convertible into 806,452 common shares, were exchanged for 5,000 shares of Series E Convertible Preferred Stock on November 10, 2023, which are convertible into 1,666,667 shares of Common Stock, representing an additional 860,215 common share equivalents (21 April Fund, Ltd. now holds 1,116,667 common equivalent shares and 21 April Fund, LP now holds 550,000 common equivalent shares). Conversion of the Series D Preferred Stock and the Series E Preferred Stock owned by the 21 April Entities is subject to a 19.99% beneficial ownership limitation. Due to the beneficial ownership limitations, included in the above number of shares of Common Stock beneficially owned are 1,283,162 shares of Common Stock and an aggregate of 221,776 shares of Common Stock issuable upon conversion of the Series D Preferred Stock and/or the Series E Preferred Stock. All other shares are excluded. If there were no beneficial ownership limitations, Bleichroeder would be deemed to beneficially own 5,827,474 shares of Common Stock, representing 49.17% of the outstanding shares of Common Stock.

(2)	Based on Amendment No. 5 to Schedule 13D/A filed by Norman H. Pessin, Sandra F. Pessin and Brian L. Pessin with the SEC on October 7, 2022 disclosing that Norman H. Pessin owns 57,972 shares of our Common Stock, Sandra F. Pessin owns 1,221,062 shares of our Common Stock and Brian L. Pessin owns 180,911 shares of our Common Stock.
(3)	Based on Schedule 13G/A filed by Bard Associates, Inc. (“Bard”) with the SEC on January 4, 2024, disclosing that Bard has sole voting and dispositive power as to 10,000 shares of Common Stock and shared dispositive power as to 408,283 shares of Common Stock.
(4)	Based on Amendment No. 4 to Schedule 13G/A filed by Mr. Lytton with the SEC on February 14, 2024. Mr. Lytton also purchased 1,000 shares of Series E Preferred Stock on March 22, 2024, which are convertible into 333,334 shares of Common Stock. Mr. Lytton also purchased 300 shares of Series D Preferred Stock on October 29, 2022, which are convertible into 100,000 shares of Common Stock. These shares are excluded from the above as conversion of the Series D Preferred Stock owned by Mr. Lytton is subject to a 4.99% beneficial ownership limitation. If there were no beneficial ownership limitation, Mr. Lytton would be deemed to beneficially own 916,310 shares of Common Stock, representing 11.84% of the outstanding shares of Common Stock.
(5)	Includes 100,000 shares of our Common Stock underlying the vested and exercisable portion of options to purchase our Common Stock at an exercise price of $4.18 per share and 33,334 shares of our Common Stock underlying the vested and exercisable portion of options to purchase our Common Stock at an exercise price of $6.41 per share. Also includes 1,075 shares of Common Stock owned by Mr. Ferry and 6,000 shares of Common Stock beneficially owned by Mr. Ferry in a joint account with his spouse. 66,666 shares of our Common Stock underlying the unvested and currently non-exercisable portion of options to purchase our Common Stock at an exercise price of $6.41 per share and 37,889 shares of our Common Stock underlying the unvested and currently non-exercisable portion of option to purchase our Common Stock at an exercise price of $4.22 were excluded.
(6)	Includes (i) options to purchase 20,000 shares of our Common Stock at $4.35 per share, all of which are fully vested and exercisable; (ii) options to purchase 26,667 shares of our Common Stock at $6.41 per share, all of which are fully vested and exercisable; and (iii) 3,199 shares of our Common Stock. 53,334 shares of our Common Stock underlying the unvested and currently non-exercisable portion of options to purchase our Common Stock at an exercise price of $6.41 per share and 30,311 shares of our Common Stock underlying the unvested and currently non-exercisable portion of options to purchase our Common Stock at an exercise price of $4.22 were excluded.
(7)	Includes (i) options to purchase 8,572 shares of our Common Stock at $4.74 per share, all of which are fully vested and currently exercisable, and (ii) options to purchase 8,572 shares of our Common Stock at $6.00 per share, all of which are fully vested and currently exercisable.
(8)	Includes (i) options to purchase 8,572 shares of our Common Stock at $4.74 per share, all of which are fully vested and currently exercisable, and (ii) options to purchase 8,572 shares of our Common Stock at $6.00 per share, all of which are fully vested and currently exercisable.

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

Stock Options

The 2021 Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). On May 12, 2021, the 2021 Plan was adopted by the board of directors and it was approved by the shareholders on July 15, 2021. Stock options may be granted on such terms and conditions as the Compensation Committee may determine; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of the Company’s Common Stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of the Company or a parent or subsidiary of the Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of our Common Stock covered by one or more ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

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

The following table provides equity compensation plan information as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,321,429	(1) (2)	$5.67	(3)	105,133	4)

Equity compensation plans not approved by security holders	330,000		$4.22	(5)	N/A

1.	On March 11, 2016, the Board adopted, subject to the receipt of stockholder approval, which was received on April 21, 2016, the 2016 Plan providing for the issuance of up to 16,327 shares of our common stock. The 2016 Plan was subsequently modified with stockholder approval twice: on January 18, 2018 to increase the total maximum number of shares issuable under the 2016 Plan to 178,572 and on July 31, 2019 to increase the total maximum number of shares issuable under the 2016 Plan to 321,429 of which 311,898 had been issued. The purpose of the 2016 Plan was to assist the Company in attracting and retaining key employees, directors, and consultants and to provide incentives to such individuals to align their interests with those of our stockholders. There are no available shares to be issued under the 2016 Plan.

2.	On April 12, 2021, the Board adopted, subject to the receipt of stockholder approval, which was received on July 15, 2021, the 2021 Plan providing for the issuance of up to 1,000,000 shares of our common stock of which 978,117 have been issued and 190,000 forfeited as of December 31, 2023. The purpose of the 2021 Plan was to replace the 2016 Plan which had expired and continue to assist the Company in attracting and retaining key employees, directors, and consultants and to provide incentives to such individuals to align their interests with those of our stockholders.

3.	Represents the aggregate Weighted Average Exercise Price of 1,248,775 remaining, outstanding options from the 2016 and 2021 Plan as of December 31, 2023.

4.	Remaining securities available for future issuance for the 2021 Plan accounts for approximately 107,000 shares cumulatively issued to members of the board of directors as compensation through December 31, 2023.

5.	Represents the aggregate Weighted Average Exercise Price of 330,000 outstanding options as of December 31, 2023.

Employee Stock Purchase Plan

In the fourth quarter of 2022, the board of directors adopted an Employee Stock Purchase Plan (“ESPP”) which was effective as of January 1, 2023 with a term of 10 years. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discounted price, through payroll deductions from a minimum of 1% and up to 25% of their eligible compensation up to a maximum of $25,000 or the IRS allowable limit per calendar year. The Company’s Chief Financial Officer administers the ESPP in conjunction with approvals from the Company’s Compensation Committee, including with respect to the frequency and duration of offering periods, the maximum number of shares that an eligible employee may purchase during an offering period, and, subject to certain limitations set forth in the ESPP, the per-share purchase price. Currently, the maximum number of shares that can be purchased by an eligible employee under the ESPP is 10,000 shares per offering period and there are two six-month offering periods that begin in the first and third quarters of each fiscal year. The purchase price for one share of Common Stock under the ESPP is currently equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (look-back feature). Although not required by the ESPP, all payroll deductions received or held by the Company under the ESPP are segregated and deemed as “restricted cash” until the completion of the offering period and redemption of the applicable shares and those withheld amounts are recorded as liabilities. The maximum aggregate number of shares of the Common Stock that may be issued under the ESPP is 1,000,000 shares.

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

In the year ended December 31, 2023, the Company issued 111,538 shares of common stock related to two transactions. For the six months ended June 30, 2023, the employee contributions for the first ESPP tranche totaled $117,048 and represented a purchase price of $1.79 per share for 65,561 shares. For the six-month period beginning July 1, 2023 and ending December 31, 2023 the employee contributions for the second ESPP tranche totaled $113,352 and represented a purchase price of $2.47 per share for 45,977 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

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

	2023	2022
Audit Fees (1)	$116,400	$111,200
Audit-Related Fees (2)	31,100	18,900
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$147,500	$130,100

———————

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.
(3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice, and tax planning.
(4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

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
3.11

Articles of Amendment to Articles of Incorporation Designation of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2023)

4.1	Common Stock Purchase Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on December 23, 2016)
4.2	Form of Purchaser Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on November 29, 2017)
4.3	Form of Placement Agent Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.2 on November 29, 2017)
4.4	Form of Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 24, 2020)
4.5	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022)
10.1+	Employment Agreement, dated September 1, 2020, between the Company and Charles P. Ferry (incorporated by reference to the Annual Report on Form 10-K filed as Exhibit 10.32 on March 30, 2021)
10.2	Securities Purchase Agreement, dated March 31, 2016, by and between Duos Technologies Group, Inc. and the Schedule of Buyers attached thereto (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on April 6, 2016)
10.3	Security and Pledge Agreement, dated April 1, 2016, by and among Duos Technologies Group, Inc., each of the Company’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on April 6, 2016)
10.4	Guaranty, dated April 1, 2016, by and among each of Duos Technologies Group, Inc.’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 on April 6, 2016)
10.5	Warrant, dated April 1, 2016, issued by Duos Technologies Group, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 on April 6, 2016)
10.6+	2016 Equity Incentive Plan (incorporated herein by reference to the Proxy Statement on Schedule 14A filed on April 1, 2016)
10.7	Securities Purchase Agreement, dated December 20, 2016, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on December 23, 2016)
10.8	Promissory Note, dated December 20, 2016, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on December 23, 2016)

10.9	Form of Securities Purchase Agreement (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on November 29, 2017)
10.10	Form of Registration Rights Agreement (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on November 29, 2017)
10.11	Amendment #1 to the Securities Purchase Agreement and to the Note, dated May 22, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.5 with the Securities and Exchange Commission on August 15, 2017)
10.12	Amendment #2 to the Securities Purchase Agreement and to the Note, dated July 12, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.6 with the Securities and Exchange Commission on August 15, 2017)
10.13	Amendment #3 to the Securities Purchase Agreement and to the Note, dated August 14, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.7 with the Securities and Exchange Commission on August 15, 2017)
10.14	Amendment #4 to the Securities Purchase Agreement and Note, dated November 14, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.8 on November 20, 2017)
10.15	Amendment #5 to the Securities Purchase Agreement and Note, dated November 16, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.9 on November 20, 2017)
10.16	Amendment #6 to the Securities Purchase Agreement and Note, dated November 20, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.10 on November 20, 2017)
10.17	Forbearance Agreement, dated May 12, 2017, by and among Duos Technologies Group, Inc. and GPB Debt Holdings II, LLC (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.13 on November 20, 2017)
10.18	Form of Note Holder Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 with the Securities and Exchange Commission on June 15, 2017)
10.19+	Form of Arcaini Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 with the Securities and Exchange Commission on June 15, 2017)
10.20+	Form of Goldfarb Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the Securities and Exchange Commission on June 15, 2017)
10.21	GPB Debt Holdings II, LLC Letter Agreement, dated August 1, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.4 with the Securities and Exchange Commission on August 15, 2017)
10.22	Form of Conversion Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.5 with the Securities and Exchange Commission on November 29, 2017)
10.23	Form of Redemption Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 with the Securities and Exchange Commission on November 29, 2017)
10.24	Form of Pay-off Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the Securities and Exchange Commission on November 29, 2017)
10.25+	Amendment to 2016 Equity Incentive Plan (incorporated by reference to Appendix B of the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 2017).
10.26+	Amendment to 2016 Equity Incentive Plan (incorporated by reference to the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2019)
10.27+	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020)
10.28	Paycheck Protection Program Note, dated April 23, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)
10.29	Separation Agreement, dated July 10, 2020, by and between Duos Technologies Group, Inc. and Gianni B. Arcaini (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2020)
10.30	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
10.31	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)

10.32+	2021 Equity Incentive Plan (incorporated herein by reference to the Proxy Statement on Schedule 14A filed on June 23, 2021)
10.33+	Employment Agreement, dated April 1, 2018, between the Company and Adrian G. Goldfarb (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 11, 2019)
10.34+	Employment Agreement, dated April 1, 2018, between the Company and Connie L. Weeks (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 11, 2019)
10.35	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)
10.36	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)
10.37	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023)
10.38	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023)
10.39+	2021 Equity Incentive Plan as amended (incorporated herein by reference to Exhibit C to the definitive Proxy Statement filed with the Securities and Exchange Commission on April 7, 2023)
10.40+	Duos Technologies Group, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit B to the definitive Proxy Statement filed with the Securities and Exchange Commission on April 7, 2023)
10.41	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2023)
10.42	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2023)
10.43	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023)
10.44	Form of Exchange Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023)
10.45	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023)
10.46+	Employment Agreement, dated as of December 1, 2023, between Duos Technologies Group, Inc. and Andrew W. Murphy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2023).
10.47	Form of Securities Purchase Agreement for Series D Preferred Stock (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.48	Form of Registration Rights Agreement for Series D Preferred Stock (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.49	Form of Securities Purchase Agreement for Series E Preferred Stock (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.50	Form of Registration Rights Agreement for Series E Preferred Stock (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2018 on April 15, 2019)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1/A filed on May 28, 2021)
23.1	Consent of Salberg & Company, P.A.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	DUOS Technologies Group, Inc. Policy for the Recovery of Erroneously Awarded Compensation
99.1	Audit Committee Charter (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2019)
99.2	Compensation Committee Charter (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2019)
99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2019)
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

———————

*	filed herewith

**	furnished herewith

+	indicates management contract or compensatory plan

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: April 1, 2024	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: April 1, 2024	By:	/s/ Andrew W. Murphy
Andrew W. Murphy Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles P. Ferry	Chief Executive Officer and Director	April 1, 2024
Charles P. Ferry	(Principal Executive Officer)

/s/ Andrew W. Murphy	Chief Financial Officer	April 1, 2024
Andrew W. Murphy	(Principal Financial Officer)

/s/ Kenneth Ehrman	Chairman	April 1, 2024
Kenneth Ehrman

/s/ Ned Mavrommatis	Director	April 1, 2024
Ned Mavrommatis

/s/ James Craig Nixon	Director	April 1, 2024
James Craig Nixon

/s/ Frank A. Lonegro	Director	April 1, 2024
Frank A. Lonegro

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Duos Technologies Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duos Technologies Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

Percentage of Completion Revenue Recognition & Related Contract Assets and Contract Liabilities

As described in footnote 1, “Revenue Recognition – Technology Systems” and footnote 8, “Revenues and Contract Accounting” to the consolidated financial statements, the Company recognizes revenue over time using a cost-based input methodology in which significant judgement is required to determine estimated costs to complete projects. These estimated costs are then used to determine the progress towards contract completion and the corresponding amount of revenue to recognize. In addition, contract assets on uncompleted contracts represent cumulative revenues in excess of billings on uncompleted contracts accounted for under the percentage of completion contract method. Contract liabilities on uncompleted contracts represent billings that exceed cumulative revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method.

We identified this percentage of completion revenue recognition as a critical audit matter. Auditing management’s estimates and judgments regarding forecasts of total estimated costs to complete projects is especially challenging and complex.

The primary procedures we performed to address this critical audit matter included (a) evaluated the reasonableness of management’s cost estimates to complete projects by gaining an understanding of the management’s process to develop the estimates, comparing them to historical information, year-to-date current information, information available on projects subsequent to year end, and other supporting information, (b) performed ratio analysis and gross margin comparisons when applicable on a sample of technology systems revenues (c) agreed cost details to supporting documents, (d) confirmed billings with customers and/or traced cash receipts to bank statements, (e) recomputed the revenue earned and recognized, and (f) recomputed the contract asset or liability

We agree with management’s conclusions.

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

The primary procedures we performed to address this critical audit matter included (a) assessed the reasonableness of management’s process for developing their assessment of whether a going concern risk exists, (b) assessed the reasonableness of assumptions management used in their future cash flow projections, consideration of positive and negative evidence impacting management’s forecasts, and consideration of the Company’s financing arrangements in place as of the report date, (c) developed our own independent calculation of expected source and use of funds and needs of the Company over the one year period from the date of issuance of the consolidated financial statements, (d) tested management’s bank reconciliations and confirmed cash balances as of December 31, 2023 with the banks and inspected the bank balances after the March 2024 capital raise (e) identified management’s plans for dealing with the adverse conditions and events discussed above and assessed the reasonableness of the assumptions of such plans, (f) assessed whether it is probable that management’s plans, when implemented, will mitigate the adverse effects of the conditions and events discussed above, (g) concluded whether substantial doubt exists as to whether the Company can continue as a going concern for a period of one year after the consolidated financial statements are issued and (h) considered the effect of such conclusion on the consolidated financial statement disclosures and our report of an independent registered public accounting firm.

We agree with management’s conclusions.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2013

Boca Raton, Florida

April 1, 2024

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$2,441,842	$1,121,092
Accounts receivable, net	1,462,463	3,418,263
Contract assets	641,947	425,722
Inventory	1,526,165	1,428,360
Prepaid expenses and other current assets	184,478	441,320

Total Current Assets	6,256,895	6,834,757

Property and equipment, net	726,507	629,490
Operating lease right of use asset	4,373,155	4,689,931
Security deposit	550,000	600,000

OTHER ASSETS:
Note Receivable, net	153,750	—
Patents and trademarks, net	129,140	69,733
Software development costs, net	652,838	265,208
Total Other Assets	935,728	334,941

TOTAL ASSETS	$12,842,285	$13,089,119

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$595,634	$2,290,390
Notes payable - financing agreements	41,976	74,575
Accrued expenses	164,113	453,023
Equipment financing payable-current portion	—	22,851
Operating lease obligations-current portion	779,087	696,869
Contract liabilities	1,666,243	957,997

Total Current Liabilities	3,247,053	4,495,705

Operating lease obligations, less current portion	4,228,718	4,542,943

Total Liabilities	7,475,771	9,038,648

Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,441,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share 500,000 shares designated; 0 issued and outstanding at December 31, 2023 and December 31, 2022, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at December 31, 2023 and December 31, 2022, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at December 31, 2023 and December 31, 2022, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 1,299 and 1,299 issued and outstanding at December 31, 2023 and December 31, 2022, respectively, convertible into common stock at $3 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 11,500 and 0 issued and outstanding at December 31, 2023 and December 31, 2022, respectively, convertible into common stock at $3 per share	12	—
Series F convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at December 31, 2023 and December 31, 2022, respectively, convertible into common stock at $6.20 per share	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 7,306,663 and 7,156,876 shares issued, 7,305,339 and 7,155,552 shares outstanding at December 31, 2023 and December 31, 2022, respectively	7,306	7,156
Additional paid-in-capital	69,120,199	56,562,600
Accumulated deficit	(63,603,552)	(52,361,834)
Sub-total	5,523,966	4,207,923
Less: Treasury stock (1,324 shares of common stock at December 31, 2023 and December 31, 2022)	(157,452)	(157,452)
Total Stockholders' Equity	5,366,514	4,050,471

Total Liabilities and Stockholders' Equity	$12,842,285	$13,089,119

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

REVENUES:
Technology systems	$3,618,022	$11,190,292
Services and consulting	3,853,176	3,822,074

Total Revenues	7,471,198	15,012,366

COST OF REVENUES:
Technology systems	4,352,247	8,376,649
Services and consulting	1,810,070	1,887,614

Total Cost of Revenues	6,162,317	10,264,263

GROSS MARGIN	1,308,881	4,748,103

OPERATING EXPENSES:
Sales and marketing	1,493,309	1,337,186
Research and development	1,812,951	1,651,064
General and Administration	9,449,187	8,625,002

Total Operating Expenses	12,755,447	11,613,252

LOSS FROM OPERATIONS	(11,446,566)	(6,865,149)

OTHER INCOME (EXPENSES):
Interest expense	(7,159)	(9,191)
Other income, net	212,007	9,557

Total Other Income (Expenses)	204,848	366

NET LOSS	$(11,241,718)	$(6,864,783)

Basic and Diluted Net Loss Per Share	$(1.56)	$(1.11)

Weighted Average Shares-Basic and Diluted	7,204,177	6,175,193

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

DECEMBER 31, 2023 AND 2022

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Preferred Stock F		Common Stock		Additional	Accumulated
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in-Capital	Deficit	Treasury Stock	Total

Balance December 31, 2021	851	$1	2,500	$2	—	$—	—	$—	—	$—	4,111,047	$4,111	$46,431,874	$(45,497,051)	$(157,452)	$781,485

Series C preferred stock converted to common stock	—	—	(2,500)	(2)	—	—	—	—	—	—	454,546	455	(453)	—	—	—

Series B preferred stock converted to common stock	(851)	(1)	—	—	—	—	—	—	—	—	121,572	122	(121)	—	—	—

Series D preferred stock converted to common stock	—	—	—	—	1,299	1	—	—	—	—	—	—	1,298,999	—	—	1,299,000

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	819,191	—	—	819,191

Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	2,425,752	2,425	8,798,579	—	—	8,801,004

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(942,926)			(942,926)

Stock issued for services	—	—	—	—	—	—	—	—	—	—	43,959	43	157,457	—	—	157,500

Net loss for the year ended December 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,864,783)	—	(6,864,783)

Balance December 31, 2022	—	$—	—	$—	1,299	$1	—	$—	—	$—	7,156,876	$7,156	$56,562,600	$(52,361,834)	$(157,452)	$4,050,471

Series E preferred stock issued	—	—	—	—	—	—	6,500	7	—	—	—	—	6,499,993	—	—	6,500,000

Series F preferred stock issued	—	—	—	—	—	—	—	—	5,000	5	—	—	4,999,995	—	—	5,000,000

Series F preferred stock exchanged for Series E preferred	—	—	—	—	—	—	5,000	5	(5,000)	(5)	—	—	—	—	—	—

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	573,441	—	—	573,441

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(25,797)	—	—	(25,797)

Stock issued for services	—	—	—	—	—	—	—	—	—	—	38,249	38	143,027	—	—	143,065

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	—	—	—	—	—	—	111,538	112	366,940	—	—	367,052

Net loss for the year ended December 31, 2023	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,241,718)	—	(11,241,718)

Balance December 31, 2023	—	$—	—	$—	1,299	$1	11,500	$12	—	$—	7,306,663	$7,306	$69,120,199	$(63,603,552)	$(157,452)	$5,366,514

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022

Cash from operating activities:
Net loss	$(11,241,718)	$(6,864,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	550,201	350,192
Stock based compensation	710,047	819,191
Stock issued for services	143,065	157,500
Amortization of operating lease right of use asset	316,776	235,834
Changes in assets and liabilities:
Accounts receivable	1,955,800	(1,679,720)
Note receivable	(153,750)	—
Contract assets	(216,225)	(422,273)
Inventory	(97,804)	(1,130,022)
Security deposit	50,000	—
Prepaid expenses and other current assets	744,771	266,539
Accounts payable	(1,694,756)	1,245,890
Accrued expenses	(289,209)	(165,069)
Operating lease obligation	(232,007)	184,728
Contract liabilities	708,245	(871,314)

Net cash used in operating activities	(8,746,564)	(7,873,307)

Cash flows from investing activities:
Purchase of patents/trademarks	(69,327)	(18,190)
Purchase of software development	(527,896)	(281,783)
Purchase of fixed assets	(496,686)	(344,915)

Net cash used in investing activities	(1,093,909)	(644,888)

Cash flows from financing activities:
Repayments of insurance and equipment financing	(520,529)	(331,175)
Repayment of finance lease	(22,851)	(80,335)
Proceeds from common stock issued	—	8,801,003
Issuance cost	(25,797)	(942,926)
Proceeds from shares issued under Employee Stock Purchase Plan	230,400	—
Proceeds from preferred stock issued	11,500,000	1,299,000

Net cash provided by financing activities	11,161,223	8,745,567

Net increase in cash	1,320,750	227,372
Cash, beginning of year	1,121,092	893,720
Cash, end of year	$2,441,842	$1,121,092

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,159	$9,292
Taxes paid	$29,085	$1,264

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$487,929	$353,244

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The Company is the inventor of the Railcar Inspection Portal (RIP) and is currently the rail industry leader for machine vision/camera wayside detection systems that include the use of Artificial Intelligence at speeds up to 125 mph. The RIP inspects a train at full speed from the top, sides, and bottom looking at FRA/AAR mandated safety inspection points. The system also detects illegal riders that assists law enforcement agencies. Each rail car is scanned with machine vision cameras and other sensors from the top, sides, and bottom and images are produced within seconds of passing that can be used by the customer to help prevent derailments, improve maintenance operations, and assist with security. The Company self-performs all aspects of hardware, software, IT, and Artificial Intelligence development and engineering and holds several patents and maintains significant intellectual property. The Company also has a proprietary portfolio of over 48 Artificial Intelligence “Use Cases” that automatically flag defects. The Company has deployed this system with several Class 1 and passenger customers and anticipates an increased demand in the future from rail operators, car owners, shippers, and law enforcement agencies.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Duos Technologies, Inc. and TrueVue360, Inc. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying consolidated financial statements include the allowance on accounts receivable and notes receivable, valuation of common stock warrants received in exchange for an asset sale, valuation of deferred tax assets, valuation of intangible and other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of December 31, 2023, the Company had balances in a financial institution which combined exceeded federally insured limits by approximately $1,948,794. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2023, three customers accounted for 48%, 30%, and 11% of revenues. For the year ended December 31, 2022, four customers accounted for 42%, 18%, 14% and 14% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period.

At December 31, 2023, two customers accounted for 83%, and 11%, of accounts receivable. At December 31, 2022, four customers accounted for 34%, 31%, 19% and 10% of accounts receivable. Much of the credit risk is mitigated since all of the customers listed here are Class 1 railroads with a history of timely payments to us.

Geographic Concentration

Approximately 44% and 41% of revenue in 2023 and 2022, respectively, is generated from customers outside of the United States.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

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

Accounts Receivable

On January 1, 2023, the Company adopted ASC 326, "Financial Instruments - Credit Losses". In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers.

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

Inventory

Inventory consists primarily of spare parts and consumables and long-lead time components to be used in the production of our technology systems or in connection with maintenance agreements with customers. Any inventory deemed to be obsolete is written off. Inventory is stated at the lower of cost or net realizable value. Inventory cost is primarily determined using the weighted average cost method.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

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

Software Development Costs

Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be Sold, Leased, or Marketed) are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Software development costs are evaluated for impairment annually by comparing the net realizable value to the unamortized capitalization costs and writing these costs down to net realizable value.

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

Product Warranties

The Company has a 90-day warranty period for materials and labor after final acceptance of a project. If any parts are defective they are replaced under our vendor warranty which is usually 12 to 36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of December 31, 2023 and 2022, the warranty costs have been de-minimis, therefore no accrual of warranty liability has been made.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

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

Each performance obligation is accounted for separately when each has value to the customer on a standalone basis and there is Company specific objective evidence of the selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price of the items when sold separately. Once the selling price is allocated, the revenue for each performance obligation is recognized using the applicable criteria under GAAP as discussed above for performance obligations sold in single performance obligation arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting. The Company sells its various services and software and hardware products at established prices on a standalone basis which provides Company specific objective evidence of selling price for purposes of performance obligations relative selling price allocation. The Company only sells maintenance services or spare parts based on its established rates after it has completed a system integration project for a customer. The customer is not required to purchase maintenance services. All elements in multiple performance obligations arrangements with Company customers qualify as separate units of account for revenue recognition purposes.

Advertising

The Company expenses the cost of advertising. During the years ended December 31, 2023 and 2022, there were no advertising costs.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

Stock Based Compensation

The Company accounts for employee and non-employee stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employee and directors including stock options, restricted stock units, and employee stock purchases based on estimated fair values. The stock-based compensation carries a graded vesting feature subject to the condition of time of employment service with awarded stock-based compensation tranches vesting evenly upon the anniversary date of the award.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. In accordance with ASC 718-10-35-8, the Company elected to recognize the fair value of the stock award using the graded vesting method as time of employment service is the criteria for vesting. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly subjective variables.

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

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2023, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2020, 2021 and 2022 remain open for potential audit.

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

At December 31, 2023, there were (i) an aggregate of 44,644 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 1,387,775 shares of common stock, (iii) 433,000 common shares issuable upon conversion of Series D Convertible Preferred Stock, (iv) 3,833,334 common shares issuable upon conversion of Series E Convertible Preferred Stock, and (v) 0 common shares issuable upon conversion of Series F Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

At December 31, 2022, there was an aggregate of 147,591 outstanding warrants to purchase shares of common stock aggregate of 926,266 employee stock options to purchase shares of common stock, and 433,000 common shares were issuable upon conversion of Series D Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will impact our disclosures but will not otherwise impact the consolidated financial statements. During 2023, the Company adopted a policy related to Topic 326 whereby it periodically reviews the collectability and historical write-offs, if any, to evaluate the need for any credit losses or an allowance.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the disclosure impact of ASU 2023-07; however, the standard will not have an impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09; however, the standard will not have an impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

NOTE 2 – LIQUIDITY

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $11,241,718 for the year ended December 31, 2023. During the same period, cash used in operating activities was $8,746,564. The working capital surplus and accumulated deficit as of December 31, 2023, were $3,009,842 and $63,603,552, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offerings and a private placement which were completed during the first, third and fourth quarters of 2022, the first, third and fourth quarters of 2023, as well as the first quarter of 2024.

As previously noted, the Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Preferred Stock. Additionally, late in the first quarter of 2024, the Company raised gross proceeds of $2,745,000 from the issuance of a combination of Series D and E Preferred Stock (See Note 17). As part of its strategy, the Company will endeavor to utilize the Preferred Series E and the remainder of the Series D as additional funding mechanisms. Additionally, during the second quarter of 2024, the Company will again have access to its S-3 “shelf registration” statement allowing the Company to sell additional common shares. At the time of this document, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business in the event it did not have an uptake in the preferred classes of shares previously noted. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) previously effected our operations, particularly in our supply chain, we now believe that the supply chain lags have largely been abated. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

In addition, management has taken and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, with the combination of commercial sales success, Series E Preferred Stock offering coupled with an S-3 shelf registration availability starting in the second quarter of 2024, it will have sufficient working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen growth in its contracted backlog as well as significant, positive signs from new commercial projects that indicate improvements in future revenues.

Management believes that, at this time, the conditions in our market space with ongoing contract delays and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, recent private placements as well as the availability to raise capital via its shelf registration indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We continue executing the plan to grow our business and achieve profitability. The Company may selectively look at opportunities for fund raising in the future. Management has extensively evaluated our requirements for the next 12 months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2022 and will continue in 2024 and beyond. As a result, we expect to generate sufficient revenue and to attain profitable operations with minimal cash use in the next 12-18 months. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Accounts receivable	$1,462,463	$3,418,263
Allowance for doubtful accounts	—	—
Accounts Receivable, Net	$1,462,463	$3,418,263

There was no bad debt expense during the year ended December 31, 2023 and 2022.

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Furniture & Fixtures	$132,018	$115,238
Tools and Equipment	1,291,673	1,162,568
Leasehold Improvements	298,004	228,404
Internal Use Software	381,441	100,241
Property, Plant and Equipment, Gross	2,103,136	1,606,451
Accumulated Depreciation	(1,376,629)	(976,961)
Property, Equipment and Software, net	$726,507	$629,490

	December 31,	December 31,
	2023	2022
Internal Use Software consisted of the following:
Internal Use Software	$381,441	$100,241
Accumulated depreciation	(133,149)	(57,032)
Internal Use Software, net	$248,292	$43,209

	December 31,	December 31,
	2023	2022
Depreciation Expense:
Property and equipment, excluding internal use software	$315,686	$262,895
Software amortization expense	84,328	57,033

The following is a schedule of estimated future depreciation expense of software at December 31, 2023:

2024	$100,952
2025	103,716
2026	43,624
$248,292

Depreciation expense in 2023 and 2022 was $315,686 and $267,959, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

	December 31,	December 31,
	2023	2022
Patents	$395,472	$326,145
Accumulated Amortization	(266,332)	(256,412)
Patent, net	$129,140	$69,733

Amortization expense in 2023 and 2022 was $9,920 and $13,688, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

	December 31,	December 31,
	2023	2022
Software Development	$721,309	$341,784
Construction in Progress	148,371	—
Accumulated amortization	(216,842)	(76,576)
Software Development, net	$652,838	$265,208

Amortization of software development costs in 2023 and 2022 was $140,267 and $16,576, respectively.

The following is a schedule of estimated future amortization expense of software at December 31, 2023:

2024	$269,893
2025	252,341
2026	130,604
$652,838

Depreciation of software cost in 2023 and 2022 was $84,328 and $57,033. respectively.

NOTE 7 – DEBT

Notes Payable – Insurance Premium Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	December 31, 2023		December 31, 2022
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$—	—	$—	—%
Third Party - Insurance Note 2	39,968	8.00%	17,753	6.24%
Third Party - Insurance Note 3	2,008	—	16,094	—
Third Party - Insurance Note 4	—	—	40,728	—
Total	$41,976		$74,575

The Company entered into an agreement on December 23, 2022 with its insurance provider by issuing a $26,484 note payable (Insurance Note 1) for the purchase of an insurance policy, secured by that policy with an annual interest rate of 8.73% payable in 10 monthly installments of principal and interest totaling $2,755 through October 23, 2023. The balance of Insurance Note 1 as of December 31, 2023 and December 31, 2022 was zero and zero , respectively.

The Company entered into an agreement on April 15, 2022 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $63,766, secured by that policy with an annual interest rate of 6.24% and payable in 11 monthly installments of principal and interest totaling $5,979. The Company entered into an agreement on April 15, 2023 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $142,734, secured by that policy with an annual interest rate of 8.00% and payable in 11 monthly installments of principal and interest totaling $13,501. At December 31, 2023 and December 31, 2022, the balance of Insurance Note 2 was $39,968 and $17,753, respectively.

The Company entered into an agreement on September 15, 2022 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $24,140. The policy was renewed on February 3, 2023 and is payable in 12 monthly installments of $2,012. At December 31, 2023 and December 31, 2022, the balance of Insurance Note 3 was $2,008 and $16,094, respectively.

The Company entered into an agreement on February 3, 2022 with its insurance provider by issuing a note payable for the purchase of an insurance policy in the amount of $242,591 with a down payment paid in the amount of $41,854 in the first quarter of 2022 and ten monthly installments of $20,073. The Company received a refund on September 30, 2022 as a result of the annual audit of the policy resulting in the refund being applied to the outstanding amount of $53,175. The policy renewed on February 3, 2023 and, in connection therewith, the Company issued a new note payable (Insurance Note 4) to the insurer in the amount of $293,520; with a down payment paid in the amount of $125,690 and payable in ten monthly installments of $23,976. At December 31, 2023 and December 31, 2022, the balance of Insurance Note 4 was zero and $40,728, respectively.

Equipment Financing

The Company entered into an agreement on May 22, 2020 with an equipment financing company by issuing a $121,637 secured note, with an annual interest rate of 9.90% and payable in monthly installments of principal and interest totaling $3,919 through June 1, 2023. At December 31, 2023 and December 31, 2022, the aggregate balance of these notes was zero and $22,851 respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

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

At December 31, 2023 and 2022, contract assets on uncompleted contracts consisted of the following:

	2023	2022
Cumulative revenues recognized	$8,820,256	$5,934,205
Less: Billings or cash received	(8,178,309)	(5,508,483)
Contract Assets	$641,947	$425,722

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

The Company expects to recognize all contract liabilities within 12 months from the date of the consolidated balance sheet.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

At December 31, 2023 and 2022, contract liabilities on uncompleted contracts consisted of the following:

	2023	2022
Billings and/or cash receipts on uncompleted contracts	$1,264,658	$4,355,470
Less: Cumulative revenues	(199,976)	(4,144,018)
Contract liabilities, technology systems	$1,064,682	$211,452
Contract Liabilities, services and consulting	601,561	746,545
Total Contract Liabilities	$1,666,243	$957,997

Contract liabilities at December 31, 2022 were $957,997; of which $211,452 for technology systems and $721,810 in services and consulting have been recognized as of December 31, 2023.

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

Quantitative:

For the Year Ended December 31, 2023

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets
North America	$6,261,748	$78,575	$11,353	$1,119,522	$7,471,198

Major Goods and Service Lines
Turnkey Projects	$3,616,334	$1,694	$—	$—	$3,618,028
Maintenance & Support	2,645,414	76,881	11,353	—	2,733,648
Data Center Auditing Services	—	—	—	—	—
Software License	—	—	—	—	—
Algorithms	—	—	—	1,119,522	1,119,522
	$6,261,748	$78,575	$11,353	$1,119,522	$7,471,198

Timing of Revenue Recognition
Goods transferred over time	$3,616,334	$1,694	$—	$—	$3,218,028
Services transferred over time	2,645,414	76,881	11,353	1,119,522	3,853,170
	$6,261,748	$78,575	$11,353	$1,119,522	$7,471,198

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

Quantitative:

For the Year Ended December 31, 2022

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets
North America	$13,710,777	$115,443	$237,414	$948,732	$15,012,366

Major Goods and Service Lines
Turnkey Projects	$10,789,693	$9,297	$156,530	$234,772	$11,190,292
Maintenance & Support	2,921,084	106,146	80,884	—	3,108,114
Data Center Auditing Services	—	—	—	—	—
Software License	—	—	—	—	—
Algorithms	—	—	—	713,960	713,960
	$13,710,777	$115,443	$237,414	$948,732	$15,012,366

Timing of Revenue Recognition
Goods transferred over time	$10,789,693	$9,297	$156,530	$234,772	$11,190,292
Services transferred over time	2,921,084	106,146	80,884	713,960	3,822,074
	$13,710,777	$115,443	$237,414	$948,732	$15,012,366

Segment Information

The Company operates in one reportable segment.

NOTE 9 – DEFERRED COMPENSATION

As of December 31, 2023, and 2022, the Company has accrued zero and $297,620, respectively, of deferred compensation relating to individual agreements with the former CEO and sales staff, which are included in the accompanying consolidated balance sheet in accrued expenses. (See Note 10)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021, and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021, and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. Per the contract, in the 18th month the security deposit was reduced by $50,000. The right of use asset balance at December 31, 2023, net of accumulated amortization, was $4,373,155.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

As of December 31, 2023, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 8.5 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Year Ended December 31,
	2023	2022
Lease cost:
Operating lease cost	$781,638	$782,591
Short-term lease cost	$63,770	$33,751

Other information:
Operating cash outflow used for operating leases	$696,869	$416,250
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	8.5 years	9.5 years

At December 31, 2023, future minimum lease payments due under the operating lease are as follows:

Amount
Calendar year:
2024	$779,087
2025	798,556
2026	818,518
2027	838,984
2028	859,856
Thereafter	3,183,571
Total undiscounted future minimum lease payments	7,278,572
Less: Impact of discounting	(2,270,767)
Total present value of operating lease obligation	5,007,805
Current portion	(779,087)
Operating lease obligation, less current portion	$4,228,718

Executive Severance Agreement

Pursuant to a separation agreement with Gianni Arcaini, our former Chief Executive Officer and Chairman of the Board (the “Separation Agreement”), Mr. Arcaini’s employment with the Company ended on September 1, 2020 (“Separation Date”). The Separation Agreement provided that he would receive separation payments over a 36- month period equal to his base salary plus $75,000 as well as certain limited health and life insurance benefits. The Separation Agreement also contained confidentiality, non-disparagement and non-solicitation covenants and a release of claims by Mr. Arcaini. In accordance with the Separation Agreement, the Company paid to Mr. Arcaini the total sum of $747,788. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company continued to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. The remaining balance included in accrued expenses in the accompanying unaudited consolidated balance sheet is zero as of December 31, 2023.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

NOTE 11 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets (liabilities) at December 31, 2023 and 2022 consist of net operating loss carryforwards and differences in the book basis and tax basis of intangible assets.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Income tax benefit at U.S. statutory rate of 21%	$(2,360,761)	$(1,441,624)
State income taxes	(404,702)	(247,135)
Non-deductible expenses	271,648	201,521
Change in valuation allowance	2,493,815	1,487,238
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Deferred Tax Asset (Liability):
Net operating loss carryforward	$12,318,836	$9,772,854
Intangible assets	(84,823)	(32,656)
	12,234,013	9,740,198
Valuation allowance	(12,234,013)	(9,740,198)
Net deferred tax assets	$—	$—

The gross operating loss carryforward was approximately $50,076,569 and $39,727,050 at December 31, 2023 and 2022, respectively. The Company provided a valuation allowance equal to the net deferred income tax assets for the years ended December 31, 2023, and 2022 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $2,493,815 in 2023.

The potential tax benefit arising from the net operating loss carryforward of $4,357,876 from the period prior to January 1, 2018, will expire in 2037. The potential tax benefit arising from the net operating loss carryforward of $7,876,137 generated after January 1, 2018 can be carried forward indefinitely within the annual usage limitations.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2022, 2021 and 2020 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

Stock Options

The 2021 Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). On May 12, 2021, the 2021 Plan was approved by the board of directors and by the shareholders on July 15, 2021. Stock options may be granted on such terms and conditions as the Compensation Committee may determine; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of the Company’s Common Stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of the Company or a parent or subsidiary of the Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of our Common Stock covered by one or more ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

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

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of Company, whether voluntary or involuntary (a “Liquidation”), the holders shall be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of December 31, 2023 and December 31, 2022, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

The Company’s Board of Directors designated 5,000 shares as the Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). Each share of the Series C Convertible Preferred Stock has a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock had 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series C Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $5.50 (subject to adjustment). The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series C Preferred Stock elected the 19.99% Beneficial Ownership Limitation.

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock, and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. In January 2022, the 2,500 outstanding shares of Series C Convertible Preferred Stock were converted into 454,546 shares of common stock. As of December 31, 2023 and December 31, 2022, respectively, there were zero and zero shares of Series C Convertible Preferred Stock issued and outstanding.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

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

On May 16, 2023 the Series D Convertible Preferred Stock was approved for conversion to common shares during the Company’s annual shareholder meeting.

As of December 31, 2023 and December 31, 2022, respectively, there were 1,299 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

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

On November 9, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser purchased 2,500 shares of authorized Series E Convertible Preferred Stock, at a price of $1,000 per share, and the Company received proceeds of $2,500,000. In connection with the November 2023 Series E Convertible Preferred Stock offering, the Company entered into an Exchange Agreement with the investor and issued an additional 5,000 shares of Series E Convertible Preferred Stock at $1,000 per share with the $3.00 per common share common stock equivalent conversion price in exchange for 5,000 outstanding and issued shares of Series F Convertible Preferred Stock, which were convertible to common stock at $6.20 per common share. All shares of Series F Convertible Preferred Stock were held by a single shareholder.

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

The existing investor’s Purchase Agreement also provides that the Company would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement) on or prior to December 31, 2023 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Convertible Preferred Stock without the consent of the Purchaser.

As of December 31, 2023 and December 31, 2022, respectively, there were 11,500 and 0 shares of Series E Convertible Preferred Stock issued and outstanding.

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

The Company's Board of Directors designated 5,000 shares as the Series F Preferred Stock. Each share of Series F Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the beneficial ownership limitation described below) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $6.20 (subject to adjustment) which equates to 161 common shares for each converted Series F preferred share. The Company, however, shall not effect any conversion of the Series F Preferred Stock, and the holder shall not have the right to convert any portion of the Series F Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion. The purchasers of the Series F Preferred Stock elected that their ownership limitation would be 19.99%.

The holders of the Series F Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series F Preferred Stock had 161 votes (subject to adjustment); provided that in no event may a holder of Series F Preferred Stock be entitled to vote a number of shares in excess of such holder’s ownership limitation.

The Company also agreed that it would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement relating to the Series F Preferred Stock) on or prior to December 31, 2023 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series F Preferred Stock without the consent of the holders. As a result of that agreement, upon the issuance of 2,500 shares of Series E Preferred Stock (which have a conversion price of $3.00 per share) on November 10, 2023, the holders exchanged their 5,000 shares of Series F Preferred Stock for 5,000 shares of Series E Preferred Stock. All of the shares of Series F Preferred Stock thereupon were cancelled with 0 shares now outstanding.

As of December 31, 2023 and December 31, 2022, respectively, there were 0 and 0 shares of Series F Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

Common stock issued

2023 Transactions

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

On June 30, 2023, the Company issued 65,561 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $117,048 for the six months ended June 30, 2023 and represented a purchase price of $1.79 per share and stock-based compensation of $66,217 was recognized. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower.

The Company issued 7,910 shares of common stock for payment of board fees to four directors for a value of $40,565 for services to the board which was expensed during the three months ended September 30, 2023. The value of the shares is based on the September 29, 2023 grant date quoted trading price of $5.13.

For the three months ended September 30, 2023, the Company had an accrued liability of $72,801 of employee contributions for the ESPP which may convert to shares of common stock upon the close of the offering period open from July 1, 2023 to December 31, 2023.

The Company issued 12,231 shares of common stock for payment of board fees to four directors for a value of $37,500 for services to the board which was expensed during the three months ended December 31, 2023. The value of the shares is based on the December 29, 2023 grant date quoted trading price of $3.06.

On December 29, 2023, the Company issued 45,977 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $113,352 for the six months ended December 29, 2023 and represented a purchase price of $2.47 per share and stock-based compensation of $70,434 was recognized. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower.

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

On February 21, 2022, the Company closed on an “over-allotment” offering of 198,750 shares of common stock in the amount of $795,000 or $4 per share before certain underwriting fees and offering expenses with net proceeds of $739,350. Both this and the previous issuance were “takedowns” from a previously filed “shelf” registration statement for the offer of up to $50,000,000 in the aggregate of common stock, Preferred Stock, Debt Securities, Warrants, Rights or Units from time to time in one or more offerings.

On March 31, 2022, the Company issued 7,198 shares of common stock for payment of board fees to four directors in the amount of $40,000 at $5.56 per share for services to the board which was expensed during the three months ended March 31, 2022.

On June 30, 2022, the Company issued 10,668 shares of common stock for payment of board fees to four directors in the amount of $40,000 at $3.75 per share for services to the board which was expensed during the three months ended June 30, 2022.

On August 25, 2022, 121,572 common shares were issued upon conversion of 851 shares of Series B Preferred Stock.

On September 30, 2022, the Company issued 9,758 shares of common stock for payment of board fees to four directors in the amount of $40,000, or $4.09 per share based on the daily trading price, for services to the board which was expensed during the three months ended September 30, 2022.

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

On December 30, 2022, the Company issued 16,335 shares of common stock for payment of board fees to four directors in the amount of $37,500 at $2.30 per share for services to the board which was expensed during the three months ended December 31, 2022.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

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

In the year ended December 31, 2023, the Company issued 111,538 shares of common stock related to two transactions. For the six months ended June 30, 2023, the employee contributions for the first ESPP tranche totaled $117,048 and represented a purchase price of $1.79 per share for 65,561 shares. For the six-month period beginning July 1, 2023 and ending December 31, 2023 the employee contributions for the second ESPP tranche totaled $113,352 and represented a purchase price of $2.47 per share for 45,977 shares.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2023 and 2022, was $573,441 and $819,191, respectively, for stock options granted to employees and directors. This expense is included in selling general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant date fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2023, the total compensation cost for stock options that was not yet recognized was $580,572. This cost will be recognized over the remaining vesting term of the options ranging from 12 months to 2.0 years.

Treasury Stock

In August 2016, the Company’s Board of Directors approved a new class of Preferred Stock, “Series A”. For shareholders who invested in previous private placements, the Company was offering on a case-by-case basis, the ability to convert the existing amount invested into an equivalent amount in the Series A on the condition that they invest an equivalent additional amount in the Series A. In December of 2017, the Company redeemed all of the Series A and continues to hold 235 shares purchased for $148,000 as a part of the original transaction. In December 2018, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value. The Company purchased 84 shares at $7.00 per shares and 140 shares at $6.30 per share. In 2019, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value. The Company purchased 115 shares at $10.08 per share and 753 shares at $9.09 per share. Accordingly, as of December 31, 2023, and 2022, the Company held 1,324 shares of Common at an aggregate value of $157,452.

NOTE 13 – COMMON STOCK OPTIONS AND WARRANTS

Options

2023

During the second quarter of 2023, the Company’s Board of Directors granted 293,117 new stock options and in the fourth quarter granted a further 170,000 new stock options both with a strike price of $4.22 per share to 19 key employees and one contract employee. These options were awarded as a one-time award as a retention incentive and have a fair value of approximately $556,000 for the April 1, 2023 awards and approximately $172,000 for the December 1, 2023 award and carry a three-year vesting period. The issuance of these options generated stock option compensation expense in the year in the amount of $269,611 and a balance of unamortized stock option compensation expense of $458,389, that is being expensed over the following 2.0 years.

During the first quarter of 2023, two former staff members forfeited 1,608 non-qualified stock options as the options expired.

2022

During the first quarter of 2022, the Company’s Board of Directors granted 665,000 new stock options and in the third quarter granted a further 20,000 new stock options both with a strike price of $6.41 per share to 16 key employees. These options were awarded as a one-time award as a retention incentive and have a fair value of $1,596,804 for the January 1, 2022 awards and $33,096 for the July 1, 2022 award and carry a three-year vesting period. The issuance of these options generated stock option compensation expense in the year in the amount of $819,191 and a balance of unamortized stock option compensation expense of $458,389, that is being expensed over the following 2.0 years.

During the second quarter of 2022, three former staff members forfeited 110,000 non-qualified stock options. Additionally, during the third quarter of 2022, two employees forfeited 80,000 non-qualified stock options.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

During the third quarter of 2021, the shareholders approved the issuance of up to one million shares or share equivalents in the form of stock options for the purposes of share issuance for compensation to Board Members and grants to certain staff members for recruiting and retention. On August 5, 2021, the Company filed an S-8 registration statement in concert with the 2021 Equity Incentive Plan. The plan covers a period of ten years.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2021	431,266	$4.98	3.4	$197,506
Granted	685,000	$6.41	4.0	—
Forfeited	(190,000)	$6.41	—	—
Outstanding at December 31, 2022	926,266	$5.74	3.3	—
Exercisable at December 31, 2022	404,599	$5.02	3.3	—

Outstanding at December 31, 2022	926,266	$5.74	3.3	—
Granted	463,117	$4.22	4.35	—
Exercised/Forfeited	(1,608)	$14.00	—	—
Outstanding at December 31, 2023	1,387,775	$5.23	3.0	$—
Exercisable at December 31, 2023	581,324	$5.38	1.8	—

The fair value of the incentive stock option grants for the years ended December 31, 2023 and 2022 were estimated using the following weighted- average assumptions:

	For the Years Ended December 31,
	2023	2022
Risk free interest rate	3.73%	0.97% – 3.15%
Expected term in years	3.50	3.25 – 3.50
Dividend yield	—	—
Volatility of common stock	54% –118%	72% – 80%
Weighted average grant date fair value per option	$1.57	$2.33

Warrants

2023

During the first and fourth quarters of 2023, warrants held by 48 holders representing 102,947 shares expired. All of the expired warrants can no longer be exercised.

2022

During the fourth quarter of 2022, warrants held by 63 holders representing 1,228,875 shares expired. All of the expired warrants can no longer be exercised.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2021	1,376,466	$8.18	1.9	—
Warrants expired, forfeited, cancelled or exercised	(1,228,875)	$—	—	—
Warrants issued	—	$—	—	—
Outstanding at December 31, 2022	80,091	$8.63	0.98	—
Exercisable at December 31, 2022	80,091	$8.63	0.8	—

Outstanding at December 31, 2022	80,091	$8.63	0.8	—
Warrants expired, forfeited, cancelled or exercised	(102,947)	$—	—	—
Warrants issued	—	$—	—	—
Outstanding at December 31, 2023	44,644	$7.70	0.7	—
Exercisable at December 31, 2023	44,644	$7.70	0.7	—

NOTE 14 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the year ended December 31, 2023, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the year ended December 31, 2023, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $216,332.

NOTE 15 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the periods reflected in this report.

NOTE 16 – SALE OF ASSETS

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

The note receivable was recorded as follows on September 30, 2023:

December 31, 2023
Convertible note receivable	$165,000
Unamortized discount	(11,250)
Convertible note receivable, net	$153,750

NOTE 17 – SUBSEQUENT EVENTS

On March 22, 2024, the Company conducted a private placement offering, selling a combined total of 620 Series D Convertible Preferred Stock and 2,125 Series E Convertible Preferred Stock to both existing and new accredited investors. The offering price for both Series D and Series E was at $1,000 per share with a common equivalent of $3.00 for both classes of shares. The private placement brought in gross proceeds of $2,745,000 to the Company. The Series D Convertible Preferred Stock has already been approved for common stock conversion during the Company's 2023 annual shareholders meeting. The Series E Preferred Stock is subject to shareholder approval for conversion to common stock. As such, the securities purchase agreement for Series E Convertible Preferred Stock carries standard anti-dilution provisions which remain in effect until December 31, 2024.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company shall file with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series D and Series E Preferred Stock are convertible. Subject to certain conditions, the Company must cause the registration statement to be declared effective by 90 days after closing (or in the event of a full review by the SEC, by 120 days). The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. Under the Purchase Agreement, the Company is required to hold a meeting of shareholders at the earliest practical date, but in no event later than 120 days after closing (or 150 days in the event of a review of the proxy statement by the Securities and Exchange Commission (the “SEC”)). As described below, the terms of the Series E Preferred Stock limit its convertibility until the Company receives shareholder approval (the “Stockholder Approval”). If the Company does not obtain the Stockholder Approval at the first meeting, it is required to hold shareholder meetings every four months until the Stockholder Approval is obtained.

The Purchase Agreement for Series E Preferred Stock also provides that the Company will not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement) on or prior to December 31, 2024 that entitles any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Preferred Stock without the consent of the Purchaser.

The Registration Rights Agreement contains provisions for liquidated damages equal to 1% multiplied by the aggregate subscription amount paid, paid each month, in the event certain deadlines are missed.

