Form 10-Q
period 2024-03-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2024-05-13
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 10, 2024, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 7,531,986.

SIGNATURES	39

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,977,592	$2,441,842
Accounts receivable, net	596,090	1,462,463
Contract assets	912,046	641,947
Inventory	1,502,337	1,526,165
Prepaid expenses and other current assets	398,856	184,478

Total Current Assets	6,386,921	6,256,895

Property and equipment, net	645,342	726,507
Operating lease right of use asset	4,289,807	4,373,155
Security deposit	550,000	550,000

OTHER ASSETS:
Note Receivable, net	155,625	153,750
Patents and trademarks, net	127,357	129,140
Software development costs, net	587,388	652,838
Total Other Assets	870,370	935,728

TOTAL ASSETS	$12,742,440	$12,842,285

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$179,916	$595,634
Notes payable - financing agreements	183,763	41,976
Accrued expenses	240,483	164,113
Operating lease obligations-current portion	783,944	779,087
Contract liabilities	1,692,940	1,666,243

Total Current Liabilities	3,081,046	3,247,053

Operating lease obligations, less current portion	4,141,555	4,228,718

Total Liabilities	7,222,601	7,475,771

Commitments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, 9,441,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 issued and outstanding at March 31, 2024 and December 31, 2023, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at March 31, 2024 and December 31, 2023, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at March 31, 2024 and December 31, 2023, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 1,919 and 1,299 issued and outstanding at March 31, 2024 and December 31, 2023, respectively, convertible into common stock at $3 per share	2	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 13,625 and 11,500 issued and outstanding at March 31, 2024 and December 31, 2023, respectively, convertible into common stock at $3 per share	14	12
Series F convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at March 31, 2024 and December 31, 2023, respectively, convertible into common stock at $6.20 share	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 7,315,318 and 7,306,663 shares issued, 7,313,994 and 7,305,339 shares outstanding at March 31, 2024 and December 31, 2023, respectively	7,315	7,306
Additional paid-in-capital	72,025,821	69,120,199
Accumulated deficit	(66,355,861)	(63,603,552)
Sub-total	5,677,291	5,523,966
Less: Treasury stock (1,324 shares of common stock at March 31, 2024 and December 31, 2023)	(157,452)	(157,452)
Total Stockholders' Equity	5,519,839	5,366,514

Total Liabilities and Stockholders' Equity	$12,742,440	$12,842,285

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

REVENUES:
Technology systems	$269,855	$1,827,764
Services and consulting	800,825	816,524

Total Revenues	1,070,680	2,644,288

COST OF REVENUES:
Technology systems	583,437	1,767,209
Services and consulting	392,611	339,907

Total Cost of Revenues	976,048	2,107,116

GROSS MARGIN	94,632	537,172

OPERATING EXPENSES:
Sales and marketing	553,486	307,577
Research and development	382,142	404,885
General and Administration	1,920,050	1,971,508

Total Operating Expenses	2,855,678	2,683,970

LOSS FROM OPERATIONS	(2,761,046)	(2,146,798)

OTHER INCOME (EXPENSES):
Interest expense	(445)	(1,180)
Other income, net	9,182	4,295

Total Other Income (Expenses)	8,737	3,115

NET LOSS	$(2,752,309)	$(2,143,683)

Basic and Diluted Net Loss Per Share	$(0.38)	$(0.30)

Weighted Average Shares-Basic and Diluted	7,306,949	7,156,876

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Preferred Stock D		Preferred Stock E		Preferred Stock F		Common Stock		Additional	Accumulated
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in-Capital	Deficit	Treasury Stock	Total

Balance December 31, 2022	1,299	$1	—	$—	—	$—	7,156,876	$7,156	$56,562,600	$(52,361,834)	$(157,452)	$4,050,471

Series E preferred stock issued	—	—	4,000	4	—	—	—	—	3,999,996	—	—	4,000,000

Stock options compensation	—	—	—	—	—	—	—	—	75,128	—	—	75,128

Stock issuance cost	—	—	—	—	—	—	—	—	(299,145)	—	—	(299,145)

Stock issued for services	—	—	—	—	—	—	12,463	12	32,488	—	—	32,500

Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	(2,143,683)	—	(2,143,683)

Balance March 31, 2023	1,299	$1	4,000	$4	—	$—	7,169,339	$7,168	$60,371,067	$(54,505,517)	$(157,452)	$5,715,271

Balance December 31, 2023	1,299	$1	11,500	$12	—	$—	7,306,663	$7,306	$69,120,199	$(63,603,552)	$(157,452)	5,366,514

Series D preferred stock issued	620	1	—	—	—	—	—	—	619,999	—	—	620,000

Series E preferred stock issued	—	—	2,125	2	—	—	—	—	2,125,000	—	—	2,125,002

Stock options compensation	—	—	—	—	—	—	—	—	141,204	—	—	141,204

Stock issuance cost	—	—	—	—	—	—	—	—	(36,188)	—	—	(36,188)

Stock issued for services	—	—	—	—	—	—	8,655	9	37,491	—	—	37,500

Stock compensation under ESPP	—	—	—	—	—	—	—	—	18,116	—	—	18,116

Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	—	—	—	(2,752,309)	—	(2,752,309)

Balance March 31, 2024	1,919	$2	13,625	$14	—	$—	7,315,318	$7,315	$72,025,821	$(66,355,861)	$(157,452)	$5,519,839

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Cash from operating activities:
Net loss	$(2,752,309)	$(2,143,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,208	116,588
Stock based compensation	159,320	75,128
Stock issued for services	37,500	32,500
Amortization of operating lease right of use asset	83,348	77,101
Changes in assets and liabilities:
Accounts receivable	866,373	2,700,917
Note receivable	(1,875)	—
Contract assets	(270,099)	(1,000,590)
Inventory	23,828	(101,167)
Prepaid expenses and other current assets	57,944	228,941
Accounts payable	(415,718)	(1,008,207)
Accrued expenses	76,370	(85,371)
Operating lease obligation	(82,306)	(8,107)
Contract liabilities	26,697	1,108,864

Net cash used in operating activities	(2,032,719)	(7,086)

Cash flows from investing activities:
Purchase of patents/trademarks	(980)	(7,339)
Purchase of software development	—	(212,067)
Purchase of fixed assets	(8,830)	(41,738)

Net cash used in investing activities	(9,810)	(261,144)

Cash flows from financing activities:
Repayments on financing agreements	(130,535)	(201,485)
Repayment of finance lease	—	(11,285)
Stock issuance cost	(36,188)	(299,145)
Proceeds from preferred stock issued	2,745,002	4,000,000

Net cash provided by financing activities	2,578,279	3,488,085

Net increase in cash	535,750	3,219,855
Cash, beginning of period	2,441,842	1,121,092
Cash, end of period	$2,977,592	$4,340,947

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$1,180
Taxes paid	$—	$—

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$272,322	$320,004

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (the “Company”), through its operating subsidiary, Duos Technologies, Inc. (“Duos”) (collectively the “Company”), is a company that specializes in machine vision and artificial intelligence to analyze fast moving objects such as trains, trucks, automobiles, and aircraft. This technology can help improve safety, maintenance, and operating metrics.

The Company is the inventor of the Railcar Inspection Portal (RIP) and is currently the rail industry leader for machine vision/camera wayside detection systems that include the use of Artificial Intelligence at speeds up to 125 mph. The RIP inspects a train at full speed from the top, sides, and bottom looking at FRA/AAR mandated safety inspection points. The system also detects illegal riders, which can assist law enforcement agencies. Each rail car is scanned with machine vision cameras and other sensors from the top, sides, and bottom, where images are produced within seconds of the railcar passing. These images can then be used by the customer to help prevent derailments, improve maintenance operations, and assist with security. The Company self-performs all aspects of hardware, software, Information Technology (“IT”), and Artificial Intelligence development and engineering. The Company maintains significant intellectual property and continues to be awarded additional patents for both the technology and methodologies used. The Company also has a proprietary portfolio of approximately 50 Artificial Intelligence “Use Cases” that automatically flag defects. The Company has deployed this system with several Class 1 railroads and one major passenger carrier and anticipates an increased demand in the future from railcar operators, owners, shippers, transit railroads as well as law enforcement agencies.

The Company has also developed the Automated Logistics Information System (“ALIS”) which automates gatehouse operations where trucks enter and exit large logistics and intermodal facilities. This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline and significantly improve operations and security and, importantly, dramatically improve throughput on each lane on which the technology is deployed. The Company is not currently actively pursuing further customers for ALIS but will continue to analyze the potential market and expects to deploy an upgraded Truck Inspection Portal (TIP) which uses the same technology and lessons learned from the ALIS and RIP systems at some point in the future.

The Company’s strategy for the rail industry is to expand beyond our existing customer base in the Class 1 and major passenger transit market and we expect to add additional users in the short line and regional transit markets in North America. In addition, we plan to expand our subscription offering to car owners and shippers and expand operations to meet the demand from international customers. The Company is prepared to respond and scale, if necessary, to react to increased demand from potential regulations that may be imposed around wayside detection technology. In the future the Company may put more emphasis on the trucking and intermodal sector with an updated Truck Inspection Portal solution. The Company continues to focus on operational and technical excellence, customer satisfaction, and maintaining a highly skilled and performance-based work force. The Company is also further investigating market opportunities for subsets of its technology including deployment and management of Edge Data Centers, a fundamental component of the distributed, rapid response data analysis used in the RIP.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024.

Principles of Consolidation

The unaudited consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiary, Duos Technologies, Inc. All inter-company transactions and balances are eliminated in consolidation.

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

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2024, the balance in one financial institution exceeded federally insured limits by approximately $2,485,140. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2024, three customers accounted for 31%, 30% and 26% of revenues. For the three months ended March 31, 2023, two customers accounted for 70%, and 20% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a Railcar Inspection Portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is may be paid annually in advance with revenues recorded ratably over the contract period.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

At March 31, 2024, three customers accounted for 49%, 38%, and 13% of accounts receivable. At December 31, 2023, two customers accounted for 83%, and 11% of accounts receivable. Much of the credit risk is mitigated since all the customers listed here are Class 1 railroads with a history of timely payments to us.

Geographic Concentration

For the three months ended March 31, 2024, approximately 61% of revenue was generated from three customers outside of the United States. For the three months ended March 31, 2023, approximately 25% of revenue was generated from three customers outside of the United States.

Significant Vendors and Concentration of Credit Risk

In some instances, the Company relies on a limited pool of vendors for key components related to the manufacturing of its subsystems. These vendors are primarily focused on camera, server, and lighting technologies integral to the Company’s solution. Where possible, the Company seeks multiple vendors for key components to mitigate vendor concentration risk.

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

Accounts Receivable

On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated credit loss allowances for uncollectible accounts. In determining the collections on the account, historical trends are evaluated, and specific customer issues are reviewed to arrive at appropriate allowances. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make the required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers.

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

Software Development Costs

Software development costs incurred prior to establishing technological feasibility are charged to operations and included in research and development costs. The technological feasibility of a software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product meets its design specifications, including functionality, features, and technical performance requirements. Software development costs incurred after establishing technological feasibility for software sold as a perpetual license, as defined within ASC 985-20 (Software – Costs of Software to be Sold, Leased, or Marketed), are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Software development costs are evaluated for impairment annually by comparing the net realizable value to the unamortized capitalized costs and writing these costs down to net realizable value.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

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

Consulting Services

The Company’s consulting services business generates revenues under contracts with customers from three sources: (1) Professional Services (consulting and auditing); (2) Customer service training and (3) Maintenance/support.

(1) Revenues for professional services, which are of short-term duration, are recognized when services are completed;

(2) Training sales are one-time upfront short-term training sessions and are recognized after the service has been performed; and

(3) Maintenance/support is an optional product sold to our software license customers under one-year or longer contracts. Accordingly, maintenance payments received upfront are deferred and recognized over the contract term.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

Leases

The Company follows ASC 842 “Leases”. This guidance requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities for most operating leases. In addition, this guidance requires that lessors separate lease and non-lease components in a contract in accordance with the revenue guidance in ASC 606.

The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the balance sheet and instead recognize the lease payments as an expense when incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components as a single lease component.

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

At March 31, 2024, there were (i) an aggregate of 44,644 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 1,387,775 shares of common stock, (iii) 639,667 common shares issuable upon conversion of Series D Convertible Preferred Stock, and (iv) 4,541,667 common shares issuable upon conversion of Series E Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company has evaluated the disclosure impact of ASU 2023-07; and determined the standard will not have an impact on the Company’s consolidated financial statements.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,752,309 for the three months ended March 31, 2024. During the same period, cash used in operating activities was $2,032,719. The working capital surplus and accumulated deficit as of March 31, 2024, were $3,305,875 and $66,355,861, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to underwritten offerings and private placements which were completed during 2022, 2023, and now the first and second quarters of 2024 as well.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

As previously noted, the Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Preferred Stock. Additionally, late in the first quarter of 2024, the Company raised gross proceeds of $2,745,000 from the issuance of a combination of Series D and E Preferred Stock (See Note 5). As part of its strategy, the Company will endeavor to utilize the Preferred Series E and the remainder of the Series D as additional funding mechanisms. Additionally, during the second quarter of 2024, the Company will again have access to its S-3 “shelf registration” statement allowing the Company to sell additional common shares. At the time of filing this document, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business in the event it did not have an uptake in the preferred classes of shares previously noted. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) previously affected our operations, particularly in our supply chain, we now believe that the supply chain lags have largely been abated. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, and growing the Company sufficiently to generate enough revenue to attain consistently profitable operations. The Company cannot currently quantify the uncertainty related to previous supply chain delays or the persistence of inflation and their effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand, forthcoming with ongoing business or available via the capital markets to maintain operations for at least twelve months from the date of this report.

In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, as described above, it will have sufficient sources of working capital to meet its obligations over the following twelve months. In the last twelve months the Company has experienced relatively steady contracted backlog as well as seen positive signs from new commercial engagements that indicate improvements in future commercial opportunities for both one-time capital and recurring services revenues.

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, proactive management of our existing contracts, recent stock offerings and private placements as well as the availability to raise capital via our shelf registration indicate there is no substantial doubt that the Company can continue as a going concern for a period of twelve months from the issuance date of this report. We continue executing the plan to grow our business and achieve profitability. The Company may selectively look at opportunities for fund raising in the future. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2022, continued in 2023, and will continue in 2024 and beyond. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

NOTE 3 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Notes Payable	Principal	Interest	Principal	Interest

Third Party - Insurance Note 1	$—	—%	$39,968	8.00%
Third Party - Insurance Note 2	22,438	—	2,008	—
Third Party - Insurance Note 3	161,325	—	—	—
Total	$183,763	—	$41,976	—

The Company entered into an agreement on April 15, 2023 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $142,734, secured by that policy with an annual interest rate of 8.00% and payable in 11 monthly installments of principal and interest totaling $13,501. At March 31, 2024 and December 31, 2023, the balance of Insurance Note 1 was zero and $39,968, respectively.

The Company renewed it’s agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,140, and payable in 12 monthly installments of $2,012. At March 31, 2024 and December 31, 2023, the balance of Insurance Note 2 was $22,438 and $2,008, respectively.

The Company entered into an agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $245,798 with a down payment paid in the amount of $84,473 in the first quarter of 2024 and ten monthly installments of $20,169. At March 31, 2024 and December 31, 2023, the balance of Insurance Note 4 was $161,325 and zero , respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021 and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021 and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104   at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. Per the contract, in the 18th month, the security deposit was reduced by $50,000. The right of use asset balance at March 31, 2024, net of accumulated amortization, was $4,289,807.

As of March 31, 2024, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 8.3 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Three Months Ended March 31,
	2024	2023
Lease cost:
Operating lease cost	$195,410	$195,409
Short-term lease cost	$4,296	$7,104

Other information:
Operating cash outflow used for operating leases	$194,367	$126,416
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	8.3 years	9.2 years

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

As of March 31, 2024, future minimum lease payments due under our operating leases are as follows:

Amount
Calendar year:
2024	$584,720
2025	798,556
2026	818,518
2027	838,984
2028	859,856
Thereafter	3,183,571
Total undiscounted future minimum lease payments	7,084,205
Less: Impact of discounting	(2,158,706)
Total present value of operating lease obligations	4,925,599
Current portion	(783,944)
Operating lease obligations, less current portion	$4,141,555

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

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of Company, whether voluntary or involuntary (a “Liquidation”), the holders shall be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of March 31, 2024 and December 31, 2023, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

The Company’s Board of Directors designated 5,000 shares as the Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). Each share of the Series C Convertible Preferred Stock had a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock has 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series C Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $5.50 (subject to adjustment). The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series C Preferred Stock elected the 19.99% Beneficial Ownership Limitation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock, and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. In January 2022, the 2,500 outstanding shares of Series C Convertible Preferred Stock were converted into 454,546 shares of common stock. As of March 31, 2024 and December 31, 2023, respectively, there were zero and zero shares of Series C Convertible Preferred Stock issued and outstanding.

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

Series D Convertible Preferred Stock

On September 28, 2022, the Company amended its articles of incorporation to designate 4,000 shares as the Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”). Each share of the Series D Convertible Preferred Stock has a stated value of $1,000. The holders of the Series D Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series D Convertible Preferred Stock has 333 votes (subject to standard anti-dilution adjustment); provided that in no event may a holder of Series D Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series D Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series D Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series D Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series D Preferred Stock are subject to the 4.99% restriction, with the exception of one who elected the 19.99% Beneficial Ownership Limitation. The Company shall reserve and keep available out of its authorized and unissued Common Stock, solely for the issuance upon the conversion of the Series D Convertible Preferred Stock, such a number of shares of Common Stock as shall from time to time be issuable upon the conversion of all of the shares of the Series D Convertible Preferred Stock then outstanding. Additionally, the Series D Convertible Preferred Stock does not have the right to dividends and in the event of an involuntary liquidation, the Series D shares shall be treated as a pro rata equivalent of common stock outstanding at the date of the liquidation event and have no liquidation preference.

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

On May 16, 2023, the Series D Convertible Preferred Stock was approved for conversion to common shares during the Company’s annual shareholder meeting.

On March 22, 2024 and March 28, 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain existing and other accredited investors (the “2024 Purchasers”). Pursuant to the Purchase Agreements, the 2024 Purchasers purchased an aggregate of 620 shares of Series D Preferred Stock, at a price of $1,000 per share, and the Company received proceeds of $620,000. The Series D Preferred Stock is convertible into Common Stock at $3.00 a share. If all of the 620 shares of Series D Preferred Stock were converted, the Company would issue 206,667 shares of Common Stock.

As of March 31, 2024 and December 31, 2023, respectively, there were 1,919 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

Series E Convertible Preferred Stock

The Company’s Board of Directors has designated 30,000 shares as the Series E Convertible Preferred Stock (the “Series E Convertible   Preferred Stock”). Each share of the Series E Convertible Preferred Stock has a stated value of $1,000. The holders of the Series E Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Convertible Preferred Stock has 333 votes (subject to adjustment); provided that in no event may a holder of Series E Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation. Each share of Series E Convertible Preferred Stock is convertible, subject to shareholder approval (which has not yet been granted); at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series E Convertible Preferred Stock are subject to the 4.99% restriction, with the exception of one who elected the 19.99% Beneficial Ownership Limitation

The Company on March 27, 2023 entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser purchased 4,000 shares of a newly authorized Series E Convertible Preferred Stock at a price of $1,000 per share, and the Company received proceeds of $4,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

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

The November Purchase Agreement also provides that the Company will not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the November Purchase Agreement) on or prior to June 30, 2024 that entitles any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Convertible Preferred Stock without the consent of the Purchasers. The conversion price of the Series E Convertible Preferred Stock currently is $3.00 per share (subject to adjustment).

The Purchasers under the November Purchase Agreement also were the holders of the Company’s Series F Convertible Preferred Stock issued on August 1, 2023. The purchase agreement relating to the shares of Series F Convertible Preferred Stock required the consent of the holders in the event the Company were to issue common stock or rights to acquire common stock prior to December 31, 2023 at an effective price per share less than the then conversion price of the Series F Convertible Preferred Stock, which was $6.20 per share. As a result, on November 10, 2023 the Company and the holders of the Series F Convertible Preferred Stock entered into Exchange Agreements pursuant to which the holders of Series F Convertible Preferred Stock exchanged their 5,000 shares of Series F Convertible Preferred Stock for an equal number of shares of Series E Convertible Preferred Stock. As a result of the November Purchase Agreement and the Exchange Agreements, the Company issued a total of 7,500 shares of Series E Convertible Preferred Stock and the 5,000 shares of Series F Convertible Preferred Stock were cancelled.

On March 22, 2024 and March 28, 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain existing and other accredited investors (the “2024 Purchasers”). Pursuant to the Purchase Agreements, the 2024 Purchasers purchased an aggregate of  2,125 shares of Series E Convertible Preferred Stock, at a price in each case of $1,000 per share, and the Company received proceeds of $2,125,002. The Series E Preferred Stock is convertible into Common Stock at $3.00 a share. If all of the 2,125 shares of Series E Convertible Preferred Stock were converted, the Company would issue 708,333 shares of Common Stock.

As of March 31, 2024 and December 31, 2023, respectively, there were 13,625 and 11,500 shares of Series E Convertible Preferred Stock issued and outstanding.

In connection with such Purchase Agreements, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company filed with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series E Convertible Preferred Stock are convertible. The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

The Registration Rights Agreement contains provisions for liquidated damages equal to 1% multiplied by the aggregate subscription amount paid, paid each month, in the event certain deadlines are missed.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

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

As of March 31, 2024 and December 31, 2023, respectively, there were zero and zero shares of Series F Convertible Preferred Stock issued and outstanding.

Common stock issued

Three Months Ended March 31, 2024

During the three months ended March 31, 2024, the Company issued 8,655 shares of common stock for payment of board fees to three directors in the amount of $37,500 for services to the board which was expensed during the three months ended March 31, 2024. The volume-weighted average price (VWAP) per share is $4.33.

Three Months Ended March 31, 2023

During the three months ended March 31, 2023, the Company issued 12,463 shares of common stock for payment of board fees to three directors in the amount of $32,500 for services to the board which was expensed during the three months ended March 31, 2023. The volume-weighted average price (VWAP) per share is $2.61.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

Employee Stock Purchase Plan

In the fourth quarter of 2022, the board of directors adopted an Employee Stock Purchase Plan (“ESPP”) which was effective as of January 1, 2023 with a term of 10 years. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discounted price, through payroll deductions from a minimum of 1% and up to 25% of their eligible compensation up to a maximum of $25,000 or the IRS allowable limit per calendar year. The Company’s Chief Financial Officer administers the ESPP in conjunction with approvals from the Company’s Compensation Committee, including with respect to the frequency and duration of offering periods, the maximum number of shares that an eligible employee may purchase during an offering period, and, subject to certain limitations set forth in the ESPP, the per-share purchase price. Currently, the maximum number of shares that can be purchased by an eligible employee under the ESPP is 10,000 shares per offering period and there are two six-month offering periods that begin in the first and third quarters of each fiscal year. The purchase price for one share of Common Stock under the ESPP is currently equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (look-back feature). Although not required by the ESPP, all payroll deductions received or held by the Company under the ESPP are segregated and deemed as “restricted cash” until the completion of the offering period and redemption of the applicable shares and those withheld amounts are recorded as liabilities. The ESPP employee contribution for the three months ended March 31, 2024 is less than 2 % of total cash and is not deemed material, therefore it is not presented separately on the Balance Sheet as “restricted cash”. The maximum aggregate number of shares of the Common Stock that may be issued under the ESPP is 1,000,000 shares.

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

As of the three months ended March 31, 2024, the Company has an accrued liability of $44,686 included in accrued expenses of employee contributions for the ESPP which may convert to shares of common stock upon the close of the offering period open from January 1, 2024 to June 30, 2024. The liability is offset by restricted cash held by the Company in the same amount for employee contributions which the Company expects to convert to common stock upon closure of the offering period at June 30, 2024. Additionally, the Company recorded a stock-based expense associated with the ESPP for the three months ended March 31, 2024 of $18,116.

The Company computed the fair value of the look-back feature call and put options for January 1, 2024 to March 31, 2024 using a Black Scholes option pricing model using the following assumptions:

At March 31, 2024
Grant date share price	$2.70 - $4.34
Grant date exercise price	$2.30 - $3.69
Expected term	0.25 years
Expected volatility	66.8%
Risk-free rate	5.41%
Expected dividend rate	0%

During the offer period, the Company records stock-based compensation pro rata as an expense and a credit to additional paid-in capital. The following table discloses relevant information for the ESPP at March 31, 2024 and for three months then ended.

At March 31, 2024
Cash payment received from employee withholdings	$44,686
Cash from employee withholdings used to purchase shares under ESPP	—
Cash and ESPP employee withholding liability	$44,686

For the Three Months ended
March 31, 2024
Cash from employee withholdings used to purchase ESPP shares	$—
Stock based compensation expense	18,116
Total increase to equity for three months ended March 31, 2024	$18,116

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2024 and 2023, was $141,204 and $75,128, respectively, for stock options granted to employees. This expense is included in selling, general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. At March 31, 2024, the total compensation cost for stock options not yet recognized was $438,998. This cost will be recognized over the remaining vesting term of the options ranging from nine months to two and one-half years.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

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

As of March 31, 2024, and December 31, 2023, options to purchase a total of 1,387,775 (net of forfeitures discussed below) shares of common stock and 1,387,775 shares of common stock were outstanding, respectively. At March 31, 2024, 766,323 options were exercisable. Of the total options issued, 269,658 and 269,658 options were outstanding under the 2016 Equity Incentive Plan, 788,117 and 788,117 were outstanding under the 2021 Plan and a further 330,000 and 330,000 non-plan options to purchase common stock were outstanding as of March 31, 2024 and December 31, 2023, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO in the fourth quarter of 2020.

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2022	926,266	$5.74	3.3	$—
Granted	463,117	$4.22	4.35	$—
Forfeited	(1,608)	$14.00	—	$—
Outstanding at December 31, 2023	1,387,775	$5.23	3.0	$—
Exercisable at December 31, 2023	581,324	$5.38	1.8	$—

Outstanding at December 31, 2023	1,387,775	$5.23	3.0	$—
Granted	—	$—	—	$—
Exercised/Forfeited/Expired	—	$—	—	$—
Outstanding at March 31, 2024	1,387,775	$5.23	2.8	$—
Exercisable at March 31, 2024	766,323	$5.55	1.8	$—

 Warrants

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2022	80,091	$8.63	0.8	—
Warrants expired, forfeited, cancelled or exercised	(102,947)	—	—	—
Warrants issued	—	—	—	—
Outstanding at December 31, 2023	44,644	$7.70	0.7	—
Exercisable at December 31, 2023	44,644	$7.70	0.7	—

Outstanding at December 31, 2023	44,644	$7.70	0.7	—
Warrants expired, forfeited, cancelled or exercised	—	—	—	—
Warrants issued	—	—	—	—
Outstanding at March 31, 2024	44,644	$7.70	0.5	—
Exercisable at March 31, 2024	44,644	$7.70	0.5	—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

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

At March 31, 2024 and December 31, 2023, contract assets on uncompleted contracts consisted of the following:

	March 31, 2024	December 31, 2023
Cumulative revenues recognized	$9,090,355	$8,820,256
Less: Billings or cash received	(8,178,309)	(8,178,309)
Contract assets	$912,046	$641,947

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

At March 31, 2024 and December 31, 2023, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	March 31, 2024	December 31, 2023
Billings and/or cash receipts on uncompleted contracts	$1,264,658	$1,264,658
Less: Cumulative revenues recognized	(199,976)	(199,976)
Contract liabilities, technology systems	1,064,682	1,064,682
Contract liabilities, services and consulting	628,258	601,561
Total contract liabilities	$1,692,940	$1,666,243

Contract liabilities at December 31, 2023 were $1,666,243; of which zero for technology systems and $292,947 in services and consulting have been recognized as of March 31, 2024.

The Company expects to recognize all contract liabilities within 12 months from the respective consolidated balance sheet date.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

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

b.	Maintenance and support contracts ranging from one to five years in length.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

Quantitative:

For the Three Months Ended March 31, 2024

Segments	Rail	Commercial	Government	Artificial Intelligence		Total
Primary Geographical Markets

North America	$1,067,449	$3,231	$—		$—	$1,070,680

Major Goods and Service Lines

Turnkey Projects	$270,099	$—	$—		$—	$270,099
Maintenance and Support	601,379	3,231	—		—	604,610
Algorithms	195,971	—	—		—	195,971
	$1,067,449	$3,231	$—	$		$1,070,680

Timing of Revenue Recognition

Goods transferred over time	$270,099	$—	$—		$—	$270,099
Services transferred over time	797,350	3,231	—		—	800,581
	$1,067,449	$3,231	$—		$—	$1,070,680

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

For the Three Months Ended March 31, 2023

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$2,376,449	$28,831	$11,353	$227,655	$2,644,288

Major Goods and Service Lines

Turnkey Projects	$1,827,764	$—	$—	$—	$1,827,764
Maintenance and Support	548,685	28,831	11,353	—	588,869
Algorithms	—	—	—	227,655	227,655
	$2,376,449	$28,831	$11,353	$227,655	$2,644,288

Timing of Revenue Recognition

Goods transferred over time	$1,827,764	$—	$—	$—	$1,827,764
Services transferred over time	548,685	28,831	11,353	227,655	816,524
	$2,376,449	$28,831	$11,353	$227,655	$2,644,288

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

NOTE 7 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the three months ended March 31, 2024, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the three months ended March 31, 2024, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $55,099.

NOTE 8 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the periods reflected in this report.

NOTE 9 – SALE OF ASSETS

On June 29, 2023, the Company completed a transaction whereby it sold assets related to its Integrated Correctional Automation System (iCAS) business with a single customer. In the fourth quarter of 2022, the Company elected to not renew a support contract due to the limited nature of the business. The transaction was completed with a third-party buyer of which the Company’s former and now current Chief Financial Officer is a director. Said officer did not participate in the transaction on behalf of the Company.

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

The common stock purchase warrants are for a total of 55,000,000 common shares of the buyer at an exercise price of $0.01 per share. The warrants are subject to standard anti-dilution provisions. The warrants are not exercisable until on or after six months from the issuance date and no later than on or before the third anniversary of the issuance date. The Company may exercise the warrants at any time after the six-month anniversary of the issuance date on a cashless basis if there is no effective registration statement covering the resale of the Warrant Shares at prevailing market prices by the holder. The exercise of these warrants is subject to beneficial ownership limits of 4.99% which may be increased by the holder up to 9.99% as defined in the warrant. Given that the shares carried no intrinsic value at the time of the transaction and that the overall fair value is de minimis, the Company has not recorded the warrants associated with the transaction.

The Company recognized a gain on sale of assets of $150,000, which is included in other income in 2023.

The original issue discount is being accrued into interest income over the term of the note.

The note receivable was recorded as follows on March 31, 2024:

March 31, 2024
Convertible note receivable	$165,000
Unamortized discount	(9,375)
Convertible note receivable, net	$155,625

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2024 (Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

On April 3, 2024, the Company received aggregate proceeds of $250,000 related to the sale of 250 shares of Series D Preferred Stock. The Series D Preferred Stock is convertible into Common Stock at a conversion price of $3.00 per share.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, the Company shall file with the SEC a registration statement covering the resale by the Purchasers of the shares of common stock into which the shares of Series D Preferred Stock are convertible. Subject to certain conditions, the Company must cause the registration statement to be declared effective by 90 days after closing (or in the event of a full review by the SEC, by 120 days). The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. Under the Purchase Agreement, the Company is required to hold a meeting of shareholders at the earliest practical date, but in no event later than 120 days after closing (or 150 days in the event of a review of the proxy statement by the Securities and Exchange Commission (the “SEC”)).

On April 23, 2024, the Company changed the name of its dormant subsidiary “Duos Technologies International, Inc.” to “Duos Edge AI, Inc.”

On April 23, 2024, a holder of our Series D Preferred Stock converted 225 shares of Series D Preferred Stock into 75,000 shares of Common Stock.

On April 30, 2024, two holders of our Series D Preferred Stock converted an aggregate of 350 shares of Series D Preferred Stock into 116,668 shares of Common Stock.

On May 7, 2024, a holder of our Series D Preferred Stock converted 75 shares of Series D Preferred Stock into 25,000 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc., and its operating subsidiary, Duos Technologies, Inc. (“Duos”) (Duos Technologies Group, Inc. and Duos, collectively the “Company” “we”, “our”, and “us”) from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “aim,” “project,” “target,” “will,” “may,” “should,” “forecast” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements typically address the Company’s expected future business and financial performance and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

The Company has also developed the Automated Logistics Information System (ALIS) which automates gatehouse operations where transport trucks enter and exit large logistics and intermodal facilities. This solution incorporates a similar set of sensors, data processing and artificial intelligence to streamline the customer’s logistics transactions and tracking and can also automate the security and safety inspection if called for. The Company is evaluating other solutions for moving vehicles including aircraft, which could provide similar benefits in terms of safety and efficiency for required inspections as part of an operations process. The Company is not currently actively pursing further customers for ALIS but will continue to analyze the potential market and expects to deploy an upgraded Truck Inspector Portal (TIP) which uses the same technology and lessons learned from ALIS and RIP systems at some point in the future.

We have developed two proprietary solutions that operate our software and artificial intelligence.centraco® is an Enterprise Information Management Software platform that consolidates data and events from multiple sources into a unified and distributive user interface. Customized to the end user’s Concept of Operations (CONOPS), it provides improved situational awareness and data visualization for operational objectives compared to traditional manual inspections. truevue360™ is our fully integrated platform that we utilize to develop and deploy Artificial Intelligence (AI) algorithms, including Machine Learning, Computer Vision, Object Detection and Deep Neural Network-based processing for real-time applications.

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

The year 2022 ushered in a new phase in the Company’s development. Although we continue to see an extension of challenges faced in past years, we also see positive changes and opportunities for our business that will be discussed in greater detail herein. They include:

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

Prospects and Outlook

The Company’s focus for the last several years was to improve operational and technical execution which will continue into the foreseeable future. This we expect will enable the commercial side of the business to expand delivery of the Company’s products and services into existing customers and to expand and diversify our current customer base as well as enter new markets. The Company’s primary customers have indicated readiness to order more equipment and services should the Company execute as expected on key deliverables. With the Company working toward a subscription platform approach for current and planned offerings and its expansion of its artificial intelligence offering, this will also open up additional commercial avenues to the Company. Historically, the Company has been focused on large, one-time sales with the subscription opportunities representing an expanded addressable market with an increasing emphasis on recurring revenues.

The Company is making engineering and software upgrades to the RIP to meet anticipated Federal Railroad Association (FRA) and Association of American Railroad (AAR) standards. In addition, the Company is expanding its offerings by taking subsets of its integrated RIP and associated products and pursuing revenues outside of its traditional markets. Both the products upgrades and the additional offerings will continue to be released throughout 2024 and are expected to drive revenue growth this year and beyond.

The Company expanded its focus in the rail industry to encompass passenger transportation and was awarded a large, multi-year contract with a national rail carrier in 2022. The Company has been developing and constructing the enhanced systems for this contract and anticipates that it will install a high performance, two-RIP solution for the carrier in 2024, with a long-term services agreement commencing upon delivery of the system.

Although the Company’s prospects for future revenue growth are anticipated to be favorable, investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control and unexpected macro events can have a severe impact on the business. Please see the risk factors identified in “Item 1A – Risk Factors” of our Annual Report on Form 10-K filed with the SEC on April 1, 2024.

Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended
	March 31,
	2024	2023

Revenues	$1,070,680	$2,644,288
Cost of revenues	976,048	2,107,116
Gross margin	94,632	537,172
Operating expenses	2,855,678	2,683,970
Loss from operations	(2,761,046)	(2,146,798)
Other income (expense)	8,737	3,115
Net loss	$(2,752,309)	$(2,143,683)

Revenues

	For the Three Months Ended
	March 31,
	2024	2023	% Change
Revenues:
Technology systems	$269,855	$1,827,764	-85%
Services and consulting	800,825	816,524	-2%
Total revenues	$1,070,680	$2,644,288	-60%

The decrease in overall revenues for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, is primarily attributed to delays outside of the Company’s control with deployment of our two high-speed Railcar Inspection Portals, which are recorded in the technology systems portion of our business. Although these systems were largely ready for deployment in 2023, customer delays at the deployment site prevented installation even though these two high-speed Railcar Inspection Portals were deep into their production and manufacturing phases, which did not allow us to record the next phase of recognition. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation later this year. Additionally, the Company continues to see opportunities for expansion of its programs with existing customers. In spite of the timing delays that continue to impact the quarterly results, management remains confident in the long-term potential of the RIP product.

The slight variation in the services portion of our revenues stems from two of our sites pausing their service payments in exchange for the chance to offer subscriptions at these locations, a change offset by the subscription revenue from these sites. The Company expects growth with new revenue from existing customers, including services revenue as the result of new maintenance contracts being established on installations coming on-line during 2024. The Company also anticipates renewals of existing and backlog contracts and a shift to the next generation of technology systems which are currently being manufactured and expect to be completed during 2024.

Cost of Revenues

	For the Three Months Ended
	March 31,
	2024	2023	% Change
Cost of revenues:
Technology systems	$583,437	$1,767,209	-67%
Services and consulting	392,611	339,907	16%
Total cost of revenues	$976,048	$2,107,116	-54%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems and support and maintenance of existing systems and software projects.

During the three months ended March 31, 2024, the cost of revenues on technology systems decreased compared to the equivalent period in 2023. This reduction is primarily due to the company being well into the middle of production and manufacturing phase of our two high-speed Railcar Inspection Portals during the first quarter of 2023. By the first quarter of 2024, we are approaching the end of the manufacturing cycle and beginning preparations for field installation later in the year, and thereby contributing to the decrease in cost of revenues year-over-year. Additionally, the Company records certain fixed, operating and servicing costs for both technology systems and services and consulting. These fixed costs, in part, contribute to the cost of revenues declining at a slower rate than that of revenue. The Company continues to face headwinds with supply disruption and cost. While we expect that macro-economic factors will continue to drive prices, the Company continues to manage its costs and, where possible, pass through increased costs to customers in the form of higher prices, although this is not assured.

Cost of revenues on services and consulting increased in the three months ended March 31, 2024 compared to the prior year period. This rise in costs is due to one-time site improvements carried out for a customer in the first quarter of 2024, unlike in the corresponding period of 2023. Additionally, sales commissions associated with site services were reclassified from sales and marketing expenses to direct costs.

Gross Margin

	For the Three Months Ended
	March 31,
	2024	2023	% Change

Revenues	$1,070,680	$2,644,288	-60%
Cost of revenues	976,048	2,107,116	-54%
Gross margin	$94,632	$537,172	-82%

Gross margin decreased for the first quarter of 2024 as compared to the same period in 2023 largely in line with the decline in revenue. As noted above, the decrease in margin was a direct result of the timing of business activity related to the manufacturing of two high-speed, transit-focused Railcar Inspection Portals. Those same project revenues and subsequent margin contributions were not present during the first quarter of 2024. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Operating Expenses

	For the Three Months Ended
	March 31,
	2024	2023	% Change
Operating expenses:
Sales and marketing	$553,486	$307,577	80%
Research and development	382,142	404,885	-6%
General and administration	1,920,050	1,971,508	-3%
Total operating expenses	$2,855,678	$2,683,970	6%

During the three months ended March 31, 2024, the Company experienced a modest increase in overall operating expenses compared to the same period in 2023. There was a significant uptick in sales and marketing costs, primarily due to an expansion in staff after strengthening our commercial team in the latter half of 2023 in preparation for entering new markets. Conversely, research and development expenses fell by 6% owing to reduced personnel and scaled-back testing of prospective technologies. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Loss from Operations

The loss from operations for the three months ended March 31, 2024 and 2023 was $2,761,046 and $2,146,798, respectively. The increase in loss from operations was primarily the result of lower revenues recorded in the quarter as a consequence of delays in going to field for the two high-speed RIPs for a passenger transit client offset by a planned reduction in expenses which resulted in a lower percentage increase in operating loss compared to a larger percentage decrease in revenue recorded during the quarter.

Other Income/Expense

Other income for the three months ended March 31, 2024 was $9,182 and $4,295 for the comparative period in 2023. Interest expense for the three months ended March 31, 2024 was $445 and $1,180 for the comparative period in 2023.

Net Loss

The net loss for the three months ended March 31, 2024 and 2023 was $2,752,309 and $2,143,683 respectively. The 28% increase in net loss was mostly attributed to the decrease in revenues as described above from timing delays along with growing expenses. Net loss per common share was $0.38 and $0.30 for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of March 31, 2024, the Company has a working capital surplus of $3,305,875 and the Company had a net loss of $2,752,309 for the three months ended March 31, 2024.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,032,719)	$(7,086)
Net cash used in investing activities	(9,810)	(261,144)
Net cash provided by financing activities	2,578,279	3,488,085
Net increase in cash	$535,750	$3,219,855

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 was $2,032,719 and $7,086, respectively. The increase in net cash used in operating activities for the three months ended March 31, 2024, was the result of cash outflows to procure necessary materials and overall sales and marketing, general and administration expenses offset by cash inflows from milestone payments related to current projects. In addition, there are two material changes in assets and liabilities that increased the use of cash in operating activities, notably the cash used for the reduction in accounts payable and decreased contract assets related to lower overall project activities reported during the quarter.

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $9,810 and $261,144 respectively, representing an decrease in the purchase of various fixed assets for computer equipment and product and software development and disbursements for patent costs.

Net cash provided by financing activities for the three months ended March 31, 2024 and 2023 was $2,578,279 and $3,488,085, respectively. Cash flows provided by financing activities during the first three months of 2024 were primarily attributable to gross proceeds of approximately $2,745,002 from issuances of Series D and Series E Convertible Preferred Stock. Cash flows from financing activities during the first three months of 2023 were primarily attributable to the issuance of Series E Convertible Preferred shares for $4,000,000 of gross proceeds offset by repayments of certain loans related to financing of insurance costs.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,752,309 for the three months ended March 31, 2024. During the same period, cash used in operating activities was $2,032,719. The working capital surplus and accumulated deficit as of March 31, 2024, were $3,305,875 and $66,355,861, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to underwritten offerings and private placements which were completed during 2022, 2023, and now the first and second quarters of 2024 as well.

As previously noted, the Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Preferred Stock. Additionally, late in the first quarter of 2024, the Company raised gross proceeds of $2,745,000 from the issuance of a combination of Series D and E Preferred Stock (See Note 5). As part of its strategy, the Company will endeavor to utilize the Preferred Series E and the remainder of the Series D as additional funding mechanisms. Additionally, during the second quarter of 2024, the Company will again have access to its S-3 “shelf registration” statement allowing the Company to sell additional common shares. At the time of filing this document, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business in the event it did not have an uptake in the preferred classes of shares previously noted. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) previously affected our operations, particularly in our supply chain, we now believe that the supply chain lags have largely been abated. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, as described above, it will have sufficient sources of working capital to meet its obligations over the following twelve months. In the last twelve months the Company has experienced relatively steady contracted backlog as well as seen positive signs from new commercial engagements that indicate improvements in future commercial opportunities for both one-time capital and recurring services revenues.

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, proactive management of our existing contracts, recent stock offerings and private placements as well as the availability to raise capital via our shelf registration indicate there is no substantial doubt that the Company can continue as a going concern for a period of twelve months from the issuance date of this report. We continue executing the plan to grow our business and achieve profitability. The Company may selectively look at opportunities for fund raising in the future. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2022 and continued in 2023, and will continue in 2024 and beyond. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Contoller, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based upon such evaluation, our Chief Executive Officer, Chief Financial Officer and Controller have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Controller, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement for Series D Preferred Stock (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.2	Form of Registration Rights Agreement for Series D Preferred Stock (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.3	Form of Securities Purchase Agreement for Series E Preferred Stock (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.4

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

DUOS TECHNOLOGIES GROUP, INC.
Date: May 13, 2024	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: May 13, 2024	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

