Form 10-Q
period 2024-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2024-08-13
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 9, 2024, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 7,689,969.

SIGNATURES	41

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$506,114	$2,441,842
Accounts receivable, net	128,795	1,462,463
Contract assets	1,139,395	641,947
Inventory	1,060,373	1,526,165
Prepaid expenses and other current assets	436,066	184,478
Note receivable, net	157,500	—

Total Current Assets	3,428,243	6,256,895

Property and equipment, net	1,736,407	726,507
Operating lease right of use asset	4,204,593	4,373,155
Security deposit	500,000	550,000

OTHER ASSETS:
Note receivable, net	—	153,750
Intangible asset, net	10,688,359	—
Patents and trademarks, net	128,371	129,140
Software development costs, net	524,225	652,838
Total Other Assets	11,340,955	935,728

TOTAL ASSETS	$21,210,198	$12,842,285

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$849,497	$595,634
Notes payable - financing agreements	241,452	41,976
Accrued expenses	252,024	164,113
Operating lease obligations-current portion	788,801	779,087
Contract liabilities, current	3,676,567	1,666,243
Total Current Liabilities	5,808,341	3,247,053

Contract liabilities, less current portion	8,495,876	—
Operating lease obligations, less current portion	4,052,527	4,228,718

Total Liabilities	18,356,744	7,475,771

Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,441,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 and 0 issued and outstanding at June 30, 2024 and December 31, 2023, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at June 30, 2024 and December 31, 2023, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at June 30, 2024 and December 31, 2023, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 1,519 and 1,299 issued and outstanding at June 30, 2024 and December 31, 2023, respectively, convertible into common stock at $3 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 13,625 and 11,500 issued and outstanding at June 30, 2024 and December 31, 2023, respectively, convertible into common stock at $3 per share	14	12
Series F convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at June 30, 2024 and December 31, 2023, respectively, convertible into common stock at $6.20 per share	—	—

Common stock: $0.001 par value; 500,000,000 shares authorized, 7,623,598 and 7,306,663 shares issued, 7,622,274 and 7,305,339 shares outstanding at June 30, 2024 and December 31, 2023, respectively	7,623	7,306
Additional paid-in-capital	72,563,300	69,120,199
Accumulated deficit	(69,560,032)	(63,603,552)
Sub-total	3,010,906	5,523,966
Less: Treasury stock (1,324 shares of common stock at June 30, 2024 and December 31, 2023)	(157,452)	(157,452)
Total Stockholders' Equity	2,853,454	5,366,514

Total Liabilities and Stockholders' Equity	$21,210,198	$12,842,285

 See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

REVENUES:
Technology systems	$264,999	$870,494	$534,854	$2,698,258
Services and consulting	1,245,497	899,565	2,046,322	1,716,089

Total Revenues	1,510,496	1,770,059	2,581,176	4,414,347

COST OF REVENUES:
Technology systems	780,912	1,072,106	1,364,349	2,839,315
Services and consulting	944,148	456,616	1,336,759	796,523

Total Cost of Revenues	1,725,060	1,528,722	2,701,108	3,635,838

GROSS MARGIN	(214,564)	241,337	(119,932)	778,509

OPERATING EXPENSES:
Sales and marketing	712,456	301,077	1,265,942	608,654
Research and development	390,000	537,801	772,142	942,686
General and administration	1,899,396	2,550,709	3,819,446	4,522,217

Total Operating Expenses	3,001,852	3,389,587	5,857,530	6,073,557

LOSS FROM OPERATIONS	(3,216,416)	(3,148,250)	(5,977,462)	(5,295,048)

OTHER INCOME (EXPENSES):
Interest expense	(1,150)	(3,230)	(1,595)	(4,410)
Other income, net	13,395	162,080	22,577	166,375

Total Other Income (Expenses)	12,245	158,850	20,982	161,965

NET LOSS	$(3,204,171)	$(2,989,400)	$(5,956,480)	$(5,133,083)

Basic and Diluted Net Loss Per Share	$(0.43)	$(0.42)	$(0.81)	$(0.72)

Weighted Average Shares-Basic and Diluted	7,450,676	7,169,340	7,378,813	7,163,142

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Common Stock		Additional	Accumulated
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in-Capital	Deficit	Treasury Stock	Total

Balance December 31, 2022	—	$—	—	$—	1,299	$1	—	$—	7,156,876	$7,156	$56,562,600	$(52,361,834)	$(157,452)	$4,050,471

Series E preferred stock issued	—	—	—	—	—	—	4,000	4	—	—	3,999,996	—	—	4,000,000

Stock options compensation	—	—	—	—	—	—	—	—	—	—	75,128	—	—	75,128

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	(299,145)	—	—	(299,145)

Stock issued for services	—	—	—	—	—	—	—	—	12,463	12	32,488	—	—	32,500

Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	—	—	(2,143,683)	—	(2,143,683)

Balance March 31, 2023	—	$—	—	$—	1,299	$1	4,000	$4	7,169,339	$7,168	$60,371,067	$(54,505,517)	$(157,452)	$5,715,271

Stock options compensation	—	—	—	$—	—	$—	—	$—	—	$—	$161,399	$—	$—	$161,399

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	281,500	—	—	281,500

Stock issued for services	—	—	—	—	—	—	—	—	5,645	6	32,494	—	—	32,500

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	—	—	—	—	65,561	66	183,199	—	—	183,265

Net loss for the three months ended June 30, 2023	—	—	—	—	—	—	—	—	—	—	—	(2,989,400)	—	(2,989,400)

Balance June 30, 2023	—	$—	—	$—	1,299	$1	4,000	$4	7,240,545	$7,240	$61,029,659	$(57,494,917)	$(157,452)	$3,384,535

Balance December 31, 2023	—	$—	—	$—	1,299	$1	11,500	$12	7,306,663	$7,306	$69,120,199	$(63,603,552)	$(157,452)	$5,366,514

Series D preferred stock issued	—	—	—	—	620	1	—	—	—	—	619,999	—	—	620,000

Series E preferred stock issued	—	—	—	—	—	—	2,125	2	—	—	2,125,000	—	—	2,125,002

Stock options compensation	—	—	—	—	—	—	—	—	—	—	141,204	—	—	141,204

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	(36,188)	—	—	(36,188)

Stock issued for services	—	—	—	—	—	—	—	—	8,655	9	37,491	—	—	37,500

Stock Compensation under ESPP	—	—	—	—	—	—	—	—	—	—	18,116	—	—	18,116

Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	—	—	—	—	—	(2,752,309)	—	(2,752,309)

Balance March 31, 2024	—	$—	—	$—	1,919	$2	13,625	$14	7,315,318	$7,315	$72,025,821	$(66,355,861)	$(157,452)	$5,519,839

Series D preferred stock issued	—	$—	—	$—	250	$—	—	$—	—	$—	$250,000	$—	$—	$250,000

Stock issued for services	—	—	—	—	—	—	—	—	15,041	15	42,485	—	—	42,500

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	—	—	—	—	38,041	38	109,780	—	—	109,818

Series D preferred stock converted to common stock	—	—	—	—	(650)	(1)	—	—	216,668	$217	$(216)	—	—	—

Common stock issued for cash	—	—	—	—	—	—	—	—	38,530	$38	$115,525	—	—	115,563

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	(40,000)	—	—	(40,000)

Stock options compensation	—	—	—	—	—	—	—	—	—	—	59,905	—	—	59,905

Net loss for the three months ended June 30, 2024	—	—	—	—	—	—	—	—	—	—	—	(3,204,171)	—	(3,204,171)

Balance June 30, 2024	—	$—	—	$—	1,519	$1	13,625	$14	7,623,598	$7,623	$72,563,300	$(69,560,032)	$(157,452)	$2,853,454

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

Cash from operating activities:
Net loss	$(5,956,480)	$(5,133,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	781,835	230,592
Stock based compensation	241,694	302,743
Stock issued for services	80,000	65,000
Amortization of operating lease right of use asset	168,562	155,338
Changes in assets and liabilities:
Accounts receivable	1,333,668	3,131,392
Note receivable	(3,750)	(150,625)
Contract assets	(497,448)	(581,069)
Inventory	165,792	(116,393)
Security deposit	50,000	50,000
Prepaid expenses and other current assets	175,073	403,225
Accounts payable	253,863	(1,530,361)
Accrued expenses	87,912	(150,914)
Operating lease obligation	(166,477)	(80,559)
Contract liabilities	(655,228)	1,481,643

Net cash used in operating activities	(3,940,984)	(1,923,071)

Cash flows from investing activities:
Purchase of patents/trademarks	(4,765)	(28,720)
Purchase of software development	—	(360,437)
Purchase of fixed assets	(884,520)	(159,203)

Net cash used in investing activities	(889,285)	(548,360)

Cash flows from financing activities:
Repayments on financing agreements	(227,184)	(273,965)
Repayment of finance lease	—	(22,851)
Proceeds from common stock issued	115,563	—
Stock issuance costs	(76,188)	(17,645)
Proceeds from shares issued under Employee Stock Purchase Plan	87,348	117,048
Proceeds from preferred stock issued	2,995,002	4,000,000

Net cash provided by financing activities	2,894,541	3,802,587

Net increase (decrease) in cash	(1,935,728)	1,331,156
Cash, beginning of period	2,441,842	1,121,092
Cash, end of period	$506,114	$2,452,248

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,596	$4,410
Taxes paid	$5,055	$—

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$426,661	$458,452
Transfer of inventory to fixed assets	$300,000	$—
Intangible asset acquired with contract liability	$11,161,428	$—

 See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (the “Company”), through its operating subsidiaries, Duos Technologies, Inc. (“Duos”) and Duos Edge AI, Inc. (“Edge”) (collectively the “Company”), is a company that specializes in machine vision and artificial intelligence to analyze fast moving objects such as trains, trucks, automobiles, and aircraft. This technology can help improve safety, maintenance, and operating metrics.

The Company is the inventor of the Railcar Inspection Portal (RIP) and is currently the rail industry leader for machine vision/camera wayside detection systems that include the use of Artificial Intelligence at speeds up to 125 mph. The RIP inspects a train at full speed from the top, sides, and bottom looking at FRA/AAR mandated safety inspection points. The system also detects illegal riders, which can assist law enforcement agencies. Each rail car is scanned with machine vision cameras and other sensors from the top, sides, and bottom, where images are produced within seconds of the railcar passing. These images can then be used by the customer to help prevent derailments, improve maintenance operations, and assist with security. The Company self-performs all aspects of hardware, software, Information Technology (“IT”), and Artificial Intelligence development and engineering. The Company maintains significant intellectual property and continues to be awarded additional patents for both the technology and methodologies used. The Company also has a proprietary portfolio of approximately 53 Artificial Intelligence “Use Cases” that automatically flag defects. The Company has deployed this system with several Class 1 railroads and one major passenger carrier and anticipates an increased demand in the future from railcar operators, owners, shippers, transit railroads as well as law enforcement agencies.

During the three months ended June 30, 2024, the Company initiated a study to determine how to expand its market reach into non-rail markets. Using the information technology (IT) investments already made into the RIP in conjunction with the recently awarded patents for both methodology and artificial intelligence, the Company has determined that its use of Edge Data Centers for the processing of large volumes of image data has broad applicability to enabling local, high-speed processing in similar environments as being undertaken at the 13 current RIPs, that is, in rural and underserved areas. Accordingly, the Company has recently announced that effective early in the third quarter, it will be expanding into the market for the provision of bespoke Edge Data Centers (EDCs) for certain markets including remote education and healthcare facilities as well as other applications where high-speed, local processing is required.

The Company has also developed the Automated Logistics Information System (“ALIS”) which automates gatehouse operations where trucks enter and exit large logistics and intermodal facilities. This solution also incorporates sensors and data points as necessary for each operation and directly interconnects with backend logistics databases and processes to streamline and significantly improve operations and security and, importantly, dramatically improve throughput on each lane on which the technology is deployed. The Company is not currently actively pursuing further customers for ALIS but will continue to analyze the potential market and, depending on market demand, may deploy an upgraded Truck Inspection Portal (TIP) which uses the same technology and lessons learned from the ALIS and RIP systems at some point in the future.

The Company’s strategy for the rail industry is to expand beyond our existing customer base in the Class 1 and major passenger transit market and we expect to add additional users in the short line, industrial and regional transit markets in North America. In addition, we plan to expand our subscription offering to car owners and shippers and expand operations to meet the demand from international customers. The Company is prepared to respond and scale, if necessary, to react to increased demand for potential regulations that may be imposed around wayside detection technology. In the future the Company may put more emphasis on the trucking and intermodal sector with an updated Truck Inspection Portal solution. The Company continues to focus on operational and technical excellence, customer satisfaction, and maintaining a highly skilled and performance-based work force. The Company is also further investigating market opportunities for subsets of its technology including deployment and management of Edge Data Centers, a fundamental component of the distributed, rapid response data analysis used in the RIP.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024.

Principles of Consolidation

The unaudited consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc. and Duos Edge AI, Inc. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the initial valuation of a non-monetary transaction with a customer, valuation of intangible assets for impairment analysis, allowance on accounts receivable and notes receivable, valuation of common stock warrants received in exchange for an asset sale, valuation of deferred tax assets, and valuation of other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of June 30, 2024, the balance in one financial institution exceeded federally insured limits by approximately $163,603. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2024, three customers accounted for 43%, 25% and 18% of revenues. For the six months ended June 30, 2023, two customers accounted for 61%, and 25% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a Railcar Inspection Portal or services which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance, which may be paid annually in advance with revenues recorded ratably over the contract period.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

At June 30, 2024, two customers accounted for 53%, and 38% of accounts receivable. At December 31, 2023, two customers accounted for 83%, and 11% of accounts receivable. Much of the credit risk is mitigated since all the customers listed here are Class 1 railroads with a history of timely payments to us.

Geographic Concentration

For the six months ended June 30, 2024, approximately 65% of revenue was generated from three customers outside of the United States. For the six months ended June 30, 2023, approximately 31% of revenue was generated from three customers outside of the United States.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

Intangible Asset

In May 2024, the Company recognized an intangible asset which represents digital image data rights received under a license agreement as non-monetary consideration under a five-year customer contract. The intangible asset will be amortized over the five-year contractual term.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life of the asset in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. If the carrying amount is greater than the undiscounted cash flows, the carrying amount of the asset is reduced to the asset’s fair value. An impairment loss is recognized immediately as an operating expense in the consolidated statements of operations. Reversal of previously recorded impairment losses are prohibited.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

At June 30, 2024, there were (i) an aggregate of 44,644 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 1,340,903 shares of common stock, (iii) 506,333 common shares issuable upon conversion of Series D Convertible Preferred Stock, and (iv) subject to receipt of shareholder approval, 4,541,667 common shares issuable upon conversion of Series E Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,956,480 for the six months ended June 30, 2024. During the same period, cash used in operating activities was $3,940,984. The working capital deficit and accumulated deficit as of June 30, 2024, were $2,380,098 and $69,560,032, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to underwritten offerings and private placements which were completed during 2022, 2023, and now the first and second quarters of 2024 as well.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

As previously noted, the Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Preferred Stock. Additionally, in the first and second quarters of 2024, the Company raised gross proceeds of $2,995,000 from the issuance of a combination of Series D and E Preferred Stock (See Note 6). As part of its strategy, the Company will endeavor to utilize the Preferred Series E and the remainder of the Series D as additional funding mechanisms. Additionally, during the second quarter of 2024 the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (the “Sales Agent” or “ACM”) relating to the sale of our common stock, par value $0.001 per share, pursuant to the prospectus dated May 17, 2024. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock bearing an aggregate offering price of up to $7,500,000 from time to time through or to ACM, acting as an agent or principal. On July 22, 2024, the Company, through its wholly owned subsidiary Duos Edge AI, Inc., entered into secured promissory notes totaling $2.2 million in funding with two institutional investors. These notes mature on December 31, 2025, and bear an interest rate of 10% per annum, with all principal and accrued interest due at maturity. The proceeds are designated exclusively for the equipment and services required for the installation of the Company's previously announced edge data centers. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. Although the lingering effects of the global pandemic related to the coronavirus (Covid-19) previously affected our operations, particularly in our supply chain, we now believe that the supply chain lags have largely been abated.

In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan and growing the Company sufficiently to generate enough revenue to attain consistently profitable operations. The Company cannot currently quantify the uncertainty related to previous supply chain delays or the persistence of inflation and their effects on our customers in the coming quarters. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand, forthcoming with ongoing business or available via the capital markets to maintain operations for at least twelve months from the date of this report.

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

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, proactive management of our existing contracts, recent stock offerings and private placements as well as the availability to raise capital via the Sales Agreement indicate there is no substantial doubt that the Company can continue as a going concern for a period of twelve months from the issuance date of this report. We continue executing the plan to grow our business and achieve profitability. The Company may selectively look at opportunities for fund raising in the future. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

NOTE 3 – INTANGIBLE ASSET

In May 2024, the Company recorded an intangible asset with a fair value of $11,161,428. This asset represents non-monetary consideration received under a 5-year customer contract, in which the Company will provide maintenance services to the customer. The intangible asset represents Digital Image data rights in the form of a license agreement received by the Company from the customer.

The fair value of the asset was determined on the contract inception date based on the standalone selling price of the service and goods to be provided to the customer under the 5-year contract since the Company could not reasonably estimate the fair value of the data rights received. The non-monetary transaction was accounted for in accordance with Accounting Standards Codification (ASC) 606-10-32-21 through ASC 606-10-32-24.

On the contract inception date, the Company also recorded an immediate amortization of the intangible asset of $199,008 related to the pre-contract costs incurred relating to a pilot program for this contract and recorded deferred revenue of $11,161,428 as contract liabilities with a current and non-current component, and then immediately recognized $199,008 of this deferred revenue relating to the completed pilot program. The remaining deferred revenue will be recognized over the 5-year term.

In accordance with ASC 350-30-35-1, the amortization for the intangible asset is based on its useful life and the useful life of an intangible asset is the period over which it is expected to contribute directly or indirectly to the future cash flows of that entity. Accordingly, amortization of the intangible asset is recognized over the life of the contract of five years.

In accordance with ASC 350-30-35-14, an intangible asset that is subject to amortization shall be reviewed for impairment if the carrying amount of the asset is not recoverable and exceeds its fair value. There is no indication of impairment at June 30, 2024.

Intangible asset at June 30, 2024 and December 31, 2023 consists of:

	June 30,	December 31,
	2024	2023
Intangible Asset, gross	$11,161,428	$—
Accumulated Amortization	(473,069)	—
Intangible Asset, net	$10,688,359	$—

Amortization of the intangible asset during the six months ended June 30, 2024 and June 30 2023, was $473,069 and zero respectively.

The future amortization of the intangible asset is as follows:

Calendar Year	Amount
2024	$1,096,241
2025	2,192,484
2026	2,192,484
2027	2,192,484
2028	2,192,484
2029	822,182
Total Intangible Asset Amortization	$10,688,359

NOTE 4 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Notes Payable	Principal	Interest	Principal	Interest

Third Party - Insurance Note 1	$124,311	8.25%	$39,968	8.00%
Third Party - Insurance Note 2	16,316	—	2,008	—
Third Party - Insurance Note 3	100,825	—	—	—
Total	$241,452	—	$41,976	—

The Company entered into an agreement on April 15, 2023 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $142,734, secured by that policy with an annual interest rate of 8.00% and payable in 11 monthly installments of principal and interest totaling $13,501. The Company renewed its agreement on April 15, 2024 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $154,338, secured by that policy with an annual interest rate of 8.25% and payable in 10 monthly installments of principal and interest totaling $16,023. At June 30, 2024 and December 31, 2023, the balance of Insurance Note 1 was $124,311 and $39,968, respectively.

The Company renewed it’s agreement on February 3, 2023 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,140, and payable in 12 monthly installments of $2,012. The Company renewed it’s agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,480, and payable in 12 monthly installments of $2,040. At June 30, 2024 and December 31, 2023, the balance of Insurance Note 2 was $16,316 and $2,008, respectively.

The Company entered into an agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $245,798 with a down payment paid in the amount of $84,473 in the first quarter of 2024 and ten monthly installments of $20,166. At June 30, 2024 and December 31, 2023, the balance of Insurance Note 3 was $100,825 and $0, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021 and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021 and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104   at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. Per the contract, in the 18th month and every 12th month thereafter, the security deposit was reduced by $50,000. The right of use asset balance at June 30, 2024, net of accumulated amortization, was $4,204,593.

As of June 30, 2024, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 7.9 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Six Months Ended June 30,
	2024	2023
Lease cost:
Operating lease cost	$390,819	$390,819
Short-term lease cost	$10,916	$46,717

Other information:
Operating cash outflow used for operating leases	$388,734	$316,040
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	8.0 years	9.0 years

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

As of June 30, 2024, future minimum lease payments due under our operating leases are as follows:

Amount
Calendar year:
2024	$390,353
2025	798,556
2026	818,518
2027	838,984
2028	859,856
Thereafter	3,183,571
Total undiscounted future minimum lease payments	6,889,838
Less: Impact of discounting	(2,048,510)
Total present value of operating lease obligations	4,841,328
Current portion, operating lease obligation	(788,801)
Operating lease obligations, less current portion	$4,052,527

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of Company, whether voluntary or involuntary, the holders shall be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of June 30, 2024 and December 31, 2023, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock, and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. In January 2022, the 2,500 outstanding shares of Series C Convertible Preferred Stock were converted into 454,546 shares of common stock. As of June 30, 2024 and December 31, 2023, respectively, there were zero and zero shares of Series C Convertible Preferred Stock issued and outstanding.

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

Series D Convertible Preferred Stock

On September 28, 2022, the Company amended its articles of incorporation to designate 4,000 shares as the Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”). Each share of the Series D Convertible Preferred Stock has a stated value of $1,000. The holders of the Series D Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series D Convertible Preferred Stock has 333 votes (subject to standard anti-dilution adjustment); provided that in no event may a holder of Series D Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series D Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series D Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series D Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All but one of the holders of the Series D Preferred Stock elected the 19.99% Beneficial Ownership Limitation. The Company shall reserve and keep available out of its authorized and unissued Common Stock, solely for the issuance upon the conversion of the Series D Convertible Preferred Stock, such a number of shares of Common Stock as shall from time to time be issuable upon the conversion of all of the shares of the Series D Convertible Preferred Stock then outstanding. Additionally, the Series D Convertible Preferred Stock does not have the right to dividends and in the event of an involuntary liquidation, the Series D shares shall be treated as a pro rata equivalent of common stock outstanding at the date of the liquidation event and have no liquidation preference.

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

On March 22, 2024 and March 28, 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain existing and other accredited investors (the “2024 Purchaser”). Pursuant to the Purchase Agreements, the 2024 Purchasers purchased an aggregate of 620 shares of Series D Preferred Stock, at a price of $1,000 per share, and the Company received proceeds of $620,000.

On April 3, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “2024 Purchaser”). Pursuant to the Purchase Agreement, the 2024 Purchasers purchased an aggregate of 250 shares of Series D Preferred Stock, at a price of $1,000 per share, and the Company received proceeds of $250,000.

In April and May of 2024, 650 outstanding shares of Series D Convertible Preferred Stock were converted into 216,668 shares of common stock. As of June 30, 2024 and December 31, 2023, respectively, there were 1,519 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding.

In connection with such Purchase Agreements, the Company entered into Registration Rights Agreements and filed registration statements with the SEC covering the resale by the Purchasers of the shares of common stock into which the shares of Series D Convertible Preferred Stock are convertible. The Registration Rights Agreements contain customary representations, warranties, agreements and indemnification rights and obligations of the parties.

The Registration Rights Agreements contain provisions for liquidated damages equal to 1% multiplied by the aggregate subscription amount paid, paid each month, in the event certain deadlines are missed.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

Series E Convertible Preferred Stock

The Company’s Board of Directors has designated 30,000 shares as the Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock”). Each share of the Series E Convertible Preferred Stock has a stated value of $1,000. The holders of the Series E Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Convertible Preferred Stock has 333 votes (subject to adjustment); provided that in no event may a holder of Series E Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation. Each share of Series E Convertible Preferred Stock is convertible, subject to shareholder approval (which has not yet been granted); at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All but one of the holders of the Series E Preferred Stock elected the 19.99% Beneficial Ownership Limitation.

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

The November Purchase Agreement also provides that the Company will not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the November Purchase Agreement) on or prior to June 30, 2024 that entitles any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Convertible Preferred Stock without the consent of the Purchasers. The conversion price of the Series E Convertible Preferred Stock currently is $3.00 per share (subject to adjustment). If the company sells shares less than the then conversion price, then the series E conversion price will be amended to that lower share price. As of June 30, 2024 there were no share sales at less than the $3.00 conversion price and this anti-dilution provision expired.

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

As of June 30, 2024 and December 31, 2023, respectively, there were 13,625 and 11,500 shares of Series E Convertible Preferred Stock issued and outstanding.

In connection with such Purchase Agreements, the Company also entered into Registration Rights Agreements with the Purchasers. Pursuant to the Registration Rights Agreements, the Company filed with the SEC registration statements covering the resale by the Purchasers of the shares of common stock into which the shares of Series E Convertible Preferred Stock are convertible. The Registration Rights Agreements contain customary representations, warranties, agreements and indemnification rights and obligations of the parties.

The Registration Rights Agreements contain provisions for liquidated damages equal to 1% multiplied by the aggregate subscription amount paid, paid each month, in the event certain deadlines are missed.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

As of June 30, 2024 and December 31, 2023, respectively, there were zero and zero shares of Series F Convertible Preferred Stock issued and outstanding.

Common stock issued

Six Months Ended June 30, 2024

During the three months ended March 31, 2024, the Company issued 8,655 shares of common stock for payment of board fees to four directors in the amount of $37,500 for services to the board which was expensed during the three months ended March 31, 2024. The volume-weighted average price (VWAP) per share is $4.33.

On April 23, 2024, two shareholders converted 147 and 78 for a total of 225 shares of Series D Convertible Preferred Stock collectively with a stated value of $225,000 with a conversion price of $3.00 per common share resulting in the issuance of 49,000 and 26,000 shares of the Company’s common stock.

On April 30, 2024, two shareholders converted 100 and 250 for a total of 350 shares of Series D Convertible Preferred Stock collectively with a stated value of $350,000 entities with a conversion price of $3.00 per common share resulting in the issuance of 33,334 and 83,334 shares of the Company’s common stock.

On May 7, 2024, a shareholder converted 75 shares of Series D Convertible Preferred Stock with a stated value of $75,000 with a conversion price of $3.00 per common share resulting in the issuance of 25,000 shares of the Company’s common stock.

On May 17, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”) providing for the sale by the Company of shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $7,500,000 from time to time through the Agent in connection with an “at-the-market” equity offering program (the “ATM Offering”) as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). On May 17, 2024, the Company filed a prospectus supplement with the Securities and Exchange Commission (“SEC”) relating to the offer and sale of up to $7,500,000 of common stock in the ATM Offering.

On June 12, 2024, the Company issued 11,239 shares of common stock at a price of $3.05 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $33,261.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

On June 13, 2024, the Company issued 9,747 shares of common stock at a price of $3.15 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $29,626.

On June 17, 2024, the Company issued 400 shares of common stock at a price of $3.02 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $1,165.

On June 18, 2024, the Company issued 1,534 shares of common stock at a price of $3.03 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $4,507.

On June 25, 2024, the Company issued 15,610 shares of common stock at a price of $3.15 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $47,004.

In summary during the three months ended June 30, 2024, the Company issued an aggregate of 38,530 shares of common stock through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $115,563.

During the three months ended June 30, 2024, the Company issued 15,041 shares of common stock for payment of board fees to four directors in the amount of $42,500 for services to the board which was expensed during the three months ended June 30, 2024. The volume-weighted average price (VWAP) per share used to value the services is $2.83.

On June 30, 2024, the Company issued 38,041 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $87,348 for the six months ended June 30, 2024 which represented a purchase price of approximately $2.30 per share. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (see below).

The Company also recognized compensation expense of $40,589 for the six months ended June 30, 2024.

Six Months Ended June 30, 2023

During the three months ended March 31, 2023, the Company issued 12,463 shares of common stock for payment of board fees to three directors in the amount of $32,500 for services to the board which was expensed during the three months ended March 31, 2023. The volume-weighted average price (VWAP) per share is $2.61.

During the three months ended June 30, 2023, the Company issued 5,645 shares of common stock for payment of board fees to three directors in the amount of $32,500 for services to the board which was expensed during the three months ended June 30, 2023. The volume-weighted average price (VWAP) per share is $5.76.

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

Employee Stock Purchase Plan

In the fourth quarter of 2022, the board of directors adopted an Employee Stock Purchase Plan (“ESPP”) which was effective as of January 1, 2023 with a term of 10 years. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discounted price, through payroll deductions from a minimum of 1% and up to 25% of their eligible compensation up to a maximum of $25,000 or the IRS allowable limit per calendar year. The Company’s Chief Financial Officer administers the ESPP in conjunction with approvals from the Company’s Compensation Committee, including with respect to the frequency and duration of offering periods, the maximum number of shares that an eligible employee may purchase during an offering period, and, subject to certain limitations set forth in the ESPP, the per-share purchase price. Currently, the maximum number of shares that can be purchased by an eligible employee under the ESPP is 10,000 shares per offering period and there are two six-month offering periods that begin in the first and third quarters of each fiscal year. The purchase price for one share of Common Stock under the ESPP is currently equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (look-back feature). Although not required by the ESPP, all payroll deductions received or held by the Company under the ESPP are segregated until the completion of the offering period and redemption of the applicable shares and those withheld amounts are recorded as liabilities. The maximum aggregate number of shares of the Common Stock that may be issued under the ESPP is 1,000,000 shares.

Under ASC 718-50 “Employee Share Purchase Plans” the plan is considered a compensatory plan and the compensation for each six-month offering period is computed based upon the grant date (that is the first date of each offering period) fair value of the estimated shares to be purchased based on the estimated payroll deduction withholdings. Each grant date fair value is computed as the sum of (a) 15% purchase discount off of the grant date quoted trading price of the Company’s common stock and (b) the fair value of the look-back feature of the Company’s common stock on the grant date which consists of a call option on 85% of a share of common stock and a put option on 15% of a share of common stock.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

The Company computed the fair value of the look-back feature call and put options for January 1, 2024 to June 30, 2024 using a Black Scholes option pricing model using the following assumptions:

At June 30, 2024
Grant date share price at January 1, 2024	$2.70
Grant date exercise price	$2.30
Expected term	0.5 years
Expected volatility	67.3%
Risk-free rate	5.26%
Expected dividend rate	0%

During the offer period, the Company records stock-based compensation pro rata as an expense and a credit to additional paid-in capital. The Company issued 38,041 and 65,561 common shares on the option exercise date of June 30, 2024 and June 30, 2023 as follows:

At June 30, 2024
Cash from employee withholdings used to purchase ESPP shares	$87,348
Stock based compensation expense	40,589
Total charges related to the Employee Stock Purchase Plan	$127,937

At June 30, 2023
Cash from employee withholdings used to purchase ESPP shares	$117,048
Stock based compensation expense	66,217
Total charges related to the Employee Stock Purchase Plan	$183,265

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2024 and 2023, was $201,109 and $236,527, respectively, for stock options granted to employees. This expense is included in general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. At June 30, 2024, the total compensation cost for stock options not yet recognized was $315,069. This cost will be recognized over the remaining vesting term of the options ranging from six months to two and one-half years.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

As of June 30, 2024, and December 31, 2023, options to purchase a total of 1,340,903 (net of forfeitures) shares of common stock and 1,387,775 shares of common stock were outstanding, respectively. At June 30, 2024, 850,629 options were exercisable. Of the total options issued, 269,658 and 269,658 options were outstanding under the 2016 Equity Incentive Plan, 741,245 and 788,117 were outstanding under the 2021 Plan and a further 330,000 and 330,000 non-plan options to purchase common stock were outstanding as of June 30, 2024 and December 31, 2023, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO in the fourth quarter of 2020.

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2022	926,266	$5.74	3.3	$—
Granted	463,117	$4.22	4.35	$—
Forfeited	(1,608)	$14.00	—	$—
Outstanding at December 31, 2023	1,387,775	$5.23	3.0	$—
Exercisable at December 31, 2023	581,324	$5.38	1.8	$—

Outstanding at December 31, 2023	1,387,775	$5.23	3.0	$—
Granted	—	$—	—	$—
Exercised/Forfeited/Expired	(46,872)	$5.47	—	$—
Outstanding at June 30, 2024	1,340,903	$5.22	2.5	$—
Exercisable at June 30, 2024	850,629	$5.43	1.8	$—

Warrants

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2022	147,591	$8.63	0.8	$—
Warrants expired, forfeited, cancelled or exercised	(102,947)	$—	—	$—
Warrants issued	—	$—	—	$—
Outstanding at December 31, 2023	44,644	$7.70	0.7	$—
Exercisable at December 31, 2023	44,644	$7.70	0.7	$—

Outstanding at December 31, 2023	44,644	$7.70	0.7	$—
Warrants expired, forfeited, cancelled or exercised	—	$—	—	$—
Warrants issued	—	$—	—	$—
Outstanding at June 30, 2024	44,644	$7.70	0.2	$—
Exercisable at June 30, 2024	44,644	$7.70	0.2	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

NOTE 7 - REVENUE AND CONTRACT ACCOUNTING

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

At June 30, 2024 and December 31, 2023, contract assets on uncompleted contracts consisted of the following:

	June 30, 2024	December 31, 2023
Cumulative revenues recognized	$9,317,704	$8,820,256
Less: Billings or cash received	(8,178,309)	(8,178,309)
Contract assets	$1,139,395	$641,947

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

At June 30, 2024 and December 31, 2023, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	June 30, 2024	December 31, 2023
Billings and/or cash receipts on uncompleted contracts	$1,264,658	$1,264,658
Less: Cumulative revenues recognized	(237,382)	(199,976)
Contract liabilities, technology systems	1,027,276	1,064,682
Contract liabilities, services and consulting	2,649,291	601,561
Total contract liabilities, current	$3,676,567	$1,666,243
Total contract liabilities, services and consulting, non-current	$8,495,876	$—

Contract liabilities at December 31, 2023 were $1,666,243; of which $37,407 for technology systems and $442,610 in services and consulting have been recognized as of June 30, 2024.

The Company expects to recognize all current contract liabilities within 12 months from the respective consolidated balance sheet date.

In May 2024, the Company recorded an initial deferred revenue as a contract liability in the amount of $11,161,428 of which $199,008 related to a pilot program was immediately recognized as revenue (See Note 3). This contract liability resulted from a five-year contract with a customer where the Company received non-monetary consideration recorded as intangible assets (See Note 3). This transaction was accounted for under ASC 606-10-32-21 through ASC-606-10-32-24, Non-Cash Consideration. The performance obligations, which include various support and maintenance services will be recognized as revenue pro-rata over time during the five-year contract term. The current contract liabilities of $2,192,483 as of June 30, 2024 relate to the portion of the contract value the Company expects to recognize pro-rata within the next twelve months. The non-current contract liabilities of $8,495,876 as of June 30, 2024 represent the portion of the contract value that is expected to be recognized pro-rata beyond the next twelve months. If the Digital Image License Agreement is terminated prior to the completion of the five-year term, then the customer will pay for the maintenance and support services annually in cash.

As of June 30, 2024 the balance in contract liabilities pertaining to the agreement is as follows:

Calendar Year	Amount
2024	$1,096,241
2025	2,192,484
2026	2,192,484
2027	2,192,484
2028	2,192,484
2029	822,182
Total CN agreement Contract Liabilities	$10,688,359

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

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

b.	Maintenance and support contracts ranging from one to five years in length.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

Quantitative:

For the Three Months Ended June 30, 2024

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,510,496	$—	$—	$—	$1,510,496

Major Goods and Service Lines

Turnkey Projects	$264,999	$—	$—	$—	$264,999
Maintenance and Support	1,041,661	—	—	—	1,041,661
Algorithms	203,836	—	—	—	203,836
	$1,510,496	$—	$—	$—	$1,510,496

Timing of Revenue Recognition

Goods transferred over time	$264,999	$—	$—	$—	$264,999
Services transferred over time	1,245,497	—	—	—	1,245,497
	$1,510,496	$—	$—	$—	$1,510,496

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

For the Three Months Ended June 30, 2023

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,537,286	$42,381	$—	$190,392	$1,770,059

Major Goods and Service Lines

Turnkey Projects	$856,942	$13,552	$—	$—	$870,494
Maintenance and Support	680,344	28,829	—	—	709,173
Algorithms	—	—	—	190,392	190,392
	$1,537,286	$42,381	$—	$190,392	$1,770,059

Timing of Revenue Recognition

Goods transferred over time	$856,942	$13,552	$—	$—	$870,494
Services transferred over time	680,344	28,829	—	190,392	899,565
	$1,537,286	$42,381	$—	$190,392	$1,770,059

 For the Six Months Ended June 30, 2024

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$2,581,176	$—	$—	$—	$2,581,176

Major Goods and Service Lines

Turnkey Projects	$534,854	$—	$—	$—	$534,854
Maintenance and Support	1,643,283	—	—	—	1,643,283
Algorithms	403,039	—	—	—	403,039
	$2,581,176	$—	$—	$—	$2,581,176

Timing of Revenue Recognition

Goods transferred over time	$534,854	$—	$—	$—	$534,854
Services transferred over time	2,049,322	—	—	—	2,046,322
	$2,581,176	$—	$—	$—	$2,581,176

For the Six Months Ended June 30, 2023

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$3,913,735	$71,212	$11,353	$418,047	$4,414,347

Major Goods and Service Lines

Turnkey Projects	$2,684,706	$13,552	$—	$—	$2,698,258
Maintenance and Support	1,229,029	57,660	11,353	—	1,298,042
Algorithms	—	—	—	418,047	418,047
	$3,913,735	$71,212	$11,353	$418,047	$4,414,347

Timing of Revenue Recognition

Goods transferred over time	$2,684,706	$13,552	$—	$—	$2,698,258
Services transferred over time	1,229,029	57,660	11,353	418,047	1,716,089
	$3,913,735	$71,212	$11,353	$418,047	$4,414,347

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

NOTE 8 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the three months ended June 30, 2024, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the three and six months ended June 30, 2024, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $56,340 and $111,438, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Frank Lonegro serves on the Board of Directors and is a member of the Audit Committee. Mr. Lonegro is the Chief Executive Officer of Landstar System, Inc. (“Landstar”), based in Jacksonville, Florida. The Company has previously utilized Landstar for shipping services including transporting large items. Most recently, Landstar was the designated vendor involved in shipping an Edge Data Center to an Amtrak site in Secaucus New Jersey. Mr. Lonegro was not involved in the selection of his company by Duos, with whom there was an existing relationship pre-dating Mr. Lonegro’s appointment to the Board of Duos. Mr. Lonegro did not participate in any Board discussions or votes relating to the selection of Landstar nor approval of the transactions with Landstar. The terms of these transactions were reviewed and approved by the management team, which concluded that they are fair and reasonable to the Company and on terms no less favorable than could have been obtained from an unaffiliated party. For the six months ended June 30, 2024 and June 30, 2023 the Company expensed $43,137 and $11,397, respectively. As of June 30, 2024 and December 31, 2023 the amounts owed were $43,137 and $33,812, respectively, and are included in accounts payable in the accompanying balance sheets.

NOTE 10 – SALE OF ASSETS

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

The Company recognized a gain on sale of assets of $150,000, which is included in other income in the second quarter of 2023.

The original issue discount is being accrued into interest income over the term of the note.

The note receivable was recorded as follows on June 30, 2024:

June 30, 2024
Convertible note receivable	$165,000
Unamortized discount	(7,500)
Convertible note receivable, net	$157,500

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2024 (Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On July 5, 2024, a holder of our Series D Preferred Stock converted 120 shares of Series D Preferred Stock into 40,000 shares of Common Stock.

On July 22, 2024, the Company and Duos Edge AI, Inc. (“Edge”), a wholly owned subsidiary of the Company, entered into secured promissory notes (the “Notes”) with two institutional investors in the Company. Under the Notes, Edge received an aggregate of $2.2 million. The Notes mature on December 31, 2025, and bear interest at the rate of 10% per annum. All principal and accrued interest under the Notes is due and payable on the maturity date. Edge will use the proceeds under the Notes solely to pay for the equipment and any services necessary to complete the installation of its previously announced edge data centers. As security for the Notes, Edge and the Company entered into a Security Agreement (the “Security Agreement”), pursuant to which Edge granted a first priority security interest in the equipment installed at the edge data centers, as well as all revenues from such equipment, and the Company pledged all proceeds from its previously announced “at-the-market” offering of its common stock pursuant to the prospectus dated May 17, 2024. All of the pledged revenues from the equipment and the at-the-market offering will be deposited in a blocked account and used solely to repay the Notes. In connection with the Notes, the Company issued warrants (the “Warrants”) to purchase an aggregate of 300,000 shares of common stock. The Warrants are exercisable at $3.00 per share (subject to adjustment) and expire in five years. In the event the Notes are not paid by the maturity date, the interest rate on the Notes will increase to 18% per annum and the Company will issue additional warrants (with the same terms as the Warrants) to purchase an aggregate of 75,000 shares of common stock for each 30 days that the Notes are not paid after maturity. The Company has guaranteed all of Edge’s obligations under the Notes pursuant to the terms of a Guaranty (the “Guaranty”). The Notes, Security Agreement and Guaranty contain customary representations, warranties, agreements, and indemnification rights and obligations of the parties.

Subsequent to the balance sheet date, in July 2024 the Company issued 27,695 shares of common stock at a weighted average price of $3.04 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $81,495.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc., and its operating subsidiaries, Duos Technologies, Inc. (“Duos”) and Duos Edge AI, Inc. (“Edge”) (Duos Technologies Group, Inc., Duos and Edge, collectively the “Company” “we”, “our”, and “us”) from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “aim,” “project,” “target,” “will,” “may,” “should,” “forecast” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements typically address the Company’s expected future business and financial performance and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

Duos is currently developing industry solutions for its target markets which will address rail, trucking, aviation and other vehicle-based processes. In addition, the Company has begun to evaluate using its patented technology and considerable experience in deploying information technology (IT) investments for the provision of Edge Data Centers, enabling local, high-speed processing in rural and underserved areas. The Company has recently announced that effective early in the third quarter, it will be expanding into the market for the provision of bespoke Edge Data Centers (EDCs) for remote education and healthcare facilities as well as other applications where high-speed, local processing is required. In order to facilitate this, the Company formed a new subsidiary, Duos Edge AI to pursue this market and has invested approximately $1,200,000 in acquiring assets to begin marketing the solution to defined markets starting in the third quarter.

Duos’ legacy offering, the Railcar Inspection Portal (RIP), will continue to be the main revenue driver for the consolidated business. The RIP provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are moving at full speed. The RIP utilizes a variety of sophisticated optical, laser and speed sensors to scan each passing railcar to create a high-resolution image-set of the top, sides and undercarriage. These images are then processed with our edge data center using artificial intelligence (AI) algorithms to identify safety and security defects on each railcar. The algorithms are developed in conjunction with industrial application experts, in this case resident Railcar Mechanical Engineers, to provide specific guidance in the analysis (“human in the loop”). Within seconds of the railcar passing through the RIP, a detailed report is sent to the customer where they are able to take action on identified issues. This solution has the potential to transform the railroad industry immediately, increasing safety, improving efficiency and reducing costs. The Company has already deployed this system with several Class 1 railroads and anticipates an increased demand from transit and other railroad customers along with selected government agencies that operate and/or manage rail traffic. The Company has deployed RIPs in Canada, Mexico and the United States and anticipates expanding this solution into Europe, Asia and the Middle East in coming years. The Company has recently secured two strategic patents for the overall concept and applied technology for rail car scanning and the Company is expecting further patent awards in the coming months for other related technologies.

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

The year 2022 ushered in a new phase in the Company’s development. Although we continue to see an extension of challenges faced in past years, we also see positive changes and opportunities for our business that will be discussed in greater detail herein. They include:

•	Introducing a new “subscription” based offering for access to data and images by a much broader target market including Class 1 railroads, railcar owners and lessors, and short-line railroads.

•	Owning and operating a network of RIPs with multiple subscribers outside of the Company’s traditional customer base.

•	Selling customized RIPs to Class 1, short-line and other industrial companies where specialized applications or routes demand a bespoke solution.

•	We are currently evaluating using our current operations experience within “edge data centers” (as deployed for our Railcar Inspection Portal) to drive additional revenues within other markets requiring this type of solution. Although no specific offering has been developed at this time, the Company is developing a plan to market the EDC product to non-rail markets and expects to announce this in Q3.

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

The Company expanded its focus in the rail industry to encompass passenger transportation and was awarded a large, multi-year contract with a national rail carrier in the second half of 2022. The Company has been developing and constructing the enhanced systems for this contract and anticipates that it will install a high performance, two-RIP solution for the carrier in 2024, with a long-term services agreement commencing upon delivery of the system.

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

Comparison for the Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended
	June 30,
	2024	2023

Revenues	$1,510,496	$1,770,059
Cost of revenues	1,725,060	1,528,722
Gross margin	(214,564)	241,337
Operating expenses	3,001,852	3,389,587
Loss from operations	(3,216,416)	(3,148,250)
Other income (expense)	12,245	158,850
Net loss	$(3,204,171)	$(2,989,400)

Revenues

	For the Three Months Ended
	June 30,
	2024	2023	% Change
Revenues:
Technology systems	$264,999	$870,494	-70%
Services and consulting	1,245,497	899,565	38%
Total revenues	$1,510,496	$1,770,059	-15%

The decrease in overall revenues for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, is primarily attributed to delays outside of the Company’s control with deployment of our two high-speed Railcar Inspection Portals, which are recorded in the technology systems portion of our business. Although these systems were largely ready for deployment in 2023, customer delays at the deployment site prevented installation even though these two high-speed Railcar Inspection Portals were deep into their production and manufacturing phases, which did not allow us to record the next phase of recognition. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation later this year. Additionally, the Company continues to see opportunities for expansion of its programs with existing customers. In spite of the timing delays that continue to impact the quarterly results, management remains confident in the long-term potential of the RIP product.

The increase in the services portion of our revenues stems from the addition of new AI and subscription customers that were not present in the same quarter last year as well as increases in service contract revenue due to higher service contract prices. The Company expects growth with new revenue from existing customers, including services revenue as the result of new maintenance contracts being established on installations coming on-line during 2024. The Company anticipates revenue growth from new and existing customers related to the subscription offering starting in the second half of 2024. The Company also anticipates renewals of existing and backlog contracts and a shift to the next generation of technology systems which are currently being manufactured and expect to be completed during early 2025.

Cost of Revenues

	For the Three Months Ended
	June 30,
	2024	2023	% Change
Cost of revenues:
Technology systems	$780,912	$1,072,106	-27%
Services and consulting	944,148	456,616	107%
Total cost of revenues	$1,725,060	$1,528,722	13%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems and support and maintenance of existing systems and software projects.

During the three months ended June 30, 2024, the cost of revenues on technology systems decreased compared to the equivalent period in 2023. This reduction is primarily due to the Company continuing the production and manufacturing phase of our two high-speed Railcar Inspection Portals during the second quarter of 2023. By the second quarter of 2024, we are approaching the end of the manufacturing cycle and beginning preparations for field installation later in the year, and thereby contributing to the decrease in cost of revenues year-over-year. Additionally, the Company records certain fixed, operating and servicing costs for both technology systems and services and consulting. These fixed costs, in part, contribute to the cost of revenues declining at a slower rate than that of revenue. While we expect that macro-economic factors will continue to drive prices, the Company continues to manage its costs and, where possible, pass through increased costs to customers in the form of higher prices, although this is not assured.

The cost of revenues for services and consulting increased in the three months ended June 30, 2024, compared to the same period last year. This increase is primarily due to $473,069 in amortization expense of the intangible asset related to a nonmonetary transaction, which was not present in the corresponding period of 2023. Excluding this, the cost of revenues for services and consulting remained relatively flat quarter over quarter.

Gross Margin

	For the Three Months Ended
	June 30,
	2024	2023	% Change

Revenues	$1,510,496	$1,770,059	-15%
Cost of revenues	1,725,060	1,528,722	13%
Gross margin	$(214,564)	$241,337	-189%

Gross margin decreased for the second quarter of 2024 as compared to the same period in 2023. As noted above, the decrease in margin was a direct result of the timing of business activity related to the manufacturing of two high-speed, transit-focused Railcar Inspection Portals. Those same project revenues and subsequent margin contributions were not present during the second quarter of 2024. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Operating Expenses

	For the Three Months Ended
	June 30,
	2024	2023	% Change
Operating expenses:
Sales and marketing	$712,456	$301,077	137%
Research and development	390,000	537,801	-27%
General and administration	1,899,396	2,550,709	-26%
Total operating expenses	$3,001,852	$3,389,587	-11%

During the three months ended June 30, 2024, the Company experienced a decrease in overall operating expenses compared to the same period in 2023. There was a significant uptick in sales and marketing costs, primarily due to an expansion in staff after strengthening our commercial team in the latter half of 2023 in preparation for entering new markets. Conversely, research and development expenses fell by 27% owing to reduced personnel and scaled-back testing of prospective technologies. Moreover, general and administrative expenses decreased by 26% due to a reduction in personnel and a smaller bonus pool payout compared to the same period in 2023. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Loss from Operations

The loss from operations for the three months ended June 30, 2024 and 2023 was $3,216,416 and $3,148,250, respectively. The increase in loss from operations was primarily the result of lower revenues recorded in the quarter as a consequence of delays in going to field for the two high-speed RIPs for a passenger transit client offset by a planned reduction in expenses which resulted in a lower percentage increase in operating loss compared to a larger percentage decrease in revenue recorded during the quarter.

Other Income/Expense

Other income for the three months ended June 30, 2024 was $13,395 and $162,080 for the comparative period in 2023. The decrease in other income is attributed to the sale of assets related to the Integrated Correctional Automation System (iCAS) in June of 2023, there was no such transaction in 2024. Interest expense for the three months ended June 30, 2024 was $1,150 and $3,230 for the comparative period in 2023.

Net Loss

The net loss for the three months ended June 30, 2024 and 2023 was $3,204,171 and $2,989,400, respectively. The 7% increase in net loss was mostly attributed to the decrease in revenues as described above from timing delays. Net loss per common share was $0.43 and $0.42 for the three months ended June 30, 2024 and 2023, respectively.

Comparison for the Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Six Months Ended
	June 30,
	2024	2023

Revenues	$2,581,176	$4,414,347
Cost of revenues	2,701,108	3,635,838
Gross margin	(119,932)	778,509
Operating expenses	5,857,530	6,073,557
Loss from operations	(5,977,462)	(5,295,048)
Other income (expense)	20,982	161,965
Net loss	$(5,956,480)	$(5,133,083)

Revenues

	For the Six Months Ended
	June 30,
	2024	2023	% Change
Revenues:
Technology systems	$534,854	$2,698,258	-80%
Services and consulting	2,046,322	1,716,089	19%
Total revenues	$2,581,176	$4,414,347	-42%

The decrease in overall revenues for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, is primarily attributed to delays outside of the Company’s control with deployment of our two high-speed Railcar Inspection Portals, which are recorded in the technology systems portion of our business. Although these systems were largely ready for deployment in 2023, customer delays at the deployment site prevented installation even though these two high-speed Railcar Inspection Portals were deep into their production and manufacturing phases, which did not allow us to record the next phase of recognition. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation later this year. Additionally, the Company continues to see opportunities for expansion of its programs with existing customers. In spite of the timing delays that continue to impact results, management remains confident in the long-term potential of the RIP product.

The increase in the services portion of our revenues stems from the addition of new AI and subscription customers that were not present in the same period last year as well as increases in service contract revenue due to higher service contract prices. The Company expects growth with new revenue from existing customers, including services revenue as the result of new maintenance contracts being established on installations coming on-line during 2024. The Company anticipates revenue growth from new and existing customers related to the subscription offering starting in the second half of 2024. The Company also anticipates renewals of existing and backlog contracts and a shift to the next generation of technology systems which are currently being manufactured and expect to be completed during early 2025.

Cost of Revenues

	For the Six Months Ended
	June 30,
	2024	2023	% Change
Cost of revenues:
Technology systems	$1,364,349	$2,839,315	-52%
Services and consulting	1,336,759	796,523	68%
Total cost of revenues	$2,701,108	$3,635,838	-26%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems and support and maintenance of existing systems and software projects.

During the six months ended June 30, 2024, the cost of revenues on technology systems decreased compared to the equivalent period in 2023. This reduction is primarily due to the Company continuing the production and manufacturing phase of our two high-speed Railcar Inspection Portals during the same period of 2023. By the second quarter of 2024, we are approaching the end of the manufacturing cycle and beginning preparations for field installation later in the year, and thereby contributing to the decrease in cost of revenues year-over-year. Additionally, the Company records certain fixed, operating and servicing costs for both technology systems and services and consulting. These fixed costs, in part, contribute to the cost of revenues declining at a slower rate than that of revenue. While we expect that macro-economic factors will continue to drive prices, the Company continues to manage its costs and, where possible, pass through increased costs to customers in the form of higher prices, although this is not assured.

The cost of revenues for services and consulting increased in the six months ended June 30, 2024, compared to the same period last year. This increase is primarily due to $473,069 in amortization expense of the intangible asset related to a nonmonetary transaction, which was not present in the corresponding period of 2023.

Gross Margin

	For the Six Months Ended
	June 30,
	2024	2023	% Change

Revenues	$2,581,176	$4,414,347	-42%
Cost of revenues	2,701,108	3,635,838	-26%
Gross margin	$(119,932)	$778,509	-115%

Gross margin decreased during the six months ended June 30, 2024, as compared to the same period in 2023 largely in line with the decline in revenue. As noted above, the decrease in margin was a direct result of the timing of business activity related to the manufacturing of two high-speed, transit-focused Railcar Inspection Portals. Those same project revenues and subsequent margin contributions were not present during the first and second quarters of 2024. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Operating Expenses

	For the Six Months Ended
	June 30,
	2024	2023	% Change
Operating expenses:
Sales and marketing	$1,265,942	$608,654	108%
Research and development	772,142	942,686	-18%
General and administration	3,819,446	4,522,217	-16%
Total operating expenses	$5,857,530	$6,073,557	-4%

During the six months ended June 30, 2024, the Company experienced a modest decrease in overall operating expenses compared to the same period in 2023. There was a significant uptick in sales and marketing costs, primarily due to an expansion in staff after strengthening our commercial team in the latter half of 2023 in preparation for entering new markets. Conversely, research and development expenses fell by 18% owing to reduced personnel and scaled-back testing of prospective technologies. Moreover, general and administrative expenses decreased by 16% due to a reduction in personnel and personnel related expenses as well as a decrease in consulting expenses compared to the same period in 2023. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Loss from Operations

The loss from operations for the six months ended June 30, 2024 and 2023 was $5,977,462 and $5,295,048, respectively. The increase in loss from operations was primarily the result of lower revenues recorded in the period as a consequence of delays in going to field for the two high-speed RIPs for a passenger transit client offset by a planned reduction in expenses which resulted in a lower percentage increase in operating loss compared to a larger percentage decrease in revenue recorded during the quarter.

Other Income/Expense

Other income for the six months ended June 30, 2024 was $22,577 and $166,375 for the comparative period in 2023. The decrease in other income is attributed to the sale of assets related to the Integrated Correctional Automation System (iCAS) in June of 2023, there was no such transaction in 2024. Interest expense for the six months ended June 30, 2024 was $1,595 and $4,410 for the comparative period in 2023.

Net Loss

The net loss for the six months ended June 30, 2024 and 2023 was $5,956,480 and $5,133,083, respectively. The 16% increase in net loss was mostly attributed to the decrease in revenues as described above from timing delays. Net loss per common share was $0.81 and $0.72 for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of June 30, 2024, the Company has a working capital deficit of $2,380,096 and the Company had a net loss of $5,956,480 for the six months ended June 30, 2024.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(3,940,984)	$(1,923,071)
Net cash used in investing activities	(889,285)	(548,360)
Net cash provided by financing activities	2,894,541	3,802,587
Net (decrease) increase in cash	$(1,935,728)	$1,331,156

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 was $3,940,984 and $1,923,071, respectively. The increase in net cash used in operating activities for the six months ended June 30, 2024, was the result of cash outflows to procure necessary materials and overall sales and marketing, general and administration expenses offset by cash inflows from milestone payments related to current projects. In addition, there are two material changes in assets and liabilities that increased the use of cash in operating activities, notably the cash received for the reduction in accounts receivable and decreased contract assets related to lower overall project activities reported during the year.

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $889,285 and $548,360, respectively, representing an increase in the purchase of various fixed assets including our three edge data centers that are currently being manufactured to be deployed in the later half of 2024; the remainder includes the purchase of computer equipment and product and software development and disbursements for patent costs.

Net cash provided by financing activities for the six months ended June 30, 2024 and 2023 was $2,894,541 and $3,802,587, respectively. Cash flows provided by financing activities during the first six months of 2024 were primarily attributable to gross proceeds of approximately $2,995,002 from issuances of Series D and Series E Convertible Preferred Stock. Cash flows from financing activities during the first six months of 2023 were primarily attributable to the issuance of Series E Convertible Preferred shares for $4,000,000 of gross proceeds offset by repayments of certain loans related to financing of insurance costs.

On a long-term basis, our liquidity is dependent on the continuation and expansion of operations and receipt of revenues. We believe our current capital and revenues are sufficient to fund such expansion and our operations over the next twelve months, although we are dependent on timely payments from our customers for projects and work in process. However, we expect such timely payments to continue. Material cash requirements for our rail inspection portal projects will be satisfied within the normal course of business including substantial upfront payments from our customers prior to starting projects However, for our edge data center business, upfront customer payments are not standard practice, and therefore, alternative funding arrangements may be necessary. The Company may elect to purchase materials and supplies in advance of contract award but where there is a high probability of that award.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,956,480 for the six months ended June 30, 2024. During the same period, cash used in operating activities was $3,940,984. The working capital deficit and accumulated deficit as of June 30, 2024, were $2,380,098 and $69,560,032, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to underwritten offerings and private placements which were completed during 2022, 2023, and now the first and second quarters of 2024 as well.

As previously noted, the Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Preferred Stock. Additionally, in the first and second quarters of 2024, the Company raised gross proceeds of $2,995,000 from the issuance of a combination of Series D and E Preferred Stock (See Note 6). As part of its strategy, the Company will endeavor to utilize the Preferred Series E and the remainder of the Series D as additional funding mechanisms. Additionally, during the second quarter of 2024 the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (the “Sales Agent” or “ACM”) relating to the sale of our common stock, par value $0.001 per share, pursuant to the prospectus dated May 17, 2024. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock bearing an aggregate offering price of up to $7,500,000 from time to time through or to ACM, acting as an agent or principal.

ATM sales commenced in the second quarter, and the Company sold $115,563 in Common Stock during the month of June using the facility and we anticipate that approximate dollar amount raised in June will continue for each of the next twelve months.

On July 22, 2024, the Company, through its wholly owned subsidiary Duos Edge AI, Inc., entered into secured promissory notes totaling $2.2 million in funding with two institutional investors. These notes mature on December 31, 2025, and bear an interest rate of 10% per annum, with all principal and accrued interest due at maturity. The proceeds are designated exclusively for the equipment and services required for the installation of the Company's previously announced edge data centers.

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

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, proactive management of our existing contracts, recent stock offerings and private placements as well as the availability to raise capital via our at-the-market offering indicate there is no substantial doubt that the Company can continue as a going concern for a period of twelve months from the issuance date of this report. We continue executing the plan to grow our business and achieve profitability. The Company may selectively look at opportunities for fund raising in the future. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

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

Critical Accounting Estimates

Intangible Assets

In May 2024, the Company recorded an intangible asset with a fair value of $11,161,428. This asset represents non-monetary consideration received under a 5-year customer contract, in which the Company will provide maintenance services to the customer. The intangible asset represents Digital Image data rights in the form of a license agreement received by the Company from the customer.

Significant estimates relating to this transaction are the initial valuation of this non-monetary transaction with the customer and the subsequent impairment analysis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Plans

During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

DUOS TECHNOLOGIES GROUP, INC.
Date: August 13, 2024	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: August 13, 2024	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

