Form 10-Q
period 2024-09-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2024-11-19
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 13, 2024, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 8,410,625.

SIGNATURES	50

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$613,594	$2,441,842
Restricted cash	32,519	—
Accounts receivable, net	1,601,152	1,462,463
Contract assets	609,008	641,947
Inventory	1,028,387	1,526,165
Prepaid expenses and other current assets	310,869	184,478
Note Receivable, net	159,375	—

Total Current Assets	4,354,904	6,256,895

Property and equipment, net	2,318,233	726,507
Operating lease right of use asset	4,117,471	4,373,155
Security deposit	500,000	550,000

OTHER ASSETS:
Intangible Asset, net	10,140,238	—
Note Receivable, net	—	153,750
Patents and trademarks, net	128,793	129,140
Software development costs, net	465,228	652,838
Total Other Assets	10,734,259	935,728

Total Assets	$22,024,867	$12,842,285

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,727,190	$595,634
Notes payable - financing agreements	128,404	41,976
Accrued expenses	323,593	164,113
Operating lease obligations-current portion	793,658	779,087
Contract liabilities, current	2,982,213	1,666,243

Total Current Liabilities	5,955,058	3,247,053

Contract liabilities, less current portion	7,947,755	—
Notes payable	1,647,995	—
Operating lease obligations, less current portion	3,961,590	4,228,718

Total Liabilities	19,512,398	7,475,771

Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, 9,441,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 and 0 issued and outstanding at September 30, 2024 and December 31, 2023, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at September 30, 2024 and December 31, 2023, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at September 30, 2024 and December 31, 2023, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 1,399 and 1,299 issued and outstanding at September 30, 2024 and December 31, 2023, respectively, convertible into common stock at $3.00 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 13,625 and 11,500 issued and outstanding at September 30, 2024 and December 31, 2023, respectively, convertible into common stock at $2.61 and $3.00 per share, respectively	14	12
Series F convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at September 30, 2024 and December 31, 2023, respectively, convertible into common stock at $6.20 per share	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 8,051,189 and 7,306,663 shares issued, 8,049,865 and 7,305,339 shares outstanding at September 30, 2024 and December 31, 2023, respectively	8,049	7,306
Additional paid-in-capital	73,623,552	69,120,199
Accumulated deficit	(70,961,695)	(63,603,552)
Sub-total	2,669,921	5,523,966
Less: Treasury stock (1,324 shares of common stock at September 30, 2024 and December 31, 2023)	(157,452)	(157,452)
Total Stockholders' Equity	2,512,469	5,366,514

Total Liabilities and Stockholders' Equity	$22,024,867	$12,842,285

 See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2023	2024	2023

REVENUES:
Technology systems	$1,686,456	$705,849	$2,221,310	$3,404,107
Services and consulting	1,552,454	825,074	3,598,776	2,541,163

Total Revenues	3,238,910	1,530,923	5,820,086	5,945,270

COST OF REVENUES:
Technology systems	947,563	883,836	2,311,912	3,723,151
Services and consulting	1,372,248	420,499	2,709,007	1,217,022

Total Cost of Revenues	2,319,811	1,304,335	5,020,919	4,940,173

GROSS MARGIN	919,099	226,588	799,167	1,005,097

OPERATING EXPENSES:
Sales and marketing	471,411	353,386	1,737,353	962,040
Research and development	396,610	450,006	1,168,752	1,392,692
General and administration	1,971,358	2,394,173	5,790,804	6,916,390

Total Operating Expenses	2,839,379	3,197,565	8,696,909	9,271,122

LOSS FROM OPERATIONS	(1,920,280)	(2,970,977)	(7,897,742)	(8,266,025)

OTHER INCOME (EXPENSES):
Interest expense	(116,396)	(1,406)	(117,991)	(5,816)
Change in fair value of warrant liabilities	245,980	—	245,980	—
Gain on extinguishment of warrant liabilities	379,626	—	379,626	—
Other income, net	9,407	24,647	31,984	191,022

Total Other Income (Expenses), net	518,617	23,241	539,599	185,206

NET LOSS	$(1,401,663)	$(2,947,736)	$(7,358,143)	$(8,080,819)

Basic and Diluted Net Loss Per Share	$(0.18)	$(0.41)	$(0.98)	$(1.12)

Weighted Average Shares-Basic and Diluted	7,724,170	7,240,632	7,494,772	7,189,256

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Preferred Stock F		Common Stock		Additional
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in- Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2022	—	$—	—	$—	1,299	$1	—	$—	—	$—	7,156,876	$7,156	$56,562,600	$(52,361,834)	$(157,452)	$4,050,471

Series E preferred stock issued	—	—	—	—	—	—	4,000	4	—	—	—	—	3,999,996	—	—	4,000,000

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	75,128	—	—	75,128

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(299,145)	—	—	(299,145)

Stock issued for services	—	—	—	—	—	—	—	—	—	—	12,463	12	32,488	—	—	32,500

Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,143,683)	—	(2,143,683)

Balance March 31, 2023	—	$—	—	$—	1,299	$1	4,000	$4	—	$—	7,169,339	$7,168	$60,371,067	$(54,505,517)	$(157,452)	$5,715,271

Stock options compensation	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$161,399	$—	$—	$161,399

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	281,500	—	—	281,500

Stock issued for services	—	—	—	—	—	—	—	—	—	—	5,645	6	32,494	—	—	32,500

Stock issued under the Employee Stock Purchase Plan ("ESPP") for cash and compensation	—	—	—	—	—	—	—	—	—	—	65,561	66	183,199	—	—	183,265

Net loss for the three months ended June 30, 2023	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,989,400)	—	(2,989,400)

Balance June 30, 2023	—	$—	—	$—	1,299	$1	4,000	$4	—	$—	7,240,545	$7,240	$61,029,659	$(57,494,917)	$(157,452)	$3,384,535

Series F preferred stock issued	—	$—	—	$—	—	$—	—	$—	5,000	$5	—	$—	$4,999,995	$—	$—	$5,000,000

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	164,118	—	—	164,118

Stock issued for services	—	—	—	—	—	—	—	—	—	—	7,910	8	40,557	—	—	40,565

Stock Compensation under ESPP	—	—	—	—	—	—	—	—	—	—	—	—	32,728	—	—	32,728

Net loss for the three months ended September 30, 2023	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,947,736)	—	(2,947,736)

Balance September 30, 2023	—	$—	—	$—	1,299	$1	4,000	$4	5,000	$5	7,248,455	$7,248	$66,267,057	$(60,442,653)	$(157,452)	$5,674,210

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2024 and 2023 (Continued)

(Unaudited)

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Preferred Stock F		Common Stock		Additional
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in- Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2023	—	$—	—	$—	1,299	$1	11,500	$12	—	$—	7,306,663	$7,306	$69,120,199	$(63,603,552)	$(157,452)	$5,366,514

Series D preferred stock issued	—	—	—	—	620	1	—	—	—	—	—	—	619,999	—	—	620,000

Series E preferred stock issued	—	—	—	—	—	—	2,125	2	—	—	—	—	2,125,000	—	—	2,125,002

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	141,204	—	—	141,204

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(36,188)	—	—	(36,188)

Stock issued for services	—	—	—	—	—	—	—	—	—	—	8,655	9	37,491	—	—	37,500

Stock Compensation under ESPP	—	—	—	—	—	—	—	—	—	—	—	—	18,116	—	—	18,116

Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,752,309)	—	(2,752,309)

Balance March 31, 2024	—	$—	—	$—	1,919	$2	13,625	$14	—	$—	7,315,318	$7,315	$72,025,821	$(66,355,861)	$(157,452)	$5,519,839

Series D preferred stock issued	—	$—	—	$—	250	$—	—	$—	—	$—	—	$—	$250,000	$—	$—	$250,000

Stock issued for services	—	—	—	—	—	—	—	—	—	—	15,041	15	42,485	—	—	42,500

Stock issued under the ESPP for cash and compensation	—	—	—	—	—	—	—	—	—	—	38,041	38	109,780	—	—	109,818

Series D preferred stock converted to common stock	—	—	—	—	(650)	(1)	—	—	—	—	216,668	217	(216)	—	—	—

Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	38,530	38	115,525	—	—	115,563

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(40,000)	—	—	(40,000)

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	59,905	—	—	59,905

Net loss for the three months ended June 30, 2024	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,204,171)	—	(3,204,171)

Balance June 30, 2024	—	$—	—	$—	1,519	$1	13,625	$14	—	$—	7,623,598	$7,623	$72,563,300	$(69,560,032)	$(157,452)	$2,853,454

Stock issued for services	—	$—	—	$—	—	$—	—	$—	—	$—	14,433	$14	$42,486	$—	$—	$42,500

Stock Compensation under ESPP	—	—	—	—	—	—	—	—	—	—	—	—	14,244	—	—	14,244

Series D preferred stock converted to common stock	—	—	—	—	(120)	—	—	—	—	—	40,000	40	(40)	—	—	—

Common stock issued for cash under ATM	—	—	—	—	—	—	—	—	—	—	28,514	28	81,420	—	—	81,448

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(2,500)	—	—	(2,500)

Common stock issued upon cash exercise of warrants	—	—	—	—	—	—	—	—	—	—	344,644	344	899,177	—	—	899,521

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	25,466	—	—	25,466

Net loss for the three months ended September 30, 2024	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,401,663)	—	(1,401,663)

Balance September 30, 2024	—	$—	—	$—	1,399	$1	13,625	$14	—	$—	8,051,189	$8,049	$73,623,553	$(70,961,695)	$(157,452)	$2,512,469

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023

Cash from operating activities:
Net loss	$(7,358,143)	$(8,080,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,472,965	393,057
Stock based compensation	281,405	499,590
Stock issued for services	122,500	105,565
Amortization of debt discount related to warrant liabilities	73,601	—
Fair value of warrant liabilities	(245,980)	—
Gain on settlement of warrant liabilities	(379,626)	—
Amortization of operating lease right of use asset	255,684	235,217
Changes in assets and liabilities:
Accounts receivable	(138,689)	3,159,389
Note receivable	(5,625)	(151,875)
Contract assets	32,939	(921,009)
Inventory	197,777	(97,552)
Security deposit	50,000	50,000
Prepaid expenses and other current assets	300,271	543,793
Accounts payable	1,131,552	(1,670,625)
Accrued expenses	159,482	(178,081)
Operating lease obligation	(252,557)	(154,653)
Contract liabilities	(1,897,703)	630,931

Net cash used in operating activities	(6,200,147)	(5,637,072)

Cash flows from investing activities:
Purchase of patents/trademarks	(8,105)	(58,208)
Purchase of software development	—	(640,609)
Purchase of fixed assets	(1,547,439)	(199,618)

Net cash used in investing activities	(1,555,544)	(898,435)

Cash flows from financing activities:
Repayments on financing agreements	(340,232)	(395,221)
Repayment of finance lease	—	(22,851)
Proceeds from notes payable	2,200,000	—
Proceeds from warrant exercises	899,521	—
Proceeds from common stock issued	197,011	—
Stock issuance cost	(78,688)	(17,645)
Proceeds from shares issued under Employee Stock Purchase Plan	87,348	117,048
Proceeds from preferred stock issued	2,995,002	9,000,000

Net cash provided by financing activities	5,959,962	8,681,331

Net increase (decrease) in cash	(1,795,729)	2,145,824
Cash, beginning of period	2,441,842	1,121,092
Cash, end of period	$646,113	$3,266,916

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the accompanying balance sheet to the amount presented in the above statement of cash flows:

Cash and cash equivalents	$613,594	$3,266,916
Restricted cash	32,519	—
Cash, end of period	$646,113	$3,266,916

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,596	$5,816
Taxes paid	$5,432	$—

Supplemental Non-Cash Investing and Financing Activities:
Debt discount for warrant liability	$625,606	$—
Notes issued for financing of insurance premiums	$426,661	$458,452
Transfer of inventory to fixed assets	$300,000	$—
Intangible asset acquired with contract liability	$11,161,428	$—

 See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc., through its operating subsidiaries, Duos Technologies, Inc. (“Duos”), Duos Edge AI, Inc. (“Edge”), and Duos Energy Corporation, which was formed in July 2024 (collectively the “Company”), is a company that specializes in machine vision and artificial intelligence to analyze fast moving objects such as trains, trucks, automobiles, and aircraft. This technology can help improve safety, maintenance, and operating metrics.

The Company is the inventor of the Railcar Inspection Portal (RIP) and is currently the rail industry leader for machine vision/camera wayside detection systems that include the use of Artificial Intelligence at speeds up to 125 mph. The RIP inspects a train at full speed from the top, sides, and bottom looking at FRA/AAR mandated safety inspection points. The system also detects illegal riders, which can assist law enforcement agencies. Each railcar is scanned with machine vision cameras and other sensors from the top, sides, and bottom, where images are produced within seconds of the railcar passing. These images can then be used by the customer to help prevent derailments, improve maintenance operations, and assist with security. The Company self-performs all aspects of hardware, software, Information Technology (“IT”), and Artificial Intelligence development and engineering. The Company maintains significant intellectual property and continues to be awarded additional patents for both the technology and methodologies used. The Company also has a proprietary portfolio of approximately 53 Artificial Intelligence “Use Cases” that automatically flag defects. The Company has deployed this system with several Class 1 railroads and one major passenger carrier and anticipates an increased demand in the future from railcar operators, owners, shippers, transit railroads as well as law enforcement agencies.

During the second quarter of 2024, the Company initiated a study to determine how to expand its market reach into non-rail markets. Using the information technology (IT) investments already made into the RIP in conjunction with the recently awarded patents for both methodology and artificial intelligence, the Company has determined that its use of Edge Data Centers for the processing of large volumes of image data has broad applicability to enabling local, high-speed processing in similar environments as being undertaken at the 13 current RIPs, that is, in rural and underserved areas. Accordingly, the Company announced its expansion into the market for the provision of bespoke Edge Data Centers (EDCs) early in the third quarter, targeting certain markets including remote education and healthcare facilities as well as other applications where high-speed, local processing is required.

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

The Company’s strategy for the rail industry is to expand beyond our existing customer base in the Class 1 and major passenger transit market and we expect to add additional users in the short line, industrial and regional transit markets in North America. In addition, we plan to expand our subscription offering to car owners and shippers and expand operations to meet the demand from international customers. The Company is prepared to respond and scale, if necessary, to react to increased demand for potential regulations that may be imposed around wayside detection technology. In the future the Company may put more emphasis on the trucking and intermodal sector with an updated Truck Inspection Portal solution. The Company continues to focus on operational and technical excellence, customer satisfaction, and maintaining a highly skilled and performance-based work force. The Company continues to investigate and pursue market opportunities for subsets of its technology including deployment and management of Edge Data Centers, a fundamental component of the distributed, rapid response data analysis used in the RIP.

Starting in the second half of 2024, the Company opened two new initiatives focused on the rapidly growing market for data centers and the associated power generation needed to support the growth in this market space. Duos, through its technology and its staff, has extensive experience in both disciplines and plans to monetize these assets through two new subsidiaries. The Company formed Duos Energy Corporation given the overwhelming demand for power solutions from Data Center Hyper Scalers who also operate within the Edge Data Center space. The new subsidiary is focused on the burgeoning market for energy to power data centers and is currently engaged in some consulting for organizations looking to acquire power generation assets. It is also expected to engage in operations work in this space up to and including the build out of data center power plants.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024.

Principles of Consolidation

The unaudited consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc., Duos Edge AI, Inc. and Duos Energy Corporation. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the initial valuation of a non-monetary transaction with a customer, valuation of intangible assets for impairment analysis, allowance on accounts receivable and notes receivable, valuation of common stock warrants received in exchange for an asset sale, valuation of deferred tax assets, valuation of other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt, valuation of warrant liabilities and valuation of stock-based awards. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of September 30, 2024, the balance in one financial institution exceeded federally insured limits by approximately $119,570. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2024, three customers accounted for 41%, 29% and 11% of revenues. For the nine months ended September 30, 2023, two customers accounted for 55%, and 29% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a Railcar Inspection Portal or services which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance, which may be paid annually in advance with revenues recorded ratably over the contract period.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

At September 30, 2024, two customers accounted for 52%, and 32% of accounts receivable. At December 31, 2023, three customers accounted for 52%, 25% and 14% of accounts receivable. Much of the credit risk is mitigated since all the customers listed here are Class 1 railroads with a history of timely payments to us.

Geographic Concentration

For the nine months ended September 30, 2024, approximately 43% of revenue was generated from three customers outside of the United States. For the nine months ended September 30, 2023, approximately 37% of revenue was generated from three customers outside of the United States.

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

The changes in level 3 valuations for the three and nine months ended September 30, 2024 was as follows:

September 30,
2024
December 31, 2023	$—
Issuance of Warrant liabilities	625,606
Change in fair value	(245,980)
Gain on extinguishment	(379,626)
$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

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

At September 30, 2024, there were (i) 0 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 1,259,066 shares of common stock, (iii) 466,334 common shares issuable upon conversion of Series D Convertible Preferred Stock, and (iv) 5,220,309 common shares issuable upon conversion of Series E Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

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

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company evaluated the disclosure impact of ASU 2023-09; and determined the standard will not have an impact on the Company’s consolidated financial statements.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $7,358,143 for the nine months ended September 30, 2024. During the same period, cash used in operating activities was $6,200,147. The working capital deficit and accumulated deficit as of September 30, 2024, were $1,600,154 and $70,961,695, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to underwritten offerings and private placements which were completed during 2022, 2023, and now the first, second and third quarters of 2024 as well.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

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

Management believes that, at this time, the conditions in our market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported have put a strain on our cash reserves. However, proactive management of our existing contracts and operating costs, recent stock offerings and private placements as well as the availability to raise capital via the Sales Agreement indicate there is no substantial doubt that the Company can continue as a going concern for a period of twelve months from the issuance date of this report. We continue executing the plan to grow our business and achieve profitability. The Company may selectively look at opportunities for fund raising in the future. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

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

In accordance with ASC 350-30-35-14, an intangible asset that is subject to amortization shall be reviewed for impairment if the carrying amount of the asset is not recoverable and exceeds its fair value. There is no indication of impairment at September 30, 2024.

Intangible asset at September 30, 2024 and December 31, 2023 consists of:

	September 30,	December 31,
	2024	2023
Intangible Asset, gross	$11,161,428	$—
Accumulated Amortization	(1,021,190)	—
Intangible Asset, net	$10,140,238	$—

Amortization of the intangible asset during the nine months ended September 30, 2024 and September 30 2023, was $1,021,190 and zero respectively.

The future amortization of the intangible asset is as follows:

Calendar Year	Amount
2024	$548,120
2025	2,192,484
2026	2,192,484
2027	2,192,484
2028	2,192,484
2029	822,182
Total Intangible Asset Amortization	$10,140,238

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

NOTE 4 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Notes Payable	Principal	Interest	Principal	Interest

Third Party - Insurance Note 1	$77,095	8.25%	$39,968	8.00%
Third Party - Insurance Note 2	10,194	—	2,008	—
Third Party - Insurance Note 3	41,115	—	—	—
Total	$128,404	—	$41,976	—

The Company entered into an agreement on April 15, 2023 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $142,734, secured by that policy with an annual interest rate of 8.00% and payable in 11 monthly installments of principal and interest totaling $13,501. The Company renewed its agreement on April 15, 2024 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $154,338, secured by that policy with an annual interest rate of 8.25% and payable in 10 monthly installments of principal and interest totaling $16,023. At September 30, 2024 and December 31, 2023, the balance of Insurance Note 1 was $77,095 and $39,968, respectively.

The Company renewed its agreement on February 3, 2023 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,140, and payable in 12 monthly installments of $2,012. The Company renewed its agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,480, and payable in 12 monthly installments of $2,040. At September 30, 2024 and December 31, 2023, the balance of Insurance Note 2 was $10,194 and $2,008, respectively.

The Company entered into an agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $245,798 with a down payment paid in the amount of $84,473 in the first quarter of 2024 and ten monthly installments of $20,166. At September 30, 2024 and December 31, 2023, the balance of Insurance Note 3 was $41,115 and $0, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

Promissory Notes

On July 22, 2024, the Company and Duos Edge AI entered into secured promissory notes (the "Notes") with two institutional investors in the Company, 21 April Fund LP and 21 April Fund Ltd. The principal amounts of the Notes are $1,520,000 for the Note issued to 21 April Fund Ltd. and $680,000 for the Note issued to 21 April Fund LP. The Notes bear interest at an annual rate of 10% and the principal and any accrued interest on the Notes are due on December 30, 2025. The Company has guaranteed all of Duos Edge AI’s obligations pursuant to the Notes.

As security for the Notes, Duos Edge AI granted a first priority security interest in the equipment installed, as well as all revenues from such equipment and the Company pledged all proceeds from the sale of shares of Common Stock under its ATM facility. All of the pledged revenues from the equipment and the ATM facility are deposited in a blocked account and used solely to repay the Notes until they are repaid in full. In November 2024, the Company obtained the lenders’ consent waiving the requirement to deposit ATM proceeds in a separate account and to utilize the ATM proceeds for general corporate purposes, provided that any such amounts must be deposited in the blocked account on or prior to December 1, 2025. The Notes may be prepaid without any prepayment penalties, provided that any prepayments shall be made proportionately to each Note.

This transaction is accounted for in accordance with ASC 470, which provides guidance on the accounting for debt and debt modifications. The Company is in compliance with all covenants and conditions associated with the Notes as of September 30, 2024.

As of September 30, 2024, the carrying amount of the Notes is classified as a non-current liability on the Company’s consolidated balance sheet. The Company accrued interest of $42,794 for the three months ended September 30, 2024 with regard to the Notes.

In connection with the Notes, the Company issued warrants to purchase 92,727 shares of Common Stock to 21 April Fund LP and 207,273 shares of Common Stock to 21 April Fund Ltd. The warrants had an exercise price of $3.00 and were exercisable at any time on or prior to the close of business on the five -year anniversary of the original issuance date of July 22, 2024. The warrants contained a fundamental transaction provision whereby the Company might have to make a cash payment to the warrant holder on a fundamental transaction trigger date. Accordingly, the warrants met the criteria to be accounted for as a derivative liability instrument.

The above warrants and the previously held 44,644 warrants were exercised by 21 April Fund LP and 21 April Fund Ltd. on September 19, 2024 and the Company issued an aggregate of 344,644 shares of Common Stock. In connection with such exercise, the parties agreed to reduce the exercise price of the warrants to $2.61 per share and to remove any “blocker” or similar provisions in the warrants.

The warrant liability value was measured using a Monte Carlo simulation valuation method. The initial warrant liability valuation on the loan date was $625,606 which was recorded as a debt discount and initial warrant liability. The warrant liability on September 19, 2024 was $379,626 with a change in fair value recorded in other income/expense from the initial recording date through September 30, 2024 of $245,980. The debt discount is being amortized over the term of the Notes.

On September 19, 2024, the warrant exercise date, the Company eliminated the warrant liability and recognized a gain on the extinguishment of the warrants in the amount $379,626.

The promissory Notes Payable at September 30, 2024 were as follows:

Notes Payable	$2,200,000
Unamortized Discount	(552,005)
Notes Payable, net	$1,647,995

Amortization of the discount from the Note date of July 22, 2024 through September 30, 2024 was $73,601 which is included in interest expense.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

The Company used the following assumptions in determining the fair value of the warrant liabilities:

	Upon Grant		Upon Exercise
	21 April Fund LP	21 April Fund Ltd	21 April Fund LP	21 April Fund Ltd
Date of Grant (Exercise)	July 22, 2024	July 22, 2024	September 19, 2024	September 19, 2024
Note Value	$—	$—	$—	$—
Issue (Exercise) Stock Price	$2.77	$2.77	$2.49	$2.49
Strike	$3.00	$3.00	$2.61	2.61
Share Equivalents	92,727	207,273	92,727	207,273
Strike Price discount	0%	0%	0%	0%
Expected Remaining Term (Years)	5.00	5.00	4.84	4.84
Historical Volatility	52%	52%	58%	58%
Expected Volatility	100%	100%	58%	58%
Dividend Yield	0%	0%	0%	0%
Annual Rate of Quarterly Dividends	$0.000	$0.000	$0.000	$0.000
Discount Rate - Bond Equivalent Yield	4.170%	4.170%	3.480%	3.480%

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021 and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021 and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104   at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. Per the contract, in the 18th month and every 12th month thereafter, the security deposit is reduced by $50,000. The right of use asset balance at September 30, 2024, net of accumulated amortization, was $4,117,471.

As of September 30, 2024, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 7.75 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Nine Months Ended September 30,
	2024	2023
Lease cost:
Operating lease cost	$586,228	$586,228
Short-term lease cost	$16,477	$56,052

Other information:
Operating cash outflow used for operating leases	$583,101	$505,664
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	7.75 years	8.6 years

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

As of September 30, 2024, future minimum lease payments due under our operating leases are as follows:

Amount
Calendar year:
2024	$195,986
2025	798,556
2026	818,518
2027	838,984
2028	859,856
Thereafter	3,183,571
Total undiscounted future minimum lease payments	6,695,471
Less: Impact of discounting	(1,940,223)
Total present value of operating lease obligations	4,755,248
Current portion, operating lease obligation	(793,658)
Operating lease obligations, less current portion	$3,961,590

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

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of Company, whether voluntary or involuntary, the holders would be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of September 30, 2024 and December 31, 2023, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock, and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. In January 2022, the 2,500 outstanding shares of Series C Convertible Preferred Stock were converted into 454,546 shares of common stock. As of September 30, 2024 and December 31, 2023, respectively, there were zero and zero shares of Series C Convertible Preferred Stock issued and outstanding.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

On May 16, 2023, the Series D Convertible Preferred Stock was approved for conversion to common shares during the Company’s annual shareholder meeting.

On March 22, 2024, March 28, 2024, and April 3, 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain existing and other accredited investors (the “2024 Purchasers”). Pursuant to the Purchase Agreements, the 2024 Purchasers purchased an aggregate of 870 shares of Series D Preferred Stock, at a price of $1,000 per share, and the Company received proceeds of $870,000.

In April and May of 2024, 650 outstanding shares of Series D Convertible Preferred Stock were converted into 216,668 shares of common stock. As of September 30, 2024 and December 31, 2023, respectively, there were 1,399 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding.

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

Series E Convertible Preferred Stock

The Company’s Board of Directors has designated 30,000 shares as the Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock”). Each share of the Series E Convertible Preferred Stock has a stated value of $1,000. The holders of the Series E Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Convertible Preferred Stock has 333 votes (subject to adjustment); provided that in no event may a holder of Series E Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation. Each share of Series E Convertible Preferred Stock is convertible at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment) see adjustment below. The Company shall not effect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All but one of the holders of the Series E Preferred Stock elected the 19.99% Beneficial Ownership Limitation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

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

The existing investor’s Purchase Agreement also provided that the Company would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement) on or prior to December 31, 2023 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Convertible Preferred Stock without the consent of the Purchaser.

On November 9, 2023, the Company entered into a Securities Purchase Agreement (the “November Purchase Agreement”) with an existing investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser purchased 2,500 shares of Series E Convertible Preferred Stock, at a price of $1,000 per share, and the Company received proceeds of $2,500,000.

The November Purchase Agreement also provided that the Company would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the November Purchase Agreement) on or prior to June 30, 2024 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Convertible Preferred Stock without the consent of the Purchasers. The conversion price of the Series E Convertible Preferred Stock as of June 30, 2024 was $3.00 per share (subject to adjustment). If the Company sold shares less than the then conversion price, with the consent of purchasers, then the Series E conversion price would be amended to that lower share price. This provision was not triggered as of June 30, 2024.

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

On March 22, 2024 and March 28, 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain existing and other accredited investors (the “2024 Purchasers”). Pursuant to the Purchase Agreements, the 2024 Purchasers purchased an aggregate of 2,125 shares of Series E Convertible Preferred Stock, at a price in each case of $1,000 per share, and the Company received proceeds of $2,125,002. Those purchase agreements had similar price protections as the November Purchase Agreement but extended the price protection date to December 31, 2024, for all Series E holders. On September 19, 2024, the conversion rate was lowered to $2.61 from $3.00 per share based on the warrants induced exercise price of $2.61 per share.

As of September 30, 2024 and December 31, 2023, respectively, there were 13,625 and 11,500 shares of Series E Convertible Preferred Stock issued and outstanding.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

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

The Company also agreed that it would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement relating to the Series F Preferred Stock) on or prior to December 31, 2023 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series F Preferred Stock without the consent of the holders. As a result of that agreement, upon the issuance of 2,500 shares of Series E Preferred Stock (which had a conversion price of $3.00 per share) on November 10, 2023, the holders exchanged their 5,000 shares of Series F Preferred Stock for 5,000 shares of Series E Preferred Stock. All of the shares of Series F Preferred Stock thereupon were cancelled with 0 shares now outstanding.

As of September 30, 2024 and December 31, 2023, respectively, there were zero and zero shares of Series F Convertible Preferred Stock issued and outstanding.

Common stock issued

Nine Months Ended September 30, 2024

During the three months ended March 31, 2024, the Company issued 8,655 shares of common stock for payment of board fees to four directors in the amount of $37,500 for services to the board which was expensed during the three months ended March 31, 2024. The volume-weighted average price (VWAP) per share used to value the services is $4.33.

On April 23, 2024, two shareholders converted 147 and 78 for a total of 225 shares of Series D Convertible Preferred Stock collectively with a stated value of $225,000 with a conversion price of $3.00 per common share resulting in the issuance of 49,000 and 26,000 shares of the Company’s common stock.

On April 30, 2024, two shareholders converted 100 and 250 for a total of 350 shares of Series D Convertible Preferred Stock collectively with a stated value of $350,000 with a conversion price of $3.00 per common share resulting in the issuance of 33,334 and 83,334 shares of the Company’s common stock.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

On May 7, 2024, a shareholder converted 75 shares of Series D Convertible Preferred Stock with a stated value of $75,000 with a conversion price of $3.00 per common share resulting in the issuance of 25,000 shares of the Company’s common stock.

On May 17, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”) providing for the sale by the Company of shares of our common stock, having an aggregate offering price of up to $7,500,000 from time to time through the Agent in connection with an “at-the-market” equity offering program (the “ATM Offering”) as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). On May 17, 2024, the Company filed a prospectus supplement with the Securities and Exchange Commission (“SEC”) relating to the offer and sale of up to $7,500,000 of common stock in the ATM Offering.

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

On July 1, 2024, the Company issued 700 shares of common stock at a price of $3.01 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $2,036.

On July 5, 2024, a shareholder converted 120 shares of Series D Convertible Preferred Stock with a stated value of $120,000 with a conversion price of $3.00 per common share resulting in the issuance of 40,000 shares of the Company’s common stock.

On July 11, 2024, the Company issued 300 shares of common stock at a price of $3.01 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $868.

On July 12, 2024, the Company issued 400 shares of common stock at a price of $3.00 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $1,157.

On July 15, 2024, the Company issued 4,400 shares of common stock at a price of $3.00 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $12,807.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

On July 16, 2024, the Company issued 1,800 shares of common stock at a price of $3.00 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $5,231.

On July 17, 2024, the Company issued 6,677 shares of common stock at a price of $3.08 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $19,910.

On July 18, 2024, the Company issued 2,001 shares of common stock at a price of $3.04 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $5,896.

On July 22, 2024, the Company issued 400 shares of common stock at a price of $3.00 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $1,157.

On July 24, 2024, the Company issued 200 shares of common stock at a price of $3.01 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $577.

On July 25, 2024, the Company issued 300 shares of common stock at a price of $3.00 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $866.

On July 26, 2024, the Company issued 5,000 shares of common stock at a price of $3.03 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $14,670.

On July 29, 2024, the Company issued 3,250 shares of common stock at a price of $3.07 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $9,682.

On July 30, 2024, the Company issued 2,267 shares of common stock at a price of $3.02 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $6,638.

On September 19, 2024, the Company issued an aggregate of 344,644 shares of common stock, upon the exercise by 21 April Fund LP and 21 April Fund Ltd. (collectively, the “21 April Entities”) of warrants to purchase 104,647 and 239,997 shares of Common Stock, respectively. In connection with such exercise, the Company and the 21 April Entities agreed to reduce the exercise price of the warrants to $2.61 per share, and to remove any “blocker” or similar provisions in the warrants. The Company received $899,521 upon the exercise.

On September 30, 2024, the Company issued 819 shares of common stock at a price of $3.01 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $2,385.

In summary during the three months ended September 30, 2024, the Company issued an aggregate of 28,514 shares of common stock through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $81,448.

During the three months ended September 30, 2024, the Company issued 14,433 shares of common stock for payment of board fees to four directors in the amount of $42,500 for services to the board which was expensed during the three months ended September 30, 2024. The volume-weighted average price (VWAP) per share used to value the services is $2.95.

Nine Months Ended September 30, 2023

During the three months ended March 31, 2023, the Company issued 12,463 shares of common stock for payment of board fees to three directors in the amount of $32,500 for services to the board which was expensed during the three months ended March 31, 2023. The volume-weighted average price (VWAP) per share used to value the services is $2.61.

During the three months ended June 30, 2023, the Company issued 5,645 shares of common stock for payment of board fees to three directors in the amount of $32,500 for services to the board which was expensed during the three months ended June 30, 2023. The volume-weighted average price (VWAP) per share used to value the services is $5.76.

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

During the three months ended September 30, 2023, the Company issued 7,910 shares of common stock for payment of board fees to four directors in the amount of $40,565 for services to the board which was expensed during the three months ended September 30, 2023. The volume-weighted average price (VWAP) per share used to value the services is $5.13.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

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

The Company computed the fair value of the look-back feature call and put options for January 1, 2024 to September 30, 2024 using a Black Scholes option pricing model using the following assumptions:

At September 30, 2024
Grant date share price	$2.70 - $2.96
Grant date exercise price	$2.30 - $2.52
Expected term	0.25 years - 0.5 years
Expected volatility	62.00% - 67.3%
Risk-free rate	4.38% - 5.26%
Expected dividend rate	0%

During the offer period, the Company records stock-based compensation pro rata as an expense and a credit to additional paid-in capital. The Company issued 38,041 and 65,561 common shares on the option exercise dates of June 30, 2024 and June 30, 2023, respectively. The following table discloses relevant information for the ESPP for the nine months ended September 30, 2024 and September 30, 2023, respectively.

For the Nine Months ended September 30, 2024
Cash from employee withholdings used to purchase ESPP shares	$123,359
Stock based compensation expense	54,833
Total charges related to the Employee Stock Purchase Plan	$178,192

For the Nine Months ended September 30, 2023
Cash from employee withholdings used to purchase ESPP shares	$117,048
Stock based compensation expense	98,945
Total charges related to the Employee Stock Purchase Plan	$215,993

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

Stock-Based Compensation: Options and Warrants

Stock-based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2024 and 2023, was $226,575 and $400,645, respectively, for stock options granted to employees. This expense is included in general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. At September 30, 2024, the total compensation cost for stock options not yet recognized was $186,277. This cost will be recognized over the remaining vesting term of the options ranging from six months to two and one-half years.

On May 12, 2021, the Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”) providing for the issuance of up to 1,000,000 shares of our common stock. The purpose of the 2021 Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our shareholders. During the third quarter of 2021, the shareholders approved the issuance of up to one million shares or share equivalents pursuant to the 2021 Plan. The Company filed an S-8 registration statement in concert with the 2021 Plan which was deemed effective on August 5, 2021. The plan covers a period of ten years. On August 6, 2024, the Board adopted an amendment to the 2021 Plan increasing the number of shares or share equivalents issuable pursuant to the 2021 Plan to the greater of 2,500,000 shares or a number of shares based on a formula tied to the Company’s fully diluted common equivalent share capitalization, excluding warrants and options. The amendment was approved by shareholders on September 30, 2024.

As of September 30, 2024, and December 31, 2023, options to purchase a total of 1,259,066 (net of forfeitures) shares of common stock and 1,387,775 shares of common stock were outstanding, respectively. At September 30, 2024, 850,629 options were exercisable. Of the total options issued, 269,658 and 269,658 options were outstanding under the 2016 Equity Incentive Plan, 709,408 and 788,117 were outstanding under the 2021 Plan and a further 280,000 and 330,000 non-plan options to purchase common stock were outstanding as of September 30, 2024 and December 31, 2023, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO in the fourth quarter of 2020.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	926,266	$5.74	3.3	$—
Granted	463,117	$4.22	4.35	$—
Forfeited	(1,608)	$14.00	—	$—
Outstanding at December 31, 2023	1,387,775	$5.23	3.0	$—
Exercisable at December 31, 2023	581,324	$5.38	1.8	$—

Outstanding at December 31, 2023	1,387,775	$5.23	3.0	$—
Granted	—	$—	—	$—
Exercised/Forfeited/Expired	(128,709)	$4.79	—	$—
Outstanding at September 30, 2024	1,259,066	$5.27	2.2	$—
Exercisable at September 30, 2024	850,629	$5.44	1.6	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	147,591	$8.63	0.8	$—
Warrants expired, forfeited, cancelled or exercised	(102,947)	$—	—	$—
Warrants issued	—	$—	—	$—
Outstanding at December 31, 2023	44,644	$7.70	0.7	$—
Exercisable at December 31, 2023	44,644	$7.70	0.7	$—

Outstanding at December 31, 2023	44,644	$7.70	0.7	$—
Warrants issued	300,000	$3.00	5.0	$—
Warrants expired, forfeited, cancelled or exercised	(344,644)	$—	—	$—
Outstanding at September 30, 2024	—	$—	—	$—
Exercisable at September 30, 2024	—	$—	—	$—

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

At September 30, 2024 and December 31, 2023, contract assets on uncompleted contracts consisted of the following:

	September 30, 2024	December 31, 2023
Cumulative revenues recognized	$9,889,995	$8,820,256
Less: Billings or cash received	(9,280,987)	(8,178,309)
Contract assets	$609,008	$641,947

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

At September 30, 2024 and December 31, 2023, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	September 30, 2024	December 31, 2023
Billings and/or cash receipts on uncompleted contracts	$1,264,658	$1,264,658
Less: Cumulative revenues recognized	(856,743)	(199,976)
Contract liabilities, technology systems, current	407,915	1,064,682
Contract liabilities, services and consulting, current	2,574,298	601,561
Total contract liabilities, current	$2,982,213	$1,666,243
Total contract liabilities, services and consulting, non-current	$7,947,755	$—

Contract liabilities at December 31, 2023 were $1,666,243; of which $656,767 for technology systems and $582,877 in services and consulting have been recognized as of September 30, 2024.

The Company expects to recognize all current contract liabilities within 12 months from the respective consolidated balance sheet date.

In May 2024, the Company recorded an initial deferred revenue as a contract liability in the amount of $11,161,428 of which $199,008 related to a pilot program was immediately recognized as revenue (See Note 3). This contract liability resulted from a five-year contract with a customer where the Company received non-monetary consideration recorded as intangible assets (See Note 3). This transaction was accounted for under ASC 606-10-32-21 through ASC-606-10-32-24, Non-Cash Consideration. The performance obligations, which include various support and maintenance services will be recognized as revenue pro-rata over time during the five-year contract term. The current contract liabilities of $2,192,484 for just this contract as of September 30, 2024 relate to the portion of the contract value the Company expects to recognize pro-rata within the next twelve months. The non-current contract liabilities of $7,947,755 as of September 30, 2024 represent the portion of the contract value that is expected to be recognized pro-rata beyond the next twelve months. If the Digital Image License Agreement is terminated prior to the completion of the five-year term, then the customer will pay for the maintenance and support services annually in cash.

As of September 30, 2024 the balance in contract liabilities pertaining to the above agreement is as follows:

Calendar Year	Amount
2024	$548,120
2025	2,192,484
2026	2,192,484
2027	2,192,484
2028	2,192,484
2029	822,182
Total Contract Liabilities	$10,140,238

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

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

b.	Maintenance and support contracts ranging from one to five years in length.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

Quantitative:

For the Three Months Ended September 30, 2024

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$2,732,928	$505,982	$—	$—	$3,238,910

Major Goods and Service Lines

Turnkey Projects	$1,686,456	$—	$—	$—	$1,686,456
Maintenance and Support	913,228	505,982	—	—	1,419,210
Algorithms	133,244	—	—	—	133,244
	$2,732,928	$505,982	$—	$—	$3,238,910

Timing of Revenue Recognition

Goods transferred over time	$1,686,456	$—	$—	$—	$1,686,456
Services transferred over time	1,046,472	505,982	—	—	1,552,454
	$2,732,928	$505,982	$—	$—	$3,238,910

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

For the Three Months Ended September 30, 2023

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$1,333,556	$19,220	$—	$178,147	$1,530,923

Major Goods and Service Lines

Turnkey Projects	$705,849	$—	$—	$—	$705,849
Maintenance and Support	627,707	19,220	—	—	646,927
Algorithms	—	—	—	178,147	178,147
	$1,333,556	$19,220	$—	$178,147	$1,530,923

Timing of Revenue Recognition

Goods transferred over time	$705,849	$—	$—	$—	$705,849
Services transferred over time	627,707	19,220	—	178,147	825,074
	$1,333,556	$19,220	$—	$178,147	$1,530,923

 For the Nine Months Ended September 30, 2024

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$5,314,104	$505,982	$—	$—	$5,820,086

Major Goods and Service Lines

Turnkey Projects	$2,221,310	$—	$—	$—	$2,221,310
Maintenance and Support	2,556,512	505,982	—	—	3,062,494
Algorithms	536,282	—	—	—	536,282
	$5,314,104	$505,982	$—	$—	$5,820,086

Timing of Revenue Recognition

Goods transferred over time	$2,221,310	$—	$—	$—	$2,221,310
Services transferred over time	3,092,794	505,982	—	—	3,598,776
	$5,314,104	$505,982	$—	$—	$5,820,086

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

For the Nine Months Ended September 30, 2023

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$5,247,291	$90,432	$11,353	$596,194	$5,945,270

Major Goods and Service Lines

Turnkey Projects	$3,390,555	$13,552	$—	$—	$3,404,107
Maintenance and Support	1,856,736	76,880	11,353	—	1,944,969
Algorithms	—	—	—	596,194	596,194
	$5,247,291	$90,432	$11,353	$596,194	$5,945,270

Timing of Revenue Recognition

Goods transferred over time	$3,390,555	$13,552	$—	$—	$3,404,107
Services transferred over time	1,856,736	76,880	11,353	596,194	2,541,163
	$5,247,291	$90,432	$11,353	$596,194	$5,945,270

NOTE 8 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first nine months of service. During the three months ended September 30, 2024, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the three and nine months ended September 30, 2024, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $50,977 and $162,415, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

Frank Lonegro serves on the Board of Directors and is a member of the Audit Committee. Mr. Lonegro is the Chief Executive Officer of Landstar System, Inc. (“Landstar”), based in Jacksonville, Florida. The Company has previously utilized Landstar for shipping services including transporting large items. Most recently, Landstar was the designated vendor involved in shipping an Edge Data Center to an Amtrak site in Secaucus, New Jersey. Mr. Lonegro was not involved in the selection of his company by Duos, with whom there was an existing relationship pre-dating Mr. Lonegro’s appointment to the Board of Duos. Mr. Lonegro did not participate in any Board discussions or votes relating to the selection of Landstar nor approval of the transactions with Landstar. The terms of these transactions were reviewed and approved by the management team, which concluded that they are fair and reasonable to the Company and on terms no less favorable than could have been obtained from an unaffiliated party. For the nine months ended September 30, 2024 and September 30, 2023 the Company expensed $48,257 and $15,117, respectively. As of September 30, 2024 and December 31, 2023, the amounts owed were zero and $33,812, respectively, and are included in accounts payable in the accompanying balance sheets.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

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

The original issue discount is being accrued into interest income over the term of the note.

The note receivable was recorded as follows on September 30, 2024:

September 30, 2024
Convertible note receivable	$165,000
Unamortized discount	(5,625)
Convertible note receivable, net	$159,375

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2024 (Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On October 2, 2024, two holders of our Series E Preferred Stock converted an aggregate of 52 shares of Series E Preferred Stock into 19,922 shares of Common Stock.

The Company filed a Registration Statement on Form S-8 covering the additional shares or share equivalents issuable under the 2021 Plan as a result of the amendment approved by shareholders on September 30, 2024. The registration statement was declared effective on October 9, 2024.

On October 8, 2024, two holders of our Series E Preferred Stock converted an aggregate of 73 shares of Series E Preferred Stock into 27,970 shares of Common Stock.

On October 24, 2024, a holder of our Series D Preferred Stock converted 100 shares of Series D Preferred Stock into 33,334 shares of Common Stock.

On October 16, 2024, the Company entered into a Master Lease Agreement (the “Master Lease”) to lease three Edge Data Centers and related equipment (the “Data Centers”) for a term of 66 months beginning November 1, 2024. The Data Centers are expected to be used by Duos Edge AI, Inc., a wholly owned subsidiary of the Company, for the provision of information technology and communications services for users operating in rural areas. The Master Lease provides for monthly payments over 66 months starting December 10, 2024. The first six payments shall each be $3,900.00 (or $1,300.00 per unit). For months seven through 66 (or any portion thereof), the monthly payments shall each be $43,981.38 (or $14,660.46 per unit). The final payment is due June 10, 2030, and upon payment in full of all the payments due under the Master Lease the Company will then purchase the Data Centers for $1.00.

Subsequent to the balance sheet date and through November 13, 2024 the Company issued an aggregate of 279,534 shares of common stock at a weighted average price of $3.92 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $1,062,604.

On November 14, 2024, the Company and Duos Edge AI amended the secured promissory notes dated July 22, 2024 to provide that the funds raised by the Company’s “at the market” facility no longer had to be deposited in a blocked account subject to the lenders’ security interest and used solely to repay the notes. The Company may use such funds for general corporate purposes provided that an amount equal to the sum of all funds raised by the “at the market” facility from and after November 14, 2024 through December 1, 2025 and not deposited in the blocked account must be deposited in the blocked account on or before December 1, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc., and its operating subsidiaries, Duos Technologies, Inc. (“Duos”), Duos Edge AI, Inc. (“Edge”) and Duos Energy Corporation (“Energy”) (Duos Technologies Group, Inc., Duos and Edge, collectively the “Company” “we”, “our”, and “us”) from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “aim,” “project,” “target,” “will,” “may,” “should,” “forecast” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements typically address the Company’s expected future business and financial performance and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

In addition, the Company has begun using its patented technology and considerable experience in deploying information technology (IT) investments for the provision of Edge Data Centers, enabling local, high-speed processing in rural and underserved areas. The Company has recently announced that effective early in the third quarter of 2024, it will be expanding into the market for the provision of bespoke Edge Data Centers (EDCs) for remote education and healthcare facilities as well as other applications where high-speed, local processing is required. In order to facilitate this, the Company formed a new subsidiary, Duos Edge AI to pursue this market and has invested approximately $1,500,000 in acquiring assets to begin marketing the solution to defined markets. Additionally, Duos has formed a third subsidiary, Duos Energy Corporation which began operations in the second half of 2024. The new subsidiary is focused on the burgeoning market for energy to power data centers and is currently engaged in some consulting for organizations looking to acquire power generation assets. It is also expected to engage in operations work in this space up to and including the build out of data center power plants.

Duos’ legacy offering, the Railcar Inspection Portal (RIP), will continue to be the main revenue driver for the consolidated business. The RIP provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are moving at full speed. The RIP utilizes a variety of sophisticated optical, laser and speed sensors to scan each passing railcar to create a high-resolution image-set of the top, sides and undercarriage. These images are then processed with our edge data center using artificial intelligence (AI) algorithms to identify safety and security defects on each railcar. The algorithms are developed in conjunction with industrial application experts, in this case resident Railcar Mechanical Engineers, to provide specific guidance in the analysis (“human in the loop”). Within seconds of the railcar passing through the RIP, a detailed report is sent to the customer where they are able to take action on identified issues. This solution has the potential to transform the railroad industry immediately, increasing safety, improving efficiency and reducing costs. The Company has already deployed this system with several Class 1 railroads and anticipates an increased demand from transit and other railroad customers along with selected government agencies that operate and/or manage rail traffic. The Company has deployed RIPs in Canada, Mexico and the United States and anticipates expanding this solution into Europe, Asia and the Middle East in coming years. The Company has recently secured two strategic patents for the overall concept and applied technology for railcar scanning and the Company is expecting further patent awards in the coming months for other related technologies.

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

The year 2022 ushered in a new phase in the Company’s development. Although we continue to see an extension of challenges faced in past years, we also see positive changes and opportunities for our business that will be discussed in greater detail herein. They include:

•	Introducing a new “subscription” based offering for access to data and images by a much broader target market including Class 1 railroads, railcar owners and lessors, and short-line railroads.

•	Owning and operating a network of RIPs with multiple subscribers outside of the Company’s traditional customer base.

•	Selling customized RIPs to Class 1, short-line and other industrial companies where specialized applications or routes demand a bespoke solution.

•	Using our current operations experience within “edge data centers” (as deployed for our Railcar Inspection Portal) to drive additional revenues within other markets requiring this type of solution.

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

The Company expects to expand its business in the provision of specialized data centers and in the building, operations and management of power generation assets for all types of data centers and other projects which require the provision of power.

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

Comparison for the Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended
	September 30,
	2024	2023

Revenues	$3,238,910	$1,530,923
Cost of revenues	2,319,811	1,304,335
Gross margin	919,099	226,588
Operating expenses	2,839,379	3,197,565
Loss from operations	(1,920,280)	(2,970,977)
Other income	518,617	23,241
Net loss	$(1,401,663)	$(2,947,736)

Revenues

	For the Three Months Ended
	September 30,
	2024	2023	% Change
Revenues:
Technology systems	$1,686,456	$705,849	139%
Services and consulting	1,552,454	825,074	88%
Total revenues	$3,238,910	$1,530,923	112%

The increase in overall revenues for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, is driven largely by an equitable adjustment related to our two high-speed Railcar Inspection Portals project, which falls within our technology systems business segment. This adjustment added $1.4 million to the contract’s total value, with a substantial portion recognized in the third quarter. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation later this year. Additionally, the Company continues to see opportunities for expansion of its programs with existing customers. In spite of the timing delays that continue to impact the quarterly results, management remains confident in the long-term potential of the RIP product. The increase in the services portion of our revenues stems from the addition of new AI and subscription customers that were not present in the same quarter last year as well as increases in service contract revenue due to higher service contract prices. We also generated $505,982 in services and consulting revenue from power consulting work, which was new to this quarter. The Company expects growth with new revenue from existing customers, including services revenue as the result of new maintenance contracts being established on installations coming on-line during 2025. The Company anticipates revenue growth from new and existing customers related to the subscription offering starting in the back end of 2024 and into 2025. The Company also anticipates renewals of existing and backlog contracts and a shift to the next generation of technology systems which are currently being manufactured and expect to be completed during early 2025.

Cost of Revenues

	For the Three Months Ended September 30,
	2024	2023	% Change
Cost of revenues:
Technology systems	$947,563	$883,836	7%
Services and consulting	1,372,248	420,499	226%
Total cost of revenues	$2,319,811	$1,304,335	78%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems and support and maintenance of existing systems and software projects.

During the three months ended September 30, 2024, the cost of revenues on technology systems increased compared to the equivalent period in 2023. This increase is primarily due to the Company continuing the procurement and production of the Canopies for our two high-speed Railcar Inspection Portals during the third quarter of 2024. We are approaching the end of the manufacturing cycle and beginning preparations for field installation later in the year. Additionally, the Company records certain fixed, operating and servicing costs for both technology systems and services and consulting. While we expect that macro-economic factors will continue to drive prices, the Company continues to manage its costs and, where possible, pass through increased costs to customers in the form of higher prices, although this is not assured. The cost of revenues for services and consulting increased in the three months ended September 30, 2024, compared to the same period last year. This increase is primarily due to $548,121 in amortization expense of the intangible asset related to a nonmonetary transaction, which was not present in the corresponding period of 2023. The Company also generated $505,982 in services and consulting revenue from power consulting work, which was provided at cost, further increasing the cost of revenue for services and consulting, which was also not present in the corresponding period of 2023.

Gross Margin

	For the Three Months Ended September 30,
	2024	2023	% Change

Revenues	$3,238,910	$1,530,923	112%
Cost of revenues	2,319,811	1,304,335	78%
Gross margin	$919,099	$226,588	306%

Gross margin increased for the third quarter of 2024 as compared to the same period in 2023. The increase in margin was primarily due to the equitable adjustment associated with our two high-speed, transit-focused Railcar Inspection Portals. These same project revenues and subsequent margin contributions were absent during the third quarter of 2023. The Company also generated $505,982 in services and consulting revenue from power consulting work, which was provided at cost, further diluting the overall gross margin. These same project revenues and subsequent margin impacts were absent during the third quarter of 2023. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Operating Expenses

	For the Three Months Ended September 30,
	2024	2023	% Change
Operating expenses:
Sales and marketing	$471,411	$353,386	33%
Research and development	396,610	450,006	-12%
General and administration	1,971,358	2,394,173	-18%
Total operating expenses	$2,839,379	$3,197,565	-11%

During the three months ended September 30, 2024, the Company experienced a decrease in overall operating expenses compared to the same period in 2023. There was a significant uptick in sales and marketing costs, primarily due to an expansion in staff after strengthening our commercial team in the latter half of 2023 in preparation for entering new markets. Conversely, research and development expenses fell by 12% owing to reduced personnel and scaled-back testing of prospective technologies. Moreover, general and administrative expenses decreased by 18% due to a reduction in personnel, a reduction in Stock Compensation and a reduction in legal and consulting spend compared to the same period in 2023. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers.

Loss from Operations

The loss from operations for the three months ended September 30, 2024 and 2023 was $1,920,280 and $2,970,977, respectively. The decrease in loss from operations was primarily the result of higher revenues recorded in the quarter related to the two high-speed RIPs for a passenger transit client accompanied by a planned reduction in expenses which resulted in an overall decrease in operating loss compared to the same quarter in 2023.

Other Income/Expense

Other income for the three months ended September 30, 2024, was $518,617 and $23,241 for the comparative period in 2023. The significant increase in other income is primarily due to a gain from the fair value adjustment of the warrant liability and gain on extinguishment of warrant liabilities resulting from the exercise of the warrants. There was no such transaction in 2023. Interest expense for the three months ended September 30, 2024, was $116,396 and $1,406 for the comparative period in 2023. The increase in interest expense is primarily due to the amortization of the debt discount on the $2.2 million note and the associated monthly interest expense in 2024; this note had not been entered into in 2023.

Net Loss

The net loss for the three months ended September 30, 2024 and 2023 was $1,401,663 and $2,947,736, respectively. The 53% decrease in net loss was mostly attributed to the increase in revenues as described above. Net loss per common share was $0.18 and $0.41 for the three months ended September 30, 2024 and 2023, respectively.

Comparison for the Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Nine Months Ended September 30,
	2024	2023

Revenues	$5,820,086	$5,945,270
Cost of revenues	5,020,919	4,940,173
Gross margin	799,167	1,005,097
Operating expenses	8,696,909	9,271,122
Loss from operations	(7,897,742)	(8,266,025)
Other income	539,599	185,206
Net loss	$(7,358,143)	$(8,080,819)

Revenues

	For the Nine Months Ended September 30,
	2024	2023	% Change
Revenues:
Technology systems	$2,221,310	$3,404,107	-35%
Services and consulting	3,598,776	2,541,163	42%
Total revenues	$5,820,086	$5,945,270	-2%

The decrease in overall revenues for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is primarily attributed to delays outside of the Company’s control with deployment of our two high-speed Railcar Inspection Portals, which are recorded in the technology systems portion of our business. Although these systems were largely ready for deployment in 2023, customer delays at the deployment site prevented installation even though these two high-speed Railcar Inspection Portals were deep into their production and manufacturing phases, which did not allow us to record the next phase of recognition. The Company was able to contract an equitable adjustment related to our two high-speed Railcar Inspection Portals project in the third quarter of 2024. This adjustment added $1.4 million to the contract’s total value, with a substantial portion recognized in the third quarter of 2024. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation later this year. Additionally, the Company continues to see opportunities for expansion of its programs with existing customers. In spite of the timing delays that continue to impact results, management remains confident in the long-term potential of the RIP product. The increase in the services portion of our revenues stems from the addition of new AI and subscription customers that were not present in the same quarter last year as well as increases in service contract revenue due to higher service contract prices. We also generated $505,982 in services and consulting revenue from power consulting work, which was new to this period. The Company expects growth with new revenue from existing customers, including services revenue as the result of new maintenance contracts being established on installations coming on-line during 2025. The Company anticipates revenue growth from new and existing customers related to the subscription offering starting in the back end of 2024 and into 2025. The Company also anticipates renewals of existing and backlog contracts and a shift to the next generation of technology systems which are currently being manufactured and expect to be completed during early 2025.

Cost of Revenues

	For the Nine Months Ended September 30,
	2024	2023	% Change
Cost of revenues:
Technology systems	$2,311,912	$3,723,151	-38%
Services and consulting	2,709,007	1,217,022	123%
Total cost of revenues	$5,020,919	$4,940,173	2%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems and support and maintenance of existing systems and software projects.

During the nine months ended September 30, 2024, the cost of revenues on technology systems decreased compared to the equivalent period in 2023. This reduction is primarily due to the Company continuing the production and manufacturing phase of our two high-speed Railcar Inspection Portals during the same period of 2023. By the third quarter of 2024, we are approaching the end of the manufacturing cycle and beginning preparations for field installation later in the year, and thereby contributing to the decrease in cost of revenues year-over-year related to technology systems. Additionally, the Company records certain fixed, operating and servicing costs for both technology systems and services and consulting. While we expect that macro-economic factors will continue to drive prices, the Company continues to manage its costs and, where possible, pass through increased costs to customers in the form of higher prices, although this is not assured. The cost of revenues for services and consulting increased in the nine months ended September 30, 2024, compared to the same period last year. This increase is primarily due to $1,021,190 in amortization expense of the intangible asset related to a nonmonetary transaction, which was not present in the corresponding period of 2023. The Company also generated $505,982 in services and consulting revenue from power consulting work, which was provided at cost, further increasing the cost of revenue for services and consulting, which was also not present in the corresponding period of 2023.

Gross Margin

	For the Nine Months Ended September 30,
	2024	2023	% Change

Revenues	$5,820,086	$5,945,270	-2%
Cost of revenues	5,020,919	4,940,173	2%
Gross margin	$799,167	$1,005,097	-21%

Gross margin decreased during the nine months ended September 30, 2024, as compared to the same period in 2023 largely in line with the decline in revenue. As noted above, the decrease in margin was a direct result of the timing of business activity related to the manufacturing of two high-speed, transit-focused Railcar Inspection Portals. Those same project revenues and subsequent margin contributions were not present during the first and second quarters of 2024. The Company also generated $505,982 in services and consulting revenue from power consulting work, which was provided at cost, further diluting the overall gross margin. These same project revenues and subsequent margin impacts were absent during the first nine months of 2023. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor into those comparisons and should be taken into account when analyzing those periods.

Operating Expenses

	For the Nine Months Ended September 30,
	2024	2023	% Change
Operating expenses:
Sales and marketing	$1,737,353	$962,040	81%
Research and development	1,168,752	1,392,692	-16%
General and administration	5,790,804	6,916,390	-16%
Total operating expenses	$8,696,909	$9,271,122	-6%

During the nine months ended September 30, 2024, the Company experienced a decrease in overall operating expenses compared to the same period in 2023. There was a significant uptick in sales and marketing costs, primarily due to an expansion in staff after strengthening our commercial team in the latter half of 2023 in preparation for entering new markets. Conversely, research and development expenses fell by 16% owing to reduced personnel and scaled-back testing of prospective technologies. Moreover, general and administrative expenses decreased by 16% due to a reduction in personnel and personnel related expenses as well as a decrease in consulting and legal expenses compared to the same period in 2023. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers.

Loss from Operations

The loss from operations for the nine months ended September 30, 2024 and 2023 was $7,897,742 and $8,266,025, respectively. The decrease in loss from operations was primarily the result of planned decreases in operating expenses, which offset the impact of lower revenues recorded in the period as a consequence of delays in going to field for the two high-speed RIPs for a passenger transit client.

Other Income/Expense

Other income for the nine months ended September 30, 2024, was $539,999 and $185,206 for the comparative period in 2023. The significant increase in other income is primarily due to a gain from the fair value adjustment of the warrant liability and gain on extinguishment of warrant liabilities resulting from the exercise of the warrants in 2024, whereas, in 2023, other income included the sale of assets relating to the Integrated Correctional Automation System (iCAS). Interest expense for the nine months ended September 30, 2024, was $117,991 and $5,816 for the comparative period in 2023. The increase is primarily due to the amortization of the debt discount on the $2.2 million note and the associated monthly interest expense in 2024; this note had not been entered into in 2023.

Net Loss

The net loss for the nine months ended September 30, 2024 and 2023 was $7,358,143 and $8,080,819, respectively. The 9% decrease in net loss was mostly attributed to the decrease in operating costs as described above. Net loss per common share was $0.98 and $1.12 for the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of September 30, 2024, the Company has a working capital deficit of $1,600,154 and the Company had a net loss of $7,358,143 for the nine months ended September 30, 2024.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(6,200,147)	$(5,637,072)
Net cash used in investing activities	(1,555,544)	(898,435)
Net cash provided by financing activities	5,959,962	8,681,331
Net (decrease) increase in cash	$(1,795,729)	$2,145,824

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $6,200,147 and $5,637,072, respectively. The increase in net cash used in operating activities for the nine months ended September 30, 2024, was the result of cash outflows to procure necessary materials and overall sales and marketing, general and administration expenses offset by cash inflows from milestone payments related to current projects.

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $1,555,544 and $898,435, respectively, representing an increase in the purchase of various fixed assets including our three edge data centers that are currently being manufactured to be deployed in the later half of 2024; the remainder includes the purchase of computer equipment and product and software development and disbursements for patent costs.

Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 was $5,959,962 and $8,681,331, respectively. Cash flows provided by financing activities during the first nine months of 2024 were primarily attributable to gross proceeds of approximately $2,995,002 from issuances of Series D and Series E Convertible Preferred Stock, along with a combined total of $1,096,532 in proceeds from the issuance of common stock via warrant exercises of $899,521 and our At-The-Market (ATM) offering program for proceeds of $197,011. Cash flows from financing activities during the first nine months of 2023 were primarily attributable to the issuance of Series E and Series F Convertible Preferred Stock for $9,000,000 of gross proceeds offset by repayments of certain loans related to financing of insurance costs.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $7,358,143 for the nine months ended September 30, 2024. During the same period, cash used in operating activities was $6,200,147. The working capital deficit and accumulated deficit as of September 30, 2024, were $1,600,154 and $70,961,695, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to underwritten offerings and private placements which were completed during 2022, 2023, and now the first, second, and third quarters of 2024 as well.

As previously noted, the Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Preferred Stock. Additionally, in the first and second quarters of 2024, the Company raised gross proceeds of $2,995,000 from the issuance of a combination of Series D and E Preferred Stock (See Note 6). Additionally, during the second quarter of 2024 the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (the “Sales Agent” or “ACM”) relating to the sale of our common stock, pursuant to the prospectus dated May 17, 2024. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock bearing an aggregate offering price of up to $7,500,000 from time to time through or to ACM, acting as an agent or principal.

ATM sales commenced in the second quarter, and from June through October, the Company has sold an average of $125,000 per month in Common Stock through the facility and we anticipate this monthly amount to continue over the next twelve months.

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

In addition, management has been taking and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities across all three lines of business that are likely to bear results in the relatively short term. The Company believes that, as described above, it will have sufficient sources of working capital to meet its obligations over the following twelve months. In the last twelve months the Company has experienced relatively steady contracted backlog as well as seen positive signs from new commercial engagements that indicate improvements in future commercial opportunities for both one-time capital and recurring services revenues.

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

The Company generates revenue from four sources:

1. Technology Systems

2. AI Technologies

3. Technical Support

4. Consulting Services

Critical estimates relating to revenue recognition include the estimates of cost to complete projects which are utilized in the computation of percentage of completion.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Plans

During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description

3.12*

Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.12 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2024).

4.1*	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2024).
10.1*	Form of Secured Promissory Note (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2024).
10.2*	Form of Security Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2024).
10.3*	Form of Guaranty (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2024).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: November 19, 2024	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: November 19, 2024	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

