Form 10-K
period 2024-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2025-03-31
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on June 30, 2024, was $13,499,680. As of March 28, 2025, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 11,524,545.

Documents Incorporated by Reference: Portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 22, 2025 are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

 DUOS TECHNOLOGIES GROUP, INC.

2024 FORM 10-K ANNUAL REPORT

i

 FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding our business plans, the ability to raise working capital and expectations as to market acceptance of our products. Forward-looking statements involve risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern, our ability to generate sufficient cash to continue and expand operations, the competitive environment generally and in our specific market areas, changes in technology, the availability of and the terms of financing, changes in costs and availability of goods and services, economic conditions in general and in our specific market areas, changes in federal, state and/or local government laws and regulations potentially affecting the use of our technology, changes in operating strategy or development plans and the ability to attract and retain qualified personnel. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions may prove to be incorrect. Our actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report, except as may be required by law.

ii

 PART I

Item 1. Business.

Our Corporate History

Information Systems Associates, Inc. (“ISA”) was incorporated in Florida on May 31, 1994. Our original business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech™”) for the purposes of executing a merger between the two organizations (also known as a “reverse triangular merger”). Incorporated under the laws of Florida on November 30, 1990, duostech™ operated in various industry segments, specializing in the design, development and deployment of proprietary technology applications and turn-key engineered systems. This transaction was completed on April 1, 2015, whereby duostech™ became a wholly owned subsidiary of ISA. After the merger was completed, ISA changed its corporate name to Duos Technologies Group, Inc. (“Duos” or “the Company”). During 2024, the Company began a major expansion into new markets, leveraging the developments previously undertaken and the experience of its management team. Still headquartered in Jacksonville, Florida, Duos now manages three, wholly owned subsidiaries, duostech™, Duos Edge AI Inc., (“Duos Edge”) and Duos Energy Corporation (“Duos Energy”). In its current operations it now employs approximately 84 people in management, operations, engineering, software development, customer support and project implementation and management across three major market segments including rail technology deployment, Data Center co-location facilities and behind the meter electrical power provision. Duos also continues to operate as a technology company which designs, develops, deploys and operates intelligent technology solutions with a focus on software applications and artificial intelligence (“AI”) in addition to large project, consulting, implementation and asset management. The Company has a strong and growing portfolio of intellectual property including significant patent awards in the areas of railcar scanning technology for the identification of defects. The Company’s headquarters are located at 7660 Centurion Parkway, Suite 100, Jacksonville, Florida 32256 and main telephone number is (904) 296-2807.

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

In 2024, the Company’s management team determined that it would be in the best interests of the Company and its shareholders to leverage the skills and expertise that have been built up since 2021 to expand into complimentary and naturally adjacent markets. Duos will continue to develop industry solutions for its target markets addressing rail, trucking, aviation and other vehicle-based processes. In addition, the Company elected to develop new offerings based on its existing technology and formed a new subsidiary in July 2024, Duos Edge AI. The objective of this new subsidiary is to market a special part of the Railcar Inspection Portal (“RIP”) for the provision of high-speed and function processing of data and applications with a focus on reducing latency in response times to end-users. Duos has many years of experience via its expert staff in bringing these types of capabilities to remote locations, also known as “the edge”. Edge processing can be an extremely efficient and lower cost alternative to traditional data centers. The strategy for Duos Edge is to serve rural communities, also known as Tier 3 and 4 markets, and install Edge data centers in these locations thereby providing access to high-speed communications and advanced processing capabilities as a substitute for solutions where large amounts of data are “backhauled” using “the Cloud”. Duos developed these capabilities as an adjunct to its RIP offerings due to the need for fast results (less than 60 seconds) in identifying defects and maintenance issues on moving railcars.

As Duos’ initial offering, the RIP provides both freight and transit railroad customers and select government agencies the ability to conduct fully remote railcar inspections of trains while they are moving at full speed. The RIP utilizes a variety of sophisticated optical, laser and speed sensors to scan each passing railcar to create a high-resolution image-set of the top, sides and undercarriage. These images are then processed with our edge data center using artificial intelligence (AI) algorithms to identify safety and security defects on each railcar. The algorithms are developed in conjunction with industrial application experts, in this case resident Railcar Mechanical Engineers, to provide specific guidance in the analysis (“human in the loop”). Within seconds of the railcar passing through the RIP, a detailed report is sent to the customer where they are able to take action on identified issues. This solution has the potential to transform the railroad industry immediately increasing safety, improving efficiency and reducing costs. The Company has already deployed this system with several Class 1 railroads and anticipates an increased demand from transit and other railroad customers along with selected government agencies that operate and/or manage rail traffic. The Company has deployed RIPs in Canada, Mexico and the United States and anticipates expanding this solution into Europe, Asia and the Middle East in coming years.

Duos has been successful in patenting much of its technology and specifically for the rail industry offerings. Key patents include:

•	Use of Artificial Intelligence (“AI”) to detect defects in trains and method to use. (US 11,891,098 B1)
•	Device to Capture High Resolution Images of a train as it passes through an inspection portal (US 11,974,035 B1)
•	Device to Capture High Resolution Images of the undercarriage of a freight car (US 12,188,846 B2)

These three recent patents, in conjunction with 8 other patents, put Duos in a dominant position for this type of scanning technology (also known as “Wayside Technology”) and the Company expects to both deploy systems and, where appropriate, license to users or manufacturers. The Company has previously notified certain third parties of the existence of these patents to secure its rights in regard to this intellectual property.

The Company has also developed the Automated Logistics Information System (ALIS) which can automate gatehouse operations where transport trucks enter and exit large logistics and intermodal facilities. This solution incorporates a similar set of sensors, data processing and artificial intelligence to streamline the customer’s logistics transactions and tracking and can also automate the security and safety inspection if called for. The Company has previously deployed this system with one large North American retailer. While Duos originally anticipated increased demand from other large retailers, railroad intermodal operators and select government agencies that manage logistics and border crossing points, the Company has been resource constrained to effectively market this offering. However, the Company continues to perform research and development in evaluating other solutions for moving vehicles including aircraft, which could provide similar benefits in terms of safety and efficiency for required inspections as part of an operations process. The Company will continue to evaluate its resource commitments in future years in conjunction with the expected growth in revenues and cash flow to support additional investments in these areas.

Also in late 2024, Duos formed a third subsidiary, Duos Energy Corporation (“Duos Energy”) with the express purpose of providing consulting services and solutions for the rapidly growing demand for electrical power outside of traditional utilities. As an outgrowth of its new Edge Data Center subsidiary, and the current expert staff on-hand, Duos has engaged with multiple third parties to act in a consulting and asset management capacity whereby Duos staff will be engaged directly to supply this type of power solutions for multiple uses including for large data centers supporting AI “hyperscalers”. In late 2024, Duos also engaged with Fortress Investment Group (“FIG”) to assist in FIG’s purchase of approximately 850 Mega Watts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation (“balance of plant”), certain trademarks and domain names and certain contracts. In late November, Sawgrass Buyer, LLC (“Sawgrass”), an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively “APR”). From 2018 to 2020, Chuck Ferry was formerly the CEO of APR. The transaction closed on December 31, 2024. At Closing, Sawgrass entered into an Asset Management Agreement (“AMA”) with Duos under which a substantial portion of Duos staff and some members of the management team (including Mr. Ferry), would oversee operations of Sawgrass. The AMA term is up to two years and is expected to generate approximately $42 million in revenue for Duos over that period. At Closing, Duos also took a 5% ownership stake in Sawgrass APR Holdings LLC, the ultimate parent company of Sawgrass. Subsequent to Closing, Sawgrass changed its name to New APR Energy, LLC (“New APR”).

Under the terms of the AMA, Duos staff will conduct all operations for commercial engagement, planning and project management, installation and operations of the New APR assets. The new entity will share certain management functions with Duos including the CEO, COO, Chief Commercial Officer and General Counsel and other services will be provided by Duos in a combination of direct staffing with specific experience in the power generation industry and other functions as necessary via a “shared services” agreement. New APR over time will develop its own accounting and administrative functions. There are significant synergies between Duos and New APR, particularly in the areas of Data Center power generation and related business development.

Intelligent Technologies

Duos has developed two proprietary solutions that continue to form the basis for the operations of our data capture, user interface software and artificial intelligence based analytics. centraco® is an Enterprise Information Management Software platform that consolidates data and events from multiple sources into a unified and distributive user interface. Customized to the end user’s Concept of Operations (CONOPS), it provides improved situational awareness and data visualization for operational objectives compared to traditional manual inspections. truevue360™ is our fully integrated platform that we utilize to develop and deploy Artificial Intelligence (AI) algorithms, including Machine Learning, Computer Vision, Object Detection and Deep Neural Network-based processing for real-time applications.

These same Artificial Intelligence applications are creating other opportunities for the Company to provide revenue producing solutions with potentially high market adoption.

In 2021, the Company ended support of its IT Asset Management (ITAM) solution which cataloged results for data center asset inventory and audit services. We are now using our current operations experience within “edge data centers” (as deployed for our Railcar Inspection Portal) to drive additional revenues within other markets requiring this type of solution. As previously discussed, the formation of a new subsidiary, Duos Edge focuses on this rapidly growing market, and is well suited to contribute to the growth of the Company’s revenues and predicted future profitability.

In the last quarter of 2022, the Company elected not to renew a support contract for its Integrated Correctional Automation System (iCAS) for one customer. The Company subsequently sold its iCAS assets to a buyer during the second quarter of 2023 for $165,000 via a convertible note. Our current CFO is a related party of the buyer as their non-Executive Chairman.

The year 2024 was a transformative year for Duos with the addition of two new subsidiaries addressing the adjunct Edge Data Center market and the power generation market, utilizing much of the skills and expertise inherent in the staff that has been built up in the past 24 months. All three businesses made significant progress during 2024 including:

•	Execution of a long-term agreement with a major Class 1 railroad for the support of the “subscription” based offering, giving access to data and images by a much broader target market including Class 1 railroads, railcar owners and lessors, and short-line railroads.

•	Development of a modular “RIP” allowing the capability of much greater customization of desired images and an overall lower cost to potential purchasers.

•	Sales of customized RIPs to industrial companies where specialized applications or routes demand a bespoke solution.

•	Entrance into the market for edge computing by targeting key opportunities within the Tier 3 and 4 markets for education and supplying specialized data centers to serve those markets in conjunction with providing computing and telecommunications capacity to commercial customers outside of the rail industry.

•	Offering consulting, asset management including full organizational implementation and support, with operational capabilities for the power generation market focusing on data center operations

Operating Subsidiaries

duostech™

The Company is currently as of the date of this report operating in three distinct but related segments. These newer businesses are in early stages of development and have generated no revenue through December 31, 2024. Accordingly, for purposes of segment reporting under ASC 280, the Company has determined that it operates in a single reportable segment, as the Chief Operating Decision Maker currently evaluates financial performance and allocates resources on a consolidated basis. The Company markets itself collectively under the Duostech™ brand name, which broadly covers the Company’s commercial activities within a wide range of technology deployments from sophisticated moving vehicle analysis using machine vision and AI to deployment of specialized data centers and operational deployment of alternatives to grid power through its relationship with New APR.

Duos Technologies, Inc.

Duos Technologies, until recently, was our sole operating entity and is currently being led by our Chief Technology Officer. Its mission is to develop leading edge technologies as Duos has done since its inception. It consists of a dedicated team of developers focused on creating solutions for the transportation industry and has spent much of the past five years focused on building the premier offering for large rail operators. It has been successful in securing 11 patents that cover much of the “best in class” wayside technology offerings.

Railcar Inspection Portal (rip®)

The RIP is our premier offering for the scanning and analysis of railcars while they are in motion. Federal regulations require each railcar/train to be inspected for mechanical defects prior to leaving a rail yard. Founded in 1934, the Association of American Railroads (AAR) is responsible for setting the standards for the safety and productivity of the U.S./North American freight rail industry, and by extension, has established the inspection parameters for the rail industry’s rolling stock. Also known as the “Why Made” codes, the AAR established approximately 110 inspection points under its guidelines for mechanical inspections.

Under current practice, inspections are conducted manually, a very labor intensive and inefficient process that only covers a select number of inspection points and can take several hours per train. Our RIP reduces this inspection to minutes while the train is moving at speed, improving safety, reducing dwell time and optimizing maintenance.

Our system combines high-definition image and data capture technologies with our AI-based analytics applications that are typically installed on active tracks located between two rail yards. We inspect railcars traveling through our inspection portal at speeds of up to 70 mph for freight and up to 125 mph for high-speed transit and report mechanical anomalies detected by our system to the inbound train yard, well ahead of the train entering the yard.

Currently, three Class 1 railroads and several transit and international railroads use have deployed RIP with one of those railroads broadly deploying the technology across its network.

The Company continues to expand its detection capabilities through the development and integration of additional sensor technologies to include laser, infrared, thermal, sound and signal detection to process AI-based analytics of inspection points. Currently the Company has a high-reliability catalog of over 53 proprietary artificial intelligence algorithms which can be integrated into the RIP to enhance mechanical anomalies detections. These detections support railroads in the active maintenance and overall safety of their railcar fleet and networks.

Railcar Inspection Portal (RIP) Business Overview and 2024 Technical Advancements

Over the past year, we transformed our technical solutions, redefined our business model, and reimagined the way we work. Through continued investment in research and development we have fortified and further commercialized our existing product offerings. We have made them more scalable and rolled out features and capabilities that speak directly to customer value. We have reached new markets and restructured how we promote, sell, and get paid.

As part of our continued focus on innovation and operational efficiency, we have made significant strides in the following technical areas:

System Modularity – Adapting to Customer Needs

Historically, our RIP was delivered as a comprehensive, standardized system. In 2024, we shifted towards a modular design approach, enabling customers to tailor RIP deployments to their specific operational and regulatory requirements. This modularity allows for easier integration, reduced installation time, and optimized cost-efficiency, as customers can now select only the Acquisition Modules (perspectives) they require. Whether a customer needs undercarriage railcar imaging only or a full 360-degree all-around view, our new modular approach ensures that RIP solutions are adaptable to various industry needs.

Moreover, this modularity is reflected in how we promote and get paid for the RIP. Instead of a single, overarching software license, each Acquisition Module (formerly called a “perspective”) is now licensed separately under an annual software subscription model. This shift allows customers to pay only for the specific modules they require, making the system more flexible and scalable while increasing long-term revenue generation. Additionally, we have eliminated licensing fees for "Centraco", our system’s central UI, ensuring seamless adoption and usability across deployments. By moving to a per-module software licensing model, we have created a more flexible, scalable revenue structure that aligns pricing with value, while also enabling us to capture greater recurring revenue from customers as they expand their use of the system over time.

RIP-as-a-Service – A New Business Model for Scalability

In 2024, we introduced RIP-as-a-Service, offering a flexible deployment and pricing model that lowers the barrier to entry for shippers, manufacturers, short-line railroads, and other industry stakeholders. RIP-as-a-Service leverages the existing infrastructure of our RIP systems that are already deployed on Class 1 customer railroads. This innovative Software-as-a-Service (SaaS) model goes beyond simply utilizing the hardware, by unlocking the wealth of safety and mechanical condition data it generates.

This data is invaluable to a wide range of stakeholders in the rail industry. Railcar owners and operators can gain real-time insights into the health of their fleets, allowing for proactive maintenance and reduced downtime. Shippers can track the condition of their cargo throughout its journey, ensuring safe and timely delivery. Railcar manufacturers can identify potential design flaws or recurring issues through in-field data, improving future models.

In addition to enabling Duos Technologies to approach a wider market, the RIP-as-a-Service offering aligns with the broader industry trend toward cloud-based and service-oriented solutions, making our technology more accessible while ensuring long-term customer retention and recurring revenue growth.

Laser Illumination – Enhanced Visibility & Inspection Accuracy

One of the most significant technological advancements in 2024 has been our near completion of Laser Illumination technology for railcar inspections. Traditional lighting methods presented challenges in harsh environmental conditions, such as low-light environments, extreme weather, and high-speed rail traffic.

By designing and integrating high-intensity, precision laser illumination, we have improved image quality and clarity, ensuring high-resolution data capture even in adverse conditions. In addition, we greatly enhanced system durability, as laser technology requires less maintenance and offers longer operational lifespans compared to traditional lighting solutions. Finally, replacing LED-based lighting with laser field illumination is expected to result in a 60-70% reduction in hardware cost, allowing for greater margins.

Advanced Notifications – Real-Time Intelligence for Operators

In 2024, we enhanced our notification and alerting system to deliver real-time actionable insights and alarms to rail operators and railcar maintenance teams. Leveraging AI-driven analytics and deep integration with customer workflows, our Advanced Notifications feature real-time and close-to-real time alerts on critical railcar defects, ensuring rapid response and minimized downtime. Utilizing the enhanced notification features along with the RIP’s comprehensive API (Application Programming Interface), customers have the ability to integrate alerts and alarms with customer-owned and third party systems. This capability is particularly useful for integrating with railroad dispatch systems which can be configured to allow critical real-time alerts to be immediately sent to the locomotive operator.

AI-Powered Self-Diagnostics – Maximizing System Uptime

One of the most groundbreaking advancements in 2024 has been the development and deployment of AI-powered self-diagnostics across our RIP platforms. This new capability allows our systems to monitor their own health in real time, detect anomalies, and allow support personnel to proactively address potential issues before they escalate. With this newly developed technology, we are taking advantage of information we already acquire to help determine if processes are running according to expectations and within pre-determined operational parameters. For example, several purpose-built AI models are used to inspect a sampling of images from each train scan. These AI models collectively evaluate and analyze a number of factors, such as camera operation, camera focus and quality of illuminations. The system then generates a report back to the NOC (Network Operations Center) alerting operators to current system conditions.

Because the analysis is being performed after each and every train scan, the information is always timely and up to date. Moreover, the comprehensive and detailed content of the information significantly decreases the time spent manually troubleshooting abnormal system conditions, allowing personnel to more quickly take action to address the situation, often times before the customer is aware of the issue.

More than traditional remote diagnostics capabilities, AI-driven self-diagnostics enables our customers to experience greater system reliability and enhanced operational efficiency, while potentially decreasing the overall workload and effort for our support personnel.

Duos Edge’s mission is to bring advanced technology to underserved communities, particularly in education, healthcare, and rural industries, by deploying high-powered edge computing solutions that minimize latency and optimize performance. Duos Edge specializes in high-function Edge Data Center (“EDC”) solutions tailored to meet evolving needs in any environment. By focusing on providing scalable IT resources that seamlessly integrate with existing infrastructure, its solutions expand capabilities at the network edge, ensuring data uptime onsite services. With the ability to provide 100 kW+ per cabinet, rapid 90-day deployment, and continuous 24/7 data services, Duos Edge aims to position its edge data centers within 12 miles of end users or devices, significantly closer than traditional data centers. This approach enables timely processing of massive amounts of data for applications requiring real-time response and supporting current and future technologies without large capital investments.

Duos Energy plans to build, own and operate efficient and environmentally friendly U.S. energy projects to support Edge Data Centers and industries where power grid capacity is struggling to keep up with demand. Beyond data centers, Duos Energy’s offerings extend to industrial clients in sectors such as manufacturing, oil and gas, mining, and microgrids. The Company’s rapid response power plants are designed to meet urgent demands, particularly in emergency scenarios, underscoring its commitment to providing reliable and flexible energy solutions.

New APR Energy

New APR, as of December 31, 2024, owns 850 Mega Watts of power generation assets in the form of 30 mobile gas-powered turbine generators and related equipment to construct power plants and operate the turbines that were acquired from Atlas Corp. and APR and its affiliates, along with certain trademarks, domain names and contracts. New APR’s majority owner is FIG; Duos has a 5% non-voting equity interest in New APR’s ultimate parent. Duos’ equity interest has an initial value of approximately $7.2 million. The transaction closed on December 31, 2024. In connection with the transaction, and the deployment and management of New APR’s generation assets, Duos negotiated the AMA that became effective on January 1, 2025. The AMA is expected to be in place for 24 months and is expected to generate $42 million in revenue for Duos during that period. The AMA also has provisions for extensions. There are significant synergies between Duos and New APR, particularly in the areas of Data Center power generation and related business development.

Markets

Market Expansion

In 2024, the Company set in place a strategy, in concert with the Board of Directors, to expand its target markets beyond the provision of scanning technology for moving vehicles. The decision was taken to facilitate a faster growth path to profitability and positive free cash flow. After careful consideration, it was determined that the overall response to the Company’s offerings in the rail technology sector was overwhelmingly positive but the market may take more years to fully adopt and the Company needed to factor the amount of capital that might be necessary to achieve significant market penetration. It was therefore determined that the Company should use its existing technologies and highly skilled resources to enter markets where the growth path was more defined. This approach fell into two distinct areas:

1.	Adapt some of the technology and processes for high-speed, localized, data processing for the fast-growing demand in data centers to support AI and other compute intensive applications that were already in place for the RIP.
2.	Utilize the existing management, operations and engineering skills that were already in place in the Company to enter the fast growing market for “behind the meter” electrical power.

This approach was formally adopted by the Company in May 2024, and led to the formation of two new subsidiaries; Duos Edge AI (“Duos Edge”) and Duos Energy Corporation (“Duos Energy”). By the end of 2024, both subsidiaries were operating and in position to secure additional revenue streams starting in 2025.

Edge Computing

The market for edge data centers is experiencing significant growth both in the United States and internationally, driven by the increasing demand for faster data processing, lower latency, and support for emerging technologies like 5G, IoT, and AI. Although not an explicit market target for Duos in the past, in fact, the Company has wide ranging and extensive experience in the provision of Edge Computing through its RIPs of which 13 are in operation across North America today with two more under construction on the Northeast US rail corridor. Each of these RIPs has a full edge data center provisioned complete with the infrastructure (racks, air handling and conditioning, electrical power and security) capable of providing the high-speed information processing “at the edge”, necessary to provide the Duos customers access to the data in under 60 seconds, something that would not be possible by operating via the cloud into a more traditional data center.

Duos is taking advantage of its many years of operational experience to expand its offerings into key markets requiring localized, high-speed processing.

United States Market

The edge data center market in the United States is projected to grow substantially, according to Grand View Research. In 2023, the market generated revenues of approximately $2.56 billion and is expected to reach around $8.34 billion by 2030, with a compound annual growth rate (CAGR) of 18.4% from 2024 to 2030. This growth is fueled by the need for localized data processing to support applications in IT and telecom, BFSI (banking, financial services, and insurance), healthcare, manufacturing, and other sectors. Specifically, Duos is initially focused on partnering with rural communities (Tier 3 and 4 markets) and provisioning Edge Data Centers in these markets for access by both the local governments and distributed processing requirements for commercial clients who are expected to rent space within Duos Edge data centers. Duos ended 2024 with six Edge data centers that were in the process of being installed and prepared for operations.

International Market

There are currently no plans to expand Duos Edge internationally but the Company will look at opportunities if and as they arise. Globally, the edge data center market was valued at $9.30 billion in 2022 and is expected to grow to $41.60 billion by 2030, exhibiting a CAGR of 20.9% during the forecast period according to Fortune Magazine “Insights”. Key regions driving this growth include North America outside of the US, Europe, Asia-Pacific, Latin America, and the Middle East & Africa. The market is particularly strong in countries like China, Japan, Germany, and Canada.

Key Drivers and Trends

The following factors are the key drivers behind the anticipated growth in this market including:

•	5G and IoT Proliferation: The rollout of 5G networks and the expansion of IoT devices are major drivers, as they require edge data centers to handle the increased data traffic and provide low-latency processing.
•	AI and Machine Learning: The integration of AI and machine learning technologies is expected to further boost the demand for edge data centers, as these applications often require real-time data processing.
•	E-commerce and OTT Services: The growth of e-commerce platforms and over-the-top (OTT) streaming services is also contributing to the demand for edge data centers to ensure faster content delivery and improved user experiences.
•	Government Initiatives: Various government initiatives to enhance digital infrastructure and attract investments in smaller data centers are supporting market growth.

Despite the promising growth, the market faces challenges such as high initial investment costs, data security concerns, and the need for skilled professionals to manage and maintain edge data centers. Duos believes that it addresses each of these areas, giving it advantages in the deployment and provisioning of Edge Data Centers. For example, due to the long-term nature of financial engagements for leasing rack space, Duos has been successful in attracting initial funding for its first six edge data centers and expects to be successful in attracting additional capital for expansion. In addition, the Company’s long experience in providing this functionality as part of a RIP leads management to believe that it has the ability to address the other challenges and serve as a key differentiator against other competitors.

Overall, the edge data center market is poised for robust growth, driven by technological advancements and the increasing need for efficient data processing closer to end-users.

Electrical Power Provision

The market for "behind the meter" (BTM) electrical power solutions is growing rapidly, especially for data centers and other energy-intensive operations. BTM systems allow facilities to generate their own power on-site or near-site, reducing reliance on the grid and enhancing energy resilience. Although Duos does not directly own power generation facilities, its management and a considerable number of its staff have wide ranging experience in deploying this type of solution in a rapid manner where collectively, the staff has installed and operated over 30 different installations in the past 10 years. In addition, the AMA has significantly advanced Duos shareholder value. This increase in value is expected to be accomplished in the next several years by the following Key Drivers:

•	Rising Energy Demands: Data centers are experiencing soaring energy demand due to the increasing use of AI, cloud services, and IoT.
•	Grid Challenges: Obtaining sufficient power from the grid can be challenging due to lengthy interconnection processes and infrastructure limitations.
•	Sustainability Goals: There is a strong push towards renewable energy sources to meet sustainability targets. Duos key personnel are able to integrate renewable energy sources with thermal solutions where natural gas is the cleanest source of thermal energy for the current time.

There are a number of key benefits for the use of BTM solutions:

•	Cost Savings: By generating power on-site, data centers can reduce energy costs and avoid peak demand charges.
•	Faster startup for new operations where new installations are delayed by years due to lack of available grid power.
•	Flexibility allowing the deployment to certain regions where the costs of operations may be lower.
•	Resilience in that BTM systems provide a reliable power supply, crucial for operations that require high availability.
•	Environmental Impact using the ability to utilize renewable energy sources like solar or wind in conjunction with thermal operations.

Market Outlook

According to datacenterknowledge.com and powermag.com, all of the drivers and benefits cited above will drive the BTM energy market growth over the next several years. The market is expected to grow as more data centers and other facilities adopt these solutions to meet their energy needs sustainably and efficiently. This trend is driven by the need for reliable power, cost efficiency, and environmental responsibility.

In-motion Vehicle Inspection

We believe the opportunity for our RIP business is substantial and continues to be a priority along with our investments and activities in the new markets recently entered. We are currently engaged with the RIP solution with three of seven Class 1 railroad operators with 13 systems already deployed across the North American rail network. Because of our early leadership position, we have been able to accumulate experience and intellectual property that we believe would be time-consuming and expensive for a new competitor to replicate. In particular, we have expanded our IP portfolio by the addition of 3 new patents in 2024 alone, with the total number of patents now at 11. Furthermore, we believe we have the ability to upgrade and scale our solutions with additional technologies in the future. We believe that the current market for our technologies is substantial. At the same time, we recognize that the technology life cycle is fast and evolving. Potential competitors are moving into this sector, and some Class 1 railroads are developing their own solutions that could limit our total addressable market.

In late 2022, the Company announced it will pursue a subscription platform for the RIPs and in 2024, the Company entered a long-term agreement with CN Railways for the management of seven Duos RIPs owned by them in exchange for full data access to be used for marketing subscription data to approximately 3,000 railcar owners and lessors. Under this new model, the Company may also build, own and operate its RIP product and offer the data access for each portal to potential customers. This expansion of the RIP offering would potentially open up the addressable market to other potential users of the data or even the provision of customized solutions for industrial owners of railcar operations such as the petrochemical industry. While this shift could increase the pool of potential customers by lowering the entry point for the RIP and potentially reshape the Company’s working capital needs to invest in the construction of a RIP ahead of customer revenue inflows, the Company is still evaluating the potential market for this offering. The Company continues to explore this expansion on the long-term effects it may have on future cash flows, and remains in discussions with a number of potential customers.

Another market we continue to explore is using our technologies for the scanning and management of other moving vehicles including trucks, buses and potentially aircraft. Potential customers include commercial retail logistics and intermodal operators, Class 1 rail intermodal operators that are moving large amounts of automobiles, and U.S. Government agencies such as the Department of Defense and the Department of Homeland Security. Although we have previously identified over 900 lanes of traffic within nearly 300 facilities as potential business opportunities in the near-term, we are not actively pursuing this at this time, but rather deploying our resources to the new markets described above. We continue limited R&D operations in these areas however and have filed a number of patents for consideration.

Patents and Trademarks

The Company owns a number of patents and trademarks for our technology solutions. We protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with all of our employees and contractors, and confidentiality agreements with third parties. We also actively engage in monitoring activities with respect to infringing uses of our intellectual property by third parties.

Specific Areas of Competition

One of our primary commercial goals is to develop innovative technology solutions and target potential “greenfield” market spaces in order to maximize our business footprint and give us the ability to help define the market parameters for the future. More recently, we have expanded our operations into two additional markets as described previously. We now operate in 3 distinct markets, in some cases using related technologies from our different solutions. For example, the Duos Edge installs and operates Edge data centers that are similar to the RIP Edge Data Centers. Some power solutions will be related to fast or temporary power provided for our RIPs or EDCs. Nonetheless, competitors are unique to each market and are described below as they relate to those market segments.

Duostech Railcar Inspection Portal

Companies that participate in the visual and optical (laser) based railcar inspection systems market include Wabtec (Beena Vision), Ensco (KLD Labs), WID, IEM, and Camlin Rail. Some Class 1 railroads have stated that they are developing “in-house” solutions. We believe that Duos has a significant competitive advantage in that we have multiple years of deployment experience, have access to millions of images where our RIP has performed scans with AI analysis and in-house industry expertise to train our systems and make identification of common problems more automated. We believe that some of the Class 1 railroads are deploying platforms for the development of AI algorithms, specifically with Cogniac which could be construed as competitive with Duos developed Algorithms. In evaluating the performance of these algorithms and based on reports from our customers, we believe they are having limited success with these self-developed algorithms. While we expect to cooperate with our customers as necessary, we will reserve the right to refuse such cooperation where we believe that a particular vendor or technology supplier may be violating our intellectual property. At this time we are investigating at least three such potential conflicts and have notified each party of potential infringements.

While we have indicated previously that our Automated Logistics Information System (ALIS) also represents an opportunity to expand into a mature market that we believe has a significant technology gap we are not aggressively pursuing this market at the present time.  While most facilities, such as distribution centers, that process commercial trucks in and out have sophisticated software management applications for logistics control, they have most often not implemented an advanced gatehouse automation solution. Historically, this category was referred to as “Automated Gate Systems” or AGS.  The purpose of AGS technology is to streamline entry in and exit out of facilities.  The marketplace for this was mostly seaports and intermodal transfer facilities and was relatively expensive technology to deploy. We will continue to review opportunities in this market if they arise.

Duos Edge AI Datacenters

The edge data center market is highly competitive, and according to datamation, encora advisors and Polaris market research there are several key players leading the industry. The following companies are acknowledged to be participants in this market:

•	American Tower is known for leveraging its extensive telecommunications infrastructure to establish edge data centers quickly and efficiently.
•	EdgeConneX specializes in providing customizable and scalable edge data centers, focusing on reducing latency and improving data processing speed.
•	Cloudflare offers edge computing solutions that enhance connectivity and performance, particularly for web applications and content delivery.
•	Switch is known for its innovative transportable edge data pods, which provide flexibility and rapid deployment.
•	AWS (Amazon Web Services) provides a comprehensive suite of cloud services, including edge services that allow users to deploy APIs and tools closer to their endpoints.

Each of these companies is considered to be at the forefront of the edge data center market, driving innovation and meeting the growing demand for low-latency, high-performance data processing.

Duos Edge AI is a recent entrant to the market although it has been engaged in the provision of high-performance local processing for more than 10 years through the provision of EDCs connected with its RIP technology. Duos Edge AI differs from the competitors above in the following ways:

1.	Focus on certain markets (rural, local government and industry also known as “Tier 3 and 4 markets”).
2.	Specialization via adaptive, versatile, and streamlined edge data center solutions tailored to meet evolving needs in various environments.
3.	Partnerships by working with industry participants. For example, it recently partnered with Accu-Tech to accelerate the deployment of edge computing infrastructure across the U.S., targeting underserved markets such as regional school districts in largely rural states such as Texas.
4.	Technological Edge, emphasizing machine vision and artificial intelligence to enhance data processing and analysis such as it has done previously with its Railcar Inspection Portal
5.	Management expertise where the leader of that business is a 30-year industry veteran with extensive connections to large industry players and backed by extensive operational experience through the Duos operations team.
6.	Access to significant inventory of mobile power solutions for backup or even primary power.

Duos Energy Corp Services

Duos Energy Corporation primarily services the AMA and as such does not have direct competitors. Duos Energy started operations in late 2024 and will be extensively engaged in support operations for New APR in 2025 and 2026 in conjunction with the AMA. New APR shares some management and operational personnel with Duos and is engaged in commercial activities to quickly deploy available power assets.

The availability of these assets is a significant competitive advantage to Duos Edge AI in their growth of the data center business and related opportunities. While competition exists in these markets, the current high demand for power and lack of available assets puts APR Energy and (indirectly) Duos in a significant position of competitive advantage.

Our Growth Strategy

Vision

The Company designs, develops, deploys and operates in three distinct but related market segments and deploys intelligent technology solutions in support of the fast growing demand for efficient data centers, power solutions for immediate implementation of those data centers where grid power is not immediately available as well as for its original product set for inspecting and evaluating moving objects. The technology application focus has expanded beyond the traditional rail and intermodal markets and into the world of high-speed data access, low latency communications as well as offering imaging-based automatic inspection and analysis for process.

Objectives

The Company has set itself the following objectives to support this vision:

•	Significantly grow our revenue for 2025 and beyond by engaging in additional markets for data center deployment and associated power delivery.

•	Achieve breakeven and profitability in 2025 by rationalizing our operating costs over a larger revenue base.

•	Form strategic partnerships that improve market access and credibility.

•	Improve policy, processes, and toolsets to become a viable platform for internal growth and for mergers and acquisitions.

•	Thoughtfully execute mergers and acquisitions to expand offerings and/or capabilities.

•	Promote a performance-based workforce where employees enjoy their work and are incentivized to excel and innovate.

Organic Growth

Our organic growth strategy is to generate significant new business for the Company directly through its new subsidiaries and indirectly through its AMA. We will continue our focus and prioritization in the rail, logistics and intermodal market space but intend to drive efficiencies in the personnel resources allocated to that line of business through utilization of key staff in other areas. In this regard, the Company has made significant changes in the senior management team to include a new divisional President, who joined the Company in July 2024 as the senior leader of our new subsidiary Duos Edge AI and has more than 30 years of experience successfully leading start-up ventures in the data center industry. In addition, the appointment of our CEO as the Executive Chairman and CEO of New APR brings Duos leadership to that organization. The team also saw a change in CFO in Q2 2024 with the return of our former CFO as a highly experienced senior public company executive to assist the CEO with transforming the Company going forward. Finally, late in 2024, a new Chief Operating Officer was appointed with leadership skills that span operational environments including the new power industry target for the asset management agreement.

In addition to the CEO’s joint role, the new divisional President will serve in a joint role as Chief Commercial Officer at New APR and the newly appointed COO and General Counsel will also serve in joint roles for Duos and New APR. The joint leadership team’s focus is to oversee operational and technical execution which will in turn enable the commercial side of the business to expand the Company’s business into new markets and customers.

Manufacturing and Assembly

The Company designs and develops technology solutions using a combination of in-house fabrication, commercial off-the-shelf technology, and outsourced manufacturing. This methodology will continue and be applied to our new subsidiaries where on-site installations are performed using a combination of in-house project managers and engineers and using third-party sub-contractors as needed. Throughout the process of design, develop, deploy and operate, the Company maintains responsibility for all aspects. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control by our engineers. If not manufactured internally, we use third-party manufacturing partners to produce our hardware related components and hardware products and we most often complete final assembly, testing and quality control processes for these components and products. Our manufacturing processes are based on standardization of components across product types, centralization of assembly and distribution centers, and a “build-to-order” methodology in which products generally are built only after customers have placed firm orders. For most of our hardware products, we have existing alternate sources of supply.

In the rail industry, the time from concept to contract can be substantial but is offset by an anticipated faster time to market in both the data center and power industries due to high expected demand for our offerings. Although we are now adapting to these new markets, previous bids that have been submitted in the rail industry could be challenging to execute within the financial framework and execution times originally envisaged due to significant delays by one of our major customers. We continue to have dialogue with that customer regarding potential price increases and implementation delays, but we may suffer some economic impacts because of this. Revenue recognition could be delayed as a result of these factors and profitability could be impacted due to higher costs for materials and other services in that specific subsidiary. The Company will continue to monitor the situation and update shareholders as the project progresses.

Research and Development

The Company’s R&D and software development teams design and develop all systems and software applications with a combination of full-time in-house software engineers and outside contractors, although the use of outside contractors was substantially reduced in 2024. Internal development allows us to maintain technical control over the design and development of our products. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and changing customer requirements characterize the markets in which we compete. We plan to continue to dedicate resources to research and development efforts, including software development, to maintain and improve our current product and services offerings. We have been successful in obtaining key patents for some of these developments.

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

The Company’s rail customers are all governed by regulations related to the safe and effective transportation of goods and passengers, primarily by rail, but in future scenarios by air, road and sea. While changes in the regulatory environment could impact on the Company in future years, we believe any changes will be generally positive for the Company. We continuously review potential changes in the regulatory environment and maintain contact with key personnel at certain agencies including the Federal Railroad Administration (FRA), the Transportation Security Administration (TSA) as well as the DHS previously mentioned. We expect to develop similar relationships with governmental agencies in target markets both in the US and internationally. At this time, we believe our offerings are complementary to the current and evolving standards and that we will adapt to any new regulations as they are promulgated.

We also work closely with state and local governments, particularly in the provision of Edge Data Centers to make sure that we comply with local zoning ordinances and other regulatory requirements. Additionally, we comply with all necessary requirements as they might relate to our power business including emissions. In certain cases, we have provisioned for the addition of additional exhaust gas emissions cleaning technologies, although the cost of this will be borne by New APR Energy.

Employees

We have a current staff of 86 employees, of which 79 are full-time, the majority of which work in the Jacksonville area, none of which are subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

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

We may be adversely affected by the effects of inflation and supply chain disruption.

Our business operates in an environment of long bid to contract award cycles. Our customer’s bid requirements are such that firm pricing is expected on much or all of our proposals and as such we must commit to certain commercial terms and conditions such as pricing. In addition, the Company hires employees and contractors to perform most (if not all) of the work required to complete a contract. We have experienced, and expect to continue to experience, impacts of inflation upon previously forecasted costs including employees that require higher salaries, contractors demanding higher prices for jobs and higher costs for materials necessary to complete contracts. While we endeavor to charge additional costs to our customers, in some cases this may not be possible contractually and as a result our profitability may suffer as a result. Although we anticipate these effects to be mitigated in the long term, we cannot be assured that this will be possible in all or any instances and as such our revenue, profitability and growth prospects may suffer as a result of this.

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

The markets in which we operate are characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements and changes in customer requirements. In addition, both traditional and new competitors are investing heavily in our market areas and competing for customers. As next-generation video analytics technology continues to evolve, we must keep pace in order to maintain or expand our market position. We continue to introduce new product offerings focused on automating mechanical and security inspections in the rail, logistics, intermodal and government sectors as potential revenue drivers. If we are not able to successfully add staff resources with sufficient technical skills to develop and bring these new products to market in a timely manner, achieve market acceptance of our products and services or identify new market opportunities for our products and services, our business and results of operations may be materially and adversely affected.

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

Historically, the Company has leveraged significant milestone payments at a contract onset to fund the purchase of required materials. Expansion into a subscription format would allow the Company to potentially transact faster and more routinely with a larger customer base than it has previously had. In certain instances where the Company plans to build, own and operate its own assets, it will require a different working capital and capitalization strategy whereby the Company will be required to make upfront investments without significant customer milestone payments to offset the investment. The Company believes that this presents a short-term capital risk but is expected, long-term, to improve the overall performance of the business.

Some of our competitors are larger and have greater financial and other resources than we do.

Some of our product offerings compete and will compete with other similar products from our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distribution, personnel and other resources than we possess. In certain instances, competitors with greater financial resources also may be able to enter a market in direct competition with us offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that our target end users may find attractive.

We have a history of losses and our growth plans may lead to additional losses and negative operating cash flows in the future.

Our accumulated deficit was approximately $74 million as of December 31, 2024. Our operating losses may continue as we continue to expend resources to further develop and enhance our market expansion, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short term until our revenues and margins increase at a rate greater than our expenses, which may not occur.

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

Our success depends substantially on the efforts and abilities of our senior management and certain key personnel. The competition for qualified management and key personnel, especially engineers, is intense. Although we maintain non-competition and non-disclosure covenants with all our key personnel, we do not have employment agreements with many of them. The loss of services of key employees, or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

Under the Asset Management Agreement, New APR will share certain management functions with the Company and its subsidiaries, including the Chief Executive Officer, Chief Operating Officer, Chief Commercial Officer and General Counsel, and other services will be provided by the Company in a combination of direct staffing with specific experience in the power generation industry and other functions as necessary via a “shared services” agreement. This may at times affect such employees’, including members of senior management, ability to devote time, attention, and effort to the Company.

Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk.

For the year ended December 31, 2024, four customers accounted for 34%, 31%, 13% and 12% of revenues. For the year ended December 31, 2023, three customers accounted for 48%, 30%, and 11% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance which is paid annually in advance with revenues recorded ratably over the contract period.

As of December 31, 2024, three customers accounted for 73%, 17% and 10% of our accounts receivable. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. This concentration of credit risk makes us more vulnerable economically. The loss of any of these customers could materially reduce our revenues and net income, which could have a material adverse effect on our business. We expect this concentration risk will increase due to the significance of the anticipated revenues under the AMA with New APR.

Our anticipated business growth is highly dependent on an Asset Management Agreement with New APR Energy.

The Company is expecting to report improved revenues and potentially achieve profitability during fiscal year 2025. That expectation is based on substantial revenues being achieved from the AMA with New APR. Although the Company has some influence on that agreement, we are dependent on the market for “behind the meter” power growing as anticipated. If the market should not grow as anticipated or due to some other circumstances either within or beyond our control, revenues recognized from this agreement could be substantially less than expected which would have a material impact on the agreement or lead to its cancellation.

In addition, New APR’s business may be affected by new technologies or changes in the industry, regulations, and customer requirements, which may render its existing power, generating solutions obsolete, excessively costly or otherwise unmarketable. Its competitive position may then be impaired, which could have a material adverse effect on the Company’s business.

The term of the AMA is for two years and it may be extended at the option of New APR. There is no assurance, however, that it will be extended and it may be terminated under certain circumstances.

Changes in the Availability of Government Financing May Adversely Affect Our Customer’s Ability to Enter Into Major Capital Projects, such as Data Centers.

The strategy of our Duos Edge subsidiary is to serve rural communities, also known as Tier 3 and 4 markets, and install Edge data centers in these locations. The customers for which we might build these Edge data centers may be dependent on Government grants or financing to assist them to complete these projects. Any reductions in the availability of such grants or financing may adversely affect the ability of these parties to enter into such projects.

Risks Related to Our Common Stock

There is currently not an active liquid trading market for the Company’s common stock.

Our common stock is quoted on the Nasdaq Capital Market tier under the symbol “DUOT”. However, there is currently limited active trading in our common stock. Although there are periodic volume spikes from time to time, we cannot give assurance that a consistent, active trading market will develop. If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate in the future in response to any of the following factors, some of which are beyond our control:

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

We are in a capital-intensive business, and we may not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we may require additional funds from future equity or debt financing, including potential sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of shares of common stock into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

Our Board of Directors may issue and fix the terms of shares of our Preferred Stock without stockholder approval, which could adversely affect the voting power of holders of our Common Stock or any change in control of our Company.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of our Company.

We recently completed an “At the Market” (ATM) offering and may consider registering additional shares using our S3 shelf registration facility.

We currently have an active shelf registration statement (S-3). We are able to file a supplement to raise potentially as much as $16.5 million under the “baby shelf” rules and use a new ATM to raise additional capital. The future issuance of a substantial number of shares of common stock into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

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

Rental expense for the office lease during 2024 and 2023 was $781,638 and $781,638, respectively.

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

Series A Redeemable Convertible Preferred Stock

Our board of directors has designated 500,000 of the 10,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock. As of December 31, 2024 and 2023, we have no shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

Series B Convertible Preferred Stock

Our board of directors has designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock.

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. Holders of Series B Convertible Preferred Stock voted on an as converted basis on all matters on which the holders of common stock are entitled to vote, subject to beneficial ownership limitations. As of December 31, 2024 and 2023, there are 0 and 0 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

Series C Convertible Preferred Stock

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”), and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. As of December 31, 2024 and 2023, there are 0 and 0 shares of Series C Convertible Preferred Stock issued and outstanding, respectively.

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

The Company’s Board of Directors had designated 5,000 shares as the Series C Convertible Preferred Stock. Each share of the Series C Convertible Preferred Stock had a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock had 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation). Each share of Series C Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which was $5.50 (subject to adjustment).

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

At the Annual Meeting on May 16, 2023, the stockholders approved the convertibility of the Series D Preferred Stock into common stock.

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

In April, May, July and October of 2024, 870 outstanding shares of Series D Convertible Preferred Stock were converted into 290,002 shares of common stock. As of December 31, 2024, and 2023 there are 1,299 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

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

Series E Convertible Preferred Stock

The Company’s Board of Directors had designated 30,000 shares as the Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock”). Each share of the Series E Convertible Preferred Stock has a stated value of $1,000. The holders of the Series E Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Convertible Preferred Stock has 333 votes (subject to adjustment); provided that in no event may a holder of Series E Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation. Each share of Series E Convertible Preferred Stock is convertible at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which was $3.00 (subject to adjustment) (see adjustment below). The Company shall not effect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All but one of the holders of the Series E Preferred Stock elected the 19.99% Beneficial Ownership Limitation.

The Company on March 27, 2023 entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,000 shares of a newly authorized Series E Convertible Preferred Stock at a price of $1,000 per share, and the Company received proceeds of $4,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

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

On November 9, 2023, the Company entered into a Securities Purchase Agreement (the “November Purchase Agreement”) with existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 2,500 shares of Series E Convertible Preferred Stock, at a price of $1,000 per share, and the Company received proceeds of $2,500,000.

The November Purchase Agreement also provided that the Company would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the November Purchase Agreement) on or prior to June 30, 2024 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Convertible Preferred Stock (which was $3.00) without the consent of the Purchasers. This provision was not triggered as of June 30, 2024.

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

On March 22, 2024 and March 28, 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain existing and other accredited investors (the “2024 Purchasers”). Pursuant to the Purchase Agreements, the 2024 Purchasers purchased an aggregate of 2,125 shares of Series E Convertible Preferred Stock, at a price in each case of $1,000 per share, and the Company received proceeds of $2,125,002. Those purchase agreements had similar price protections as the November Purchase Agreement but extended the price protection date to December 31, 2024, for all Series E holders. On September 19, 2024, the conversion rate was lowered to $2.61 from $3.00 per share based on the warrant’s induced exercise price of $2.61 per share.

In October of 2024, 125 outstanding shares of Series E Convertible Preferred Stock were converted into 47,892 shares of common stock. As of December 31, 2024, and December 31, 2023, respectively, there were 13,500 and 11,500 shares of Series E Convertible Preferred Stock issued and outstanding.

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

Series F Convertible Preferred Stock

On August 2, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with existing, accredited investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 5,000 shares of a newly authorized Series F Convertible Preferred Stock (the “Series F Convertible Preferred Stock”), and the Company received proceeds of $5,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

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

The Company also agreed that it would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement relating to the Series F Preferred Stock) on or prior to December 31, 2023 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series F Preferred Stock without the consent of the holders. As a result of that agreement, upon the issuance of 2,500 shares of Series E Preferred Stock (which had a conversion price of $3.00 per share) on November 10, 2023, the holders exchanged their 5,000 shares of Series F Preferred Stock for 5,000 shares of Series E Preferred Stock. All of the shares of Series F Preferred Stock thereupon were cancelled with zero shares now outstanding.

As of December 31, 2024, and December 31, 2023, respectively, there were zero and zero shares of Series F Convertible Preferred Stock issued and outstanding.

Approximate Number of Equity Security Holders

As of March 27, 2025, there were approximately 243 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Capital Market on March 27, 2025 was $6.05 per share.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2024 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Plan of Operation

The Company’s growth strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and targeted acquisitions where appropriate. The Company provides a broad range of technology solutions with a primary emphasis on the Vision Technology market sector, specifically within the Machine Vision subsector. Machine Vision companies provide imaging-based automatic inspection and analysis for process control, with the potential for expansion into additional industries. Duos is currently developing industry solutions targeting rail, trucking, aviation, and other vehicle-based processes while also expanding into the fast-growing Edge Data Center and power generation markets.

The Company’s flagship product, the Railcar Inspection Portal (RIP), enables freight and transit railroad customers and select government agencies to conduct fully automated railcar inspections in real-time as trains move at full speed. The RIP integrates sophisticated optical, laser, and speed sensors with edge computing and artificial intelligence (AI) algorithms to detect safety and security defects instantly, allowing operators to take immediate action.

In 2024, the Company made a strategic decision to leverage its core expertise in high-speed data processing and AI-driven analysis to expand into additional markets. This resulted in the formation of two new subsidiaries:

1.	Duos Edge AI (“Duos Edge”) – Specializing in high-speed data processing through Edge Data Centers, Duos Edge is focused on serving underserved Tier 3 and Tier 4 markets, providing critical infrastructure for education, healthcare, and enterprise computing needs. The Edge Data Centers support applications requiring real-time response, reducing reliance on centralized cloud-based processing and improving efficiency.
2.	Duos Energy Corporation (“Duos Energy”) – Established to meet the growing demand for power generation outside of traditional utility grids, Duos Energy provides consulting, asset management, and operational expertise for rapid deployment power generation. Duos Energy has engaged in agreements with Fortress Investment Group (“FIG”) to support power generation solutions, particularly for data centers and AI-driven applications, managing approximately 850 MW of generating capacity.

The strategic expansion into Edge Computing and power generation aligns with the Company's long-term vision to drive growth through diversified revenue streams while leveraging its existing technology infrastructure and domain expertise.

Prospects and Outlook

The Company is focused on improving operational and technical execution, which, in turn, will enable commercial expansion and new technology offerings. The primary objectives for 2025 and beyond include:

  Expansion into power generation and energy solutions: The newly formed Duos Energy subsidiary is positioned to capitalize on the increasing demand for behind-the-meter (BTM) energy solutions. The Company’s AMA with New APR, valued at approximately $42 million over two years, along with its 5% non-voting equity interest in the ultimate parent of New APR, establishes a strong foundation for further market penetration in the fast power sector. This business expansion in conjunction with the revenue generated under the AMA is expected to provide a significant portion of the Company’s revenues in 2025.
  Expansion of the RIP business model: The Company is shifting to a modular and subscription-based approach, allowing customers to select specific Acquisition Modules suited to their operational needs. This transition provides flexible pricing structures, improves scalability, and enhances recurring revenue streams through “RIP-as-a-Service.”
  Deployment of AI-powered self-diagnostics: Enhancing RIP systems with AI-driven self-diagnostics enables real-time monitoring, improved system uptime, and predictive maintenance capabilities, reducing operational disruptions for customers.
  Integration of Edge Data Centers: The Company is actively deploying Edge Data Centers to enable faster, localized data processing, particularly in rural and underserved markets. The first six sites are expected to become operational in the first half of 2025, with a further nine sites anticipated for the second half of 2025. These initial Edge Data Centers are providing scalable solutions for enterprise and government clients.
  Enhancements in artificial intelligence and automation: The Company continues to refine its proprietary AI solutions, including computer vision, deep learning, and predictive analytics, to improve inspection accuracy and operational efficiency across all product offerings.
  Expansion into new vehicle inspection markets: While the Company remains committed to its core rail technology solutions, it continues to explore applications for scanning and inspecting other vehicle types, including trucks, buses, and aircraft. These markets offer potential growth opportunities through partnerships with logistics providers, government agencies, and commercial transport operators.

In 2024, Duos entered a long-term agreement with a major Class 1 railroad, securing data access from its RIPs and enabling new subscription-based services for over 3,000 railcar owners and lessors. This initiative is expected to open up significant new revenue streams while strengthening the Company's market leadership.

The Company recognizes that technology adoption within the rail industry can be a gradual process, requiring substantial capital investment from customers. To accelerate adoption, Duos is focused on demonstrating clear ROI for its solutions, securing long-term service agreements, and pursuing partnerships that enhance its value proposition. Additionally, investments in engineering and software development will ensure compliance with evolving Federal Railroad Administration (FRA) and Association of American Railroad (AAR) standards, further positioning the Company for continued success in the rail sector.

With the diversification into Edge Computing and power generation, coupled with continued growth in its core machine vision and AI-based inspection technologies, the Company is well-positioned to drive increased revenue, improve profitability, and generate long-term shareholder value.

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

For the year ended December 31, 2024 compared to December 31, 2023

The following table sets forth a summary of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended December 31,
	2024	2023

Revenues	$7,280,885	$7,471,198
Cost of revenues	6,811,670	6,162,317
Gross margin	469,215	1,308,881
Operating expenses	11,452,741	12,755,447
Loss from operations	(10,983,526)	(11,446,566)
Other income	219,069	204,848
Net loss	$(10,764,457)	$(11,241,718)

Revenues

	For the Years Ended December 31,
	2024	2023	% Change
Revenues:
Technology systems	$2,252,357	$3,618,022	-38%
Services and consulting	5,028,528	3,853,176	31%

Total revenues	$7,280,885	$7,471,198	-3%

For the full year 2024, there was a 3% decrease in overall revenues compared to 2023. The decrease in overall revenues is primarily attributed to delays outside of the Company’s control with the deployment of our two high-speed Railcar Inspection Portals, which are recorded in the technology systems portion of our business. Although these systems were largely ready for deployment in 2023, customer delays at the deployment site prevented installation even though these two high-speed Railcar Inspection Portals were deep into their production and manufacturing phases, which did not allow us to record the next phase of revenue recognition. The Company was able to contract an equitable adjustment related to our two high-speed Railcar Inspection Portals project in 2024. This adjustment added $1.4 million to the contract’s total value, with a substantial portion recognized in 2024. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation in 2025. Additionally, the Company continues to see opportunities for expansion of its programs with existing customers. In spite of the timing delays that continue to impact results, management remains confident in the long-term potential of the RIP product.

For the full year 2024, there was a 31% increase in services and consulting revenues compared to 2023. The increase in the services portion of our revenues stems from the addition of new AI and subscription customers that were not present in for the full year in 2023, as well as increases in service contract revenue due to higher service contract prices. We also generated $921,562 in services and consulting revenue from power consulting work, which was not present in 2023. The Company expects growth with new revenue from existing customers, including services revenue as the result of new maintenance contracts being established on installations coming on-line during 2025. The Company anticipates revenue growth from new and existing customers related to the subscription offering starting in 2025, giving access to RIP data and images to a much broader target market including Class 1 railroads, railcar owners and lessors, and short-line railroads. The Company also anticipates renewals of existing and backlog contracts and a shift to the next generation of technology systems which are currently being manufactured and expect to be completed during early 2025. The Company also expects new revenue growth in 2025 related to its 5% non-voting ownership equity interest in Sawgrass Parent, including revenue attributable to the AMA.

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

Overall, in 2024, the Company made significant strides in advancing the procurement and manufacturing of its transit-focused RIPs. The Company also successfully grew its service contracts and secured new agreements in AI, enhancing its AI portfolio. Additionally, the Company launched the Duos Edge AI and Duos Energy business lines, which are expected to start contributing to the Company's success in 2025. Recurring revenue from services and consulting continues to grow and is expected to contribute significantly to future revenue streams, bolstered by new long-term contracts with existing customers expected to commence in the coming months.

Cost of Revenues

	For the Years Ended December 31,
	2024	2023	% Change
Cost of revenues:
Technology systems	$2,818,078	$4,352,247	-35%
Services and consulting	3,993,592	1,810,070	121%
Total cost of revenues	$6,811,670	$6,162,317	11%

Cost of revenues primarily includes inventory, shipping, certain fixed labor and overhead and allocated depreciation and amortization as applicable necessary to support the implementation of new systems and support and maintenance of existing systems. Cost of revenues on technology systems decreased during the period compared to the equivalent period in 2023 in-line with the decline in project revenues. The decline in costs generally follows the same year-over-year trend as project revenues due to timing differences in major project work. This is primarily related to the procurement and manufacturing of transit-focused RIPs. As we near the end of the manufacturing cycle and begin preparations for field installation in 2025, the cost of revenues for technology systems decreases accordingly. In contrast, during the same period in 2023, the Company was still progressing through the advanced stages of procurement and manufacturing for these RIPs. Completion is expected in late 2025 or early 2026, depending on customer-related constraints for track access.

These internal costs of revenue noted above are being recognized against project and support revenues with a similar reduction in costs previously recognized for research and development, engineering and internal support. The project costs reflect subsequent allocations of fixed costs related to the staff and departmental costs associated with procurement, manufacturing and installation of RIP installations. As such, in 2024, this fixed component contributed to a negative margin on the technology systems revenues. In concert with this, there is a continued focus on construction costs and savings through efficiency, and there were some targeted staff reductions during 2024. However, the Company has elected to retain its key employees in anticipation of expected sales growth in technology systems and services in 2025 and beyond.

The cost of revenues increased on services and consulting year-over-year. The increase in costs is primarily due to $1,569,311 in amortization expense of the intangible asset related to a nonmonetary transaction, which was not present in 2023. The Company also generated $921,562 in services and consulting revenue from power consulting work, which was provided at cost, further increasing the cost of revenues for services and consulting, which was also not present in 2023. The Company continues to put into service additional artificial intelligence algorithms and maintenance and support services which are high margin and represent only marginal increases in the requisite costs to deliver these services.

Gross Margin

	For the Years Ended December 31,
	2024	2023	% Change

Revenues	$7,280,885	$7,471,198	-3%
Cost of revenues	6,811,670	6,162,317	11%
Gross margin	$469,215	$1,308,881	-64%

Gross margin showed a decrease for the year ended December 31, 2024, as compared to the same period in 2023. As noted above, the decrease in margin was a direct result of the timing of business activity related to the manufacturing of two high-speed, transit-focused Railcar Inspection Portals compared to the activity in 2023. The business activity in 2024 consisted primarily of continued progression into the advanced stages of procurement and manufacturing for the transit-focused RIPs. The Company also generated $921,562 in services and consulting revenue from power consulting work, which was provided at cost, further diluting the overall gross margin. These same project revenues and subsequent margin impacts were absent during 2023; however, the power consulting and asset management activities are expected to generate positive gross margins going forward. The recognition of the revenue and subsequent profit from these projects, as well as underlying services and maintenance revenues from existing and recently completed projects, coupled with the previously mentioned fixed departmental costs resulted in a gross margin of approximately 6%. By comparison for the full-year 2023, the Company had increased business activity from a procurement and manufacturing standpoint related to the transit-focused RIPs. The recognition of the revenue and subsequent profit from these major projects, as well as underlying services and maintenance revenues from existing projects, resulted in an 18% gross margin in 2023. It should be noted that when comparing the results between two periods, the stage of completion for manufacturing and installation can factor in those comparisons and should be taken into account when analyzing those periods.

Operating Expenses

	For the Years Ended December 31,
	2024	2023	% Change
Operating expenses:
Sales and marketing	$2,138,431	$1,493,309	43%
Research and development	1,531,390	1,812,951	-16%
General and administration	7,782,920	9,449,187	-18%
Total operating expense	$11,452,741	$12,755,447	-10%

Overall operating expenses decreased by 10% in 2024 as compared to the full year 2023. There was a 43% increase in sales and marketing related to increased investment into the capability of the commercial team, including the addition of professionals with extensive experience and leadership in the rail, Edge data center and power industries. Research and development costs saw a 16% decline during the year, driven by the decreased personnel costs related to the departments allocated to R&D and scaled-back testing of prospective technologies. Additionally, an 18% decrease in general and administration costs was influenced by several factors, including a reduction in personnel and personnel related expenses as well as a decrease in non-cash amortization charges year over year associated with roughly 781,323 share options that were forfeited during 2024. Other factors driving the decrease in general and administration costs include a decrease in consulting and legal expenses as compared to 2023.

Loss From Operations

The losses from operations for the years ended December 31, 2024 and 2023 were $10,983,526 and $11,446,566, respectively. The decrease in loss from operations was primarily the result of planned decreases in operating expenses, which offset the impact of lower revenues recorded in the period as a consequence of delays in going to field for the two high-speed RIPs for a passenger transit client, and the short term lower gross margins from the impact of the initial power industry consulting.

Interest Expense

Interest expense for the years ended December 31, 2024 and 2023 was $286,114 and $7,159, respectively. The increase in interest expense is primarily due to the amortization of the debt discount on the $2.2 million note and the associated monthly interest expense in 2024; this note, related to the acquisition and build out of 3 Edge data centers, had not been entered into in 2023.

Other Income

Other income for the years ended December 31, 2024 and 2023 was $505,183 and $212,007, respectively. The significant increase in other income is primarily due to a gain from the fair value adjustment of the warrant liability and gain on extinguishment of warrant liabilities resulting from the exercise of the warrants. There was no such transaction in 2023.

Net Loss

The net loss for the years ended December 31, 2024 and 2023 was $10,764,457 and $11,241,718, respectively. The decrease in net loss is primarily attributable to the decrease in operating costs as described above. Net loss per common share was $1.39 and $1.56 for the years ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of December 31, 2024, the Company has a cash balance of $6,266,296 and an accounts receivable balance of $403,441.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Years Ended December 31,
	2024	2023

Net cash used in operating activities	$(3,488,687)	$(8,746,564)
Net cash used in investing activities	(1,841,298)	(1,093,909)
Net cash provided by financing activities	9,154,439	11,161,223
Net increase in cash	$3,824,454	$1,320,750

Net cash used in operating activities for the years ended December 31, 2024 and 2023 was $3,488,687 and $8,746,564, respectively. The decrease in net cash used in operations for the year ended December 31, 2024 was the result of a decrease in expenditures related to current projects as previously discussed. In addition, there are several changes in assets and liabilities that decreased the use of cash in operations including decreases in accounts receivable, increases in accounts payable and accrued expenses, and a rise in contract liabilities due to advance payments received from customers. Notably, an energy customer prepaid $5 million for services to be provided throughout the year, contributing to the increase in contract liabilities and improving short-term cash flow.

Net cash used in investing activities for the years ended December 31, 2024 and 2023 was $1,841,298 and $1,093,909, respectively. The Company ramped up its investment activities in 2024 compared to 2023 through an increase in the purchase of various fixed assets including our three edge data centers that are currently being manufactured to be deployed in the first half of 2025; the remainder includes the purchase of computer equipment and product and software development and disbursements for patent costs.

Net cash provided by financing activities for the years ended December 31, 2024 and 2023 was $9,154,439 and $11,161,223, respectively. Cash flows provided by financing activities during 2024 were primarily attributable to gross proceeds of approximately $2,995,002 from issuances of Series D and Series E Convertible Preferred Stock, along with a combined total of $4,444,210 in proceeds from the issuance of common stock via warrant exercises of $899,521 and our At-The-Market (ATM) offering program for proceeds of $3,544,689. The Company also obtained $2,200,000 in cash proceeds pursuant to notes executed in 2024 with a related parties. Cash flows from financing activities during 2023 were primarily attributable to the issuance of Series E and Series F Convertible Preferred Stock for $11,500,000 of gross proceeds offset by repayments of certain loans related to financing of insurance costs.

During 2024, we funded our operations through the sale of our equity (or equity linked) securities, and through revenues generated and cash received from ongoing project execution, services and associated maintenance revenues. As of March 28, 2025, we have cash on hand of approximately $4,060,300 after the completion of our At-The-Market (ATM) in January and February of 2025, which provided net proceeds of $3,836,032.

On a long-term basis, our liquidity is dependent on the continuation and expansion of operations and receipt of revenues. Our current capital and access to further capital and revenues are sufficient to fund such expansion and we are now less dependent on timely payments by our customers for projects and work in process. However we anticipate such timely payments to continue. Material cash requirements will be satisfied within the normal course of business, including substantial upfront payments from our customers prior to starting projects. As previously mentioned, an energy customer prepaid $5 million for services to be provided throughout the year, related to the AMA, contributing to the increase in contract liabilities and improving short-term cash flow. In some cases, the Company may elect to purchase materials and supplies in advance of contract award but where there is a high probability of that award. Most, if not all, high value items that are pre-purchased, can be re-purposed if necessary. The maximum amount of material cash requirements not currently supported by up-front customer deposits is expected to be less than $1 million.

Demand for the products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. In as much as a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations could be adversely affected by our competitors as well as prolonged recession periods although these are not considered to be a factor at present.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $10,764,457 for the year ended December 31, 2024. During the same period, cash used in operating activities was $3,488,687. The working capital deficit and accumulated deficit as of December 31, 2024, were $8,002,361 and $74,368,009, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to an underwritten offerings and private placements which were completed during the first, third and fourth quarters of 2022, the first, third and fourth quarters of 2023, as well as 2024 and 2025.

As previously noted, the Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Preferred Stock. Additionally, late in the first and second quarters of 2024, the Company raised gross proceeds of $2,995,002 from the issuance of a combination of Series D and E Preferred Stock (See Note 14). The Company successfully raised approximately $3,544,689 in gross proceeds through its At-The-Market (ATM) offering program in 2024 and secured an additional $3,954,940 in gross proceeds during the first two months of 2025. Additionally, during the second quarter of 2025, the Company will again have access to its S-3 “shelf registration” statement allowing the Company to sell additional securities. At the time of this document, the Company estimates that it has available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business in the event that revenues from its recently executed Asset Management Agreement (“AMA”) with New APR Energy does not provide sufficient cash flow to support operations. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

In addition, management has taken and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, with the combination of commercial sales success, coupled with an S-3 shelf registration availability starting in the second quarter of 2025, it will have sufficient working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen growth in its contracted backlog as well as significant, positive signs from new commercial projects that indicate improvements in future revenues.

Management believes that, at this time, the conditions in our traditional market space with ongoing contract delays and the additional time needed to execute on new contracts previously reported could put a strain on our cash reserves. However, the anticipated steady cashflow from the AMA and the ability to raise capital via its shelf registration indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We expect to continue executing the plan to grow our business and achieve profitability as previously discussed. The Company may selectively look at opportunities for fundraising in the future including potential debt offerings to support asset acquisition. Management has extensively evaluated our requirements for the next 12 months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2024 and will continue in 2025 and beyond. As a result, we expect to generate sufficient revenue and to attain profitable operations with minimal cash use in the next 12-18 months. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Estimates

Revenue Recognition

For technology systems, the Company recognizes revenue over time using a cost-based input methodology in which significant judgment is required to estimate costs to complete projects. These estimated costs are then used to determine the progress towards contract completion and the corresponding amount of revenue to recognize. The Company follows the principles in ASC 606 which include the following: a contract with a customer creates distinct contract assets and performance obligations, satisfaction of a performance obligation creates revenue, and a performance obligation is satisfied upon transfer of control to a good or service to a customer.

Revenue is recognized by evaluating the Company revenue contracts with customers based on the five-step model under ASC 606:

1.	Identify the contract with the customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to separate performance obligations; and

5.	Recognize revenue when (or as) each performance obligation is satisfied.

The Company generates revenue from four sources:

1.	Technology Systems

2.	AI Technologies

3.	Technical Support

4.	Consulting Services including revenues from the AMA agreement which begins in January 2025

Equity Method Investments

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated equity method investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective equity method investee and the Company’s share of the underlying equity of such equity method investee are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated equity method investees. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other-than-temporary event where our investment may not be recoverable.

On December 31, 2024, the Company entered into an Asset Management Agreement (the “AMA”), with New APR, an entity formed by affiliates of Fortress Investment Group (“FIG”). Under the AMA, Duos Energy will manage the deployment and operations of a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to New APR in connection with the Assets. In exchange for services to be performed under the AMA, the Company received an initial cash payment and common units in Sawgrass Parent. While the Company has board representation in Sawgrass Parent, its common units are non-voting and the Company does not control the board of directors of Sawgrass Parent.

Where the Company has an interest in a Variable Interest Entities (“VIE”) it will consolidate any VIE in which the Company has a controlling financial interest and deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both of the characteristics are met, the Company is considered to be the primary beneficiary and therefore will consolidate that VIE into the consolidated financial statements.

Investments in partnerships, unincorporated joint ventures and LLCs that maintain specific ownership accounts for each investor are excluded from the scope of ASC 323-10. However, ASC 323-30 provides guidance on applying the criteria for equity method accounting to investments in partnerships, unincorporated joint ventures and LLCs. When an investor in a partnership, unincorporated joint venture or LLC has the ability to exercise significant influence over that investment, it should apply the equity method (ASC 323-10) by analogy (ASC 323-30-25-1).

Sawgrass Parent is deemed to be a VIE and the Company holds a 5% interest in the Parent and an interest in the subsidiary New APR through the AMA, both of which are considered variable interests. However, the Company does not represent the primary beneficiary as it does not possess the ability to direct the activities that most significantly impact the economic performance of Sawgrass Parent. Accordingly, the Company does not consolidate Sawgrass Parent. Due to the Company’s interest in Sawgrass Parent, it was determined that the Company has significant influence over Sawgrass Parent. Therefore, the Company accounts for its investment in Sawgrass Parent as an Equity Method Investment.

The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. The Company will initially record the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024.

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized during the year ended December 31, 2024.

Impairment of Intangible Assets

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

On the contract inception date, the Company also recorded an immediate amortization of the intangible asset of $199,008 related to the pre-contract costs incurred relating to a pilot program for this contract and recorded deferred revenue of $11,161,428 as contract liabilities with a current and non-current component, and then immediately recognized $199,008 of this deferred revenue relating to the completed pilot program. The remaining deferred revenue is being recognized over the 5-year term.

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

There is no indication of impairment at December 31, 2024.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-43 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There are no reportable events under this item for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the quarter ended December 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about Directors, Executive Officers and Corporate Governance is incorporated by reference to the Company's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information about executive compensation is incorporated by reference to the Company's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership is incorporated by reference to the Company's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons and director independence is incorporated by reference to the Company's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services.

Information about aggregate fees billed to us by our principal accountant is incorporated by reference to the Company's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

3.12	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.12 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2024)
4.1	Common Stock Purchase Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on December 23, 2016)
4.2	Form of Purchaser Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on November 29, 2017)
4.3	Form of Placement Agent Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.2 on November 29, 2017)

Exhibit No.	Exhibit Description
4.4	Form of Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 24, 2020)
4.5	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022)
10.1+	Employment Agreement, dated September 1, 2020, between the Company and Charles P. Ferry (incorporated by reference to the Annual Report on Form 10-K filed as Exhibit 10.32 on March 30, 2021)
10.2	Securities Purchase Agreement, dated March 31, 2016, by and between Duos Technologies Group, Inc. and the Schedule of Buyers attached thereto (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on April 6, 2016)
10.3	Security and Pledge Agreement, dated April 1, 2016, by and among Duos Technologies Group, Inc., each of the Company’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on April 6, 2016)
10.4	Guaranty, dated April 1, 2016, by and among each of Duos Technologies Group, Inc.’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 on April 6, 2016)
10.5	Warrant, dated April 1, 2016, issued by Duos Technologies Group, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 on April 6, 2016)
10.6+	2016 Equity Incentive Plan (incorporated herein by reference to the Proxy Statement on Schedule 14A filed on April 1, 2016)
10.7	Securities Purchase Agreement, dated December 20, 2016, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on December 23, 2016)
10.8	Promissory Note, dated December 20, 2016, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on December 23, 2016)
10.9	Form of Securities Purchase Agreement (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on November 29, 2017)
10.10	Form of Registration Rights Agreement (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on November 29, 2017)
10.11	Amendment #1 to the Securities Purchase Agreement and to the Note, dated May 22, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.5 with the Securities and Exchange Commission on August 15, 2017)
10.12	Amendment #2 to the Securities Purchase Agreement and to the Note, dated July 12, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.6 with the Securities and Exchange Commission on August 15, 2017)
10.13	Amendment #3 to the Securities Purchase Agreement and to the Note, dated August 14, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.7 with the Securities and Exchange Commission on August 15, 2017)
10.14	Amendment #4 to the Securities Purchase Agreement and Note, dated November 14, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.8 on November 20, 2017)
10.15	Amendment #5 to the Securities Purchase Agreement and Note, dated November 16, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.9 on November 20, 2017)
10.16	Amendment #6 to the Securities Purchase Agreement and Note, dated November 20, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.10 on November 20, 2017)
10.17	Forbearance Agreement, dated May 12, 2017, by and among Duos Technologies Group, Inc. and GPB Debt Holdings II, LLC (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.13 on November 20, 2017)
10.18	Form of Note Holder Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 with the Securities and Exchange Commission on June 15, 2017)
10.19+	Form of Arcaini Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 with the Securities and Exchange Commission on June 15, 2017)
10.20+	Form of Goldfarb Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the Securities and Exchange Commission on June 15, 2017)
10.21	GPB Debt Holdings II, LLC Letter Agreement, dated August 1, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.4 with the Securities and Exchange Commission on August 15, 2017)
10.22	Form of Conversion Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.5 with the Securities and Exchange Commission on November 29, 2017)
10.23	Form of Redemption Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 with the Securities and Exchange Commission on November 29, 2017)
10.24	Form of Pay-off Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the Securities and Exchange Commission on November 29, 2017)

Exhibit No.	Exhibit Description
10.25+	Amendment to 2016 Equity Incentive Plan (incorporated by reference to Appendix B of the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 2017).
10.26+	Amendment to 2016 Equity Incentive Plan (incorporated by reference to the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2019)
10.27+	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020)
10.28	Paycheck Protection Program Note, dated April 23, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)
10.29	Separation Agreement, dated July 10, 2020, by and between Duos Technologies Group, Inc. and Gianni B. Arcaini (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2020)
10.30	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
10.31	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
10.32+	2021 Equity Incentive Plan (incorporated herein by reference to the Proxy Statement on Schedule 14A filed on June 23, 2021)
10.33+	Employment Agreement, dated April 1, 2018, between the Company and Adrian G. Goldfarb (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 11, 2019)
10.34+	Employment Agreement, dated April 1, 2018, between the Company and Connie L. Weeks (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 11, 2019)
10.35	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)
10.36	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)
10.37	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023)
10.38	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023)
10.39+	2021 Equity Incentive Plan as amended (incorporated herein by reference to Exhibit C to the definitive Proxy Statement filed with the Securities and Exchange Commission on April 7, 2023)
10.40+	Duos Technologies Group, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit B to the definitive Proxy Statement filed with the Securities and Exchange Commission on April 7, 2023)
10.41	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2023)
10.42	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2023)
10.43	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023)
10.44	Form of Exchange Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023)
10.45	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023)
10.46+	Employment Agreement, dated as of December 1, 2023, between Duos Technologies Group, Inc. and Andrew W. Murphy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2023).
10.47	Form of Securities Purchase Agreement for Series D Preferred Stock (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.48	Form of Registration Rights Agreement for Series D Preferred Stock (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.49	Form of Securities Purchase Agreement for Series E Preferred Stock (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)

Exhibit No.	Exhibit Description
10.50	Form of Registration Rights Agreement for Series E Preferred Stock (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.51+	Employment Agreement, dated as of April 25, 2024, between Duos Technologies Group, Inc. and Adrian Goldfarb (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024)
10.52	Form of Secured Promissory Note (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2024)
10.53	Form of Security Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2024)
10.54	Form of Guaranty (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2024)
10.55+	2021 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit B to the definitive Proxy Statement filed with the Securities and Exchange Commission on August 16, 2024)
10.56+	Employment Agreement, made and entered into as of January 1, 2025, between Duos Technologies Group, Inc. and Charles P. Ferry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2025))
10.57+	Employment Agreement, made and entered into as of January 1, 2025, between Duos Technologies Group, Inc. and Adrian Goldfarb (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2025)
10.58+	Employment Agreement, made and entered into as of January 1, 2025, between Duos Technologies Group, Inc. and Christopher King (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities, and Exchange Commission on February 4, 2025)
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2018 on April 15, 2019)
19.1	Policy on Insider Trading
21	List of Subsidiaries
23.1	Consent of Salberg & Company, P.A.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	DUOS Technologies Group, Inc. Policy for the Recovery of Erroneously Awarded Compensation
99.1	Audit Committee Charter (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2019)
99.2	Compensation Committee Charter (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2019)
99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2019)
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

———————

*	filed herewith

**	furnished herewith

+	indicates management contract or compensatory plan

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: March 31, 2025	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: March 31, 2025	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles P. Ferry	Chief Executive Officer and Director	March 31, 2025
Charles P. Ferry	(Principal Executive Officer)

/s/ Adrian G. Goldfarb	Chief Financial Officer	March 31, 2025
Adrian G. Goldfarb	(Principal Financial Officer)

/s/ Kenneth Ehrman	Chairman	March 31, 2025
Kenneth Ehrman

/s/ Ned Mavrommatis	Director	March 31, 2025
Ned Mavrommatis

/s/ James Craig Nixon	Director	March 31, 2025
James Craig Nixon

/s/ Frank A. Lonegro	Director	March 31, 2025
Frank A. Lonegro

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Duos Technologies Group, Inc.

 Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duos Technologies Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Equity Method Investment

As described in Footnote 1 “Equity Method Investments” and Footnote 9 “Equity Investment – Sawgrass APR Holdings LLC”, the Company entered into an Asset Management Agreement (“AMA”) with Sawgrass Buyer LLC (“Sawgrass”). Under the AMA, the Company will manage the deployment and operations of a fleet of mobile gas turbines and balance-of-plant inventory providing management, sales and operations functions. A substantial portion of the Company staff and management would oversee operations of Sawgrass. In connection with this agreement, the company received an initial cash payment and common units in Sawgrass.

We identified the accounting for the common units received in Sawgrass as a critical audit matter. The determination of whether to consolidate Sawgrass as a variable interest entity or use cost method or equity method for the investment and the valuation of the investment is complex and requires estimates which can be subjective. Further, the units are considered received as non-monetary consideration from a customer, which accounting is complex.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

The primary procedures we performed to address these critical audit matters included (a) Reviewed the AMA agreement. (b) Audited management’s analysis and conclusion as to whether Sawgrass should be consolidated as a variable interest entity or the value of the common units received should be accounted for under the equity method or cost method and compared such analysis to authoritative and interpretive guidance, (c) Gained an understanding of management’s process to value the investment, (d) Audited the Company’s fair value valuation of the investment including the propriety of the valuation method used, the reliability and relevancy of data used and the reasonableness of significant assumptions used in the estimate, (e) Recomputed the resulting fair value to test the accuracy of the valuation estimate, (f) Tested management’s conclusion that the non-monetary consideration received represents consideration from a customer to be accounted for under ASC 606 “Revenue from contracts with customers”, and (g) Compared the financial statement presentation to authoritative or interpretive literature. We agree with management’s conclusions.

Percentage of Completion Revenue Recognition & Related Contract Assets and Contract Liabilities

As described in footnote 1, “Revenue Recognition – Technology Systems” and footnote 11, “Revenues and Contract Accounting” to the consolidated financial statements, the Company recognizes revenue over time using a cost-based input methodology in which significant judgement is required to determine estimated costs to complete projects. These estimated costs are then used to determine the progress towards contract completion and the corresponding amount of revenue to recognize. In addition, contract assets on uncompleted contracts represent cumulative revenues in excess of billings on uncompleted contracts accounted for under the percentage of completion contract method. Contract liabilities on uncompleted contracts represent billings that exceed cumulative revenues recognized on uncompleted contracts accounted for under the percentage of completion contract method.

We identified this percentage of completion revenue recognition as a critical audit matter. Auditing management’s estimates and judgments regarding forecasts of total estimated costs to complete projects is especially challenging and complex.

The primary procedures we performed to address this critical audit matter included (a) evaluated the reasonableness of management’s cost estimates to complete projects by gaining an understanding of the management’s process to develop the estimates, comparing them to historical information, year-to-date current information, information available on projects subsequent to year end, and other supporting information, (b) performed ratio analysis and gross margin comparisons when applicable on a sample of technology systems revenues (c) agreed cost details to supporting documents, (d) traced cash receipts from customers to bank statements, (e) recomputed the revenue earned and recognized, and (f) recomputed the contract asset or liability. We agree with management’s conclusions.

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

The primary procedures we performed to address this critical audit matter included (a) assessed the reasonableness of management’s process for developing their assessment of whether a going concern risk exists, (b) assessed the reasonableness of assumptions management used in their future cash flow projections, consideration of positive and negative evidence impacting management’s forecasts, and consideration of the Company’s financing arrangements in place as of the report date, (c) developed our own independent calculation of expected source and use of funds and needs of the Company over the one year period from the date of issuance of the consolidated financial statements, (d) tested management’s bank reconciliations and confirmed cash balances as of December 31, 2024 with the banks and inspected the bank balances after the January and February 2025 stock subscriptions (e) identified management’s plans for dealing with the adverse conditions and events discussed above and assessed the reasonableness of the assumptions of such plans, (f) assessed whether it is probable that management’s plans, when implemented, will mitigate the adverse effects of the conditions and events discussed above, (g) concluded whether substantial doubt exists as to whether the Company can continue as a going concern for a period of one year after the consolidated financial statements are issued and (h) considered the effect of such conclusion on the consolidated financial statement disclosures and our report of an independent registered public accounting firm. We agree with management’s conclusions

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2013

Boca Raton, Florida

March 31, 2025

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash	$6,266,296	$2,441,842
Accounts receivable, net	403,441	1,462,463
Contract assets	635,774	641,947
Inventory	605,356	1,526,165
Prepaid expenses and other current assets	176,338	184,478
Note Receivable, net	—	—

Total Current Assets	8,087,205	6,256,895

Inventory – non current	196,315	—
Property and equipment, net	2,771,779	726,507
Operating lease right of use asset - Office Lease	4,028,397	4,373,155
Financing lease right of use asset - Edge Data Centers	2,019,180	—
Security deposit	500,000	550,000

OTHER ASSETS:
Equity Investment - Sawgrass APR Holdings LLC	7,233,000	—
Intangible Asset, net	9,592,118	—
Note Receivable, net	—	153,750
Patents and trademarks, net	127,300	129,140
Software development costs, net	403,383	652,838
Total Other Assets	17,355,800	935,728

TOTAL ASSETS	$34,958,677	$12,842,285

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	December 31,
	2024	2023

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$969,822	$595,634
Notes payable - financing agreements	17,072	41,976
Accrued expenses	373,251	164,113
Operating lease obligations - Office Lease -current portion	798,556	779,087
Financing lease obligation - Edge Data Centers - current portion	367,451	—
Notes payable, net of discount- related parties	1,758,396	—
Contract liabilities, current	11,805,018	1,666,243

Total Current Liabilities	16,089,566	3,247,053

Contract liabilities, less current portion	11,016,134	—
Operating lease obligations - Office Lease, less current portion	3,867,042	4,228,718
Financing lease obligation - Edge Data Centers, less current portion	1,724,604	—

Total Liabilities	32,697,346	7,475,771

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,441,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 and 0 issued and outstanding at December 31, 2024 and December 31, 2023, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at December 31, 2024 and December 31, 2023, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at December 31, 2024 and December 31, 2023, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 1,299 and 1,299 issued and outstanding at December 31, 2024 and December 31, 2023, respectively, convertible into common stock at $3.00 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 13,500 and 11,500 issued and outstanding at December 31, 2024 and December 31, 2023, respectively, convertible into common stock at $2.61 and $3.00 per share, respectively	14	12
Series F convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at December 31, 2024 and December 31, 2023, respectively, convertible into common stock at $6.20 per share	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 8,922,576 and 7,306,663 shares issued, 8,921,252 and 7,305,339 shares outstanding at December 31, 2024 and December 31, 2023, respectively	8,921	7,306
Additional paid-in-capital	76,777,856	69,120,199
Accumulated deficit	(74,368,009)	(63,603,552)
Sub-total	2,418,783	5,523,966
Less: Treasury stock (1,324 shares of common stock at December 31, 2024 and December 31, 2023)	(157,452)	(157,452)
Total Stockholders' Equity	2,261,331	5,366,514

Total Liabilities and Stockholders' Equity	$34,958,677	$12,842,285

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

REVENUES:
Technology systems	$2,252,357	$3,618,022
Services and consulting	5,028,528	3,853,176

Total Revenues	7,280,885	7,471,198

COST OF REVENUES:
Technology systems	2,818,078	4,352,247
Services and consulting	3,993,592	1,810,070

Total Cost of Revenues	6,811,670	6,162,317

GROSS MARGIN	469,215	1,308,881

OPERATING EXPENSES:
Sales and marketing	2,138,431	1,493,309
Research and development	1,531,390	1,812,951
General and administration	7,782,920	9,449,187

Total Operating Expenses	11,452,741	12,755,447

LOSS FROM OPERATIONS	(10,983,526)	(11,446,566)

OTHER INCOME (EXPENSES):
Interest expense	(286,114)	(7,159)
Change in fair value of warrant liabilities	245,980	—
Gain on extinguishment of warrant liabilities	379,626	—
Other income, net	(120,423)	212,007

Total Other Income (Expenses), net	219,069	204,848

NET LOSS	$(10,764,457)	$(11,241,718)

Basic and Diluted Net Loss Per Share	$(1.39)	$(1.56)

Weighted Average Shares-Basic and Diluted	7,736,281	7,204,177

See accompanying notes to the consolidated financial statements.

 DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Preferred Stock F		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2022	—	$—	—	$—	1,299	$1	—	$—	—	$—	7,156,876	$7,156	$56,562,600	$(52,361,834)	$(157,452)	$4,050,471

Series E preferred stock issued	—	—	—	—	—	—	6,500	7	—	—	—	—	6,499,993	—	—	6,500,000

Series F Preferred stock issued	—	—	—	—	—	—	—	—	5,000	5	—	—	4,999,995	—	—	5,000,000

Series F Preferred stock exchanged for Series E preferred	—	—	—	—	—	—	5,000	5	(5,000)	(5)	—	—	—	—	—	—

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	573,441	—	—	573,441

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(25,797)	—	—	(25,797)

Stock issued for services	—	—	—	—	—	—	—	—	—	—	38,249	38	143,027	—	—	143,065

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	—	—	—	—	—	—	111,538	112	366,940	—	—	367,052

Net loss for the year ended December 31, 2023	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,241,718)	—	(11,241,718)

Balance December 31, 2023	—	$—	—	$—	1,299	$1	11,500	$12	—	$—	7,306,663	$7,306	$69,120,199	$(63,603,552)	$(157,452)	$5,366,514

Series D preferred stock issued	—	—	—	—	870	1	—	—	—	—	—	—	869,999	—	—	870,000

Series D preferred stock converted to common stock	—	—	—	—	(870)	(1)	—	—	—	—	290,002	290	(289)	—	—	—

Series E preferred stock issued	—	—	—	—	—	—	2,125	2	—	—	—	—	2,125,000	—	—	2,125,002

Series E preferred stock converted to common stock	—	—	—	—	—	—	(125)	—	—	—	47,892	48	(48)	—	—	—

Common stock issued for cash under ATM	—	—	—	—	—	—	—	—	—	—	818,657	819	3,543,870	—	—	3,544,689

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	26,154	—	—	26,154

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(220,183)	—	—	(220,183)

Stock issued for services	—	—	—	—	—	—	—	—	—	—	45,311	45	164,955	—	—	165,000

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	—	—	—	—	—	—	69,407	69	249,022	—	—	249,091

Common stock issued upon cash exercise of warrants	—	—	—	—	—	—	—	—	—	—	344,644	344	899,177	—	—	899,521

Net loss for the year ended December 31, 2024	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,764,457)	—	(10,764,457)

Balance December 31, 2024	—	$—	—	$—	1,299	$1	13,500	$14	—	$—	8,922,576	$8,921	$76,777,856	$(74,368,009)	$(157,452)	$2,261,331

See accompanying notes to the consolidated financial statements.

 DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

Cash from operating activities:
Net loss	$(10,764,457)	$(11,241,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,161,722	550,201
Stock based compensation	108,981	710,047
Stock issued for services	165,000	143,065
Amortization of debt discount related to warrant liabilities	184,002	—
Fair value of warrant liabilities	(245,980)	—
Gain on settlement of warrant liabilities	(379,626)	—
Amortization of operating lease right of use asset - Office Lease	344,757	316,776
Amortization of lease right of use asset - Edge Data Centers	50,820	—
Provision for credit losses, accounts receivable	76,037	—
Provision for credit losses, note receivable	161,250	—
Write off of inventory	126,703	—
Changes in assets and liabilities:
Accounts receivable	982,985	1,955,800
Note receivable	(7,500)	(153,750)
Contract assets	6,173	(216,225)
Inventory	52,700	(97,804)
Security deposit	50,000	50,000
Prepaid expenses and other current assets	414,091	744,771
Accounts payable	374,188	(1,694,756)
Accrued expenses	209,138	(289,209)
Operating lease obligation - Office Lease	(342,206)	(232,007)
Lease obligation - Edge Data Centers	22,055	—
Contract liabilities	2,760,480	708,245

Net cash used in operating activities	(3,488,687)	(8,746,564)

Cash flows from investing activities:
Purchase of patents/trademarks	(9,535)	(69,327)
Purchase of software development	—	(527,896)
Purchase of fixed assets	(1,831,763)	(496,686)

Net cash used in investing activities	(1,841,298)	(1,093,909)

Cash flows from financing activities:
Repayments on financing agreements	(430,855)	(520,529)
Repayment of finance lease	—	(22,851)
Proceeds from notes payable, related parties	2,200,000	—
Proceeds from warrant exercises	899,521	—
Proceeds from common stock issued	3,544,689	—
Stock issuance cost	(220,183)	(25,797)
Proceeds from shares issued under Employee Stock Purchase Plan	166,265	230,400
Proceeds from preferred stock issued	2,995,002	11,500,000

Net cash provided by financing activities	9,154,439	11,161,223

Net increase in cash	3,824,454	1,320,750
Cash, beginning of year	2,441,842	1,121,092
Cash, end of year	$6,266,296	$2,441,842

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,865	$7,159
Taxes paid	$20,126	$29,085

Supplemental Non-Cash Investing and Financing Activities:
Debt discount for warrant liability	$625,606	$—
Notes issued for financing of insurance premiums	$434,883	$487,929
Transfer of inventory to fixed assets	$545,091	$—
Intangible asset acquired with contract liability	$11,161,428	$—
Equity Investment - Sawgrass APR Holdings LLC	$7,233,000	$—
Right of use asset and liability for Edge Data Centers	$2,070,000	$—

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc., through its operating subsidiaries, Duos Technologies, Inc., Duos Edge AI, Inc., and Duos Energy Corporation, (collectively the “Company”), is a company that specializes in machine vision and artificial intelligence to analyze fast moving objects such as trains, trucks, automobiles, and aircraft. This technology can help improve safety, maintenance, and operating metrics.

The Company is the inventor of the Railcar Inspection Portal (“RIP”) and is currently the rail industry leader for machine vision/camera wayside detection systems that include the use of Artificial Intelligence at speeds up to 125 mph. The RIP inspects a train at full speed from the top, sides, and bottom looking at Federal Railroad Administration/Association of American Railroads mandated safety inspection points. The system also detects illegal riders, which can assist law enforcement agencies. Each railcar is scanned with machine vision cameras and other sensors from the top, sides, and bottom, where images are produced within seconds of the railcar passing. These images can then be used by the customer to help prevent derailments, improve maintenance operations, and assist with security. The Company self-performs all aspects of hardware, software, Information Technology (“IT”), and Artificial Intelligence development and engineering. The Company maintains significant intellectual property and continues to be awarded additional patents for both the technology and methodologies used. The Company also has a proprietary portfolio of approximately 53 Artificial Intelligence “Use Cases” that automatically flag defects. The Company has deployed this system with several Class 1 railroads and one major passenger carrier and anticipates an increased demand in the future from railcar operators, owners, shippers, transit railroads as well as law enforcement agencies.

In 2024, the Company’s management team determined that it would be in the best interests of the Company and its shareholders to leverage the skills and expertise that have been built up since 2021 to expand into other markets. Duos will continue to develop industry solutions for its target markets addressing rail, trucking, aviation and other vehicle-based processes. In addition, the Company elected to develop new offerings based on its existing technology and formed a new subsidiary in July 2024 called Duos Edge AI (“Edge”). The objective of this new subsidiary is to market a special part of the RIP for the provision of high-speed and function processing of data and applications with a focus on reducing latency in response times to end-users. Duos has many years of experience via its expert staff in bringing these types of capabilities to remote locations, also known as “the edge”. Edge processing can be an extremely efficient and lower cost alternative to traditional data centers. The strategy for Edge is to serve rural communities, also known as Tier 3 and 4 markets, and install Edge data centers in these locations thereby providing access to high-speed communications and advanced processing capabilities as a substitute for solutions where large amounts of data are “backhauled” using “the Cloud”. Duos developed these capabilities as an adjunct to its RIP offerings due to the need for fast results (less than 60 seconds) in identifying defects and maintenance issues on moving railcars.

Also in late 2024, the Company formed a third subsidiary, Duos Energy Corporation (“Duos Energy”) with the express purpose of providing consulting services and solutions for the rapidly growing demand for electrical power outside of traditional utilities. As an outgrowth of its new Edge Data Center subsidiary, and the current expert staff on-hand, the Company has engaged with multiple third parties to act in a consulting and ultimately asset management capacity whereby Duos staff will be engaged directly to supply this type of power solutions for multiple uses including for large data centers supporting AI “hyperscalers”. In conjunction with this, in late 2024, Duos engaged with Fortress Investment Group (“FIG”) to assist in FIG’s purchase of approximately 850 Mega Watts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation (“balance-of-plant”). In late November 2024, Sawgrass Buyer LLC, an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, “APR”). Chuck Ferry, our CEO, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024. At Closing, Sawgrass Buyer LLC entered into an Asset Management Agreement (“AMA”) with the Company under which a substantial portion of Company staff, including certain members of the management team (including Mr. Ferry), would oversee operations of Sawgrass Buyer LLC. The AMA term has a two year term with customary cancellation provisions. At Closing, the Company also received a 5%, non-voting ownership interest in Sawgrass APR Holdings, LLC (“Sawgrass Parent”), the ultimate parent company of Sawgrass Buyer LLC. Subsequent to Closing, Sawgrass Buyer LLC changed its name to New APR Energy, LLC (“New APR”).

On December 31, 2024, the Company entered into an AMA, with New APR, an entity formed by affiliates of FIG. Under the AMA, Duos Energy will manage the deployment and operations for a fleet of mobile gas turbines and “balance-of-plant” inventory, providing management, sales and operations functions to New APR in connection with the Assets. In exchange for services to be performed under the AMA, the Company received an initial cash payment from New APR and common units in Sawgrass Parent. While the Company has board representation in Sawgrass Parent, its common units are non-voting and the Company does not control the board of directors of Sawgrass Parent.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Where the Company has an interest in a Variable Interest Entity (“VIE”), it will consolidate any VIE in which the Company has a controlling financial interest and deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both of the characteristics are met, the Company is considered to be the primary beneficiary and therefore will consolidate that VIE into our consolidated financial statements.

Investments in partnerships, unincorporated joint ventures and LLCs that maintain specific ownership accounts for each investor are excluded from the scope of ASC 323-10. However, ASC 323-30 provides guidance on applying the criteria for equity method accounting to investments in partnerships, unincorporated joint ventures and LLCs. When an investor in a partnership, unincorporated joint venture or LLC has the ability to exercise significant influence over that investment, it should apply the equity method (ASC 323-10) by analogy (ASC 323-30-25-1).

Sawgrass Parent is deemed to be a VIE and the Company holds a 5% interest in the Sawgrass Parent and an interest in the subsidiary New APR through the AMA, both of which are considered variable interests. However, the Company does not represent the primary beneficiary as it does not possess the ability to direct the activities that most significantly impact the economic performance of Sawgrass Parent. Accordingly, the Company does not consolidate Sawgrass Parent. Due to the Company’s interest in Sawgrass Parent, it was determined that the Company has significant influence over Sawgrass Parent. Therefore, the Company accounts for its investment in Sawgrass Parent as an Equity Method Investment.

The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value of the equity method investment as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA.

The Company will initially record the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024.

Under the terms of the AMA, Duos staff will conduct all operations for commercial engagement, planning and project management, installation and operations of the New APR assets. The new entity will share certain management functions with Duos including the CEO, COO, Chief Commercial Officer and General Counsel and other services will be provided by Duos in a combination of direct staffing with specific experience in the power generation industry and other functions as necessary via a “shared services” agreement. New APR will have its own President and Chief Financial Officer and while in the early stages, certain accounting staff will be supplied via the shared services arrangement, it is expected that New APR will develop its own accounting and administrative functions. It is expected that there will be a strong correlation between the two companies, particularly in the areas of Data Center power generation and business development and Duos is expected to participate in these opportunities in addition to the anticipated revenues from the AMA.

Principles of Consolidation

The audited consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc., Duos Edge AI, Inc. and Duos Energy Corporation. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying audited consolidated financial statements include the initial valuation of a non-monetary transaction with a customer, valuation of intangible assets for impairment analysis, allowance on accounts receivable and notes receivable, valuation of common stock warrants received in exchange for an asset sale, valuation of deferred tax assets, valuation of other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt, valuation of warrant liabilities, valuation of stock-based awards and the valuation of a minority interest in Sawgrass Parent. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of December 31, 2024 and 2023, the Company had balances in a financial institution which combined exceeded federally insured limits by approximately $5,422,404 and $1,948,794, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2024, four customers accounted for 34%, 31%, 13%, and 12% of revenues. For the year ended December 31, 2023, three customers accounted for 48%, 30%, and 11% of revenues. In all cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a rail inspection portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance, which is paid annually in advance with revenues recorded ratably over the contract period.

At December 31, 2024, three customers accounted for 73%, 17% and 10%, of accounts receivable. At December 31, 2023, two customers accounted for 83% and 11% of accounts receivable. Much of the credit risk is mitigated since all of the customers listed here are Class 1 railroads with a history of timely payments to us.

Geographic Concentration

Approximately 45% and 44% of revenue in 2024 and 2023, respectively, is generated from customers outside of the United States.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

The changes in level 3 valuations for the year ended December 31, 2024, was as follows:

December 31,
2024
December 31, 2023	$—
Issuance of Warrant liabilities	625,606
Change in fair value	(245,980)
Gain on extinguishment	(379,626)
$—

Accounts Receivable

On January 1, 2023, the Company adopted ASC 326, "Financial Instruments - Credit Losses". In accordance with ASC 326, an allowance for credit losses is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers.

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for credit losses. In determining the collections on the account, historical trends are evaluated, and specific customer issues are reviewed to arrive at appropriate allowances. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers.

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

The Company classifies inventory as a current asset when it is expected to be sold or utilized in production within the normal operating cycle, typically twenty-four months. Inventory that is determined to be slow-moving or not expected to be sold or utilized within the next twenty-four months is reclassified to non-current assets under Non-current inventory

The assessment of slow-moving inventory is based on historical sales trends, demand forecasts, and management’s judgment regarding market conditions. Once reclassified, the inventory is reviewed annually for impairment, and any necessary write-downs are recognized in the consolidated statement of operations.

As of December 31, 2024, the Company recognized an inventory write-off of $126,703. This write-off was primarily due to inventory that was deemed obsolete. The write-off was recorded as a reduction to the carrying value of inventory and recorded to general and administration as an expense in the period. The Company continuously evaluates the recoverability of its inventory. There are no material impacts on the Company's financial position as a result of the write-off.

For the year ended December 31, 2024, the Company reclassified $196,315 of inventory to non-current assets due to extended product cycles. This reclassification did not have a material impact on the Company’s financial position or results of operations.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment, and other long-lived assets, including finite-lived intangible assets, in accordance with FASB ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets”, which requires recognition of impairment of long-lived assets in the event there are indicators of impairment and the net book values of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Equity Method Investments

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated equity method investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective equity method investee and the Company’s share of the underlying equity of such equity method investee are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated equity method investees. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other-than-temporary event where our investment may not be recoverable.

On December 31, 2024, the Company entered into an Asset Management Agreement (the “AMA”), with New APR, an entity formed by affiliates of FIG. Under the AMA, Duos Energy will manage the deployment and operations of a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to New APR in connection with the assets. In exchange for services to be performed under the AMA, the Company received an initial cash payment and common units in Sawgrass Parent. While the Company has board representation in Sawgrass Parent, its common units are non-voting and the Company does not control the board of directors of Sawgrass Parent.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Where the Company has an interest in a Variable Interest Entities (“VIE”) it will consolidate any VIE in which the Company has a controlling financial interest and deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both of the characteristics are met, the Company is considered to be the primary beneficiary and therefore will consolidate that VIE into the consolidated financial statements.

Investments in partnerships, unincorporated joint ventures and LLCs that maintain specific ownership accounts for each investor are excluded from the scope of ASC 323-10. However, ASC 323-30 provides guidance on applying the criteria for equity method accounting to investments in partnerships, unincorporated joint ventures and LLCs. When an investor in a partnership, unincorporated joint venture or LLC has the ability to exercise significant influence over that investment, it should apply the equity method (ASC 323-10) by analogy (ASC 323-30-25-1).

Sawgrass Parent is deemed to be a VIE and the Company holds a 5% interest in the Parent and an interest in the subsidiary New APR through the AMA, both of which are considered variable interests. However, the Company does not represent the primary beneficiary as it does not possess the ability to direct the activities that most significantly impact the economic performance of Sawgrass Parent. Accordingly, the Company does not consolidate Sawgrass Parent. Due to the Company’s interest in Sawgrass Parent, it was determined that the Company has significant influence over Sawgrass Parent. Therefore, the Company accounts for its investment in Sawgrass Parent as an Equity Method Investment.

The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value of the equity method investment as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. The Company will initially record the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024.

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized during the year ended December 31, 2024.

Product Warranties

The Company has a 90-day warranty period for materials and labor after final acceptance of a project. If any parts are defective they are replaced under our vendor warranty which is usually 12 to 36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of December 31, 2024 and 2023, the warranty costs have been de-minimis, therefore no accrual of warranty liability has been made.

Loan Costs

Loan costs paid to lenders, or third parties are recorded as debt discounts to the related loans and amortized to interest expense over the loan term.

Sales Returns

Our systems are sold as integrated systems and there are no sales returns allowed.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

Revenue is recognized by evaluating our revenue contracts with customers based on the five-step model under ASC 606:

1.	Identify the contract with the customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to separate performance obligations; and

5.	Recognize revenue when (or as) each performance obligation is satisfied.

The Company generates revenue from four sources:

(1)	Technology Systems

(2)	AI Technologies

(3)	Technical Support

(4)	Consulting services including revenues from the AMA agreement which begins in January 2025

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

Consulting Services

The Company’s consulting services business generates revenues under contracts with customers from four sources: (1) Professional Services (consulting and auditing and including revenues from the AMA agreement which begins in January 2025); (2) Software licensing with optional hardware sales; (3) Customer service training and (4) Maintenance/support.

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

Cost of Revenues

Cost of revenues primarily includes inventory, shipping, certain fixed labor and overhead and allocated depreciation and amortization as applicable.

Advertising

The Company expenses the cost of advertising. During the years ended December 31, 2024 and 2023, there were no advertising costs.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2024, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2021, 2022 and 2023 remain open for potential audit.

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

At December 31, 2024, there were (i) an aggregate of 0 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 606,452 shares of common stock, (iii) 433,000 common shares issuable upon conversion of Series D Convertible Preferred Stock, (iv) 5,172,416 common shares issuable upon conversion of Series E Convertible Preferred Stock, and (v) 0 common shares issuable upon conversion of Series F Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $10,764,457 for the year ended December 31, 2024. During the same period, cash used in operating activities was $3,488,687. The working capital deficit and accumulated deficit as of December 31, 2024, were $8,002,361 and $74,368,009, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was principally due to a lack of working capital prior to securities underwritten offerings and private placements which were completed during 2022, 2023, 2024 and 2025 as well.

As previously noted, the Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Preferred Stock. Additionally, in the first and second quarters of 2024, the Company raised gross proceeds of $2,995,002 from the issuance of a combination of Series D and E Preferred Stock (See Note 14). The Company successfully raised approximately $3,544,689 in gross proceeds through its At-The-Market (ATM) offering program in 2024 and secured an additional $3,954,940 in gross proceeds during the first two months of 2025. Additionally, during the second quarter of 2025, the Company will again have access to its S-3 “shelf registration” statement allowing the Company to sell additional securities. At the time of this document, the Company estimates that it will have available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business in the event that revenues from its recently executed AMA with New APR do not provide sufficient cash flow to support operations. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

In addition, management has taken and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, with the combination of commercial sales success, coupled with an S-3 shelf registration availability starting in the second quarter of 2025, it will have sufficient working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen growth in its contracted backlog as well as significant, positive signs from new commercial projects that indicate improvements in future revenues.

Management believes that, at this time, the conditions in our traditional market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported could put a strain on our cash reserves. However, the anticipated steady cashflow from the AMA and the ability to raise capital via its shelf registration indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We expect to continue executing the plan to grow our business and achieve profitability as previously discussed. The Company may selectively look at opportunities for fundraising in the future including potential debt offerings to support asset acquisition. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2024 and will continue in 2025 and beyond. As a result, we expect to generate sufficient revenue and to attain profitable operations with minimal cash use in the next 12-18 months. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Accounts receivable	$479,478	$1,462,463
Allowance for credit losses	(76,037)	—
Accounts Receivable, net	$403,441	$1,462,463

The Company recorded bad debt expense in the amount of $76,037 and zero for the years ended December 31, 2024 and December 31, 2023, respectively.

A summary of the activity related to our allowance for credit losses during the year ended December 31, 2024 is summarized below.

Amounts
Allowance for doubtful accounts, beginning balance	$—
Allowance for doubtful accounts provision	(76,037)
Less recoveries	—
Allowance for doubtful accounts, ending balance	$(76,037)

NOTE 4 – INTANGIBLE ASSET

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

On the contract inception date, the Company also recorded an immediate amortization of the intangible asset of $199,008 related to the pre-contract costs incurred relating to a pilot program for this contract and recorded deferred revenue of $11,161,428 as contract liabilities with a current and non-current component, and then immediately recognized $199,008 of this deferred revenue relating to the completed pilot program. The remaining deferred revenue is being recognized over the 5-year term.

In accordance with ASC 350-30-35-1, the amortization for the intangible asset is based on its useful life and the useful life of an intangible asset is the period over which it is expected to contribute directly or indirectly to the future cash flows of that entity. Accordingly, amortization of the intangible asset is recognized over the life of the contract of five years.

In accordance with ASC 350-30-35-14, an intangible asset that is subject to amortization shall be reviewed for impairment if the carrying amount of the asset is not recoverable and exceeds its fair value. There is no indication of impairment at December 31, 2024.

Intangible asset at December 31, 2024 and December 31, 2023 consists of:

	December 31,	December 31,
	2024	2023
Intangible Asset, gross	$11,161,428	$—
Accumulated Amortization	(1,569,310)	—
Intangible Asset, net	$9,592,118	$—

Amortization of the intangible asset during the years ended December 31, 2024 and December 31, 2023, was $1,569,310 and zero , respectively.

The future amortization of the intangible asset is as follows:

Calendar Year	Amount
2025	$2,192,484
2026	2,192,484
2027	2,192,484
2028	2,192,484
2029	822,182
Total Intangible Asset Amortization	$9,592,118

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 5: CASH ADVANCE PAYMENT – SAWGRASS HOLDINGS LLC

Amount
Cash	$5,000,000
Contract liabilities, current	(5,000,000)
Net Statement of operations impact	$—

In December 2024, the Company entered into a series of contracts with Fortress under which the Company will deploy and operate a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to New APR in connection with the assets. In exchange for services performed under the Asset Management Agreement (“AMA”), the Company received an advance cash payments and common units in Sawgrass Parent (see Note 9). The Company will account for the arrangement with New APR as Revenue from contracts with customers. New APR advanced the Company $5.0 million in cash upon execution of the contract, which will be applied ratably on a monthly basis against amounts incurred under the AMA for a period of 12 months in 2025. In the event that the AMA is terminated within the first 12 months, any balance remaining of the advanced funds would be credited in full to Duos.

The advanced consideration does not provide the benefit of financing as the cash will be consumed within the first year of the contract to align the interests of both parties under the AMA. As of December 31, 2024, deferred revenue under the arrangement was $5.0 million, comprised of the $5.0 million advance payment. The Company did not recognize any revenue under the AMA during the year ended December 31, 2024.

NOTE 6 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Furniture and Fixtures	$132,018	$132,018
Tools and Equipment	1,569,034	1,291,673
Leasehold Improvements	298,004	298,004
Construction in Progress	2,099,493
Internal Use Software	381,441	381,441
	4,479,990	2,103,136
Accumulated Depreciation	(1,708,211)	(1,376,629)
Property, Equipment and Software, net	$2,771,779	$726,507

	December 31, 2024	December 31, 2023
Internal Use Software consisted of the following:
Internal Use Software	$381,441	$381,441
Accumulated depreciation	(225,429)	(133,149)
Internal Use Software, net	$156,012	$248,292

	December 31, 2024	December 31, 2023
Depreciation Expense:
Property and equipment, excluding internal use software	$239,302	$315,686
Internal Use Software amortization expense	92,280	84,328

The following is a schedule of estimated future amortization expense of internal use software at December 31, 2024:

2025	$97,340
2026	58,672
2027	—
$156,012

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 7 – PATENTS AND TRADEMARKS

	December 31, 2024	December 31, 2023
Patents	$405,007	$395,472
Accumulated Amortization	(277,707)	(266,332)
Patents and trademarks, net	$127,300	$129,140

Amortization expense in 2024 and 2023 was $11,375 and $9,920, respectively.

NOTE 8 – SOFTWARE DEVELOPMENT COSTS

	December 31, 2024	December 31, 2023
Software Development	$796,807	$721,309
Construction in Progress	72,872	148,371
Accumulated amortization	(466,296)	(216,842)
Software Development, net	$403,383	$652,838

The following is a schedule of estimated future amortization expense of software development costs at December 31, 2024:

2025	$246,676
2026	108,894
2027	47,813
$403,383

Amortization of software development costs for the years ended December 31, 2024 and 2023 was $249,454 and $140,267, respectively.

NOTE 9 – EQUITY INVESTMENT – SAWGRASS APR HOLDINGS LLC

December 31, 2024
Equity Investment - Sawgrass APR Holdings LLC	$7,233,000

At the close of business December 31, 2024, Duos Energy Corporation, a subsidiary, executed an AMA with New APR to manage its operations. The Company’s CEO is also the CEO of New APR and the operations of New APR are housed in the same facility as the Company in Jacksonville Florida.

The Company was issued a 5% non-voting ownership interest in Sawgrass Parent, in the form of 25,882,353 common units, which is accounted for using the equity method. The Company determined the equity method was appropriate since Sawgrass Parent is considered a related party due to common management and the Company can exert significant influence over the operations of New APR.

The Company concluded that the arrangement with New APR is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration under ASC 606-10-32-31. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of an equity method investment asset and $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA and did not recognize any equity in net loss of the investee.

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized during the year ended December 31, 2024.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 10 – DEBT

Notes Payable – Insurance Premium Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	December 31, 2024		December 31, 2023
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$13,002	8.00%	$39,968	6.24%
Third Party - Insurance Note 2	4,070	—	2,008	—
Third Party - Insurance Note 3	—	—	—	—
Total	$17,072		$41,976

The Company entered into an agreement on April 15, 2023 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $142,734, secured by that policy with an annual interest rate of 8.00% and payable in 11 monthly installments of principal and interest totaling $13,501. The Company renewed its agreement on April 15, 2024 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $154,338, secured by that policy with an annual interest rate of 8.25% and payable in 10 monthly installments of principal and interest totaling $16,023. At December 31, 2024 and December 31, 2023, the balance of Insurance Note 1 was $13,002 and $39,968, respectively.

The Company renewed its agreement on February 3, 2023 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,140, and payable in 12 monthly installments of $2,012. The Company renewed its agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,480, and payable in 12 monthly installments of $2,040. At December 31, 2024 and December 31, 2023, the balance of Insurance Note 2 was $4,070 and $2,008, respectively.

The Company entered on February 2, 2023 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $293,520 with a down payment paid in the amount of $125,690. The Company received a refund in October 2024 in the amount of $30,433 as a result of the annual audit of the policy resulting in the refund being applied to the outstanding balance. The Company renewed its agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $245,798 with a down payment paid in the amount of $84,473 in the first quarter of 2024 and ten monthly installments of $20,166. At December 31, 2024 and December 31, 2023, the balance of Insurance Note 3 was $0 and $0, respectively.

Notes Payable, Related Parties

On July 22, 2024, the Company and Duos Edge entered into secured promissory notes (the “Notes”) with two institutional investors in the Company, 21 April Fund LP and 21 April Fund Ltd. These investors own more than 10% of the outstanding shares and are therefore considered related parties. The principal amounts of the Notes are $1,520,000 for the Note issued to 21 April Fund Ltd. and $680,000 for the Note issued to 21 April Fund LP. The Notes bear interest at an annual rate of 10% and the principal and any accrued interest on the Notes are due on December 30, 2025. The Company has guaranteed all of Duos Edge’s obligations pursuant to the Notes.

As security for the Notes, Duos Edge AI granted a first priority security interest in the equipment installed, as well as all revenues from such equipment and the Company pledged all proceeds from the sale of shares of Common Stock under its ATM facility. All of the pledged revenues from the equipment and the ATM facility are deposited in a blocked account and used solely to repay the Notes until they are repaid in full. In November 2024, the Company obtained the lenders’ consent waiving the requirement to deposit ATM proceeds in a separate blocked account and to utilize the ATM proceeds for general corporate purposes, provided that any such amounts must be deposited in the blocked account on or prior to December 1, 2025. The Notes may be prepaid without any prepayment penalties, provided that any prepayments shall be made proportionately to each Note.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

This transaction is accounted for in accordance with ASC 470, which provides guidance on the accounting for debt and debt modifications. The Company is in compliance with all covenants and conditions associated with the Notes as of December 31, 2024.

As of December 31, 2024, the carrying amount of the Notes is classified as a current liability on the Company's consolidated balance sheet. The company accrued interest of $98,247 for the six months ended December 31, 2024 with regard to the Notes.

In connection with the Notes, the Company issued warrants to purchase 92,727 shares of Common Stock to 21 April Fund LP and 207,273 shares of Common Stock to 21 April Fund Ltd. The warrants had an exercise price of $3.00 and were exercisable at any time on or prior to the close of business on the five-year anniversary of the original issuance date of July 22, 2024. The warrants contained a fundamental transaction provision whereby the Company might have to make a cash payment to the warrant holder on a fundamental transaction trigger date. Accordingly, the warrants met the criteria to be accounted for as a derivative liability instrument.

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

The promissory Notes Payable at December 31, 2024 were as follows:

Notes Payable	$2,200,000
Unamortized Discount	(441,604)
Notes Payable, net	$1,758,396

Amortization of the discount from the Note date of July 22, 2024 through December 31, 2024 was $184,002 which is included in interest expense.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

The Company used the following assumptions in determining the fair value of the warrant liabilities:

	Upon Grant		Upon Exercise
	21 April Fund LP	21 April Fund Ltd	21 April Fund LP	21 April Fund Ltd
Date of Grant (Exercise)	July 22, 2024	July 22, 2024	September 19, 2024	September 19, 2024
Note Value	$—	$—	$—	$—
Issue (Exercise) Stock Price	$2.77	$2.77	$2.49	$2.49
Strike	$3.00	$3.00	$2.61	$2.61
Share Equivalents	92,727	207,273	92,727	207,273
Strike Price discount	0%	0%	0%	0%
Expected Remaining Term (Years)	5.00	5.00	4.84	4.84
Historical Volatility	52%	52%	58%	58%
Expected Volatility	100%	100%	58%	58%
Dividend Yield	0%	0%	0%	0%
Annual Rate of Quarterly Dividends	$0.000	$0.000	$0.000	$0.000
Discount Rate - Bond Equivalent Yield	4.170%	4.170%	3.480%	3.480%

NOTE 11 – REVENUES AND CONTRACT ACCOUNTING

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

At December 31, 2024 and 2023, contract assets on uncompleted contracts consisted of the following:

	2024	2023
Cumulative revenues recognized	$9,916,761	$8,820,256
Less: Billings or cash received	(9,280,987)	(8,178,309)
Contract Assets	$635,774	$641,947

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

At December 31, 2024 and December 31, 2023, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	2024	2023
Billings and/or cash receipts on uncompleted contracts	$1,264,658	$1,264,658
Less: Cumulative revenues recognized	(861,024)	(199,976)
Contract liabilities, technology systems, current	$403,634	$1,064,682
Contract liabilities, services and consulting, current	11,401,384	601,561
Total contract liabilities, current	$11,805,018	$1,666,243
Total contract liabilities, services and consulting, non-current	$11,016,134	$—

Contract liabilities at December 31, 2023 were $1,666,243; of which $661,048 for technology systems and $601,560 in services and consulting have been recognized as of December 31, 2024.

The Company expects to recognize all current contract liabilities within 12 months from the respective consolidated balance sheet date. In May 2024, the Company recorded an initial deferred revenue as a contract liability in the amount of $11,161,428 of which $199,008 related to a pilot program was immediately recognized as revenue (See Note 4) and another $1,569,310 was recognized in 2024.. This contract liability resulted from a five-year contract with a customer where the Company received non-monetary consideration recorded as intangible assets (See Note 4) This transaction was accounted for under ASC 606-10-32-21 through ASC-606-10-32-24, Non-Cash Consideration. The performance obligations, which include various support and maintenance services will be recognized as revenue pro-rata over time during the five-year contract term. The current contract liabilities of $2,192,484 for just this contract as of December 31, 2024 relate to the portion of the contract value the Company expects to recognize pro-rata within the next twelve months. The non-current contract liabilities of $7,399,634 as of December 31, 2024 represent the portion of the contract value that is expected to be recognized pro-rata beyond the next twelve months. If the Digital Image License Agreement is terminated prior to the completion of the five-year term, then the customer will pay for the maintenance and support services annually in cash.

In December 2024, the Company entered into a series of contracts with Fortress under which the Company will deploy and operate a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to Sawgrass in connection with the assets. In exchange for services performed under the Asset Management Agreement (“AMA”), the Company received an advance cash payments and common units in Sawgrass (see Note 9). Sawgrass paid the Company $5.0 million in cash upon execution of the contract, which will be applied ratably on a monthly basis against amounts incurred under the AMA for a period of 12 months in 2025. In the event that the AMA is terminated within the first 12 months, any balance remaining of the advanced funds would be credited in full to Duos.
F-26

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

As of December 31, 2024, deferred revenue under the arrangement was $5.0 million, comprised of the $5.0 million advance payment. The Company did not recognize any revenue under the AMA during the year ended December 31, 2024.

The Company also concluded that the arrangement with Sawgrass is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA (see Note 9). During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. The Company initially recorded the equity method investment in Sawgrass of $7.2 million, equal to the fair value of the common units as of December 31, 2024.

As of December 31, 2024, the balance in contract liabilities pertaining to the non-monetary transaction agreement is as follows:

Calendar Year	Amount
2025	$2,192,484
2026	2,192,484
2027	2,192,484
2028	2,192,484
2029	822,182
Total Contract Liabilities	$9,592,118

The Company will fully recognize $5.0 million in revenue pertaining to the AMA during 2025.

As of December 31, 2024, the balance in contract liabilities pertaining to the value of the equity method interest will be recognized as revenue as follows:

Calendar Year	Amounts
2025	$3,616,500
2026	3,616,500
Contract Assets	$7,233,000

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

c. Technical Support (Operational support, asset management of power generation systems); and

d. Consulting Services (Predetermined algorithms to provide important operating information to the users of our systems).

2. We currently operate in North America including the USA, Mexico and Canada.

3. Our customers include rail transportation, and commercial.

4. Our technology systems and equipment projects fall into two types:

a. Transfer of goods and services over time.

b. Goods delivered at point in time.

5. Our services & maintenance contracts are fixed price and fall into two duration types:

a. Turnkey engineered projects and professional service contracts that are less than one year in duration and are typically one to two quarters in length; and

b. Maintenance and support contracts ranging from one to five years in length.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Quantitative:

For the Year Ended December 31, 2024

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets

North America	$5,696,931	$921,562	$—	$662,392	$7,280,885

Major Goods and Service Lines

Turnkey Projects	$2,252,357	$—	$—	$—	$2,252,357
Maintenance and Support	3,444,574	921,562	—	—	4,366,136
Algorithms	—	—	—	662,392	662,392
	$5,696,931	$921,562	$—	$662,392	$7,280,885

Timing of Revenue Recognition

Goods transferred over time	$2,252,357	$—	$—	$—	$2,252,357
Services transferred over time	3,444,574	921,562	—	662,392	5,028,528
	$5,696,931	$921,562	$—	$662,392	$7,280,885

Quantitative:

For the Year Ended December 31, 2023

Segments	Rail	Commercial	Government	Artificial Intelligence	Total
Primary Geographical Markets
North America	$6,261,748	$78,575	$11,353	$1,119,522	$7,471,198

Major Goods and Service Lines
Turnkey Projects	$3,616,334	$1,694	$—	$—	$3,618,028
Maintenance and Support	2,645,414	76,881	11,353	—	2,733,648
Data Center Auditing Services	—	—	—	—	—
Software License	—	—	—	—	—
Algorithms	—	—	—	1,119,522	1,119,522
	$6,261,748	$78,575	$11,353	$1,119,522	$7,471,198

Timing of Revenue Recognition
Goods transferred over time	$3,616,334	$1,694	$—	$—	$3,218,028
Services transferred over time	2,645,414	76,881	11,353	1,119,522	3,853,170
	$6,261,748	$78,575	$11,353	$1,119,522	$7,471,198

Segment Information

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

In 2024, the Company principally operated in one reportable segment related to the development and commercialization of technology solutions in the transportation and industrial sectors. The Chief Operating Decision Maker (“CODM”) for the Company is Mr. Chuck Ferry, the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The CEO evaluates financial performance regularly by comparing actual results with established budgets and forecasts.

The CEO assesses performance for the Company and decides how to allocate resources based on the aggregate net loss that is reported on the accompanying consolidated statement of operations as net loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021, and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021, and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. Per the contract, in the 18th month and every 12th month thereafter, the security deposit is reduced by $50,000 and now stands at $500,000. The right of use asset balance at December 31, 2024, net of accumulated amortization, was $4,028,698.

As of December 31, 2024, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 7.5 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Year Ended December 31,
	2024	2023
Lease cost:
Operating lease cost	$781,638	$781,638
Short-term lease cost	$21,909	$63,770

Other information:
Operating cash outflow used for operating leases	$779,087	$696,869
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	7.5 years	8.5 years

At December 31, 2024, future minimum lease payments due under the operating lease are as follows:

Amount
Calendar year:
2025	$798,556
2026	818,518
2027	838,984
2028	859,856
Thereafter	3,183,571
Total undiscounted future minimum lease payments	6,499,485
Less: Impact of discounting	(1,833,887)
Total present value of operating lease obligation	4,665,598
Current portion	(798,556)
Operating lease obligation, less current portion	$3,867,042

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Master Lease Agreement

On November 1, 2024, the Company entered into a Master Lease Agreement (“MLA”) for a total lease obligation of $2,662,282. The lease is structured with a repayment term of 66 months, with fixed monthly payments commencing on December 10, 2024. At the end of the lease term, the Company has the option to purchase the leased asset for $1.

In accordance with ASC 842, the lease is classified as a finance lease, as the $1 buyout option indicates a transfer of ownership. As a result, the Company has recorded a right-of-use asset and a corresponding lease liability on its balance sheet. Interest expense and amortization of the right-of-use asset will be recognized over the lease term. Management believes this lease structure supports the Company’s operational and financial objectives.

The following table shows supplemental information related to the MLA:

	Year Ended December 31,
	2024	2023
Lease cost:
Master Lease Agreement cost	$3,900	$—
Short-term lease cost	$367,451	$—

Other information:
Operating cash outflow used for operating leases	$3,900	$—
Weighted average discount rate	8.63%	—
Weighted average remaining lease term	5.4 years	—

At December 31, 2024, future minimum lease payments due under the MLA are as follows:

Amount
Calendar year:
2025	$367,451
2026	527,777
2027	527,777
2028	527,777
Thereafter	703,702
Total undiscounted future minimum lease payments	2,654,484
Less: Impact of discounting	(562,429)
Total present value of MLA obligation	2,092,057
Current portion	(367,451)
MLA, less current portion	$1,724,604

Executive Severance Agreement

Pursuant to a separation agreement with Gianni Arcaini, our former Chief Executive Officer and Chairman of the Board (the “Separation Agreement”), Mr. Arcaini’s employment with the Company ended on September 1, 2020 (“Separation Date”). The Separation Agreement provided that he would receive separation payments over a 36- month period equal to his base salary plus $75,000 as well as certain limited health and life insurance benefits. The Separation Agreement also contained confidentiality, non-disparagement and non-solicitation covenants and a release of claims by Mr. Arcaini. In accordance with the Separation Agreement, the Company paid to Mr. Arcaini the total sum of $747,788. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company continued to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. On November 21, 2024, the Company paid Mr. Arcaini a further $23,890 to settle a dispute concerning certain benefits that were claimed by him as part of the separation agreement. As a condition of this payment, Mr. Arcaini forfeited all of his equity in the Company consisting of 100,716 non-qualified stock options granted under the 2016 Equity Incentive Plan.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 13 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets (liabilities) at December 31, 2024 and 2023 consist of net operating loss carryforwards and differences in the book basis and tax basis of intangible assets.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
Income tax benefit at U.S. statutory rate of 21%	$(2,260,536)	$(2,360,761)
State income taxes	(387,520)	(404,702)
Non-deductible expenses	164,156	271,648
Change in valuation allowance	2,483,901	2,493,815
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Deferred Tax Asset (Liability):
Net operating loss carryforward	$15,313,305	$12,318,836
Intangible assets	(537,017)	(84,823)
Allowance for bad debt	(58,375)	—
Gross deferred tax assets	14,717,913	12,234,013
Valuation allowance	(14,717,913)	(12,234,013)
Net deferred tax assets	$—	$—

The gross operating loss carryforward was approximately $62,249,209 and $50,076,569 at December 31, 2024 and 2023, respectively. The Company provided a valuation allowance equal to the net deferred income tax assets for the years ended December 31, 2024, and 2023 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $2,483,900 in 2024.

The potential tax benefit arising from the net operating loss carryforward of $4,357,876 from the period prior to January 1, 2018, will expire in 2037. The potential tax benefit arising from the net operating loss carryforward of $10,360,037 generated after January 1, 2018 can be carried forward indefinitely within the annual usage limitations.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2023, 2022 and 2021 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 14 – STOCKHOLDERS’ EQUITY

2016 Equity Plan

We maintained the 2016 Equity Incentive Plan (the “2016 Plan”) for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The 2016 Plan terminated pursuant to its terms on December 31, 2020, although all outstanding awards on such date continue in full force and effect.

2021 Equity Plan

On May 12, 2021, the Board adopted, with shareholder approval as of July 15, 2021, the 2021 Equity Incentive Plan (the “2021 Plan”) providing for the issuance of up to 1,000,000 shares of our Common Stock. On September 30, 2024, the shareholders approved an increase in the shares of Common Stock available under the 2021 Plan to 2,500,000 and beginning as of February 1, 2025, and for each February 1st thereafter to the greater of 2,500,000 or a number of shares based on a formula tied to the Company’s fully diluted common equivalent share capitalization, excluding warrants and options. The purpose of the 2021 Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our shareholders.

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

Grant of Awards; Shares Available for Awards

The 2021 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. We had reserved a total of 1,000,000 shares of Common Stock for issuance as or under awards to be made under the 2021 Plan. In accordance with shareholder approval received at the meeting held on September 30, 2024, the total reserved shares as of February 1, 2025 amount to 2,905,334, calculated using a formula based on the Company’s fully diluted common equivalent share capitalization, excluding warrants and options. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2021 Plan.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

Stock Appreciation Rights

An SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying Common Stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, stock options granted under the 2021 Plan. An SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the Common Stock option granted in tandem with an SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. An SAR that is not granted in tandem with a stock option is exercisable at such times as the Compensation Committee may specify.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders would be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of December 31, 2024 and December 31, 2023, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

The Company’s Board of Directors designated 5,000 shares as the Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). Each share of the Series C Convertible Preferred Stock had a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock had 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series C Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $5.50 (subject to adjustment). The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series C Preferred Stock elected the 19.99% Beneficial Ownership Limitation. As of December 31, 2024 and December 31, 2023, respectively, there are zero and zero shares of Series C Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Series D Convertible Preferred Stock

On September 28, 2022, the Company amended its articles of incorporation to designate 4,000 shares as the Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”). Each share of the Series D Convertible Preferred Stock has a stated value of $1,000. The holders of the Series D Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series D Convertible Preferred Stock has 333 votes (subject to standard anti-dilution adjustment); provided that in no event may a holder of Series D Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series D Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment to $2.61). The Company shall not effect any conversion of the Series D Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series D Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All but one of the holders of the Series D Preferred Stock elected the 19.99% Beneficial Ownership Limitation. The Company shall reserve and keep available out of its authorized and unissued Common Stock, solely for the issuance upon the conversion of the Series D Convertible Preferred Stock, such a number of shares of Common Stock as shall from time to time be issuable upon the conversion of all of the shares of the Series D Convertible Preferred Stock then outstanding. Additionally, the Series D Convertible Preferred Stock does not have the right to dividends and in the event of an involuntary liquidation, the Series D shares shall be treated as a pro rata equivalent of common stock outstanding at the date of the liquidation event and have no liquidation preference.

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

At the Annual Meeting on May 16, 2023, the stockholders approved the convertibility of the Series D Preferred Stock into common stock.

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

In April, May, July and October of 2024, 870 outstanding shares of Series D Convertible Preferred Stock were converted into 290,002 shares of common stock. As of December 31, 2024, and 2023, there were 1,299 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Series E Convertible Preferred Stock

The Company’s Board of Directors has designated 30,000 shares as the Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock”). Each share of the Series E Convertible Preferred Stock has a stated value of $1,000. The holders of the Series E Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Convertible Preferred Stock has 333 votes (subject to adjustment); provided that in no event may a holder of Series E Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation. Each share of Series E Convertible Preferred Stock is convertible at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which was $3.00 (subject to adjustment) (see adjustment below to $2.61). The Company shall not effect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All but one of the holders of the Series E Preferred Stock elected the 19.99% Beneficial Ownership Limitation.

The Company on March 27, 2023 entered into a Securities Purchase Agreement (the “Purchase Agreement”) with existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,000 shares of a newly authorized Series E Convertible Preferred Stock at a price of $1,000 per share, and the Company received proceeds of $4,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

The existing investors’ Purchase Agreement also provided that the Company would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement) on or prior to December 31, 2023 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Convertible Preferred Stock without the consent of the Purchaser.

On November 9, 2023, the Company entered into a Securities Purchase Agreement (the “November Purchase Agreement”) with existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 2,500 shares of Series E Convertible Preferred Stock, at a price of $1,000 per share, and the Company received proceeds of $2,500,000.

The November Purchase Agreement also provided that the Company would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the November Purchase Agreement) on or prior to June 30, 2024 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Convertible Preferred Stock (which was $3.00 per share) without the consent of the Purchasers. If the Company sold shares less than the conversion price, with the consent of purchasers, then the Series E conversion price would be amended to that lower share price. This provision had not been triggered as of June 30, 2024.

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

On September 19, 2024, the conversion rate of the Series E Convertible Preferred Stock was lowered to $2.61 from $3.00 per share based on the down round protection provision triggered by the warrants induced exercise price of $2.61 per share. This will lead to the issuance of an additional 678,640 shares of common stock upon the conversion of the preferred shares.

In October of 2024, 125 outstanding shares of the Series E Convertible Preferred Stock were converted into 47,892 shares of common stock. As of December 31, 2024, and December 31, 2023, respectively, there were 13,500 and 11,500 shares of Series E Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

Series F Convertible Preferred Stock

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

On August 2, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with existing, accredited investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 5,000 shares of a newly authorized Series F Convertible Preferred Stock (the “Series F Convertible Preferred Stock”), and the Company received proceeds of $5,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

The Company also agreed that it would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement relating to the Series F Preferred Stock) on or prior to December 31, 2023 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series F Preferred Stock without the consent of the holders. As a result of that agreement, upon the issuance of 2,500 shares of Series E Preferred Stock (which had a conversion price of $3.00 per share) on November 10, 2023, the holders exchanged their 5,000 shares of Series F Preferred Stock for 5,000 shares of Series E Preferred Stock. All of the shares of Series F Preferred Stock thereupon were cancelled with zero shares now outstanding.

As of December 31, 2024, and December 31, 2023, respectively, there were zero and zero shares of Series F Convertible Preferred Stock issued and outstanding.

Common stock issued

2024 Transactions

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

During the three months ended June 30, 2024, the Company issued an aggregate of 38,530 shares of common stock through its At-The-Market (ATM) offering program, generating total net proceeds of $115,563.

During the three months ended June 30, 2024, the Company issued 15,041 shares of common stock for payment of board fees to four directors in the amount of $42,500 for services to the board which was expensed during the three months ended June 30, 2024. The volume-weighted average price (VWAP) per share used to value the services is $2.83.

On June 30, 2024, the Company issued 38,041 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $87,348 for the six months ended June 30, 2024 which represented a purchase price of approximately $2.30 per share and stock based compensation of $40,588 was recognized. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (see below).

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

During the three months ended September 30, 2024, the Company issued an aggregate of 28,514 shares of common stock through its At-The-Market (ATM) offering program, generating total net proceeds of $81,448.

On October 2, 2024, two holders of Series E Preferred stock converted an aggregate of 52 shares of Series E Preferred Stock into 19,922 shares of common stock.

On October 8, 2024, two holders of Series E Preferred Stock converted an aggregate of 73 shares of Series E Preferred Stock into 27,970 shares of common stock.

On October 24, 2024, a holder of Series D Preferred Stock converted 100 shares of Series D Preferred Stock into 33,334 shares of common stock.

On December 31, 2024, the Company issued 31,366 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $78,917 for the six months ended December 31, 2024 which represented a purchase price of approximately $2.52 per share and stock based compensation of $42,238 was recognized. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (see below).

During the three months ended December 31, 2024, the Company issued 7,182 shares of common stock for payment of board fees to four directors in the amount of $42,500 for services to the board which was expensed during the three months ended December 31, 2024. The volume-weighted average price (VWAP) per share used to value the services is $5.92.

During the three months ended December 31, 2024, the Company issued an aggregate of 751,613 shares of common stock through its At-The-Market (ATM) offering program, generating total gross proceeds of approximately $3,347,678.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

2023 Transactions

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

On June 30, 2023, the Company issued 65,561 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $117,048 for the six months ended June 30, 2023 and represented a purchase price of $1.79 per share and stock based compensation of $66,217 was recognized. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (see below).

During the three months ended September 30, 2023, the Company issued 7,910 shares of common stock for payment of board fees to four directors in the amount of $40,565 for services to the board which was expensed during the three months ended September 30, 2023. The volume-weighted average price (VWAP) per share used to value the services is $5.13

During the three months ended December 31, 2023, the Company issued 12,231 shares of common stock for payment of board fees to four directors in the amount of $37,500 for services to the board which was expensed during the three months ended December 31, 2023. The volume-weighted average price (VWAP) per share used to value the services is $3.06

On December 29, 2023, the Company issued 45,977 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $113,352 for the six months ended December 29, 2023 and represented a purchase price of $2.47 per share and stock based compensation of $70,434 was recognized. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (see below).

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

In the year ended December 31, 2024, the Company issued an aggregate of 69,407 shares of common stock related to two transactions. For the six months ended June 30, 2024, the employee contributions for the first ESPP tranche totaled $87,348 and represented a purchase price of $2.30 per share for 38,041 shares. For the six-month period beginning July 1, 2024 and ending December 31, 2024 the employee contributions for the second ESPP tranche totaled $78,917 and represented a purchase price of $2.52 per share for 31,366 shares.

In the year ended December 31, 2023, the Company issued an aggregate of 111,538 shares of common stock related to two transactions. For the six months ended June 30, 2023, the employee contributions for the first ESPP tranche totaled $117,048 and represented a purchase price of $1.79 per share for 65,561 shares. For the six-month period beginning July 1, 2023 and ending December 31, 2023 the employee contributions for the second ESPP tranche totaled $113,352 and represented a purchase price of $2.47 per share for 45,977 shares.

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2024 and 2023, was $26,154 and $573,441, respectively, for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant date fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2024, the total compensation cost for stock options that was not yet recognized was $64,034. This cost will be recognized over the remaining vesting term of the options ranging from 7 months to 1.0 year.

Treasury Stock

In August 2016, the Company’s Board of Directors approved a new class of Preferred Stock, “Series A”. For shareholders who invested in previous private placements, the Company was offering on a case-by-case basis, the ability to convert the existing amount invested into an equivalent amount in the Series A on the condition that they invest an equivalent additional amount in the Series A. In December of 2017, the Company redeemed all of the Series A and continues to hold 235 shares purchased for $148,000 as a part of the original transaction. In December 2018, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value. The Company purchased 84 shares at $7.00 per shares and 140 shares at $6.30 per share. In 2019, the Company entered into an agreement with two shareholders to purchase shares from them at fair market value. The Company purchased 115 shares at $10.08 per share and 753 shares at $9.09 per share. Accordingly, as of December 31, 2024, and 2023, the Company held 1,324 shares of Common Stock at an aggregate value of $157,452.

NOTE 15 – COMMON STOCK OPTIONS AND WARRANTS

Options

2024

The Company did not issue any new stock options in 2024. In the second quarter of 2024, a former employee forfeited 46,872 stock options upon leaving the Company. During the third quarter, three former employees forfeited a total of 81,837 stock options due to their departures. In the fourth quarter of 2024, the management team forfeited 551,898 stock options as a condition of entering into new employment agreements whereby they will be granted a total of 1,901,898 shares of restricted stock with 3-year cliff vesting to be granted in the first quarter of 2025. Additionally, in the fourth quarter of 2024, a former executive forfeited 100,716 stock options (see Note 12).

2023

During the second quarter of 2023, the Company’s Board of Directors granted 293,117 new stock options and in the fourth quarter granted a further 170,000 new stock options both with a strike price of $4.22 per share to 19 key employees and one contract employee. These options were awarded as a one-time award as a retention incentive and had a fair value of approximately $556,000 for the April 1, 2023 awards and approximately $172,000 for the December 1, 2023 award and carry a three-year vesting period. The issuance of these options generated stock option compensation expense in the year in the amount of $269,611 and a balance of unamortized stock option compensation expense of $458,389, that is being expensed over the following 2.0 years.

During the first quarter of 2023, two former staff members forfeited 1,608 non-qualified stock options as the options expired.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

During the third quarter of 2021, the shareholders approved the issuance of up to one million shares or share equivalents in the form of stock options for the purposes of share issuance for compensation to Board Members and grants to certain staff members for recruiting and retention. On August 5, 2021, the Company filed an S-8 registration statement in concert with the 2021 Equity Incentive Plan. The plan covers a period of ten years. Additional S-8 registrations were filed on October 9, 2024 and February 5, 2025. On September 30, 2024, the shareholders approved an increase in the shares of Common Stock available under the 2021 Plan to 2,500,000 and beginning as of February 1, 2025, and for each February 1st thereafter to the greater of 2,500,000 or a number of shares based on a formula tied to the Company’s fully diluted common equivalent share capitalization, excluding warrants and options.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	926,266	$5.74	3.3	$—
Granted	463,117	$4.22	4.35	—
Forfeited	(1,608)	$14.00	—	—
Outstanding at December 31, 2023	1,387,775	$5.23	3.0	—
Exercisable at December 31, 2023	581,324	$5.38	1.8	$—

Outstanding at December 31, 2023	1,387,775	$5.23	3.0	$—
Granted	—	$—	—	—
Forfeited	(781,323)	$5.17	—	—
Outstanding at December 31, 2024	606,452	$5.29	2.0	$514,394
Exercisable at December 31, 2024	442,445	$5.50	1.6	$296,145

The fair value of the incentive stock option grants for the years ended December 31, 2024 and 2023 were estimated using the following weighted- average assumptions:

	For the Years Ended December 31,
	2024	2023
Risk free interest rate	—	3.73%
Expected term in years	—	3.50
Dividend yield	—	—
Volatility of common stock	—	54% – 118%
Weighted average grant date fair value per option	$—	$1.57

Warrants

2024

On July 22, 2024, the Company and Duos Edge entered into secured promissory notes (the "Notes") with two institutional investors in the Company, 21 April Fund LP and 21 April Fund Ltd. The principal amounts of the Notes are $1,520,000 for the Note issued to 21 April Fund Ltd. and $680,000 for the Note issued to 21 April Fund LP. The Notes bear interest at an annual rate of 10% and the principal and any accrued interest on the Notes are due on December 30, 2025. The Company has guaranteed all of Duos Edge’s obligations pursuant to the Notes.

In connection with the Notes, the Company issued warrants to purchase 92,727 shares of Common Stock to 21 April Fund LP and 207,273 shares of Common Stock to 21 April Fund Ltd. The warrants had an exercise price of $3.00 and were exercisable at any time on or prior to the close of business on the five-year anniversary of the original issuance date of July 22, 2024. The warrants contained a fundamental transaction provision whereby the Company might have to make a cash payment to the warrant holder on a fundamental transaction trigger date. Accordingly, the warrants met the criteria to be accounted for as a derivative liability instrument.

On September 20, 2024, the Company made an offer, which was accepted, to two warrant holders to exercise 44,644 warrants with an expiration date of September 24, 2024 and with an original strike price of $7.70 per share. The warrants, which were granted on September 25, 2019 and in conjunction with a loan to the Company of $1 million for a term of 9 months, had been originally valued at $172,029 which amount had been fully amortized by the second quarter of 2020.

In conjunction with the extinguishment of the warrant liability, the Company agreed to modify the terms of the outstanding warrants. Specifically, the exercise price of the warrants was reduced from $7.70 to $2.61 per share of Common Stock. As a result of this modification, the fair value of the warrants on the date of the modification was recalculated to be approximately $615.

Upon the consummation of the extinguishment, the warrants were cancelled and rendered null and void. Consequently, any and all rights arising under the original warrant agreements were extinguished, and the Company shall no longer be required to reserve shares of Common Stock for issuance upon the exercise of these warrants. The Company received $116,521 in cash for the exercise which was recorded as additional paid in capital.

During the third quarter of 2024, the Company issued an aggregate of 344,644 shares of common stock, upon the exercise by 21 April Fund LP and 21 April Fund Ltd. (collectively, the “21 April Entities”) of warrants to purchase 104,647 and 239,997 shares of Common Stock, respectively. In connection with such exercise, the Company and the 21 April Entities agreed to reduce the exercise price of the warrants to $2.61 per share, and to remove any “blocker” or similar provisions in the warrants. The Company received $899,521 upon the exercise. As of December 31, 2024, there are no warrants outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

2023

During the first and fourth quarters of 2023, warrants held by 48 holders representing 102,947 shares expired. All of the expired warrants can no longer be exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	80,091	$8.63	0.8	—
Warrants expired, forfeited, cancelled or exercised	(102,947)	$—	—	—
Warrants issued	—	$—	—	—
Outstanding at December 31, 2023	44,644	$7.70	0.7	—
Exercisable at December 31, 2023	44,644	$7.70	0.7	—

Outstanding at December 31, 2023	44,644	$7.70	0.7	—
Warrants expired, forfeited, cancelled or exercised	(344,644)	$—	—	—
Warrants issued	300,000	$3.00	4.47	—
Outstanding at December 31, 2024	—	$—	—	—
Exercisable at December 31, 2024	—	$—	—	—

NOTE 16 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the year ended December 31, 2024, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the year ended December 31, 2024, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $214,347.

NOTE 17 – RELATED PARTY TRANSACTIONS

Frank Lonegro serves on the Board of Directors and is a member of the Audit Committee. Mr. Lonegro is the Chief Executive Officer of Landstar System, Inc. (“Landstar”), based in Jacksonville, Florida. The Company has previously utilized Landstar for shipping services including transporting large items. Most recently, Landstar was the designated vendor involved in shipping an Edge Data Center to an Amtrak site in Secaucus, New Jersey. Mr. Lonegro was not involved in the selection of his company by the Company, with whom there was an existing relationship pre-dating Mr. Lonegro’s appointment to the Board of the Company. Mr. Lonegro did not participate in any Board discussions or votes relating to the selection of Landstar nor approval of the transactions with Landstar. The terms of these transactions were reviewed and approved by the management team. For the years ended December 31, 2024 and December 31, 2023, the Company expensed $64,686 and $33,812, respectively. As of December 31, 2024 and December 31, 2023, the amounts owed were $21,674 and $395, respectively, and are included in accounts payable in the accompanying balance sheets.

In the fourth quarter of 2022, the Company elected to not renew a support contract with an existing customer due to a change in focus by the Company away from its Integrated Correctional Automation System (“iCAS”) business and the limited amount of revenue expected from that business going forward. On June 29, 2023, the Company completed a transaction whereby it sold assets related to its iCAS business and a recommendation to that customer to engage with the eventual buyer going forward. The transaction was completed with a third-party buyer of which the Company’s then former and now current Chief Financial Officer is a director. The former officer, who was rehired as our CFO in May of 2024, did not participate in the transaction on behalf of the Company which was negotiated by the CEO (see Note 18).

In late 2024, Duos engaged with FIG to assist in FIG’s purchase of approximately 850 Mega Watts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation (“balance of plant”). In late November 2024, Sawgrass Buyer LLC, an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, “APR”). Chuck Ferry, our CEO, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024. At Closing, Sawgrass Buyer LLC entered into an Asset Management Agreement (“AMA”) with the Company under which a substantial portion of Company staff, including certain members of the management team (including Mr. Ferry), would oversee operations of Sawgrass Buyer LLC. The AMA term is two years and subject to customary cancellation provisions. At Closing, the Company also received a 5% non-voting equity ownership interest in Sawgrass APR Holdings, LLC (“Sawgrass Parent”), the ultimate parent company of Sawgrass Buyer LLC. As part of the transaction, certain members of the Company’s management team, including Charles Ferry, Duos’ Chief Executive Officer, and Christopher King, Duos’ Chief Operating Officer, will serve in similar positions with the New APR in addition to their roles at the Company. Mr. Ferry will also be Executive Chairman and a member of the Board of New APR. Mr. Goldfarb, the Company’s CFO, will be an observer on the board of New APR but will have no Executive role or management responsibilities at the new entity. The Company will continue to pay the full compensation for Mr. Ferry, Mr. King and one other employee, with APR covering 50% of that cost.

In 2024, the Company borrowed $2,200,000 from two lenders that are related parties because together they hold more than 10% of the Company’s voting common stock. (See Note 10).

NOTE 18 – SALE OF ASSETS

On June 29, 2023, the Company completed a transaction whereby it sold assets related to its Integrated Correctional Automation System (iCAS) business with a single customer. In the fourth quarter of 2022, the Company elected to not renew a support contract due to the limited nature of the business. The transaction was completed with a third-party buyer of which the Company’s then former Chief Financial Officer and now Current Chief Financial Officer is a director. Said then former officer did not participate in the transaction on behalf of the Company.

The assets of the iCAS business were sold for a convertible promissory note with a principal amount of $165,000 with a 10% original issue discount as well as common stock purchase warrants. The note matures in 2 years from the date of sale and is convertible immediately through the later of the maturity date or payment by the borrower of the default amount, as defined in the note, into shares of the buyer’s common stock at a conversion price of $0.003 or 55,000,000 shares. The conversion of the note carries restrictions which include limiting conversion to the extent it would not exceed 4.99% of the common stock outstanding of the buyer. The convertible promissory note is subject to standard anti-dilution provisions.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

The Company regularly assesses the collectability of its outstanding note receivable and establishes an allowance for credit losses based on historical collection trends, the financial condition of counterparties, and current market conditions. In the year ended December 31, 2024, the Company recorded an allowance in the amount of $161,250 against the note receivable to reflect management’s estimate of the portion of the balance that may not be collectible. This allowance is recorded as a reduction to note receivable on the consolidated balance sheet and as a charge to bad debt expense in the consolidated statement of operations. The Company will cease accrual of interest income on this note prospectively.

The note receivable was recorded as follows on December 31, 2024:

December 31, 2024
Convertible note receivable	$165,000
Less allowance on note receivable	(161,250)
Less unamortized discount	(3,750)
Convertible note receivable, net	$—

NOTE 19 – SUBSEQUENT EVENTS

Effective January 1, 2025, the Company issued restricted stock awards to its executive leadership team as a condition of entering into new employment agreements whereby they were granted a total of 1,901,898 shares of restricted stock with 3-year cliff vesting.

On February 5, 2025, a holder of our Series D Preferred Stock converted 300 shares of Series D Preferred Stock into 100,000 shares of Common Stock.

On February 26, 2025, the Company made a $500,000 payment toward the principal balance of the secured promissory notes entered into with 21 April Fund LP and 21 April Fund Ltd. on July 22, 2024. On March 27, 2025, the Company made a second payment of $500,000 toward the principal balance of the secured promissory notes. These payments reduce the outstanding principal obligations and were made in accordance with the terms of the Notes.

Subsequent to the balance sheet date, through March 31, 2025, certain employees exercised stock options to acquire a total of 27,712 shares of the Company’s common stock, generating total net proceeds of approximately $107,550. The exercises were made pursuant to the Company’s 2016 and 2021 Equity Incentive Plan and were conducted in accordance with the applicable terms of the plan and the individual award agreements.

Subsequent to the balance sheet date, through March 31, 2025 the Company issued an aggregate of 633,683 shares of common stock at a weighted average price of $6.24 per share through its At-The-Market (ATM) offering program, generating total net proceeds of approximately $3,836,032.

