Form 10-Q
period 2025-03-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2025-05-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 9, 2025, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 11,653,905.

SIGNATURES	44

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,799,281	$6,266,296
Accounts receivable, net	215,060	109,007
Accounts receivable, net - related parties	1,760,625	294,434
Contract assets	700,458	635,774
Inventory	520,122	605,356
Prepaid expenses and other current assets	468,252	176,338
Note receivable, net	—	—

Total Current Assets	7,463,798	8,087,205

Inventory - non current	196,315	196,315
Property and equipment, net	3,300,754	2,771,779
Operating lease right of use asset - Office Lease	3,937,256	4,028,397
Financing lease right of use asset - Edge Data Centers	1,943,547	2,019,180
Security deposit	500,000	500,000

OTHER ASSETS:
Equity Method Investment - Sawgrass APR Holdings LLC	7,233,000	7,233,000
Intangible Asset, net	9,043,996	9,592,118
Patents and trademarks, net	133,714	127,300
Software development costs, net	334,960	403,383
Total Other Assets	16,745,670	17,355,801

TOTAL ASSETS	$34,087,340	$34,958,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$698,518	$969,822
Notes payable - financing agreements	129,914	17,072
Accrued expenses	451,130	373,251
Operating lease obligation - Office Lease -current portion	803,536	798,556
Financing lease obligation - Edge Data Centers - current portion	487,695	367,451
Notes payable, net of discount - related parties	1,027,707	1,758,396
Contract liabilities, current	3,001,352	3,188,518
Contract liabilities, current – related parties	7,366,500	8,616,500

Total Current Liabilities	13,966,352	16,089,566

Contract liabilities, less current portion	6,851,513	7,399,634
Contract liabilities, less current portion – related parties	2,712,375	3,616,500
Operating lease obligation - Office Lease, less current portion	3,767,106	3,867,042
Financing lease obligation - Edge Data Centers, less current portion	1,638,040	1,724,604

Total Liabilities	28,935,386	32,697,346

Commitments and Contingencies (Note 8)

STOCKHOLDERS' EQUITY:

Preferred stock: $0.001 par value, 10,000,000 authorized, 9,441,000 shares available to be designated Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 and 0 issued and outstanding at March 31, 2025 and December 31, 2024, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at March 31, 2025 and December 31, 2024, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at March 31, 2025 and December 31, 2024, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share,4,000 shares designated; 999 and 1,299 issued and outstanding at March 31, 2025 and December 31, 2024, respectively, convertible into common stock at $3.00 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 13,500 and 13,500 issued and outstanding at March 31, 2025 and December 31, 2024, respectively, convertible into common stock at $2.61 per share	14	14
Series F convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at March 31, 2025 and December 31, 2024, respectively, convertible into common stock at $6.20 per share	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized,11,655,229 and 8,922,576 shares issued, 11,653,905 and 8,921,252 shares outstanding at March 31, 2025 and December 31, 2024, respectively	11,654	8,921
Additional paid-in-capital	81,745,409	76,777,856
Accumulated deficit	(76,447,672)	(74,368,009)
Sub-total	5,309,406	2,418,783
Less: Treasury stock (1,324 shares of common stock at March 31, 2025 and December 31, 2024)	(157,452)	(157,452)
Total Stockholders' Equity	5,151,954	2,261,331

Total Liabilities and Stockholders' Equity	$34,087,340	$34,958,677

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

REVENUES:
Technology systems	$64,684	$269,855
Services and consulting	972,751	800,825
Services and consulting – related parties	3,914,750	—

Total Revenues	4,952,185	1,070,680

COST OF REVENUES:
Technology systems	232,264	583,437
Services and consulting	748,194	392,611
Services and consulting - related parties	2,658,068	—

Total Cost of Revenues	3,638,526	976,048

GROSS MARGIN	1,313,659	94,632

OPERATING EXPENSES:
Sales and marketing	294,975	553,486
Research and development	424,431	382,142
General and administration	2,383,881	1,920,050

Total Operating Expenses	3,103,287	2,855,678

LOSS FROM OPERATIONS	(1,789,628)	(2,761,046)

OTHER INCOME (EXPENSES):
Interest expense	(322,577)	(445)
Other income, net	32,542	9,182

Total Other Income (Expenses), net	(290,035)	8,737

NET LOSS	$(2,079,663)	$(2,752,309)

Basic and Diluted Net Loss Per Share	$(0.18)	$(0.38)

Weighted Average Shares-Basic and Diluted	11,390,016	7,306,949

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Preferred Stock F		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2023	—	$—	—	$—	1,299	$1	11,500	$12	—	$—	7,306,663	$7,306	$69,120,199	$(63,603,552)	$(157,452)	$5,366,514

Series D convertible preferred stock issued	—	—	—	—	620	1	—	—	—	—	—	—	619,999	—	—	620,000

Series E convertible preferred stock issued	—	—	—	—	—	—	2,125	2	—	—	—	—	2,125,000	—	—	2,125,002

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	141,204	—	—	141,204

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(36,188)	—	—	(36,188)

Stock issued for services	—	—	—	—	—	—	—	—	—	—	8,655	9	37,491	—	—	37,500

Stock Compensation under ESPP	—	—	—	—	—	—	—	—	—	—	—	—	18,116	—	—	18,116

Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,752,309)	—	(2,752,309)

Balance March 31, 2024	—	$—	—	$—	1,919	$2	13,625	$14	—	$—	7,315,318	$7,315	$72,025,821	$(66,355,861)	$(157,452)	$5,519,839

Balance December 31, 2024	—	$—	—	$—	1,299	$1	13,500	$14	—	$—	8,922,576	$8,921	$76,777,856	$(74,368,009)	$(157,452)	$2,261,331

Series D convertible preferred stock converted to common stock	—	—	—	—	(300)	—	—	—	—	—	100,000	100	(100)	—	—	—

Common stock issued for cash under ATM	—	—	—	—	—	—	—	—	—	—	633,683	634	3,954,306	—	—	3,954,940

Stock options compensation	—	—	—	—	—	—	—	—	—	—	—	—	22,030	—	—	22,030

Restricted stock compensation	—	—	—	—	—	—	—	—	—	—	1,961,898	1,962	950,011	—	—	951,973

Stock issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(138,226)	—	—	(138,226)

Stock options exercised	—	—	—	—	—	—	—	—	—	—	27,712	28	107,897	—	—	107,925

Stock issued for services	—	—	—	—	—	—	—	—	—	—	9,360	9	49,991	—	—	50,000

Stock compensation under ESPP	—	—	—	—	—	—	—	—	—	—	—	—	21,644	—	—	21,644

Net loss for the three months ended March 31, 2025	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,079,663)	—	(2,079,663)

Balance March 31, 2025	—	$—	—	$—	999	$1	13,500	$14	—	$—	11,655,229	$11,654	$81,745,409	$(76,447,672)	$(157,452)	$5,151,954

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Cash from operating activities:
Net loss	$(2,079,663)	$(2,752,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	712,388	158,208
Inventory write-off	25,000	—
Stock based compensation	995,647	159,320
Stock issued for services	50,000	37,500
Amortization of debt discount related to warrant liabilities	269,311	—
Amortization of operating lease right of use asset - Office Lease	91,142	83,348
Amortization of lease right of use asset - Edge Data Centers	75,633	—
Changes in assets and liabilities:
Accounts receivable	(106,053)	866,373
Accounts receivable - related parties	(1,466,191)	—
Note receivable	—	(1,875)
Contract assets	(64,684)	(270,099)
Inventory	10,624	23,828
Prepaid expenses and other current assets	(42,467)	57,944
Accounts payable	(271,304)	(415,718)
Accrued expenses	77,879	76,370
Operating lease obligation - Office Lease	(94,956)	(82,306)
Lease obligation - Edge Data Centers	33,680	—
Contract liabilities	(2,889,411)	26,697

Net cash used in operating activities	(4,673,425)	(2,032,719)

Cash flows from investing activities:
Purchase of patents/trademarks	(9,264)	(980)
Purchase of fixed assets	(572,359)	(8,830)

Net cash used in investing activities	(581,623)	(9,810)

Cash flows from financing activities:
Repayments on financing agreements	(136,606)	(130,535)
Repayments of notes payable, related parties	(1,000,000)	—
Proceeds from common stock issued	3,954,940	—
Proceeds from exercise of stock options	107,925	—
Stock issuance cost	(138,226)	(36,188)
Proceeds from preferred stock issued	—	2,745,002

Net cash provided by financing activities	2,788,033	2,578,279

Net increase (decrease) in cash	(2,467,015)	535,750
Cash, beginning of period	6,266,296	2,441,842
Cash, end of period	$3,799,281	$2,977,592

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,865	$—
Taxes paid	$15,945	$—

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$249,448	$272,322
Transfer of inventory to fixed assets	$49,609	$—

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc., through its operating subsidiaries, Duos Technologies, Inc., Duos Edge AI, Inc., and Duos Energy Corporation, (collectively the “Company”), specializes in machine vision and artificial intelligence to analyze fast moving objects such as trains, trucks, automobiles, and aircraft. This technology can help improve safety, maintenance, and operating metrics.

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

Also in late 2024, the Company formed a third subsidiary, Duos Energy Corporation (“Duos Energy”) with the express purpose of providing consulting services and solutions for the rapidly growing demand for electrical power outside of traditional utilities. As an outgrowth of its new Edge Data Center subsidiary, and the current expert staff on hand, the Company has engaged with multiple third parties to act in a consulting and ultimately asset management capacity whereby Duos staff will be engaged directly to supply this type of power solutions for multiple uses including for large data centers supporting AI “hyperscalers”. In conjunction with this, in late 2024, Duos engaged with Fortress Investment Group (“FIG”) to assist in FIG’s purchase of approximately 850 Mega Watts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation (“balance-of-plant”). In late November 2024, Sawgrass Buyer LLC, an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, “APR”). Chuck Ferry, our CEO, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024. At closing, Sawgrass Buyer LLC entered into an Asset Management Agreement (“AMA”) with the Company under which a substantial portion of Company staff, including certain members of the management team (including Mr. Ferry), would oversee operations of Sawgrass Buyer LLC. The AMA has a two-year term with customary cancellation provisions. At Closing, the Company also received a 5%, non-voting ownership interest in Sawgrass APR Holdings, LLC (“Sawgrass Parent”), the ultimate parent company of Sawgrass Buyer LLC. Subsequent to closing, Sawgrass Buyer LLC changed its name to New APR Energy, LLC (“New APR”).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

On December 31, 2024 the Company entered into an AMA agreement with New APR, an entity formed by the affiliates of FIG. Under the AMA, Duos Energy will manage the deployment and operations for a fleet of mobile gas turbines and “balance-of-plant” inventory, providing management, sales and operations functions to New APR in connection with the assets. In exchange for services to be performed under the AMA, the Company received an initial cash payment from New APR and common units in Sawgrass Parent. While the Company has board representation in Sawgrass Parent, its common units are non-voting and the Company does not control the board of directors of Sawgrass Parent. Where the Company has an interest in a Variable Interest Entity (“VIE”), it will consolidate any VIE in which the Company has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both of the characteristics are met, the Company is considered to be the primary beneficiary and therefore will consolidate that VIE into our consolidated financial statements

Investments in partnerships, unincorporated joint ventures and LLCs that maintain specific ownership accounts for each investor are excluded from the scope of ASC 323-10. However, ASC 323-30 provides guidance on applying the criteria for equity method accounting to investments in partnerships, unincorporated joint ventures and LLCs. When an investor in a partnership, unincorporated joint venture or LLC has the ability to exercise significant influence over that investment, it should apply the equity method (ASC 323-10) by analogy (ASC 323-30-25-1).

Sawgrass Parent is deemed to be a VIE and the Company holds a 5% interest in Sawgrass Parent and an interest in the subsidiary New APR through the AMA, both of which are considered variable interests. However, the Company does not represent the primary beneficiary as it does not possess the ability to direct the activities that most significantly impact the economic performance of Sawgrass Parent. Accordingly, the Company does not consolidate Sawgrass Parent. Due to the Company’s interest in Sawgrass Parent, it was determined that the Company has significant influence over Sawgrass Parent. Therefore, the Company accounts for its investment in Sawgrass Parent as an Equity Method Investment.

The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value of the equity method investment as of December 31, 2024, of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. Revenue recognition started on January 1, 2025.

The Company recorded the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024.

Under the terms of the AMA, Duos staff is conducting all conduct all operations for commercial engagement, planning and project management, installation and operations of the New APR assets. The new entity will share certain management functions with Duos including the CEO, COO, Chief Commercial Officer and General Counsel and other services will be provided by Duos in a combination of direct staffing with specific experience in the power generation industry and other functions as necessary via a “shared services” agreement. New APR will have its own President and Chief Financial Officer and while in the early stages, certain accounting staff will be supplied via the shared services arrangement, it is expected that New APR will develop its own accounting and administrative functions. It is expected that there will be a strong correlation between the two companies, particularly in the areas of Data Center power generation and business development and Duos is expected to participate in these opportunities in addition to the anticipated revenues from the AMA.

As a result of the relationships described above between Duos Energy Corporation and the FIG related entities, Sawgrass APR Holdings LLC ("Sawgrass Parent") and New APR Energy, LLC ("New APR") are considered related parties to the Company. (See Notes 3, 5, 6 and 10 for related party balances).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

Principles of Consolidation

The unaudited consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc., Duos Edge AI, Inc. and Duos Energy Corporation. All inter-company transactions and balances are eliminated in consolidation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

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

Due to the unavailability of Q1-2025 financials from Sawgrass Parent, our equity method investee, the Company has applied a one-quarter lag (in accordance with ASC 323-10-35-6) in reporting and recording the value of its 5% minority investment. The Company has determined that its 5% interest shall be recorded using the Equity Method in accordance with the terms of the Amended and Restated Limited Liability Company Agreement of Sawgrass APR Holding LLC (the “Agreement”) whereby Net Profit and Net Loss for any Fiscal Year shall be allocated among the members in such a manner that, as of the end of such fiscal year, the Capital Account Balance of each Member, as increased by the Member’s share of “minimum gain” and “partner minimum gain” (as such terms are used in Treasury Regulations Section 1.704-2), shall, to the extent possible, be equal to the amount which would have been distributed to such Member pursuant to a Hypothetical Liquidation, as defined in the Agreement, as of the end of the last day of such fiscal year. This approach is consistent with the equity method of accounting as outlined in ASC 323-10-35-6, which will be consistent for each quarter. Consequently, Duos will incorporate the financial results of the Sawgrass Parent into its Q2-2025 10-Q filing which will be applied using a management estimate, ensuring that the equity method is consistently applied.

Management believes that the use of estimates and assumptions in applying the equity method is reasonable.

Reclassification

Certain amounts in the prior period have been reclassified to conform to current period presentation. Balances in accounts receivable and deferred revenues were reclassified to related party accounts receivable and related party deferred revenues respectively. There was no net effect of this reclassification on the consolidated balance sheets.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2025, the balance in one financial institution exceeded federally insured limits by approximately $2,980,899. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2025, three customers accounted for 60% (related party), 18% (related party) and 11% of revenues. For the three months ended March 31, 2024, three customers accounted for 31%, 30% and 26% of revenues. In most cases, there are no minimum contract values stated. Each contract covers an agreement to deliver a Railcar Inspection Portal which, once accepted, must be paid in full, with 30% or more being due and payable prior to delivery. The balances of the contracts are for service and maintenance, which may be paid annually in advance with revenues recorded ratably over the contract period.

At March 31, 2025, one customer, who is also a related party, accounted for 89% of accounts receivable. At December 31, 2024, three customers accounted for 73%, 17%, and 10% of accounts receivable. Much of the credit risk is mitigated due to the historical timely payments of our customers.

Geographic Concentration

For the three months ended March 31, 2025, approximately 14% of revenue was generated from three customers outside of the United States. For the three months ended March 31, 2024, approximately 61% of revenue was generated from three customers outside of the United States.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

Fair Value of Financial Instruments and Fair Value Measurements

The Company follows Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The Company classifies inventory as a current asset when it is expected to be sold or utilized in production within the normal operating cycle, typically twenty-four months. Inventory that is determined to be slow-moving or not expected to be sold or utilized within the next twenty-four months is reclassified to non-current assets under Non-current Inventory.

The assessment of slow-moving inventory is based on historical sales trends, demand forecasts, and management’s judgment regarding market conditions. Once reclassified, the inventory is reviewed annually for impairment, and any necessary write-downs are recognized in the consolidated statement of operations.

During the three months ended March 31, 2025, the Company recognized inventory shrinkage in the amount of $25,000. The shrinkage was recorded as a reduction to the carrying value of inventory and recorded to cost of revenues as an expense in the period. The Company continuously evaluates the recoverability of its inventory. There were no material impacts on the Company's financial position as a result of the shrinkage.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

Intangible Asset

In May 2024, the Company recognized an intangible asset which represents digital image data rights received under a license agreement as non-monetary consideration under a five-year customer contract. The intangible asset will be amortized over the five-year contractual term.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment (three to five years). When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations. Leasehold improvements are expensed over the shorter of the term of the lease or the useful life.

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

Patents and Trademarks

Patents and trademarks which are stated at amortized cost relate to the development of video surveillance security system technology and are being amortized over 17 years.

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

Equity Method Investments

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated equity method investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective equity method investee and the Company’s share of the underlying equity of such equity method investee are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated equity method investments. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other-than-temporary event where our investment may not be recoverable.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

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

The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value of the equity method investment as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. The Company will initially record the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024. Revenue recognition started January 1, 2025.

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized during the three months ended March 31, 2025.

Product Warranties

The Company has a 90-day warranty period for materials and labor after final acceptance of a project. If any parts are defective they are replaced under our vendor warranty, which is usually 12 to 36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of March 31, 2025 and December 31, 2024, the warranty costs have been de-minimis, therefore no accrual of warranty liability has been made.

Loan Costs

Loan costs paid to lenders, or third parties are recorded as debt discounts to the related loans and amortized to interest expense over the loan term.

Sales Returns

Our systems are sold as integrated systems and there are no sales returns allowed

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

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

The Company generates revenue from four sources:

(1) Technology Systems

(2) AI Technologies

(3) Technical Support including related party revenues from the AMA agreement which began in January 2025

(4) Consulting Services including related party revenues from the AMA agreement which began in January 2025

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

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

Technical Support

Technical support services are provided on both an as-needed and extended-term basis and may include providing both parts and labor. Maintenance and technical support provided outside of a maintenance contract are on an “as-requested” basis, and revenue is recognized over time as the services are provided. Revenue for maintenance and technical support provided on an extended-term basis is recognized over time ratably over the term of the contract. This includes related party revenues from the AMA agreement, which began on January 1, 2025, related to the installation and maintenance of certain assets deployed by New APR.

Consulting Services

The Company’s consulting services business generates revenues under contracts with customers from four sources: (1) Professional Services (consulting and auditing and including related party revenues from the AMA agreement which began in January 2025); (2) Software licensing with optional hardware sales; (3) Customer service training and (4) Maintenance/support.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

Cost of Revenues

Cost of revenues primarily includes inventory, shipping, certain fixed labor and overhead and allocated depreciation and amortization as applicable.

Advertising

The Company expenses the cost of advertising. During the three months ended March 31, 2025 and 2024, there were no advertising costs.

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

For restricted stock awards, fair value is measured at the closing market price of the Company’s common stock on the grant date. That value is then recognized over the requisite vesting period.

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

The Company evaluates all significant tax positions as required by ASC 740. As of March 31, 2025, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2022, 2023 and 2024 remain open for potential audit.

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

At March 31, 2025, there were (i) an aggregate of zero outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 475,368 shares of common stock, (iii) 333,000 common shares issuable upon conversion of Series D Convertible Preferred Stock, and (iv) 5,172,416 common shares issuable upon conversion of Series E Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,079,663 for the three months ended March 31, 2025. During the same period, cash used in operating activities was $4,673,425. The working capital deficit and accumulated deficit as of March 31, 2025, were $6,502,554 and $76,447,672, respectively. In previous financial reports, the Company had raised substantial doubt about continuing as a going concern. This was prior to securities underwritten offerings, private placements and more recently, funds raised via an ATM as well as an advance from New APR all of which were completed during 2022, 2023, 2024 and 2025 as well.

As previously noted, the Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Convertible Preferred Stock. Additionally, in the first and second quarters of 2024, the Company raised gross proceeds of $2,995,002 from the issuance of a combination of Series D and E Preferred Stock (See Note 9). The Company successfully raised approximately $3,544,689 in gross proceeds through its At-The-Market (ATM) offering program in 2024 and secured an additional $3,954,940 in gross proceeds during the first two months of 2025. Additionally, during the second quarter of 2025, the Company will again have access to its S-3 “shelf registration” statement allowing the Company to sell additional securities. At the time of this document, the Company estimates that it will have available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business in the event that revenues from its recently executed AMA with New APR do not provide sufficient cash flow to support operations. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accounts receivable	$215,060	$185,044
Accounts receivable - related party	1,760,625	294,434
Allowance for credit losses	—	(76,037)
Accounts receivable, net	$1,975,685	$403,441

The Company recorded bad debt expense (recovery) of $(76,307) and zero for the three months ended March 31, 2025 and 2024, respectively.

A summary of the activity related to our allowance for credit losses at March 31, 2025 and December 31, 2024 is summarized below.

	March 31, 2025	December 31, 2024
Allowance for credit losses, beginning balance	$(76,037)	$—
Allowance for credit losses provision	—	(76,037)
Less recoveries	76,037	—
Allowance for credit losses, ending balance	$—	$(76,037)

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

On the contract inception date, the Company recorded deferred revenue of $11,161,428 as contract liabilities with a current and non-current component, and then immediately recognized amortization of $199,008 of this deferred revenue relating to the completed pilot program for this contract. The remaining deferred revenue is being recognized over the 5-year term.

In accordance with ASC 350-30-35-1, the amortization for the intangible asset is based on its useful life and the useful life of an intangible asset is the period over which it is expected to contribute directly or indirectly to the future cash flows of that entity. Accordingly, amortization of the intangible asset is recognized over the life of the contract of five years.

In accordance with ASC 350-30-35-14, an intangible asset that is subject to amortization shall be reviewed for impairment if the carrying amount of the asset is not recoverable and exceeds its fair value. There is no indication of impairment at March 31, 2025.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

Intangible asset at March 31, 2025 and December 31, 2024 consists of:

	March 31, 2025	December 31, 2024
Intangible Asset, gross	$11,161,428	$11,161,428
Accumulated Amortization	(2,117,432)	(1,569,310)
Intangible Asset, net	$9,043,996	$9,592,118

Amortization of the intangible asset for the three months ended March 31, 2025 and the year ended December 31, 2024, was $548,122 and zero, respectively.

The future amortization of the intangible asset is as follows:

Calendar Year	Amount
2025	$1,644,362
2026	2,192,484
2027	2,192,484
2028	2,192,484
2029	822,182
Total Intangible Asset Amortization	$9,043,996

NOTE 5 – CASH ADVANCE PAYMENT – SAWGRASS HOLDINGS LLC

Amount
Cash as of December 31, 2024	$5,000,000
Contract liabilities, current as of March 31, 2025	(3,750,000)
Revenue recognized for the three months ended March 31, 2025	$1,250,000

In December 2024, the Company entered into a series of contracts with FIG under which the Company will deploy and operate a fleet of mobile gas turbines and balance of-plant inventory, providing management, sales and operations functions to New APR in connection with the assets. In exchange for services performed under the Asset Management Agreement (“AMA”), the Company received an advance cash payments and common units in Sawgrass Parent (see Note 6). The Company will account for the arrangement with New APR as Revenue from contracts with customers. New APR advanced the Company $5.0 million in cash upon execution of the contract, which will be applied ratably on a monthly basis against amounts incurred under the AMA for a period of 12 months in 2025. In the event that the AMA is terminated within the first 12 months, any balance remaining of the advanced funds would be credited in full to Duos. The advanced consideration does not provide the benefit of financing as the cash will be consumed within the first year of the contract to align the interests of both parties under the AMA. As of March 31, 2025, deferred revenue under the arrangement was $3.75 million, comprised of the $5.0 million advance payment less $1.25 million recognized as earned revenue under the AMA for the three months ended March 31, 2025.

NOTE 6 – EQUITY INVESTMENT – SAWGRASS APR HOLDINGS LLC

	March 31, 2025	December 31, 2024
Equity Investment - Sawgrass APR Holdings LLC	$7,233,000	$7,233,000

At the close of business December 31, 2024, Duos Energy Corporation, a subsidiary, executed an AMA with New APR to manage its operations. The Company’s CEO is also the CEO of New APR and the operations of New APR are housed in the same facility as the Company in Jacksonville, Florida.

The Company was issued 5% non-voting ownership interest in Sawgrass Parent, in the form of 25,882,353 common units, which is accounted for using the equity method. The Company determined the equity method was appropriate since Sawgrass Parent is considered a related party due to common management and the Company can exert significant influence over the operations of New APR. The Company concluded that the arrangement with New APR is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration under ASC 606-10-32-31. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA which will be recognized over a period of two years. The Company recorded $7.2 million of an equity method investment asset and $7.2 million of deferred revenue for services to be performed under the AMA. For the three months ended March 31, 2025, the Company did not recognize any equity in net income (loss) of the investee.

During the three months ended March 31, 2025, the Company recognized $904,521 of deferred revenue (See Note 10).

Due to the unavailability of Q1-2025 financials from Sawgrass Parent, our equity method investee, the Company has applied a one-quarter lag (in accordance with ASC 323-10-35-6) in reporting and recording the value of its 5% minority investment. The Company has determined that its 5% interest shall be recorded using the Equity Method in accordance with the terms of the Amended and Restated Limited Liability Company Agreement of Sawgrass APR Holding LLC (the “Agreement”) whereby Net Profit and Net Loss for any Fiscal Year shall be allocated among the members in such a manner that, as of the end of such fiscal year, the Capital Account Balance of each Member, as increased by the Member’s share of “minimum gain” and “partner minimum gain” (as such terms are used in Treasury Regulations Section 1.704-2), shall, to the extent possible, be equal to the amount which would have been distributed to such Member pursuant to a Hypothetical Liquidation, as defined in the Agreement, as of the end of the last day of such fiscal year. This approach is consistent with the equity method of accounting as outlined in ASC 323-10-35-6, which will be consistent for each quarter. Consequently, Duos will incorporate the financial results of the Sawgrass Parent into its Q2-2025 10-Q filing which will be applied using a management estimate, ensuring that the equity method is consistently applied.

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized for the three months ended March 31, 2025.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

NOTE 7 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Notes Payable	Principal	Interest	Principal	Interest

Third Party - Insurance Note 1	$—	—%	$13,002	8.00%
Third Party - Insurance Note 2	—	—	4,070	—
Third Party - Insurance Note 3	129,914	—	—	—
Total	$129,914	—	$17,072	—

The Company entered into an agreement on April 15, 2024 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $154,338, secured by that policy with an annual interest rate of 8.25% and payable in 10 monthly installments of principal and interest totaling $16,023. At March 31, 2025 and December 31, 2024, the balance of Insurance Note 1 was zero and $13,002, respectively.

The Company renewed its agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,480, and payable in 12 monthly installments of $2,040. At March 31, 2025 and December 31, 2024, the balance of Insurance Note 2 was zero and $4,070, respectively.

The Company entered into an agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $245,798 with a down payment paid in the amount of $84,473 in the first quarter of 2024 and ten monthly installments of $20,169. The Company renewed its agreement on February 3, 2025 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $249,448 with a down payment paid in the amount of $119,535 in the first quarter of 2025 and seven monthly installments of $18,559. At March 31, 2025 and December 31, 2024, the balance of Insurance Note 3 was $129,914 and $0, respectively.

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

As security for the Notes, Duos Edge AI granted a first priority security interest in the equipment installed, as well as all revenues from such equipment and the Company pledged all proceeds from the sale of shares of Common Stock under its ATM facility. All of the pledged revenues from the equipment and the ATM facility were deposited in a blocked account and used solely to repay the Notes until they are repaid in full. In November 2024, the Company obtained the lenders’ consent waiving the requirement to deposit ATM proceeds in a separate blocked account and to utilize the ATM proceeds for general corporate purposes, provided that any such amounts must be deposited in the blocked account on or prior to December 1, 2025. The Notes may be prepaid without any prepayment penalties, provided that any prepayments shall be made proportionately to each Note.

This transaction is accounted for in accordance with ASC 470, which provides guidance on the accounting for debt and debt modifications. The Company is in compliance with all covenants and conditions associated with the Notes as of March 31, 2025.

As of March 31, 2025, the carrying amount of the Notes is classified as a current liability on the Company's consolidated balance sheet. The Company accrued interest of $148,246 as of March 31, 2025 with regard to the Notes which is included in accrued expenses in the accompanying consolidated balance sheet.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

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

The Company made early payments in the amount of $1,000,000 in the three months ended March 31, 2025.

The promissory Notes Payable at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
Notes Payable	$1,200,000	$2,200,000
Unamortized Discount	(172,293)	(441,604)
Notes Payable, net	$1,027,707	$1,758,396

Amortization of the discount from the Note for the three months ended March 31, 2025 was $269,311 which is included in interest expense.

The Company used the following assumptions in determining the fair value of the warrant liabilities:

	Upon Grant		Upon Exercise
	21 April Fund LP	21 April Fund Ltd	21 April Fund LP	21 April Fund Ltd
Date of Grant (Exercise)	July 22, 2024	July 22, 2024	September 19, 2024	September 19, 2024
Note Value	$—	$—	$—	$—
Issue (Exercise) Stock Price	$2.77	$2.77	$2.49	$2.49
Strike	$3.00	$3.00	$2.61	$2.61
Share Equivalents	92,727	207,273	92,727	207,273
Strike Price discount	0%	0%	0%	0%
Expected Remaining Term (Years)	5.00	5.00	4.84	4.84
Historical Volatility	52%	52%	58%	58%
Expected Volatility	100%	100%	58%	58%
Dividend Yield	0%	0%	0%	0%
Annual Rate of Quarterly Dividends	$0.000	$0.000	$0.000	$0.000
Discount Rate - Bond Equivalent Yield	4.170%	4.170%	3.480%	3.480%

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021, and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021, and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. Per the contract, in the 18th month and every 12th month thereafter, the security deposit is reduced by $50,000 and now stands at $500,000. The right of use asset balance at March 31, 2025, net of accumulated amortization, was $3,937,256.

As of March 31, 2025, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 7.25 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of-use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Three Months Ended March 31,
	2025	2024
Lease cost:
Operating lease cost	$195,409	$195,410
Short-term lease cost	$5,303	$4,296

Other information:
Operating cash outflow used for operating leases	$199,224	$194,367
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	7.25 years	8.3 years

As of March 31, 2025, future minimum lease payments due under our operating leases are as follows:

Amount
Calendar year:
2025	$599,332
2026	818,518
2027	838,984
2028	859,856
Thereafter	3,183,571
Total undiscounted future minimum lease payments	6,300,261
Less: Impact of discounting	(1,729,619)
Total present value of operating lease obligations	4,570,642
Current portion	(803,536)
Operating lease obligations, less current portion	$3,767,106

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

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

The following table shows supplemental information related to the MLA:

	Three Months Ended March 31,
	2025	2024
Lease cost:
Master Lease Agreement cost	$121,013	$—
Short-term lease liability	$487,695	$—

Other information:
Operating cash outflow used for operating leases	$11,700	$—
Weighted average discount rate	8.63%	—
Weighted average remaining lease term	5.17 years	—

At March 31, 2025, future minimum lease payments due under the MLA are as follows:

Amount
Calendar year:
2025	$355,751
2026	527,777
2027	527,777
2028	527,777
Thereafter	703,702
Total undiscounted future minimum lease payments	2,642,784
Less: Impact of discounting	(517,049)
Total present value of MLA obligation	2,125,735
Current portion	(487,695)
MLA, less current portion	$1,638,040

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders would be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of March 31, 2025 and December 31, 2024, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

The Company’s Board of Directors designated 5,000 shares as the Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). Each share of the Series C Convertible Preferred Stock had a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock had 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series C Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $5.50 (subject to adjustment). The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series C Convertible Preferred Stock elected the 19.99% Beneficial Ownership Limitation. At March 31, 2025 and December 31, 2024 there were zero and zero shares of Series C Convertible Preferred Stock, issued and outstanding, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

Series D Convertible Preferred Stock

On September 28, 2022, the Company amended its articles of incorporation to designate 4,000 shares as the Series D Convertible Preferred Stock (the “Series D Convertible Preferred Stock”). Each share of the Series D Convertible Preferred Stock has a stated value of $1,000. The holders of the Series D Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series D Convertible Preferred Stock has 333 votes (subject to standard anti-dilution adjustment); provided that in no event may a holder of Series D Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series D Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment). The Company shall not effect any conversion of the Series D Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series D Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All but one of the holders of the Series D Convertible Preferred Stock elected the 19.99% Beneficial Ownership Limitation. The Company shall reserve and keep available out of its authorized and unissued Common Stock, solely for the issuance upon the conversion of the Series D Convertible Preferred Stock, such a number of shares of Common Stock as shall from time to time be issuable upon the conversion of all of the shares of the Series D Convertible Preferred Stock then outstanding. Additionally, the Series D Convertible Preferred Stock does not have the right to dividends and in the event of an involuntary liquidation, the Series D Convertible Preferred Stock shall be treated as a pro rata equivalent of common stock outstanding at the date of the liquidation event and have no liquidation preference.

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

At the Annual Meeting on May 16, 2023, the stockholders approved the convertibility of the Series D Convertible Preferred Stock into common stock.

On March 22, 2024, March 28, 2024, and April 3, 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain existing and other accredited investors (the “2024 Purchasers”). Pursuant to the Purchase Agreements, the 2024 Purchasers purchased an aggregate of 870 shares of Series D Convertible Preferred Stock, at a price of $1,000 per share, and the Company received proceeds of $870,000.

In February of 2025, 300 outstanding shares of Series D Convertible Preferred Stock were converted into 100,000 shares of common stock. As of March 31, 2025 and December 31, 2024, respectively, there were 999 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

Series E Convertible Preferred Stock

The Company’s Board of Directors has designated 30,000 shares as the Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock”). Each share of the Series E Convertible Preferred Stock has a stated value of $1,000. The holders of the Series E Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Convertible Preferred Stock has 333 votes (subject to adjustment); provided that in no event may a holder of Series E Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation. Each share of Series E Convertible Preferred Stock is convertible at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $3.00 (subject to adjustment) (see adjustment below to $2.61). The Company shall not effect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All but one of the holders of the Series E Preferred Stock elected the 19.99% Beneficial Ownership Limitation.

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

The November Purchase Agreement also provided that the Company would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the November Purchase Agreement) on or prior to June 30, 2024 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Convertible Preferred Stock, which was $3.00 per share, without the consent of the Purchasers. If the Company sold shares less than the then conversion price, with the consent of purchasers, then the Series E conversion price would be amended to that lower share price. This provision was not triggered as of June 30, 2024.

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

On September 19, 2024, the conversion price was lowered to $2.61 from $3.00 per share based on the down-round protection provision triggered by the warrants induced exercise price of $2.61 per share. This will lead to the issuance of an additional 678,640 shares of common stock upon the conversion of the preferred shares.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

In October 2024, 125 outstanding shares of the Series E Preferred Stock were converted into 47,892 shares of common stock.

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

As of March 31, 2025 and December 31, 2024, respectively, there were 13,500 and 13,500 shares of Series E Convertible Preferred Stock issued and outstanding.

Series F Convertible Preferred Stock

The Company's Board of Directors designated 5,000 shares as the Series F Convertible Preferred Stock. Each share of Series F Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the beneficial ownership limitation described below) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $6.20 (subject to adjustment) which equates to 161 common shares for each converted Series F Convertible Preferred Share. The Company, however, shall not effect any conversion of the Series F Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series F Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion. The purchasers of the Series F Convertible Preferred Stock elected that their ownership limitation would be 19.99%.

The holders of the Series F Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series F Convertible Preferred Stock had 161 votes (subject to adjustment); provided that in no event may a holder of Series F Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s ownership limitation.

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

The Company also agreed that it would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the Purchase Agreement relating to the Series F Convertible Preferred Stock) on or prior to December 31, 2023 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series F Convertible Preferred Stock without the consent of the holders. As a result of that agreement, upon the issuance of 2,500 shares of Series E Convertible Preferred Stock (which had a conversion price of $3.00 per share) on November 10, 2023, the holders exchanged their 5,000 shares of Series F Preferred Stock for 5,000 shares of Series E Preferred Stock. All of the shares of Series F Convertible Preferred Stock thereupon were cancelled with 0 shares now outstanding.

As of March 31, 2025 and December 31, 2024, respectively, there were zero and zero shares of Series F Convertible Preferred Stock issued and outstanding.

Common stock issued

Three Months Ended March 31, 2025

Effective January 1, 2025, the Company’s executive leadership team was granted a total of 1,841,898 shares of restricted stock, subject to a three-year cliff vesting schedule, with an aggregate grant-date fair value of $11,014,544 based on a $5.98 price per share.

On February 5, 2025, a holder of our Series D Convertible Preferred Stock converted 300 shares of Series D Convertible Preferred Stock into 100,000 shares of Common Stock.

Effective March 26, 2025, the Company issued restricted stock awards to an employee for a total of 100,000 shares of restricted stock with 3-year cliff vesting with an aggregate grant-date fair value of $604,000 based on a $6.04 price per share.

On April 1, 2025, certain employees exercised stock options to acquire a total of 27,712 shares of the Company’s common stock, generating total gross proceeds of $107,925, incurring stock issuance cost of $375 and yielding net proceeds of $107,550. The exercises were made pursuant to the Company’s 2016 and 2021 Equity Incentive Plans and were conducted in accordance with the applicable terms of the plans and the individual award agreements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

During the three months ended March 31, 2025, the Company issued an aggregate of 633,683 shares of common stock at a weighted average price of $6.24 per share through its At-The-Market (ATM) offering program, generating total gross proceeds of $3,954,940 incurring stock issuance costs of $137,851 and yielding net proceeds of $3,817,089.

During the three months ended March 31, 2025, the Company issued 9,360 shares of common stock for payment of board fees to four directors in the amount of $50,000 for services to the board which was expensed during the three months ended March 31, 2025. The volume-weighted average price (VWAP) per share used to value the services is $5.34.

Three Months Ended March 31, 2024

During the three months ended March 31, 2024, the Company issued 8,655 shares of common stock for payment of board fees to four directors in the amount of $37,500 for services to the board which was expensed during the three months ended March 31, 2024. The volume-weighted average price (VWAP) per share used to value the services is $4.33.

Employee Stock Purchase Plan

In the fourth quarter of 2022, the board of directors adopted an Employee Stock Purchase Plan (“ESPP”) which was effective as of January 1, 2023 with a term of 10 years. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discounted price, through payroll deductions from a minimum of 1% and up to 25% of their eligible compensation up to a maximum of $25,000 or the IRS allowable limit per calendar year. The Company’s Chief Financial Officer administers the ESPP in conjunction with approvals from the Company’s Compensation Committee, including with respect to the frequency and duration of offering periods, the maximum number of shares that an eligible employee may purchase during an offering period, and, subject to certain limitations set forth in the ESPP, the per-share purchase price. Currently, the maximum number of shares that can be purchased by an eligible employee under the ESPP is 10,000 shares per offering period and there are two six-month offering periods that begin in the first and third quarters of each fiscal year. The purchase price for one share of Common Stock under the ESPP is currently equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (look-back feature). Although not required by the ESPP, all payroll deductions received or held by the Company under the ESPP are segregated and deemed as “restricted cash” until the completion of the offering period and redemption of the applicable shares and those withheld amounts are recorded as liabilities. The ESPP employee contribution for the three months ended March 31, 2025 is less than 2 % of total cash and is not deemed material, therefore it is not presented separately on the Balance Sheet as “restricted cash”. The maximum aggregate number of shares of the Common Stock that may be issued under the ESPP is 1,000,000 shares.

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

As of March 31, 2025, the Company has an accrued liability of $51,781 included in accrued expenses of employee contributions for the ESPP which may convert to shares of common stock upon the close of the offering period open from January 1, 2025 to June 30, 2025. The liability is offset by restricted cash held by the Company in the same amount for employee contributions which the Company expects to convert to common stock upon closure of the offering period at June 30, 2025. Additionally, the Company recorded a stock-based expense associated with the ESPP for the three months ended March 31, 2025 of $21,644.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

The Company computed the fair value of the look-back feature call and put options for January 1, 2025 to March 31, 2025 using a Black Scholes option pricing model using the following assumptions:

At March 31, 2025
Grant date share price	$5.64
Grant date exercise price	$4.79
Expected term	0.25 years
Expected volatility	74.1%
Risk-free rate	4.32%
Expected dividend rate	0%

During the offer period, the Company records stock-based compensation pro rata as an expense and a credit to additional paid-in capital. The following table discloses relevant information for the ESPP at March 31, 2025 and for three months then ended.

At March 31, 2025
Cash payment received from employee withholdings	$51,781
Cash from employee withholdings used to purchase shares under ESPP	—
Cash and ESPP employee withholding liability	$51,781

For the Three Months ended March 31, 2025
Cash from employee withholdings used to purchase ESPP shares	$—
Stock based compensation expense	21,644
Total increase to equity for three months ended March 31, 2025	$21,644

Stock-Based Compensation: Options, Warrants and Restricted Stock

Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2025 and 2024, was $22,030 and $141,204, respectively, for stock options granted to employees. This expense is included in general and administration expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. At March 31, 2025, the total compensation cost for stock options not yet recognized was $42,004. This cost will be recognized over the remaining vesting term of the options ranging from one year to two years.

Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2025 and 2024, was $951,973 and $0, respectively, for shares of restricted stock granted to employees. During the three months ended March 31, 2025, the Company granted a total of 1,961,898 shares of restricted stock with an aggregate grant-date fair value of $11,738,150, computed as 1,861,898 shares at $5.98 per share and 100,000 shares at $6.04 per share. This expense is included in selling, general and administration expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the restricted stock units that are ultimately expected to vest. At March 31, 2025, the total compensation cost for restricted stock not yet recognized was $10,786,171. This cost will be recognized over the remaining vesting term of the restricted stock ranging from nine months to 3 years.

On May 12, 2021, the Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”) providing for the issuance of up to 1,000,000 shares of our common stock. The purpose of the 2021 Plan is to assist the Company in attracting and retaining key employees, directors and consultants and to provide incentives to such individuals to align their interests with those of our shareholders. During the third quarter of 2021, the shareholders approved the issuance of up to one million shares or share equivalents pursuant to the 2021 Plan. The Company filed an S-8 registration statement in concert with the 2021 Plan which was deemed effective on August 5, 2021. The plan covers a period of ten years. On August 6, 2024, the Board adopted an amendment to the 2021 Plan increasing the number of shares or share equivalents issuable pursuant to the 2021 Plan to 2,500,000 and beginning as of February 1, 2025, and for each February 1st thereafter, to the greater of 2,500,000 or a number of shares based on a formula tied to the Company’s fully diluted common equivalent share capitalization, excluding warrants and options. The amendment was approved by shareholders on September 30, 2024.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

As of March 31, 2025, and December 31, 2024, options to purchase a total of 475,368 (net of forfeitures) shares of common stock and 606,452 shares of common stock were outstanding, respectively. At March 31, 2025, 324,246 options were exercisable. Of the total options issued, zero and 131,084 options were outstanding under the 2016 Equity Incentive Plan, 385,368 and 385,368 were outstanding under the 2021 Plan and a further 90,000 and 90,000 non-plan options to purchase common stock were outstanding as of March 31, 2025 and December 31, 2024, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO in the fourth quarter of 2020.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,387,775	$5.23	3.0	$—
Granted	—	$—	—	$—
Forfeited	(781,323)	$5.17	—	$—
Outstanding at December 31, 2024	606,452	$5.29	2.0	$514,394
Exercisable at December 31, 2024	442,445	$5.50	1.6	$296,145

Outstanding at December 31, 2024	606,452	$5.29	2.0	$514,394
Granted	—	$—	—	$—
Exercised/Forfeited/Expired	131,084	$5.39	—	$—
Outstanding at March 31, 2025	475,368	$5.27	2.3	$351,353
Exercisable at March 31, 2025	324,246	$5.76	1.9	$100,465

 Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	44,644	$7.70	0.7	$—
Warrants expired, forfeited, cancelled or exercised	(344,644)	$—	—	$—
Warrants issued	300,000	$3.00	—	$—
Outstanding at December 31, 2024	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—

Outstanding at December 31, 2024	—	$—	—	$—
Warrants issued	—	$—	—	$—
Warrants expired, forfeited, cancelled or exercised	—	$—	—	$—
Outstanding at March 31, 2025	—	$—	—	$—
Exercisable at March 31, 2025	—	$—	—	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

NOTE 10 – REVENUE AND CONTRACT ACCOUNTING

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

At March 31, 2025 and December 31, 2024, contract assets on uncompleted contracts consisted of the following:

	March 31, 2025	December 31, 2024
Cumulative revenues recognized	$9,981,445	$9,916,761
Less: Billings or cash received	(9,280,987)	(9,280,987)
Contract assets	$700,458	$635,774

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

At March 31, 2025 and December 31, 2024, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	March 31, 2025	December 31, 2024
Billings and/or cash receipts on uncompleted contracts	$1,264,658	$1,264,658
Less: Cumulative revenues recognized	(861,024)	(861,024)
Contract liabilities, technology systems	403,634	403,634
Contract liabilities, services and consulting	9,964,218	11,401,384
Total contract liabilities, current	10,367,852	11,805,018
Total contract liabilities, non-current	$9,563,888	$11,016,134

Contract Liabilities Current

	March 31, 2025	December 31, 2024
Total contract liabilities, current	$3,001,352	$3,188,518
Total contract liabilities, current – related parties	7,366,500	8,616,500
Total contract liabilities, current	$10,367,852	$11,805,018

Contract Liabilities Non-Current

	March 31, 2025	December 31, 2024
Total contract liabilities, non-current	$6,851,513	$7,399,634
Total contract liabilities, non-current – related parties	2,712,375	3,616,500
Total contract liabilities, non-current	$9,563,888	$11,016,134

Current Contract liabilities at December 31, 2024 were $11,805,018; of which zero 0 for technology systems and $3,022,901 in services and consulting have been recognized as of March 31, 2025.

The Company expects to recognize all current contract liabilities within 12 months from the respective consolidated balance sheet date. In May 2024, the Company recorded an initial deferred revenue as a contract liability in the amount of $11,161,428 of which $199,008 related to a pilot program was immediately recognized as revenue (See Note 4) and another $1,370,303 was recognized in 2024. During the three months ended March 31, 2025, the Company recognized revenue of $548,122 from this deferred revenue. This contract liability resulted from a five-year contract with a customer where the Company received non-monetary consideration recorded as intangible assets (See Note 4). This transaction was accounted for under ASC 606-10-32-21 through ASC-606-10-32-24, Non-Cash Consideration. The performance obligations, which include various support and maintenance services, will be recognized as revenue pro-rata over time during the five-year contract term. The current contract liabilities of $2,192,484 for just this contract as of March 31, 2025 relate to the portion of the contract value the Company expects to recognize pro-rata within the next twelve months. The non-current contract liabilities of $6,851,513 as of March 31, 2025 represent the portion of the contract value that is expected to be recognized pro-rata beyond the next twelve months. If the Digital Image License Agreement is terminated prior to the completion of the five-year term, then the customer will pay for the maintenance and support services annually in cash.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

In December 2024, the Company entered into a series of contracts with Fortress which are considered related party transactions under which the Company will deploy and operate a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to Sawgrass in connection with the assets. In exchange for services performed under the Asset Management Agreement (“AMA”), the Company will invoice monthly under this cost plus fee contract. The Company received an advance cash payments and common units in Sawgrass (see Note 6). Sawgrass paid the Company $5.0 million in cash upon execution of the contract, which will be applied ratably on a monthly basis against amounts incurred under the AMA for a period of 12 months in 2025. In the event that the AMA is terminated within the first 12 months, any balance remaining of the advanced funds would be credited in full to Duos.

As of March 31, 2025 the balance pertaining to this contract is $3,750,000 for services performed and relates to the portion of the contract value the Company expects to recognize pro-rata within the next nine months. The Company invoiced $3,010,325 in revenue under the AMA for the three months ended March 31, 2025 of which $1,250,000 was amortization of the deferred revenue.

The Company also concluded that the arrangement with Sawgrass is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA which will be recognized over a period of two years (see Note 6). For the three months ended March 31, 2025, the Company recognized revenue in the amount of $904,125 associated with the AMA. The Company initially recorded the equity method investment in Sawgrass of $7.2 million, equal to the fair value of the common units.

The Company will fully recognize $5.0 million in revenue pertaining to the AMA during 2025.

As of March 31, 2025, the balance in contract liabilities pertaining to the non-monetary (see Note 4) transaction agreement is as follows:

Calendar Year	Amount
2025	$1,644,363
2026	2,192,484
2027	2,192,484
2028	2,192,484
2029	822,181
Total Contract Liabilities	$9,043,996

As of March 31, 2025, the balance in contract liabilities pertaining to the value of the equity method (see Note 6) interest will be recognized as revenue as follows:

Calendar Year	Amounts
2025	$2,712,375
2026	3,616,500
Contract Liability	$6,328,875

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

Quantitative:

For the Three Months Ended March 31, 2025

Segments	Technologies	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$1,037,435	$—	$3,914,750	$4,952,185

Major Goods and Service Lines

Turnkey Projects	$64,684	$—	$—	$64,684
Maintenance and Support	972,751	—	3,914,750	4,877,501
	$1,037,435	$—	$3,914,750	$4,952,185

Timing of Revenue Recognition

Goods transferred over time	$64,684	$—	$—	$64,684
Services transferred over time	972,751	—	3,914,750	4,887,501
	$1,037,435	$—	$3,914,750	$4,952,185

For the Three Months Ended March 31, 2024

Segments	Technologies	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$1,070,680	$—	$—	$1,070,680

Major Goods and Service Lines

Turnkey Projects	$269,855	$—	$—	$269,855
Maintenance and Support	800,825	—	—	800,825
	$1,070,680	$—	$—	$1,070,680

Timing of Revenue Recognition

Goods transferred over time	$269,855	$—	$—	$269,855
Services transferred over time	800,825	—	—	800,825
	$1,070,680	$—	$—	$1,070,680

Revision of Disaggregation of Revenue

For three months ended March 31, 2025, the Company has revised the presentation of disaggregated revenue compared to the presentation included in our Form 10-Q for the quarter ended March 31, 2024. The revision was made to better align with the nature, timing, and uncertainty of revenue and cash flows arising from our contracts with customers. Comparative amounts for the prior period have been reclassified where necessary to conform to the current period presentation. These changes did not impact consolidated revenue previously reported.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

NOTE 11 – SEGMENT REPORTING

Beginning on January 1, 2025, the Company operates in three operating and reportable segments which consist of (1) applying machine vision and AI to analyze high-speed objects and generate revenue from system installations, AI integrations, support, and consulting, herein known as the “Technologies” segment, (2) deploying Edge Data Centers for localized data processing in rural and underserved markets, herein known as the “Data Center Hosting & Related Services” segment, and (3) providing Asset Management Services under the AMA with New APR, managing mobile gas turbines and related assets, herein known as the “Asset Management Services” segment. The Company has determined that these reportable segments were strategic business units that offer different products and services. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

The Company’s Technologies segment applies machine vision and AI to monitor and analyze high-speed objects such as trains, trucks, automobiles, and aircraft, and generates revenue through its technology systems, AI applications, ongoing technical support, and consulting services.

The Company’s Data Center Hosting & Related Services segment generates revenues through the deployment of Edge Data Centers that enable faster, localized data processing in rural and underserved markets, providing scalable solutions for enterprise and government clients.

The Company’s Asset Management Services segment generates revenues through the AMA with New APR, whereby Duos Energy oversees the deployment and operation of a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales, and operations support to New APR.

Corporate and unallocated amounts that do not relate to a reportable segment have been allocated to “Corporate & Unallocated.”

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The decisions concerning the allocation of the Company’s resources are made by the CODM with oversight by the Board of Directors. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit (loss), generally defined as income or loss before interest expense and income taxes. The CODM assesses segment performance by using each segment’s operating income (loss) and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including whether to invest resources into the segments or into other parts of the Company. Segment assets are reviewed by the Company’s CODM and are disclosed below. The accounting policies of the Technologies, Data Center Hosting & Related Services, and Asset Management Services segment are the same as those described in Note 1 of the Notes to Consolidated Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

Information with respect to these reportable business segments for the three months ended March 31, 2025 and 2024 was as follows:

Three Months Ended March 31, 2025

	Technologies	Data Center Hosting & Related Services	Asset Management Services	Corporate and Unallocated	Consolidated
Net revenues	$1,037,435	$—	$3,914,750	$—	$4,952,185

Cost of revenues	980,458	—	2,658,068	—	3,638,526
Operating Expenses (excluding depreciation and amortization)	1,649,951	315,066	—	—	1,965,017
Depreciation and amortization	164,233	34	—	—	164,267
Stock Compensation	—	—	—	974,003	974,003
Income (loss) from operations	(1,757,206)	(315,100)	1,256,682	(974,003)	(1,789,628)
Interest Expense	(3,265)	(319,312)	—	—	(322,577)
Other Income	19,168	10,678	2,083	613	32,542
Income (loss) before provision for income taxes	(1,741,304)	(623,734)	1,258,765	(973,390)	(2,079,663)
Provision for income tazes	—	—	—	—	—
Net income (loss)	$(1,741,304)	$(623,734)	$1,258,765	$(973,390)	$(2,079,663)

Three Months Ended March 31, 2024

	Technologies	Data Center Hosting & Related Services	Asset Management Services	Corporate and Unallocated	Consolidated
Net revenues	$1,070,680	$—	$—	$—	$1,070,680
					—
Cost of revenues	976,048	—	—	—	976,048
Operating Expenses (excluding depreciation and amortization)	2,556,266	—	—	—	2,556,266
Depreciation and amortization	158,208	—	—	—	158,208
Stock Compensation	—	—	—	141,204	141,204
Income (loss) from operations	(2,619,842)	—	—	(141,204)	(2,761,046)
Interest Expense	(445)	—	—	—	(445)
Other Income	9,182	—	—	—	9,182
Income (loss) before provision for income taxes	(2,611,105)	—	—	(141,204)	(2,752,309)
Provision for income tazes	—	—	—	—	—
Net income (loss)	$(2,611,105)	$—	$—	$(141,204)	$(2,752,309)

Total assets by segment on March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Technologies	$11,609,457	$11,819,377
Data Center Hosting & Related Services	4,589,740	4,131,189
Asset Management Services	8,993,625	7,530,274
Corporate and Unallocated	8,894,518	11,477,837
	$34,087,340	$34,958,677

All assets are located in the United States.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

NOTE 12 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the three months ended March 31, 2025, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the three months ended March 31, 2025, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $69,131.

NOTE 13 – RELATED PARTY TRANSACTIONS

Frank Lonegro serves on the Board of Directors and is a member of the Audit Committee. Mr. Lonegro is the Chief Executive Officer of Landstar System, Inc. (“Landstar”), based in Jacksonville, Florida. The Company has previously utilized Landstar for shipping services including transporting large items. Most recently, Landstar was the designated vendor involved in shipping an Edge Data Center to an Amtrak site in Secaucus, New Jersey. Mr. Lonegro was not involved in the selection of his company by the Company, with which there was an existing relationship pre-dating Mr. Lonegro’s appointment to the Board of the Company. Mr. Lonegro did not participate in any Board discussions or votes relating to the selection of Landstar nor approval of the transactions with Landstar. The terms of these transactions were reviewed and approved by the management team. For the three months ended March 31, 2025 and March 31, 2024, the Company expensed $8,690 and zero, respectively, on transactions relating to Landstar. For the three months ended March 31, 2025 and March 31, 2024, the amounts owed were zero and zero , respectively, and are included in accounts payable in the accompanying balance sheets.

In the fourth quarter of 2022, the Company elected to not renew a support contract with an existing customer due to a change in focus by the Company away from its Integrated Correctional Automation System (“iCAS”) business and the limited amount of revenue expected from that business going forward. On June 29, 2023, the Company completed a transaction whereby it sold assets related to its iCAS business and a recommendation to that customer to engage with the eventual buyer going forward. The transaction was completed with a third-party buyer of which the Company’s then former and now current Chief Financial Officer is a director. The former officer, who was rehired as our CFO in May of 2024, did not participate in the transaction on behalf of the Company which was negotiated by the CEO.

In late 2024, Duos engaged with FIG to assist in FIG’s purchase of approximately 850 Mega Watts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation (“balance of plant”). In late November 2024, Sawgrass Buyer LLC, an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, “APR”). Chuck Ferry, our CEO, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024. At Closing, Sawgrass Buyer LLC entered into an Asset Management Agreement (“AMA”) with the Company under which a substantial portion of company staff, including certain members of the management team (including Mr. Ferry), would oversee operations of Sawgrass Buyer LLC. The AMA term is two years and subject to customary cancellation provisions. At closing, the Company also received a 5% non-voting equity ownership interest in Sawgrass APR Holdings, LLC (“Sawgrass Parent”), the ultimate parent company of Sawgrass Buyer LLC. As part of the transaction, certain members of the Company’s management team, including Charles Ferry, Duos’ Chief Executive Officer, and Christopher King, Duos’ Chief Operating Officer, will serve in similar positions with New APR in addition to their roles at the Company. Mr. Ferry will also be Executive Chairman and a member of the Board of New APR. Mr. Goldfarb, the Company’s CFO, will be an observer on the board of New APR but will have no executive role or management responsibilities at the new entity. The Company will continue to pay the full compensation for Mr. Ferry, Mr. King and one other employee, with New APR covering 50% of that cost.

As a result of the relationships between Duos Energy Corporation and the FIG related entities described above, Sawfrass APR Holdings LLC ("Sawgrass Parent") and New APR Energy, LLC ("New APR") are considered related parties to the Company. (See Notes 3, 5, 6 and 10 for related party balances).

In 2024, the Company borrowed $2,200,000 from two lenders that are related parties because together they hold more than 10% of the Company’s voting common stock. (See Note 7). The Company began early repayments of the loan in the amount of $1.0 million, during the first three months ended March 31, 2025.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2025 (Unaudited)

NOTE 14 – SALE OF ASSETS

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

The original issue discount is being accrued into interest income over the term of the note.

The note receivable was recorded as follows on March 31, 2025:

March 31, 2025
Convertible note receivable	$165,000
Less allowance on note receivable	(163,125)
Less unamortized discount	(1,875)
Convertible note receivable, net	$—

NOTE 15 – SUBSEQUENT EVENTS

On April 1, 2025, the Company awarded an employee 20,000 non-qualified stock options which have a 5-year term and a 3-year vesting period. The exercise price of these qualified stock options was based on the closing price of the common stock on the last trading day prior to grant. The grant date fair value of the stock option is approximately $69,800, which will be recognized over the vesting period of three years.

On April 1, 2025, the Company issued restricted 10,000 stock awards to two directors for a total of 20,000 shares of restricted stock with 1-year cliff vesting with an aggregate grant-date fair value of $119,600 based on a $5.98 price per share.

On April 14, 2025, the Company entered into the First Amendment to the At-The-Market Issuance Sales Agreement (the “Amendment”) with Ascendiant Capital Markets, LLC, as sales agent. The Amendment increases the aggregate dollar amount of common stock that may be sold under the At-The-Market Issuance Sales Agreement, originally entered into on May 17, 2024, by $8,850,000, for total capacity of $16,350,000. On April 14, 2025, the Company also filed a Prospectus Supplement with the SEC relating to the additional $8,850,000 of common stock that may be sold pursuant to the Amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc., and its operating subsidiaries, Duos Technologies, Inc. (“Duos”), Duos Edge AI, Inc. (“Edge”) and Duos Energy Corporation (“Energy”) (Duos Technologies Group, Inc., Duos, Edge, and Energy collectively the “Company” “we”, “our”, and “us”) from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “aim,” “project,” “target,” “will,” “may,” “should,” “forecast” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements typically address the Company’s expected future business and financial performance and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

Although the Company’s prospects for future revenue growth are anticipated to be favorable, investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control and unexpected macro events can have a severe impact on the business. Please see the risk factors identified in “Item 1A – Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended March 31,
	2025	2024

Revenues	$4,952,185	$1,070,680
Cost of revenues	3,638,526	976,048
Gross margin	1,313,659	94,632
Operating expenses	3,103,287	2,855,678
Loss from operations	(1,789,628)	(2,761,046)
Other income (expense)	(290,035)	8,737
Net loss	$(2,079,663)	$(2,752,309)

Revenues

	For the Three Months Ended March 31,
	2025	2024	% Change
Revenues:
Technology systems	$64,684	$269,855	-76%
Services and consulting	4,887,501	800,825	510%
Total revenues	$4,952,185	$1,070,680	363%

The decreases in technology systems revenues for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, is primarily attributed to delays outside of the Company’s control with deployment of our two high-speed Railcar Inspection Portals, which are recorded in the technology systems portion of our business. Although these systems remain largely ready for deployment, customer delays at the deployment site continue to prevent installation even though these two high-speed Railcar Inspection Portals were deep into their production and manufacturing phases, which did not allow us to record the next phase of recognition. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation later this year. The Company is anticipating potential further delays related to this project in light of reviews currently being conducted by the Federal Government. Additionally, the Company continues to see opportunities for expansion of its programs with existing customers. In spite of the timing delays that continue to impact the quarterly results, management remains confident in the long-term potential of the RIP product.

The significant increase in services revenue for the quarter ended March 31, 2025, was primarily driven by Duos Energy beginning to execute on the Asset Management Agreement ("AMA") with New APR that was established on December 31, 2024. Under the AMA, Duos Energy oversees the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, providing management, sales, and operational support services to New APR. As a result, the Company generated $3,010,625 in revenue from the AMA during the first quarter of 2025. In addition, the Company recognized $904,125 in revenue from amortized deferred revenue liablity associated with its 5% non-voting equity interest in the ultimate parent of New APR. Revenue from the AMA and the 5% interest is reported under “Services and consulting – related parties” on the income statement. Services revenue from the rail business also grew modestly during the quarter, supported by increases in service pricing across existing customer contracts.

The Company expects services revenue from both its rail and power businesses to continue growing throughout 2025. Growth drivers include the anticipated deployment of additional power plants under the AMA, the expansion of maintenance services related to new rail installations coming online, and the renewal of existing service agreements.

Cost of Revenues

	For the Three Months Ended March 31,
	2025	2024	% Change
Cost of revenues:
Technology systems	$232,264	$583,437	-60%
Services and consulting	3,406,262	392,611	768%
Total cost of revenues	$3,638,526	$976,048	273%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems, support and maintenance of existing systems, software projects, and support of the asset management agreement with New APR.

During the three months ended March 31, 2025, the cost of revenues on technology systems decreased compared to the equivalent period in 2024. This reduction is primarily driven by our ability in Q1 2025 to reallocate certain fixed operating and servicing costs for technology systems to support the Asset Management Agreement, an allocation we could not make in the comparative period because the agreement was not yet in effect. It also reflects the ramp-down of manufacturing ahead of field installation of our two high-speed Railcar Inspection Portals, which has continued to temporarily slow project activity and further reduced cost of revenues while we await customer readiness for site deployment.

Cost of revenues on services and consulting significantly increased in the three months ended March 31, 2025 compared to the prior year period. This rise in costs is primarily due to supporting the AMA with New APR, where Duos Energy oversees the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, providing management, sales, and operational support services to New APR. An additional contributing factor to the increase in cost of revenues on services and consulting is $548,121 in amortization expense of the intangible asset related to a nonmonetary transaction, which was not present in the corresponding period of 2024.

Gross Margin

	For the Three Months Ended March 31,
	2025	2024	% Change

Revenues	$4,952,185	$1,070,680	363%
Cost of revenues	3,638,526	976,048	273%
Gross margin	$1,313,659	$94,632	1,288%

Gross margin improved in the first quarter of 2025 compared to the same period in 2024, primarily due to Duos Energy beginning execution of the Asset Management Agreement with New APR. This includes $904,125 in revenue recognized during the three months ending March 31, 2025, related to the Company’s 5% non-voting equity interest in the ultimate parent of New APR, which carried no associated costs and therefore contributed at a 100% margin. These revenues and the associated margin contribution were not present in the prior year period. Additionally, when comparing results between periods, the stage of completion for manufacturing and installation activities within our technology business may vary and should be considered in the analysis.

Operating Expenses

	For the Three Months Ended March 31,
	2025	2024	% Change
Operating expenses:
Sales and marketing	$294,975	$553,486	-47%
Research and development	424,431	382,142	11%
General and administration	2,383,881	1,920,050	24%
Total operating expenses	$3,103,287	$2,855,678	9%

During the three months ended March 31, 2025, the Company experienced a modest increase in overall operating expenses compared to the same period in 2024. Sales and marketing costs declined as resources were allocated to costs of service and consulting revenues in support of the Asset Management Agreement with New APR. Conversely, research and development expenses rose 11%, reflecting new engineering hires dedicated to supporting the Asset Management Agreement. General and administrative costs increased 24%, largely due to non-cash stock-based compensation charged for restricted stock granted to the executive team on January 1, 2025, under new employment agreements with a three-year cliff vesting schedule. Additionally, there were general and administrative costs that were allocated to cost of service and consulting revenues in support of the Asset Management Agreement with New APR. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers.

Loss from Operations

The loss from operations for the three months ended March 31, 2025 and 2024 was $1,789,628 and $2,761,046, respectively. The decrease in loss from operations was primarily the result of increased revenues during the quarter, driven by revenue generated by Duos Energy through the Asset Management Agreement with New APR.

Other Income/Expense

Other income for the three months ended March 31, 2025 was $32,542 and $9,182 for the comparative period in 2024. Interest expense for the three months ended March 31, 2025 was $322,577 and $445 for the comparative period in 2024. The increase in interest expense is primarily due to the amortization of the debt discount on the $2.2 million note and the associated monthly interest expense in 2025; this note had not been entered into in the comparative period.

Net Loss

The net loss for the three months ended March 31, 2025 and 2024 was $2,079,663 and $2,752,309, respectively. The 24% decrease in net loss was mostly attributed to the increase in revenues generated by Duos Energy through the Asset Management Agreement with New APR as described above. Net loss per common share was $0.18 and $0.38 for the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of March 31, 2025, the Company has a working capital deficit of $6,502,554 and the Company had a net loss of $2,079,663 for the three months ended March 31, 2025.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,673,425)	$(2,032,719)
Net cash used in investing activities	(581,623)	(9,810)
Net cash provided by financing activities	2,788,033	2,578,279
Net increase (decrease) in cash	$(2,467,015)	$535,750

Net cash used in operating activities for the three months ended March 31, 2025 and 2024 was $4,673,425 and $2,032,719, respectively. The increase in net cash used in 2025 was driven primarily by elevated non-cash add-backs for depreciation, amortization, and stock-based compensation, offset by a significant build-up in accounts receivable as project and service billings outpaced collections coupled with a draw-down of contract liabilities as we execute on the Asset Management Agreement.

Net cash used in investing activities was $581,623 and $9,810 for the three months ended March 31, 2025 and 2024, respectively. The increase in 2025 reflects continued investment in capitalized construction-in-progress costs associated with the six edge data centers currently owned by the Company that are being deployed in 2025.

Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 was $2,788,033 and $2,578,279, respectively. Cash flows provided by financing activities during the first three months of 2025 were primarily attributable to gross proceeds of $3,954,940 from our At-The-Market (ATM) offering program, offset partially by $1,000,000 in repayments toward the principal balance of the secured promissory notes entered into with 21 April Fund LP and 21 April Fund Ltd. Cash flows from financing activities during the first three months of 2024 were primarily attributable to gross proceeds of approximately $2,745,002 from issuances of Series D and Series E Convertible Preferred Stock.

On a long-term basis, our liquidity is dependent on the successful continuation of the revenue diversification strategy into the Energy and Edge Data Center subsidiaries, and expansion of operations and receipt of revenues across all operating segments. We believe our current capital and revenues are sufficient to fund such expansion and our operations over the next twelve months, although we are dependent on timely payments from our customers for projects and work in process. However, we expect such timely payments to continue. Material cash requirements will be satisfied within the normal course of business including substantial upfront payments from our customers prior to starting projects. The Company may elect to purchase materials and supplies in advance of contract award but where there is a high probability of that award.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,079,663 for the three months ended March 31, 2025. During the same period, cash used in operating activities was $4,673,425. The working capital deficit and accumulated deficit as of March 31, 2025, were $6,502,554 and $76,447,672, respectively.

As previously noted, the Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Preferred Stock. Additionally, in the first and second quarters of 2024, the Company raised gross proceeds of $2,995,002 from the issuance of a combination of Series D and E Convertible Preferred Stock (See Note 8). The Company successfully raised approximately $3,544,689 in gross proceeds through its At-The-Market (ATM) offering program in 2024 and secured an additional $3,954,940 in gross proceeds during the first two months of 2025. Additionally, during the second quarter of 2025, the Company will again have access to its S-3 “shelf registration” statement allowing the Company to sell additional securities. At the time of this document, the Company estimates that it will have available capacity on its shelf registration which it can utilize to bolster working capital and growth of the business in the event that revenues from its recently executed AMA with New APR do not provide sufficient cash flow to support operations. Although additional investment is not assured, the Company is comfortable that it would be able to raise sufficient capital to support expanded operations based on an anticipated increase in business activity. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

In addition, management has taken and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, with the combination of commercial sales success, coupled with an S-3 shelf registration availability that is effective April 15, 2025, it will have sufficient working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen growth in its contracted backlog as well as significant, positive signs from new commercial projects that indicate improvements in future revenues.

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

The Company generates revenue from four sources:

1. Technology Systems

2. AI Technologies

3. Technical Support including related party revenues from the AMA agreement which began in January 2025

4. Consulting Services including related party revenues from the AMA agreement which began in January 2025

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

Where the Company has an interest in a Variable Interest Entity (“VIE”) it will consolidate any VIE in which the Company has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both of the characteristics are met, the Company is considered to be the primary beneficiary and therefore will consolidate that VIE into the consolidated financial statements.

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

Sawgrass Parent is deemed to be a VIE and the Company holds a 5% interest in Sawgrass Parent and an interest in the subsidiary New APR through the AMA, both of which are considered variable interests. However, the Company does not represent the primary beneficiary as it does not possess the ability to direct the activities that most significantly impact the economic performance of Sawgrass Parent. Accordingly, the Company does not consolidate Sawgrass Parent. Due to the Company’s interest in Sawgrass Parent, it was determined that the Company has significant influence over Sawgrass Parent. Therefore, the Company accounts for its investment in Sawgrass Parent as an Equity Method Investment.

The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. The Company initially recorded the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024.

Due to the unavailability of Q1-2025 financials from the Sawgrass Parent, the Company has applied a one-quarter lag (in accordance with the appropriate Accounting Standards Codification) in reporting and recording the value of its 5% minority investment. The Company has determined that its 5% interest shall be recorded using the Equity Investment Method whereby Net Profit and Net Loss for any Fiscal Year shall be allocated among the members in such a manner that, as of the end of such fiscal year, the Capital Account Balance of each Member, as increased by the Member’s share of “minimum gain” and “partner minimum gain” (as such terms are used in Treasury Regulations Section 1.704-2 ), shall, to the extent possible, be equal to the amount which would have been distributed to such Member pursuant to a Hypothetical Liquidation as of the end of the last day of such fiscal year. This approach is consistent with the equity method of accounting as outlined in ASC 323-10-35-6, which will be consistent for each quarter. Consequently, Duos will incorporate the financial results of the Sawgrass Parent into its Q2-2025 SEC filing which will be applied using a management estimate, ensuring that the equity method is consistently applied.

Management believes that the use of estimates and assumptions in applying the equity method is reasonable.

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized during the year ended December 31, 2024 or the three months ended March 31, 2025

Impairment of Intangible Assets

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

There is no indication of impairment at March 31, 2025.

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

For restricted stock awards, fair value is measured at the closing market price of the Company’s common stock on the grant date. That value is then recognized over the requisite vesting period.

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

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and VP of Accounting, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based upon such evaluation, our Chief Executive Officer, Chief Financial Officer and VP of Accounting have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and VP of Accounting, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Plans

During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement, made and entered into as of January 1, 2025, between Duos Technologies Group, Inc. and Charles P. Ferry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.2	Employment Agreement, made and entered into as of January 1, 2025, between Duos Technologies Group, Inc. and Adrian Goldfarb (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.3	Employment Agreement, made and entered into as of January 1, 2025, between Duos Technologies Group, Inc. and Christopher King (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: May 15, 2025	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: May 15, 2025	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

