Form 10-Q
period 2025-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2025-08-14
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 14, 2025, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 19,414,300.

SIGNATURES	60

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,474,395	$6,266,296
Accounts receivable, net	227,802	109,007
Accounts receivable, net - related parties	1,247,333	294,434
Contract assets	730,570	635,774
Subscription receivable	98,235	—
Lease receivable	34,440	—
Inventory	509,531	605,356
Prepaid expenses and other current assets	453,614	176,338

Total Current Assets	4,775,920	8,087,205

Inventory - non current, net	196,315	196,315
Lease receivable, less current portion	245,543	—
Property and equipment, net	3,604,910	2,771,779
Operating lease right of use asset - Office Lease, net	3,843,961	4,028,397
Financing lease right of use asset - Edge Data Centers, net	1,868,359	2,019,180
Security deposit	450,000	500,000

OTHER ASSETS:
Equity Investment - Sawgrass APR Holdings LLC	7,233,000	7,233,000
Intangible Asset, net	8,495,875	9,592,118
Patents and trademarks, net	145,891	127,300
Software development costs, net	273,862	403,383
Total Other Assets	16,148,628	17,355,801

TOTAL ASSETS	$31,133,636	$34,958,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$889,326	$969,822
Notes payable - financing agreements	219,834	17,072
Accrued expenses	554,688	373,251
Operating lease obligation - Office Lease -current portion	808,516	798,556
Financing lease obligations - Edge Data Centers - current portion	527,777	367,451
Notes payable, net of discount - related parties	1,085,139	1,758,396
Contract liabilities, current	2,870,631	3,188,518
Contract liabilities, current - related parties	6,116,500	8,616,500

Total Current Liabilities	13,072,411	16,089,566

Contract liabilities, less current portion	6,303,392	7,399,634
Contract liabilities, less current portion - related parties	1,808,250	3,616,500
Operating lease obligation - Office Lease, less current portion	3,665,016	3,867,042
Financing lease obligations - Edge Data Centers, less current portion	1,551,920	1,724,604

Total Liabilities	26,400,989	32,697,346

Commitments and Contingencies (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,441,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 and 0 issued and outstanding at June 30, 2025 and December 31, 2024, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at June 30, 2025 and December 31, 2024, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at June 30, 2025 and December 31, 2024, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 999 and 1,299 issued and outstanding at June 30, 2025 and December 31, 2024, respectively, convertible into common stock at $3.00 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 12,500 and 13,500 issued and outstanding at June 30, 2025 and December 31, 2024, respectively, convertible into common stock at $2.61 per share	13	14
Series F convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at June 30, 2025 and December 31, 2024, respectively, convertible into common stock at $6.20 per share	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 12,321,162 and 8,922,576 shares issued, 12,319,838 and 8,921,252 shares outstanding at June 30, 2025 and December 31, 2024, respectively	12,320	8,921
Additional paid-in-capital	84,843,468	76,777,856
Accumulated deficit	(79,965,703)	(74,368,009)
Sub-total	4,890,099	2,418,783
Less: Treasury stock (1,324 shares of common stock at June 30, 2025 and December 31, 2024)	(157,452)	(157,452)
Total Stockholders' Equity	4,732,647	2,261,331

Total Liabilities and Stockholders' Equity	$31,133,636	$34,958,677

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2025	2024	2025	2024

REVENUES:
Technology systems	$41,397	$264,999	$106,081	$534,854
Services and consulting	926,241	1,245,497	1,898,992	2,046,322
Services and consulting - related parties	4,760,403	—	8,675,153	—
Hosting Revenue	8,000	—	8,000	—

Total Revenues	5,736,041	1,510,496	10,688,226	2,581,176

COST OF REVENUES:
Technology systems	348,215	780,912	580,479	1,364,349
Services and consulting	877,058	944,148	1,625,252	1,336,759
Services and consulting - related parties	2,976,469	—	5,634,537	—
Hosting	15,343	—	15,343	—

Total Cost of Revenues	4,217,085	1,725,060	7,855,611	2,701,108

GROSS MARGIN	1,518,956	(214,564)	2,832,615	(119,932)

OPERATING EXPENSES:
Sales and marketing	417,640	712,456	712,615	1,265,942
Research and development	307,339	390,000	731,770	772,142
General and administration	4,234,660	1,899,396	6,618,541	3,819,446

Total Operating Expenses	4,959,639	3,001,852	8,062,926	5,857,530

LOSS FROM OPERATIONS	(3,440,683)	(3,216,416)	(5,230,311)	(5,977,462)

OTHER INCOME (EXPENSES):
Interest expense	(87,349)	(1,150)	(409,926)	(1,595)
Change in fair value of warrant liabilities	—	—	—	—
Gain on extinguishment of warrant liabilities	—	—	—	—
Interest income on lease receivable	1,247	—	1,247	—
Other income, net	8,754	13,395	41,296	22,577

Total Other Income (Expenses), net	(77,348)	12,245	(367,383)	20,982

NET LOSS	$(3,518,031)	$(3,204,171)	$(5,597,694)	$(5,956,480)

Basic and Diluted Net Loss Per Share	$(0.30)	$(0.43)	$(0.48)	$(0.81)

Weighted Average Shares-Basic and Diluted	11,847,115	7,450,676	11,619,714	7,378,813

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock D		Preferred Stock E		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2023	1,299	$1	11,500	$12	7,306,663	$7,306	$69,120,199	$(63,603,552)	$(157,452)	$5,366,514

Series D preferred stock issued	620	1	—	—	—	—	619,999	—	—	620,000

Series E preferred stock issued	—	—	2,125	2	—	—	2,125,000	—	—	2,125,002

Stock options compensation	—	—	—	—	—	—	141,204	—	—	141,204

Stock issuance costs	—	—	—	—	—	—	(36,188)	—	—	(36,188)

Stock issued for services	—	—	—	—	8,655	9	37,491	—	—	37,500

Stock Compensation under ESPP	—	—	—	—	—	—	18,116	—	—	18,116

Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	—	(2,752,309)	—	(2,752,309)

Balance March 31, 2024	1,919	$2	13,625	$14	7,315,318	$7,315	$72,025,821	$(66,355,861)	$(157,452)	$5,519,839

Series D preferred stock issued	250	$—	—	$—	—	$—	$250,000	$—	$—	$250,000

Stock issued for services	—	—	—	—	15,041	15	42,485	—	—	42,500

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	38,041	38	109,780	—	—	109,818

Series D preferred stock converted to common stock	(650)	(1)	—	—	216,668	217	(216)	—	—	—

Common stock issued for cash	—	—	—	—	38,530	38	115,525	—	—	115,563

Stock issuance costs	—	—	—	—	—	—	(40,000)	—	—	(40,000)

Stock options compensation	—	—	—	—	—	—	59,905	—	—	59,905

Net loss for the three months ended June 30, 2024	—	—	—	—	—	—	—	(3,204,171)	—	(3,204,171)

Balance June 30, 2024	1,519	$1	13,625	$14	7,623,598	$7,623	$72,563,300	$(69,560,032)	$(157,452)	$2,853,454

Balance December 31, 2024	1,299	$1	13,500	$14	8,922,576	$8,921	$76,777,856	$(74,368,009)	$(157,452)	$2,261,331

Series D preferred stock converted to common stock	(300)	—	—	—	100,000	100	(100)	—	—	—

Common stock issued for cash under ATM	—	—	—	—	633,683	634	3,954,306	—	—	3,954,940

Stock options compensation	—	—	—	—	—	—	22,030	—	—	22,030

Restricted stock compensation	—	—	—	—	1,961,898	1,962	950,011	—	—	951,973

Stock issuance costs	—	—	—	—	—	—	(138,226)	—	—	(138,226)

Stock options exercised	—	—	—	—	27,712	28	107,897	—	—	107,925

Stock issued for services	—	—	—	—	9,360	9	49,991	—	—	50,000

Stock compensation under ESPP	—	—	—	—	—	—	21,644	—	—	21,644

Net loss for the three months ended March 31, 2025	—	—	—	—	—	—	—	(2,079,663)	—	(2,079,663)

Balance March 31, 2025	999	$1	13,500	$14	11,655,229	$11,654	$81,745,409	$(76,447,672)	$(157,452)	$5,151,954

Series E preferred stock converted to common stock	—	$—	(1,000)	$(1)	383,143	$384	$(383)	$—	$—	$—

Common stock issued for cash under ATM	—	—	—	—	238,145	238	1,835,636	—	—	1,835,874

Stock options compensation	—	—	—	—	—	—	22,204	—	—	22,204

Restricted stock compensation	—	—	—	—	—	—	1,028,012	—	—	1,028,012

Restricted stock issued	—	—	—	—	10,000	10	44,590	—	—	44,600

Stock issuance costs	—	—	—	—	—	—	(67,012)	—	—	(67,012)

Stock options exercised for cash	—	—	—	—	6,667	7	36,845	—	—	36,852

Stock options exercised - cashless	—	—	—	—	3,576	3	(3)	—	—	—

Stock issued for services	—	—	—	—	5,419	5	39,995	—	—	40,000

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	18,983	19	158,175	—	—	158,194

Net loss for the three months ended June 30, 2025	—	—	—	—	—	—	—	(3,518,031)	—	(3,518,031)

Balance June 30, 2025	999	$1	12,500	$13	12,321,162	$12,320	$84,843,468	$(79,965,703)	$(157,452)	$4,732,647

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash from operating activities:
Net loss	$(5,597,694)	$(5,956,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,429,701	781,835
Inventory write-off	25,000	—
Stock based compensation	2,133,933	241,694
Stock issued for services	90,000	80,000
Amortization of debt discount related to warrant liabilities	326,743	168,562
Amortization of operating lease right of use asset - Office Lease	184,437	—
Amortization of lease right of use asset - Edge Data Centers	150,821	—
Changes in assets and liabilities:
Accounts receivable	(118,795)	1,333,668
Accounts receivable-related parties	(952,898)	—
Lease receivable	2,789	—
Note receivable	—	(3,750)
Contract assets	(94,796)	(497,448)
Inventory	120,434	165,792
Prepaid expenses and other current assets	200,451	175,073
Accounts payable	(80,496)	253,863
Security deposit	50,000	50,000
Accrued expenses	181,437	87,912
Operating lease obligation - Office Lease	(192,066)	(166,477)
Financing lease obligations - Edge Data Centers	(12,359)	—
Contract liabilities	(1,414,129)	(655,228)
Contract liabilities, related parties	(4,308,250)	—

Net cash used in operating activities	(7,875,737)	(3,940,984)

Cash flows from investing activities:
Purchase of patents/trademarks	(24,482)	(4,765)
Purchase of property and equipment	(1,363,559)	(884,520)

Net cash used in investing activities	(1,388,041)	(889,285)

Cash flows from financing activities:
Repayments on financing agreements	(274,965)	(227,184)
Repayments of notes payable, related parties	(1,000,000)	—
Proceeds from common stock issued	5,692,579	115,563
Proceeds from exercise of stock options	144,777	—
Stock issuance cost	(205,238)	(76,188)
Proceeds from shares issued under Employee Stock Purchase Plan	114,724	87,348
Proceeds from preferred stock issued	—	2,995,002

Net cash provided by financing activities	4,471,877	2,894,541

Net increase (decrease) in cash	(4,791,901)	(1,935,728)
Cash, beginning of period	6,266,296	2,441,842
Cash, end of period	$1,474,395	$506,114

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,865	$1,596
Taxes paid	$19,733	$5,055

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$477,727	$426,661
Transfer of inventory to property and equipment	$49,609	$300,000
Intangible asset acquired with contract liability	$—	$11,161,428
Transfer of property and equipment to lease receivable	$282,772	$—
Subscription receivable	$98,235	$—
Conversion of Series E Preferred Stock into common stock	$1	$—

See accompanying condensed notes to the unaudited consolidated financial statements.

 DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

On December 31, 2024, the Company entered into the AMA with New APR, an entity formed by affiliates of FIG. Under the AMA, Duos Energy manages the deployment and operations for a fleet of mobile gas turbines and “balance-of-plant” inventory, providing management, sales and operations functions to New APR in connection with the assets. In exchange for services to be performed under the AMA, the Company received an initial cash payment from New APR and common units in Sawgrass Parent. While the Company has board representation in Sawgrass Parent, its common units are non-voting and the Company does not control the board of directors of Sawgrass Parent. Where the Company has an interest in a Variable Interest Entity (“VIE”), it will consolidate any VIE in which the Company has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both of the characteristics are met, the Company is considered to be the primary beneficiary and therefore will consolidate that VIE into our consolidated financial statements.

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

The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value of the equity method investment as of December 31, 2024, of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. Revenue recognition started on January 1, 2025 (Note 6).

The Company recorded the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024.

Under the terms of the AMA, Duos staff is conducting all operations for commercial engagement, planning and project management, installation and operations of the New APR assets. The new entity shares certain management functions with Duos including the CEO, COO, Chief Commercial Officer and General Counsel and other services are provided by Duos in a combination of direct staffing with specific experience in the power generation industry and other functions as necessary via a “shared services” agreement. Certain accounting staff are currently being supplied via the shared services agreement. It is expected that New APR will develop its own accounting and administrative functions, including its own President and Chief Financial Officer. It is expected that there will be a strong correlation between the two companies, particularly in the areas of Data Center power generation and business development and Duos is expected to participate in these opportunities in addition to the anticipated revenues from the AMA.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

As a result of the relationships described above between Duos Energy Corporation and the FIG related entities, Sawgrass APR Holdings LLC ("Sawgrass Parent") and New APR Energy, LLC ("New APR") are considered related parties to the Company. (See Notes 3, 5, 6 and 10 for related party balances).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

Due to the unavailability of Q2-2025 financials from Sawgrass Parent, our equity method investee, the Company has applied a one-quarter lag (in accordance with ASC 323-10-35-6) in reporting and recording the value of its 5% minority investment. The Company records its 5% interest using the Equity Method as we have significant influence. ASC 323-10-35-4 requires an entity to recognize its share of earnings or loss of an equity method investee which adjusts the carrying amount of the investment and is reflected as earnings or loss in income. Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Sawgrass APR Holding LLC (the “Agreement”) Net Profit and Net Loss for any Fiscal Year is allocated among the members in such a manner that, as of the end of such fiscal year, the Capital Account Balance of each Member, as increased by the Member’s share of “minimum gain” and “partner minimum gain” (as such terms are used in Treasury Regulations Section 1.704-2), to the extent possible, to be equal to the amount which would have been distributed to such Member pursuant to a Hypothetical Liquidation, as defined in the Agreement, as of the end of the last day of such fiscal year. Under the Hypothetical Liquidation, the assets of Sawgrass Parent are disposed of in a taxable disposition for the book value of such assets and the remaining amounts, after repayment of outstanding obligations ae distributed to the members pursuant to the Agreement. Per the Agreement, the Company is entitled to pro-rata distributions only after Preferred Holders have received their Total Contributed Capital and subsequent distributions to Preferred and Incentive Unit Holders have reached the Multiple on Invested Capital (MOIC) Threshold of 1.5 times the initial contributions. Therefore, it is likely that early periods will not generate sufficient earnings to provide the Company with a return in the form of a claim on net assets. Based on the terms of the Agreement our specified allocation of earnings and losses of 5% differs from the allocation of cash from operations and liquidation. Therefore, we will apply the guidance in ASC 970-323-35-17 by analogy, which states, if the specified allocation for earnings differs from the allocation of cash from operations and on liquidation, the investor should not use the specified earnings or loss percentages to determine its share of the investee’s earnings. Rather, the investor should analyze the investment agreement to determine how the increase or decrease in the investee’s net assets during the reporting period would affect the cash that the investor would receive over the investee’s life and on its liquidation.

As per the guidance above, the subsequent recognition of the equity method investment should reflect the Company’s claim on net assets, determined by its rights to distributions and residual assets under the Agreement’s distribution waterfall. The Hypothetical Liquidation at Book Value (HLBV) method satisfies this requirement by simulating a hypothetical liquidation at each reporting period, allocating net assets based on the rights and priorities defined in the Agreement. This approach reflects the Company’s economic interest in the Sawgrass Parent by estimating the amount it would receive in a liquidation scenario, aligning the recognition of income or loss with the actual distribution provisions under the agreement. Accordingly, this method appropriately represents the cash distribution under Section 10 and the allocation of profit and loss under Section 9.1 of the Agreement.

At the initial investment date, the Company’s hypothetical claim on net assets was zero, and it is expected to remain so, until other investors have received their Total Contributed Capital and the MOIC Threshold has been met. As a result of the MOIC not being met, the Company’s share of earnings under the HLBV method is zero during these early periods. Because the Company is not obligated to fund Sawgrass Parent’s losses, no losses will be allocated unless the investment becomes impaired, and such losses will not exceed the initial investment of $7.2 million. Similarly, net income will not be allocated until the HLBV calculation results in an allocation that exceeds the Company’s carrying value.

Accordingly, the Company will continue to present the equity method investment at its initial fair value unless the HLBV calculation yields a profit or the investment becomes impaired.

Management believes that the use of estimates and assumptions in applying the equity method is reasonable.

The Company “as lessor” entered into a master capital lease agreement with Region 16 Education Service Center for the lease of a 500kW generator. The lease commenced on June 1, 2025, and includes 84 monthly payments of $4,035.38, with a $1 buyout option at the end of the lease term. In accordance with ASC 842, the lease has been classified as a sales-type finance lease. The present value of the lease payments was calculated using an implied annual interest rate of 5.29%, which equates the present value of the lease payments and buyout to the fair value of the generator at inception of $282,772. The resulting lease receivable and interest income are recognized over the lease term based on the amortization schedule derived from this rate.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

Reclassification

Certain amounts in the prior period have been reclassified to conform to current period presentation. Balances in accounts receivable and contract liabilities were reclassified to related party accounts receivable and related party contract liabilities, respectively. There was no net effect of this reclassification on the consolidated balance sheets.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of June 30, 2025, the balance in one financial institution exceeded federally insured limits by approximately $676,285. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2025, three customers accounted for 64% (related party), 17% (related party) and 11% of revenues. For the six months ended June 30, 2024, three customers accounted for 43%, 25% and 18% of revenues. In most cases, there are no minimum contract values stated. The contracts are for service and maintenance, which may be paid monthly or annually in advance with revenues recorded ratably over the contract period.

At June 30, 2025, two customers accounted for 14% and 85% (related party) of accounts receivable. At December 31, 2024, three customers accounted for 73%, 17%, and 10% of accounts receivable. Much of the credit risk is mitigated due to the historical timely payments of our customers.

Geographic Concentration

For the six months ended June 30, 2025, approximately 13% of revenue was generated from three customers outside of the United States. For the three months ended June 30, 2024, approximately 65% of revenue was generated from three customers outside of the United States.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

For the six months ended June 30, 2025, the Company recognized inventory shrinkage in the amount of $25,000. The shrinkage was recorded as a reduction to the carrying value of inventory and recorded to cost of revenues as an expense in the period. The Company continuously evaluates the recoverability of its inventory. There were no material impacts on the Company's financial position as a result of the shrinkage.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

Equity Method Investments

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of an unconsolidated equity method investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective equity method investee and the Company’s share of the underlying equity of such equity method investee are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated equity method investments. Investments are reviewed for changes in circumstance or the occurrence of events that suggest an other non-temporary event where our investment may not be recoverable.

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

The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value of the equity method investment as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. The Company initially recorded the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024. Revenue recognition started January 1, 2025. The Company recorded revenue for the six months ended June 30, 2025 in the amount of $1.8 million with remaining deferred revenue of $5.4 million as of June 30, 2025.

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized during the six months ended June 30, 2025. See further disclosure of accounting policies related to this equity method investment above under “Use of Estimates.”

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

Product Warranties

The Company has a 90-day warranty period for materials and labor after final acceptance of a project. If any parts are defective they are replaced under our vendor warranty, which is usually 12 to 36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of June 30, 2025 and December 31, 2024, the warranty costs have been de-minimis, therefore no accrual of warranty liability has been made.

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

The Company generates revenue from five sources:

(1) Technology Systems

(2) AI Technologies

(3) Technical Support including related party revenues from the AMA which began in January 2025

(4) Consulting Services including related party revenues from the AMA which began in January 2025

(5) Hosting

Technology Systems

For revenues related to technology systems, the Company recognizes revenue over time using a cost-based input methodology in which significant judgment is required to estimate costs to complete projects. These estimated costs are then used to determine the progress towards contract completion and the corresponding amount of revenue to recognize.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

Technical Support

Technical support services are provided on both an as-needed and extended-term basis and may include providing both parts and labor. Maintenance and technical support provided outside of a maintenance contract are on an “as-requested” basis, and revenue is recognized over time as the services are provided. Revenue for maintenance and technical support provided on an extended-term basis is recognized over time ratably over the term of the contract. This includes related party revenues from the AMA, which began on January 1, 2025, related to the installation and maintenance of certain assets deployed by New APR.

Consulting Services

The Company’s consulting services business generates revenues under contracts with customers from four sources: (1) Professional Services (consulting and auditing and including related party revenues from the AMA which began in January 2025); (2) Software licensing with optional hardware sales; (3) Customer service training and (4) Maintenance/support.

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

Hosting

The Company generates hosting revenue from deploying and operating edge data centers, which provide customers with dedicated cabinet space on a monthly basis. The revenue from hosting consists of fixed monthly fees per cabinet, recognized as revenue ratably over the contractual hosting term, as the Company provides continuous access to the hosted infrastructure and related services.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

Advertising

The Company expenses the cost of advertising. During the six months ended June 30, 2025 and 2024, there were no advertising costs.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

The Company evaluates all significant tax positions as required by ASC 740. As of June 30, 2025, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

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

At June 30, 2025, there were (i) an aggregate of zero outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 485,125 shares of common stock, (iii) 333,000 common shares issuable upon conversion of Series D Convertible Preferred Stock, and (iv) 4,789,273 common shares issuable upon conversion of Series E Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

The Company accounts for leases as a lessor in accordance with ASC 842-30. Under ASC 842-30, leases are classified as either operating, sales-type or finance leases based on the terms and characteristics of the lease agreement. The Company is the lessor in a master capital lease agreement entered into during the second quarter of 2025 with Region 16 Education Service Center. Under the terms of the agreement, Region 16 is leasing a 500kW generator for a period of 84 months beginning June 1, 2025. Monthly lease payments are $4,035.38, with a $1 buyout option at the end of the lease term. The lease meets the criteria for classification as a sale-type finance lease under ASC 842 due to the presence of a bargain purchase option and the lease term covering a substantial portion of the asset’s useful life.

At lease inception, the Company reclassified the generator from property and equipment and recognized a lease receivable equal to the present value of the lease payments. The present value of the lease payments was calculated to be $282,772, which approximates the fair value of the generator. The implied annual interest rate used to calculate the present value was 5.29%, determined using the internal rate of return (IRR) method. This rate reflects the financing component embedded in the lease payments.

Over the lease term, the Company will recognize interest income on the lease receivable and reduce the receivable as payments are received. The final $1 payment at the end of the lease term will transfer ownership of the generator to Region 16. The Company believes this lease arrangement is appropriately accounted for under ASC 842 and reflects the economic substance of the transaction.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,597,694 for the six months ended June 30, 2025. During the same period, cash used in operating activities was $7,875,737. The working capital deficit and accumulated deficit as of June 30, 2025, were $8,296,491 and $79,965,703, respectively.

The Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Convertible Preferred Stock. Additionally, in the first and second quarters of 2024, the Company raised gross proceeds of $2,995,002 from the issuance of a combination of Series D and E Preferred Stock (See Note 9). The Company successfully raised approximately $3,544,689 in gross proceeds through its At-The-Market (ATM) offering program in 2024 and secured an additional $3,954,940 in gross proceeds during the first two months of 2025. Furthermore, in the second quarter of 2025, the Company raised $1,835,874 in gross proceeds through its ATM offering program, followed by an additional $3,136,533 in July 2025 (See Note 15). On July 30, 2025, the Company priced a public offering of its common stock for net proceeds of approximately $37.1 million. The offering closed on August 1, 2025, and was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplements filed with the SEC. The capital raised is expected to bolster the Company’s balance sheet and position it to pursue strategic initiatives related to Duos Edge AI, from a stronger financial foundation. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

In addition, management has taken and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, with the combination of its current capital and commercial sales success, it will have sufficient working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen growth in its contracted backlog as well as significant, positive signs from new commercial projects that indicate improvements in future revenues.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

Management believes that, at this time, the conditions in our traditional market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported could put a strain on our cash reserves. However, the Company’s current capital, the anticipated steady cash flow from the AMA and the ability to raise capital via the public markets indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We expect to continue executing the plan to grow our business and achieve profitability as previously discussed. The Company may selectively look at opportunities for fundraising in the future including potential debt offerings to support asset acquisition. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accounts receivable	$227,802	$185,044
Accounts receivable - related party	1,247,332	294,434
Allowance for credit losses	—	(76,037)
Accounts receivable, net	$1,475,135	$403,441

The Company recorded credit loss expense (recovery) of ($76,037) and zero for the six months ended June 30, 2025 and 2024 respectively.

A summary of the activity related to our allowance for credit losses at June 30, 2025 and December 31, 2024, is summarized below.

	June 30, 2025	December 31, 2024
Allowance for credit losses, beginning balance	$(76,037)	$—
Allowance for credit losses provision	—	(76,037)
Less recoveries	76,037	—
Allowance for credit losses, ending balance	$—	$(76,037)

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
19

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

In accordance with ASC 350-30-35-14, an intangible asset that is subject to amortization shall be reviewed for impairment if the carrying amount of the asset is not recoverable and exceeds its fair value. There is no indication of impairment at June 30, 2025.

Intangible asset at June 30, 2025 and December 31, 2024 consists of:

	June 30, 2025	December 31, 2024
Intangible Asset, gross	$11,161,428	$11,161,428
Accumulated Amortization	(2,665,553)	(1,569,310)
Intangible Asset, net	$8,495,875	$9,592,118

Amortization of the intangible asset for the six months ended June 30, 2025 and 2024, was $1,096,243 and $473,069, respectively.

The future amortization of the intangible asset is as follows:

Calendar Year	Amount
2025 (Remaining)	$1,096,241
2026	2,192,484
2027	2,192,484
2028	2,192,484
2029	822,182
Total Intangible Asset Amortization	$8,495,875

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

NOTE 5 – CASH ADVANCE PAYMENT – SAWGRASS HOLDINGS LLC

Amount
Cash as of December 31, 2024	$5,000,000
Contract liabilities, current as of June 30, 2025	(2,500,000)
Revenue recognized for the six months ended June 30, 2025	$2,500,000

At the close of business December 31, 2024, the Company entered into a series of contracts with FIG under which the Company deploys and operates a fleet of mobile gas turbines and balance of-plant inventory, providing management, sales and operations functions to New APR in connection with the assets. In exchange for services performed under the Asset Management Agreement (“AMA”), the Company received an advance cash payments and common units in Sawgrass Parent (see Note 6). The Company accounts for the arrangement with New APR as Revenue from contracts with customers. New APR advanced the Company $5.0 million in cash upon execution of the contract, which is being applied ratably on a monthly basis against amounts incurred under the AMA for a period of 12 months in 2025. In the event that the AMA is terminated within the first 12 months, any balance remaining of the advanced funds would be credited in full to Duos. The advanced consideration does not provide the benefit of financing as the cash will be consumed within the first year of the contract to align the interests of both parties under the AMA. As of June 30, 2025, contract liabilities under the arrangement were $2.5 million, comprised of the $5.0 million advance payment less $2.5 million recognized as earned revenue under the AMA for the six months ended June 30, 2025.

NOTE 6 – EQUITY INVESTMENT – SAWGRASS APR HOLDINGS LLC

	June 30, 2025	December 31, 2024
Equity Investment - Sawgrass APR Holdings LLC	$7,233,000	$7,233,000

At the close of business December 31, 2024, Duos Energy Corporation, a subsidiary, executed the AMA with New APR to manage its operations. The Company’s CEO is also the CEO of New APR and the operations of New APR are housed in the same facility as the Company in Jacksonville, Florida.

The Company was issued a 5% non-voting ownership interest in Sawgrass Parent, in the form of 25,882,353 common units, which is accounted for using the equity method. The Company determined the equity method was appropriate since Sawgrass Parent is considered a related party due to common management and the Company can exert significant influence over the operations of New APR. The Company concluded that the arrangement with New APR is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration under ASC 606-10-32-31. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA which will be recognized over a period of two years. The Company recorded $7.2 million of an equity method investment asset and $7.2 million of contract liabilities for services to be performed under the AMA. For the six months ended June 30, 2025, the Company did not recognize any equity in net income (loss) of the investee.

During the six months ended June 30, 2025, the Company recognized $1,808,250 of contract liabilities as revenue (See Note 10).

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized for the six months ended June 30, 2025.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

NOTE 7 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Notes Payable	Principal	Interest	Principal	Interest

Third Party - Insurance Note 1	$131,261	7.65%	$13,002	8.00%
Third Party - Insurance Note 2	14,344	—	4,070	—
Third Party - Insurance Note 3	74,228	—	—	—
Total	$219,834	—	$17,072	—

The Company entered into an agreement on April 15, 2024 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $154,338, secured by that policy with an annual interest rate of 8.25% and payable in 10 monthly installments of principal and interest totaling $16,023. The Company renewed its agreement on April 15, 2025 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $207,207 with a down payment paid in the amount of $42,241 in the second quarter of 2025 and ten monthly installments of $17,140. At June 30, 2025 and December 31, 2024, the balance of Insurance Note 1 was $131,261 and $13,002, respectively.

The Company entered into an agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,480, and payable in 12 monthly installments of $2,040. The Company renewed its agreement effective February 3, 2025 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,594 in the second quarter of 2025 and twelve monthly installments of $2,050. There were also audit premium adjustments in the amount of ($6,084). At June 30, 2025 and December 31, 2024, the balance of Insurance Note 2 was $14,344 and $4,070, respectively.

The Company entered into an agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $245,798 with a down payment paid in the amount of $84,473 in the first quarter of 2024 and ten monthly installments of $20,169. The Company renewed its agreement on February 3, 2025 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $249,448 with a down payment paid in the amount of $119,535 in the first quarter of 2025 and seven monthly installments of $18,559. At June 30, 2025 and December 31, 2024, the balance of Insurance Note 3 was $74,228 and $0, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

Notes Payable, Related Parties

On July 22, 2024, the Company and Duos Edge entered into secured promissory notes (the “Notes”) with two institutional investors in the Company, 21 April Fund LP and 21 April Fund Ltd. These investors own more than 10% of the outstanding shares of the Company and are therefore considered related parties. The principal amounts of the Notes are $1,520,000 for the Note issued to 21 April Fund Ltd. and $680,000 for the Note issued to 21 April Fund LP. The Notes bear interest at an annual rate of 10% and the principal and any accrued interest on the Notes are due on December 30, 2025. The Company has guaranteed all of Duos Edge’s obligations pursuant to the Notes.

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

This transaction is accounted for in accordance with ASC 470, which provides guidance on the accounting for debt and debt modifications. The Company is in compliance with all covenants and conditions associated with the Notes as of June 30, 2025.

As of June 30, 2025, the carrying amount of the Notes is classified as a current liability on the Company's consolidated balance sheet. The Company accrued interest of $178,165 as of June 30, 2025 with regard to the Notes which is included in accrued expenses in the accompanying consolidated balance sheet.

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

The Company made early payments on the Notes in the amount of $1,000,000 in the six months ended June 30, 2025.

The promissory Notes Payable at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Notes Payable	$1,200,000	$2,200,000
Unamortized Discount	(114,861)	(441,604)
Notes Payable, net	$1,085,139	$1,758,396

Amortization of the discount from the Notes for the six months ended June 30, 2025 was $326,743 which is included in interest expense.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

The Company used the following assumptions in determining the fair value of the warrant liabilities:

	Upon Grant		Upon Exercise
	21 April Fund LP	21 April Fund Ltd	21 April Fund LP	21 April Fund Ltd
Date of Grant (Exercise)	July 22, 2024	July 22, 2024	September 19, 2024	September 19, 2024
Note Value	$—	$—	$—	$—
Issue (Exercise) Stock Price	$2.77	$2.77	$2.49	$2.49
Strike	$3.00	$3.00	$2.61	$2.61
Share Equivalents	92,727	207,273	92,727	207,273
Strike Price discount	0%	0%	0%	0%
Expected Remaining Term (Years)	5.00	5.00	4.84	4.84
Historical Volatility	52%	52%	58%	58%
Expected Volatility	100%	100%	58%	58%
Dividend Yield	0%	0%	0%	0%
Annual Rate of Quarterly Dividends	$0.000	$0.000	$0.000	$0.000
Discount Rate - Bond Equivalent Yield	4.170%	4.170%	3.480%	3.480%

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021, and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021, and end on May 31, 2032. The Company recognized a ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. Per the contract, in the 18th month and every 12th month thereafter, the security deposit is reduced by $50,000 and now stands at $450,000. The right of use asset balance at June 30, 2025, net of accumulated amortization, was $3,843,961.

As of June 30, 2025, the office and warehouse lease is the Company’s only lease with a term greater than twelve months. The office and warehouse lease has a remaining term of approximately 7 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of-use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Six Months Ended June 30,
	2025	2024
Lease cost:
Operating lease cost	$390,819	$390,819
Short-term lease cost	$10,707	$10,916

Other information:
Operating cash outflow used for operating leases	$398,448	$388,734
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	7.00 years	8.00 years

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

As of June 30, 2025, future minimum lease payments due under our operating leases are as follows:

Amount
Calendar year:
2025 (Remaining)	$400,108
2026	818,518
2027	838,984
2028	859,856
Thereafter	3,183,571
Total undiscounted future minimum lease payments	6,101,037
Less: Impact of discounting	(1,627,505)
Total present value of operating lease obligations	4,473,532
Current portion	(808,516)
Operating lease obligations, less current portion	$3,665,016

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

The following table shows supplemental information related to the MLA:

	Six Months Ended June 30,
	2025	2024
Lease cost:
Master Lease Agreement cost	$242,026	$—
Short-term lease liability	$527,777	$—

Other information:
Operating cash outflow used for finance leases	$103,563	$—
Weighted average discount rate	8.63%	—
Weighted average remaining lease term	4.83 years	—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

At June 30, 2025, future minimum lease payments due under the MLA are as follows:

Amount
Calendar year:
2025	$263,886
2026	527,777
2027	527,777
2028	527,777
Thereafter	703,702
Total undiscounted future minimum lease payments	2,550,919
Less: Impact of discounting	(471,222)
Total present value of MLA obligation	2,079,697
Current portion	(527,777)
MLA, less current portion	$1,551,920

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

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders would be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of June 30, 2025 and December 31, 2024, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

Series C Convertible Preferred Stock

The Company’s Board of Directors designated 5,000 shares as the Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). Each share of the Series C Convertible Preferred Stock had a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock had 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series C Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $5.50 (subject to adjustment). The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series C Convertible Preferred Stock elected the 19.99% Beneficial Ownership Limitation. At June 30, 2025 and December 31, 2024 there were zero and zero shares of Series C Convertible Preferred Stock, issued and outstanding, respectively.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

In February of 2025, 300 outstanding shares of Series D Convertible Preferred Stock were converted into 100,000 shares of common stock. As of June 30, 2025 and December 31, 2024, respectively, there were 999 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

In May 2025, 1,000 shares of Series E Preferred Stock were converted into 383,143 shares of common stock.

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

As of June 30, 2025 and December 31, 2024, respectively, there were 12,500 and 13,500 shares of Series E Convertible Preferred Stock issued and outstanding.

Series F Convertible Preferred Stock

The Company's Board of Directors designated 5,000 shares as the Series F Convertible Preferred Stock (the “Series F Convertible Preferred Stock”). Each share of Series F Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the beneficial ownership limitation described below) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $6.20 (subject to adjustment) which equates to 161 common shares for each converted Series F Convertible Preferred Share. The Company, however, shall not effect any conversion of the Series F Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series F Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion. The purchasers of the Series F Convertible Preferred Stock elected that their ownership limitation would be 19.99%.

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

On August 2, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing, accredited investor in the Company (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser purchased 5,000 shares of a newly authorized Series F Convertible Preferred Stock, and the Company received proceeds of $5,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

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

As of June 30, 2025 and December 31, 2024, respectively, there were zero and zero shares of Series F Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

Common stock issued

Six Months Ended June 30, 2025

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

Effective March 26, 2025, the Company issued a restricted stock award to an employee for a total of 100,000 shares of restricted stock with 3-year cliff vesting with an aggregate grant-date fair value of $604,000 based on a $6.04 price per share.

During the three months ended March 31, 2025, the Company issued an aggregate of 633,683 shares of common stock at a weighted average price of $6.24 per share through its At-The-Market (ATM) offering program, generating total gross proceeds of $3,954,940, incurring stock issuance costs of $137,851 and yielding net proceeds of $3,817,089.

On March 31, 2025, the Company issued 9,360 shares of common stock for payment of board fees to four directors valued at $50,000 for services to the board which was expensed during the three months ended March 31, 2025. The volume-weighted average price (VWAP) per share used to value the services is $5.34.

During the three months ended March 31, 2025, certain employees exercised stock options to acquire a total of 27,712 shares of the Company’s common stock, generating total gross proceeds of $107,925, incurring stock issuance cost of $375 and yielding net proceeds of $107,550. The exercises were made pursuant to the Company’s 2016 and 2021 Equity Incentive Plans and were conducted in accordance with the applicable terms of the plans and the individual award agreements.

During the three months ended March 31, 2025, the Company issued 10,000 shares of restricted common stock to each of Mr. Ehrman and Mr. Mavrommatis, directors of the Company, subject to a one-year cliff resting period. The shares had an aggregate grant-date fair value of $119,600, based on $5.98 price per share.

On April 9, 2025, the Company issued 10,000 shares of restricted common stock to Mr. Ehrman, subject to a 90-day cliff vesting period. The shares had an aggregate grant-date fair value of $44,600 based on $4.46 price per share. The Company also removed the remaining vesting period for the 10,000 shares issued to Mr. Ehrman during the three months ended March 31, 2025.

On April 14, 2025, the Company entered into the First Amendment to At-The-Market Issuance Sales Agreement (the “First Amendment”) with Ascendiant Capital Markets, LLC, as sales agent (“Ascendiant”). The First Amendment increased the aggregate dollar amount of common stock that may be sold under the At-The-Market Issuance Sales Agreement, originally entered into on May 17, 2024, by $8,850,000, for total capacity of $16,350,000. On April 14, 2025, the Company also filed a Prospectus Supplement with the SEC relating to the additional $8,850,000 of common stock that may be sold pursuant to the First Amendment.

During the three months ended June 30, 2025, an employee exercised stock options to acquire a total of 3,576 shares of the Company’s common stock in the form of a cashless exercise.
30

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

During the three months ended June 30, 2025, an employee exercised stock options to acquire a total of 6,667 shares of the Company’s common stock, generating total gross proceeds of $36,852, incurring stock issuance cost of $0 and yielding net proceeds of $36,852. The exercises were made pursuant to the Company’s 2021 Equity Incentive Plan and were conducted in accordance with the applicable terms of the plan and the individual award agreement.

On May 27, 2025, the Company entered into the Second Amendment to At-The-Market Issuance Sales Agreement (the “Second Amendment”) with Ascendiant. The Second Amendment further increased the aggregate dollar amount of common stock that may be sold under the At-The-Market Sales Agreement from $8,850,000 to $10,500,000. On May 28, 2025, the Company filed a Supplement to the Prospectus Supplement with the SEC relating to the $10,500,000 of common stock that may be sold pursuant to the Second Amendment.

On May 28, 2025, a shareholder converted 1,000 shares of Series E Convertible Preferred Stock with a stated value of $1,000,000 with a conversion price of $2.61 per common share resulting in the issuance of 383,143 shares of the Company’s common stock.

During the three months ended June 30, 2025, the Company issued an aggregate of 238,145 shares of common stock at a weighted average price of $7.71 per share through its At-The-Market (ATM) offering program, generating total gross proceeds of $1,835,874, incurring stock issuance costs of $55,216 and yielding net proceeds of $1,780,658.

On June 30, 2025, the Company issued 5,419 shares of common stock for payment of board fees to three directors valued at $40,000 for services to the board which was expensed during the three months ended June 30, 2025. The volume-weighted average price (VWAP) per share used to value the services was $7.38.

On June 30, 2025, the Company issued 18,983 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $114,724 for the six months ended June 30, 2025 which represented a purchase price of approximately $6.04 per share. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower. In connection with these issuances, the Company also recognized compensation expense of $65,114 during the six months ended June 30, 2025.

Six Months Ended June 30, 2024

On March 31, 2024, the Company issued 8,655 shares of common stock for payment of board fees to four directors valued at $37,500 for services to the board which was expensed during the three months ended March 31, 2024. The volume-weighted average price (VWAP) per share is $4.33.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

On May 17, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”) providing for the sale by the Company of shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $7,500,000 from time to time through the Agent in connection with an “at-the-market” equity offering program (the “ATM Offering”) pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). On May 17, 2024, the Company filed a prospectus supplement with the Securities and Exchange Commission (“SEC”) relating to the offer and sale of up to $7,500,000 of common stock in the ATM Offering.

During the three months ended June 30, 2024, the Company issued an aggregate of 38,530 shares of common stock at a weighted average price of $3.10 per share through its At-The-Market (ATM) offering program, generating total gross proceeds of $119,280, incurring stock issuance costs of $3,717 and yielding net proceeds of $115,563.

On June 30, 2024, the Company issued 15,041 shares of common stock for payment of board fees to four directors valued at $42,500 for services to the board which was expensed during the three months ended June 30, 2024. The volume-weighted average price (VWAP) per share used to value the services is $2.83.

On June 30, 2024, the Company issued 38,041 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $87,348 for the six months ended June 30, 2024 which represented a purchase price of approximately $2.30 per share. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (see below). In connection with these issuances, the Company also recognized compensation expense of $40,589 during the six months ended June 30, 2024

Employee Stock Purchase Plan

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

The Company computed the fair value of the look-back feature call and put options for January 1, 2025 to June 30, 2025 using a Black Scholes option pricing model using the following assumptions:

At June 30, 2025
Grant date share price	$7.11
Grant date exercise price	$6.04
Expected term	0.5 years
Expected volatility	105.3%
Risk-free rate	4.29%
Expected dividend rate	0%

During the offer period, the Company records stock-based compensation pro rata as an expense and a credit to additional paid-in capital. The Company issued 18,983 and 38,041 common shares on the option exercise date of June 30, 2025 and June 30, 2024, respectively, as follows:

At June 30, 2025
Cash from employee withholdings used to purchase ESPP shares	$114,724
Stock based compensation expense	65,114
Total charges related to the Employee Stock Purchase Plan	$179,838

At June 30, 2024
Cash from employee withholdings used to purchase ESPP shares	$87,348
Stock based compensation expense	40,589
Total charges related to the Employee Stock Purchase Plan	$127,937

Stock-Based Compensation: Options, Warrants and Restricted Stock

Stock-based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2025 and 2024, was $44,234 and $201,109, respectively, for stock options granted to employees. This expense is included in general and administration expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. At June 30, 2025, the total compensation cost for stock options not yet recognized was $89,653. This cost will be recognized over the remaining vesting term of the options ranging from three months to 4.75 years.

Stock-based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2025 and 2024, was $2,024,585 and $0, respectively, for shares of restricted stock granted to employees. During the six months ended June 30, 2025, the Company granted a total of 1,971,898 shares of restricted stock with an aggregate grant-date fair value of $11,782,750, computed as 1,861,898 shares at $5.98 per share, 100,000 shares at $6.04 per share and 10,000 shares at $4.46 per share. This expense is included in general and administration expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the restricted stock units that are ultimately expected to vest. At June 30, 2025, the total compensation cost for restricted stock not yet recognized was $9,758,159. This cost will be recognized over the remaining vesting term of the restricted stock ranging from six months to 2.5 years.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

As of June 30, 2025, and December 31, 2024, options to purchase a total of 485,125 (net of forfeitures) shares of common stock and 606,452 shares of common stock were outstanding, respectively. At June 30, 2025, 344,915 options were exercisable. Of the total options issued, zero and 131,084 options were outstanding under the 2016 Equity Incentive Plan, 398,701 and 385,368 were outstanding under the 2021 Plan and a further 86,424 and 90,000 non-plan options to purchase common stock were outstanding as of June 30, 2025 and December 31, 2024, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO in the fourth quarter of 2020.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,387,775	$5.23	3.0	$—
Granted	—	$—	—	$—
Forfeited	(781,323)	$5.17	—	$—
Outstanding at December 31, 2024	606,452	$5.29	2.0	$514,394
Exercisable at December 31, 2024	442,445	$5.50	1.6	$296,145

Outstanding at December 31, 2024	606,452	$5.29	2.0	$514,394
Granted	20,000	$5.64	4.75	$30,200
Exercised/Forfeited/Expired	(141,327)	$5.31	—	$—
Outstanding at June 30, 2025	485,125	$5.30	2.2	$895,277
Exercisable at June 30, 2025	344,915	$5.66	1.7	$512,862

 Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	44,644	$7.70	0.7	$—
Warrants expired, forfeited, cancelled or exercised	(344,644)	$—	—	$—
Warrants issued	300,000	$3.00	—	$—
Outstanding at December 31, 2024	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—

Outstanding at December 31, 2024	—	$—	—	$—
Warrants issued	—	$—	—	$—
Warrants expired, forfeited, cancelled or exercised	—	$—	—	$—
Outstanding at June 30, 2025	—	$—	—	$—
Exercisable at June 30, 2025	—	$—	—	$—

 Restricted Stock

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	—	$—
Restricted stock forfeited	—	$—
Restricted stock granted	—	$—
Unvested at December 31, 2024	—	$—
Vested at December 31, 2024	—	$—

Unvested at December 31, 2024	—	$—
Restricted stock granted	1,971,898	$5.98
Restricted stock forfeited	—	$—
Restricted stock vested	(10,000)	$5.98
Unvested at June 30, 2025	1,961,898	$5.98
Vested at June 30, 2025	10,000	$5.98

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

NOTE 10 – REVENUE AND CONTRACT ACCOUNTING

Revenue Recognition and Contract Accounting

The Company generates revenue from five sources: (1) Technology Systems; (2) AI Technology which is included in the consolidated statements of operations line-item Technology Systems; (3) Technical Support; (4) Consulting Services which is included in the consolidated statements of operations line-item Services and Consulting; and (5) Hosting which is included in the consolidated statement of operations line-item Hosting.

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

At June 30, 2025 and December 31, 2024, contract assets on uncompleted contracts consisted of the following:

	June 30, 2025	December 31, 2024
Cumulative revenues recognized	$10,011,557	$9,916,761
Less: Billings or cash received	(9,280,987)	(9,280,987)
Contract assets	$730,570	$635,774

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

At June 30, 2025 and December 31, 2024, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	June 30, 2025	December 31, 2024
Billings and/or cash receipts on uncompleted contracts	$1,264,658	$1,264,658
Less: Cumulative revenues recognized	(872,309)	(861,024)
Contract liabilities, technology systems	392,349	403,634
Contract liabilities, services and consulting	8,594,782	11,401,384
Total contract liabilities, current	$8,987,131	$11,805,018

Total contract liabilities, non-current	$8,111,642	$11,016,134

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

Contract Liabilities Current

	June 30, 2025	December 31, 2024
Total contract liabilities, current	$2,870,631	$3,188,518
Total contract liabilities, current – related parties	6,116,500	8,616,500
Total contract liabilities, current	$8,987,131	$11,805,018

Contract Liabilities Non-Current

	June 30, 2025	December 31, 2024
Total contract liabilities, non-current	$6,303,392	$7,399,634
Total contract liabilities, non-current – related parties	1,808,250	3,616,500
Total contract liabilities, non-current	$8,111,642	$11,016,134

Current Contract liabilities at December 31, 2024 were $11,805,018; of which $11,286 for technology systems and $5,856,262 in services and consulting have been recognized as of June 30, 2025.

The Company expects to recognize all current contract liabilities within 12 months from the respective consolidated balance sheet date. In May 2024, the Company recorded an initial deferred revenue as a contract liability in the amount of $11,161,428 of which $199,008 related to a pilot program was immediately recognized as revenue (See Note 4) and another $1,370,303 was recognized in 2024. During the six months ended June 30, 2025, the Company recognized revenue of $1,096,242 from this deferred revenue. This contract liability resulted from a five-year contract with a customer where the Company received non-monetary consideration recorded as intangible assets (See Note 4). This transaction was accounted for under ASC 606-10-32-21 through ASC-606-10-32-24, Non-Cash Consideration. The performance obligations, which include various support and maintenance services, will be recognized as revenue pro-rata over time during the five-year contract term. The current contract liabilities of $2,192,484 for just this contract as of June 30, 2025 relate to the portion of the contract value the Company expects to recognize pro-rata within the next twelve months. The non-current contract liabilities of $6,303,392 as of June 30, 2025 represent the portion of the contract value that is expected to be recognized pro-rata beyond the next twelve months. If the Digital Image License Agreement is terminated prior to the completion of the five-year term, then the customer will pay for the maintenance and support services annually in cash.

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

As of June 30, 2025 the balance pertaining to this contract is $2,500,000 for services performed and relates to the portion of the contract value the Company expects to recognize pro-rata within the next six months. The Company invoiced $6,866,903 in revenue under the AMA for the six months ended June 30, 2025 of which $2,500,000 was amortization of the deferred revenue.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

The Company also concluded that the arrangement with Sawgrass is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of contract liabilities for services to be performed under the AMA which will be recognized over a period of two years (see Note 6). For the six months ended June 30, 2025, the Company recognized revenue in the amount of $1,808,250 associated with the AMA services. The Company initially recorded the equity method investment in Sawgrass of $7.2 million, equal to the fair value of the common units.

The Company will fully recognize $5.0 million in revenue pertaining to the AMA during 2025.

As of June 30, 2025, the balance in contract liabilities pertaining to the non-monetary (see Note 4) transaction agreement is as follows:

Calendar Year	Amount
2025	$1,096,242
2026	2,192,484
2027	2,192,484
2028	2,192,484
2029	822,181
Total Contract Liabilities	$8,495,875

As of June 30, 2025, the balance in contract liabilities pertaining to the value of the equity method (see Note 6) interest will be recognized as revenue as follows:

Calendar Year	Amounts
2025	$1,808,250
2026	3,616,500
Contract Liability	$5,424,750

Disaggregation of Revenue

The Company is following the guidance of ASC 606-10-55-296 and 297 for disaggregation of revenue. Accordingly, revenue has been disaggregated according to the nature, amount, timing and uncertainty of revenue and cash flows. We are providing qualitative and quantitative disclosures.

Qualitative:

1. We have five distinct revenue sources:

a. Technology Systems (Turnkey, engineered projects);

b. AI Technology (Associated maintenance and support services);

c. Technical Support (Operational support, asset management of power generation systems);

d. Consulting Services (Predetermined algorithms to provide important operating information to the users of our systems); and

e. Hosting (Deployment and operation of edge data centers, providing customers with cabinet space and related infrastructure service).

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

Quantitative:

For the Three Months Ended June 30, 2025

Segments	Technologies	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$967,638	$8,000	$4,760,403	$5,736,041

Major Goods and Service Lines

Turnkey Projects	$41,397	$—	$—	$41,397
Maintenance and Support	926,241	8,000	4,760,403	5,694,644
	$967,638	$8,000	$4,760,403	$5,736,041

Timing of Revenue Recognition

Goods transferred over time	$41,397	$—	$—	$41,397
Services transferred over time	926,241	8,000	4,760,403	5,694,644
	$967,638	$8,000	$4,760,403	$5,736,041

For the Three Months Ended June 30, 2024

Segments	Technologies	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$1,510,496	$—	$—	$1,510,496

Major Goods and Service Lines

Turnkey Projects	$264,999	$—	$—	$264,999
Maintenance and Support	1,245,497	—	—	1,245,497
	$1,510,496	$—	$—	$1,510,496

Timing of Revenue Recognition

Goods transferred over time	$264,999	$—	$—	$264,999
Services transferred over time	1,245,497	—	—	1,245,497
	$1,510,496	$—	$—	$1,510,496

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

For the Six Months Ended June 30, 2025

Segments	Technologies	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$2,005,073	$8,000	$8,675,153	$10,688,226

Major Goods and Service Lines

Turnkey Projects	$106,081	$—	$—	$106,081
Maintenance and Support	1,898,992	8,000	8,675,153	10,582,145
	$2,005,073	$8,000	$8,675,153	$10,688,226

Timing of Revenue Recognition

Goods transferred over time	$106,081	$—	$—	$106,081
Services transferred over time	1,898,992	8,000	8,675,153	10,582,145
	$2,005,073	$8,000	$8,675,153	$10,688,226

For the Six Months Ended June 30, 2024

Segments	Technologies	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$2,581,176	$—	$—	$2,581,176

Major Goods and Service Lines

Turnkey Projects	$534,854	$—	$—	$534,854
Maintenance and Support	2,046,322	—	—	2,046,322
	$2,581,176	$—	$—	$2,581,176

Timing of Revenue Recognition

Goods transferred over time	$534,854	$—	$—	$534,854
Services transferred over time	2,046,322	—	—	2,046,322
	$2,581,176	$—	$—	$2,581,176

Revision of Disaggregation of Revenue

For the three and six months ended June 30, 2025 and 2024, the Company has revised the presentation of disaggregated revenue compared to the presentation included in our Form 10-Q for the quarter ended June 30, 2024. The revision was made to better align with the nature, timing, and uncertainty of revenue and cash flows arising from our contracts with customers. Comparative amounts for the prior period have been reclassified where necessary to conform to the current period presentation. These changes did not impact consolidated revenue previously reported.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

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

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The decisions concerning the allocation of the Company’s resources are made by the CODM with oversight by the Board of Directors. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit (loss), generally defined as income or loss before interest expense and income taxes. The CODM assesses segment performance by using each segment’s operating income (loss) and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including whether to invest resources into the segments or into other parts of the Company. Segment assets are reviewed by the Company’s CODM and are disclosed below. The accounting policies of the Technologies, Data Center Hosting & Related Services, and Asset Management Services segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

Information with respect to these reportable business segments for the six months ended June 30, 2025 and 2024 was as follows:

Six Months Ended June 30, 2025

	Technologies	Data Center Hosting & Related Services	Asset Management Services	Corporate and Unallocated	Consolidated
Net revenues	$2,005,073	$8,000	$8,675,153	$—	$10,688,226

Cost of revenues	2,205,731	15,343	5,634,537	—	7,855,611
Operating Expenses (excluding depreciation and amortization)	3,754,058	825,690	—	—	4,579,748
Depreciation and amortization	1,414,291	68	—	—	1,414,359
Stock Compensation	—	—	—	2,068,819	2,068,819
Income (loss) from operations	(5,369,007)	(833,101)	3,040,616	(2,068,819)	(5,230,311)
Interest Expense	(3,265)	(406,662)	—	—	(409,927)
Other Income	22,951	16,096	2,636	861	42,544
Income (loss) before provision for income taxes	(5,349,321)	(1,223,667)	3,043,252	(2,067,958)	(5,597,694)
Provision for income tax	—	—	—	—	—
Net income (loss)	$(5,349,321)	$(1,223,667)	$3,043,252	$(2,067,958)	$(5,597,694)

Six Months Ended June 30, 2024

	Technologies	Data Center Hosting & Related Services	Asset Management Services	Corporate and Unallocated	Consolidated
Net revenues	$2,581,176	$—	$—	$—	$2,581,176

Cost of revenues	2,701,108	—	—	—	2,701,108
Operating Expenses (excluding depreciation and amortization)	4,935,134	8,719	—	—	4,944,033
Depreciation and amortization	712,534	34	—	—	712,388
Stock Compensation	—	—	—	201,109	201,109
Income (loss) from operations	(5,767,600)	(8,753)	—	(201,900)	(5,977,462)
Interest Expense	(1,595)	—	—	—	(1,595)
Other Income	22,518	59	—	—	22,577
Income (loss) before provision for income taxes	(5,746,677)	(8,694)	—	(201,900)	(5,956,480)
Provision for income tax	—	—	—	—	—
Net income (loss)	$(5,746,677)	$(8,694)	$—	$(201,900)	$(5,956,480)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

Total assets by segment on June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Technologies	$11,039,349	$11,819,377
Data Center Hosting & Related Services	5,199,027	4,131,189
Asset Management Services	8,457,623	7,530,274
Corporate and Unallocated	6,437,638	11,477,837
	$31,133,636	$34,958,677

All assets are located in the United States.

NOTE 12 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the three months ended June 30, 2025, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the six months ended June 30, 2025, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $161,181.

NOTE 13 – RELATED PARTY TRANSACTIONS

Frank Lonegro serves on the Board of Directors and is a member of the Audit, Compensation and Corporate Governance and Nominating Committees. Mr. Lonegro is the Chief Executive Officer of Landstar System, Inc. (“Landstar”), based in Jacksonville, Florida. The Company has previously utilized Landstar for shipping services including transporting large items. Most recently, Landstar was the designated vendor involved in shipping an Edge Data Center to an Amtrak site in Secaucus, New Jersey. Mr. Lonegro was not involved in the selection of his company by the Company, with which there was an existing relationship pre-dating Mr. Lonegro’s appointment to the Board of the Company. Mr. Lonegro did not participate in any Board discussions or votes relating to the selection of Landstar nor approval of the transactions with Landstar. The terms of these transactions were reviewed and approved by the management team. For the six months ended June 30, 2025 and June 30, 2024, the Company expensed $15,785 and $43,137, respectively, on transactions relating to Landstar. As of June 30, 2025 and December 31, 2024, the amounts owed were zero and $21,674, respectively, and are included in accounts payable in the accompanying balance sheets.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

In late 2024, Duos engaged with FIG to assist in FIG’s purchase of approximately 850 megawatts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation (“balance of plant”). In late November 2024, Sawgrass Buyer LLC, an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, “APR”). Chuck Ferry, our CEO, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024. At Closing, Sawgrass Buyer LLC entered into an Asset Management Agreement (“AMA”) with the Company under which a substantial portion of Company staff, including certain members of the management team (including Mr. Ferry), would oversee operations of Sawgrass Buyer LLC. The AMA term is two years and subject to customary cancellation provisions. At closing, the Company also received a 5% non-voting equity ownership interest in Sawgrass APR Holdings, LLC (“Sawgrass Parent”), the ultimate parent company of Sawgrass Buyer LLC. As part of the transaction, certain members of the Company’s management team, including Charles Ferry, Duos’ Chief Executive Officer, and Christopher King, Duos’ Chief Operating Officer, will serve in similar positions with New APR in addition to their roles at the Company. Mr. Ferry will also be Executive Chairman and a member of the Board of New APR. Mr. Goldfarb, the Company’s CFO, will be an observer on the board of New APR but will have no executive role or management responsibilities at the new entity. The Company will continue to pay the full compensation for Mr. Ferry, Mr. King and one other employee, with New APR covering 50% of that cost.

As a result of the relationships between Duos Energy Corporation and the FIG related entities described above, Sawgrass Parent and New APR are considered related parties to the Company. (See Notes 3, 5, 6 and 10 for related party balances).

In 2024, the Company borrowed $2,200,000 from two lenders that are related parties because together they hold more than 10% of the Company’s voting common stock. (See Note 7). The Company began early repayments of the loan in the amount of $1.0 million, during the six months ended June 30, 2025.

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

The common stock purchase warrants are for a total of 55,000,000 common shares of the buyer at an exercise price of $0.01 per share. The warrants are subject to standard anti-dilution provisions. The warrants are not exercisable until on or after six months from the issuance date and no later than on or before the third anniversary of the issuance date. The Company may exercise the warrants at any time after the six-month anniversary of the issuance date on a cashless basis if there is no effective registration statement covering the resale of the Warrant Shares at prevailing market prices by the holder. The exercise of these warrants is subject to beneficial ownership limits of 4.99% which may be increased by the holder up to 9.99% as defined in the warrant. Given that the shares carried no intrinsic value at the time of the transaction and that the overall fair value is de minimis, the Company has not recorded the warrants associated with the transaction. As of the date of this filing, the Company continues to hold the warrants.

The original issue discount is being accrued into interest income over the term of the note.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2025 (Unaudited)

The note receivable was recorded as follows on June 30, 2025:

June 30, 2025
Convertible note receivable	$165,000
Less allowance on note receivable	(165,000)
Convertible note receivable, net	$—

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to the balance sheet date and through August 14, 2025 the Company issued an aggregate of 427,795 shares of common stock at a weighted average price of $7.34 per share through its At-The-Market (ATM) offering program, generating total gross proceeds of approximately $3,136,533.

On July 30, 2025, the Company priced a public offering of 6,666,667 shares of its common stock at $6.00 per share, resulting in net proceeds of approximately $37.1 million. The offering closed on August 1, 2025, and was conducted pursuant to an effective shelf registration statement on Form S-3. The Company also granted the underwriter a 30-day option to purchase up to an additional 838,851 shares and issued a warrant to purchase 333,334 shares at an exercise price of $7.20 per share.

On August 6, 2025, the Company made a $1,388,356 payment toward the principal and interest balance of the Notes entered into with 21 April Fund LP and 21 April Fund Ltd. on July 22, 2024. This payment reduced the outstanding principal obligation to zero and was made in accordance with the terms of the Notes.

On August 13, 2025, the Company provided notice of the termination, effective immediately, of the At-The-Market Issuance Sales Agreement, dated May 17, 2024, as amended by the First Amendment to At-The-Market Issuance Sales Agreement, dated April 14, 2025, and as further amended by the Second Amendment to At-The-Market Issuance Sales Agreement, dated May 27, 2025, between Ascendiant Capital Markets, LLC (“Ascendiant”) and the Company (the “Sales Agreement”).  As previously reported, pursuant to the terms of the Sales Agreement, the Company could sell shares of common stock having an aggregate sales proceeds of up to $18,000,000 through Ascendiant.  During the year ended December 31, 2024 and the six months ended June 30, 2025, the Company sold shares of common stock having aggregate gross proceeds of $3,544,689 and $5,790,814, respectively.  From July 1, 2025 through July 15, 2025 (the last day of sales under the Sales Agreement), the Company issued shares of common stock having an aggregate gross proceeds of $3,136,533, resulting in total gross proceeds of shares issued under the Sales Agreement of $12,472,036.  The Company will not make any further sales under the Sales Agreement.  The Company is not subject to any termination penalties related to the termination of the Sales Agreement.

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

These factors include, but are not limited to, risks related to the Company’s ability to generate sufficient cash to continue and expand operations, the competitive environment generally and in the Company’s specific market areas, changes in technology, the availability of and the terms of financing, changes in costs and availability of goods and services, economic conditions in general and in the Company’s specific market areas, changes in federal, state and/or local government laws and regulations potentially affecting the use of the Company’s technology, changes in operating strategy or development plans and the ability to attract and retain qualified personnel. The Company cautions that the foregoing list of risks, uncertainties and factors is not exclusive. Additional information concerning these and other risk factors is contained in the Company’s most recently filed Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, recent Current Reports on Form 8-K, and other filings filed by the Company with the SEC, which are available at the SEC’s website, http://www.sec.gov. The Company believes its plans, intentions and expectations reflected in or suggested by these forward-looking statements are based on reasonable assumptions. No assurance, however, can be given that the Company will achieve or realize these plans, intentions or expectations. Indeed, it is likely that some of the Company’s assumptions may prove to be incorrect. The Company’s actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material. Each forward-looking statement speaks only as of the date of the particular statement. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statement is based, except as required by law. All subsequent written and oral forward-looking statements concerning the Company or other matters attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above.

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

Plan of Operation

The Company’s growth strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and targeted acquisitions where appropriate. The Company provides a broad range of technology solutions with a primary emphasis on the Vision Technology market sector, specifically within the Machine Vision subsector. Machine Vision companies provide imaging-based automatic inspection and analysis for process control, with the potential for expansion into additional industries. Duos is currently expanding into the fast-growing data center and power generation markets with a focus on providing Edge Data Centers (“EDCS”) into key tier three and tier four markets where there is a large potential market for EDCs that are capable of providing support for data processing without the expense and delays of building more traditional facilities.

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

Prospects and Outlook

The Company is focused on improving operational and technical execution, which, in turn, will enable commercial expansion and new technology offerings. The primary objectives for 2025 and beyond include:

•	Integration of Edge Data Centers: The Company is actively deploying Edge Data Centers to enable faster, localized data processing, particularly in rural and underserved markets. The first site is operational as of June 30, 2025 and an additional 14 are expected to become operational in the second half of 2025. These initial Edge Data Centers are providing scalable solutions for enterprise and government clients.
•	Expansion into power generation and energy solutions: The newly formed Duos Energy subsidiary is positioned to capitalize on the increasing demand for behind-the-meter (BTM) energy solutions. The Company’s AMA with New APR, valued at approximately $42 million over two years, along with its 5% non-voting equity interest in the ultimate parent of New APR, establishes a strong foundation for further market penetration in the fast power sector. This business expansion in conjunction with the revenue generated under the AMA is expected to provide a significant portion of the Company’s revenues in 2025.
•	Expansion of the RIP business model: The Company is shifting to a modular and subscription-based approach, allowing customers to select specific Acquisition Modules suited to their operational needs. This transition provides flexible pricing structures, improves scalability, and enhances recurring revenue streams through “RIP-as-a-Service.”

•	Deployment of AI-powered self-diagnostics: Enhancing RIP systems with AI-driven self-diagnostics enables real-time monitoring, improved system uptime, and predictive maintenance capabilities, reducing operational disruptions for customers.
•	Enhancements in artificial intelligence and automation: The Company continues to refine its proprietary AI solutions, including computer vision, deep learning, and predictive analytics, to improve inspection accuracy and operational efficiency across all product offerings.
•	Expansion into new vehicle inspection markets: While the Company remains committed to its core rail technology solutions, it continues to explore applications for scanning and inspecting other vehicle types, including trucks, buses, and aircraft. These markets offer potential growth opportunities through partnerships with logistics providers, government agencies, and commercial transport operators.

In 2024, Duos entered a long-term agreement with a major Class 1 railroad, securing data access from its RIPs and enabling new subscription-based services for over 3,000 railcar owners and lessors. This initiative could potentially open up new revenue streams while strengthening the Company's market leadership.

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

Comparison for the Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,
	2025	2024

Revenues	$5,736,041	$1,510,496
Cost of revenues	4,217,085	1,725,060
Gross margin	1,518,956	(214,564)
Operating expenses	4,959,639	3,001,852
Loss from operations	(3,440,683)	(3,216,416)
Other income (expense)	(77,348)	12,245
Net loss	$(3,518,031)	$(3,204,171)

Revenues

	For the Three Months Ended June 30,
	2025	2024	% Change
Revenues:
Technology systems	$41,397	$264,999	-84%
Services and consulting	5,686,644	1,245,497	357%
Hosting	8,000	—	100%
Total revenues	$5,736,041	$1,510,496	280%

The decreases in technology systems revenues for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, is primarily attributed to delays outside of the Company’s control with deployment of our two high-speed Railcar Inspection Portals, which are recorded in the technology systems portion of our business. Although these systems remain largely ready for deployment, customer delays at the deployment site continue to prevent installation even though these two high-speed Railcar Inspection Portals were deep into their production and manufacturing phases, which did not allow us to record the next phase of recognition. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation later this year. The Company is anticipating potential further delays related to this project in light of reviews currently being conducted by the Federal Government. Additionally, the Company continues to see opportunities for expansion of its programs with existing customers. In spite of the timing delays that continue to impact the quarterly results, management remains confident in the long-term potential of the RIP product.

The significant increase in services revenue for the quarter ended June 30, 2025, was primarily driven by Duos Energy executing on the Asset Management Agreement ("AMA") with New APR that was established on December 31, 2024. Under the AMA, Duos Energy oversees the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, providing management, sales, and operational support services to New APR. As a result, the Company generated $3,856,278 in revenue from the AMA during the second quarter of 2025. In addition, the Company recognized $904,125 in revenue from amortized deferred revenue liability associated with its 5% non-voting equity interest in the ultimate parent of New APR. Revenue from the AMA and the 5% interest is reported under “Services and consulting – related parties” on the income statement.

The Company expects services revenue from both its rail and power businesses to grow throughout 2025. Growth drivers include the anticipated deployment of additional power plants under the AMA, the expansion of maintenance services related to new rail installations coming online, and the renewal of existing service agreements.

Cost of Revenues

	For the Three Months Ended June 30,
	2025	2024	% Change
Cost of revenues:
Technology systems	$348,215	$780,912	-55%
Services and consulting	3,853,527	944,148	308%
Hosting	15,343	—	100%
Total cost of revenues	$4,217,085	$1,725,060	144%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems, support and maintenance of existing systems, software projects, and support of the AMA with New APR.

During the three months ended June 30, 2025, the cost of revenues on technology systems decreased compared to the equivalent period in 2024; however, the decrease was less significant than the corresponding drop in revenue due to fixed cost components that do not vary with revenue. This reduction primarily reflects our ability to reallocate certain fixed operating and servicing costs for technology systems to support the AMA, an allocation we could not make in the comparative period because the agreement was not yet in effect. It also reflects the ramp-down of manufacturing ahead of field installation of our two high-speed Railcar Inspection Portals, which has continued to temporarily slow project activity and further reduced cost of revenues while we await customer readiness for site deployment.

Cost of revenues on services and consulting significantly increased in the three months ended June 30, 2025 compared to the prior year period. This rise in costs is primarily due to supporting the AMA with New APR, where Duos Energy oversees the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, providing management, sales, and operational support services to New APR.

Gross Margin

	For the Three Months Ended June 30,
	2025	2024	% Change

Revenues	$5,736,041	$1,510,496	280%
Cost of revenues	4,217,085	1,725,060	144%
Gross margin	$1,518,956	$(214,564)	808%

Gross margin improved in the second quarter of 2025 compared to the same period in 2024, primarily due to Duos Energy’s execution of the AMA with New APR. This includes $904,125 in revenue recognized during the three months ended June 30, 2025, related to the Company’s 5% non-voting equity interest in the ultimate parent of New APR, which carried no associated costs and therefore contributed at a 100% margin. These revenues and the associated margin contribution were not present in the prior year period. Additionally, when comparing results between periods, the stage of completion for manufacturing and installation activities within our technology business may vary and should be considered in the analysis.

Operating Expenses

	For the Three Months Ended June 30,
	2025	2024	% Change
Operating expenses:
Sales and marketing	$417,640	$712,456	-41%
Research and development	307,339	390,000	-21%
General and administration	4,234,660	1,899,396	123%
Total operating expenses	$4,959,639	$3,001,852	65%

During the three months ended June 30, 2025, the Company experienced a significant increase in overall operating expenses compared to the same period in 2024. Sales and marketing costs declined as resources were allocated to costs of service and consulting revenues in support of the AMA with New APR. Additionally, research and development expenses fell by 21% owing to scaled-back testing of prospective technologies. General and administration costs increased 123%, largely due to non-cash stock-based compensation charged for restricted stock granted to the executive team on January 1, 2025, under new employment agreements with a three-year cliff vesting schedule and the payment of cash bonuses in the 2025 period related to the closure of the APR transaction and the associated Asset Management Agreement and 5% ownership grant compared to the prior year. Additionally, there were general and administration costs that were allocated to cost of service and consulting revenues in support of the AMA with New APR. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers.

Loss from Operations

The loss from operations for the three months ended June 30, 2025 and 2024 was $3,440,683 and $3,216,416, respectively. The increase in loss from operations was primarily the result of non-cash stock-based compensation charged for restricted stock that was not in the comparative period, offset by increased revenues during the quarter, driven by revenue generated by Duos Energy through the AMA with New APR.

Other Income/Expense

Other income for the three months ended June 30, 2025 was $10,001 and $13,395 for the comparative period in 2024. Interest expense for the three months ended June 30, 2025 was $87,349 and $1,150 for the comparative period in 2024. The increase in interest expense is primarily due to the amortization of the debt discount on the $2.2 million note and the associated monthly interest expense in 2025; this note had not been entered into in the comparative period.

Net Loss

The net loss for the three months ended June 30, 2025 and 2024 was $3,518,031 and $3,204,171, respectively. The 10% increase in net loss was mostly attributed to the non-cash stock-based compensation charged for restricted stock that was not in the comparative period, offset by an increase in revenues generated by Duos Energy through the AMA with New APR as described above. Net loss per common share was $0.30 and $0.43 for the three months ended June 30, 2025 and 2024, respectively.

Comparison for the Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Six Months Ended June 30,
	2025	2024

Revenues	$10,688,226	$2,581,176
Cost of revenues	7,855,611	2,701,108
Gross margin	2,832,615	(119,932)
Operating expenses	8,062,926	5,857,530
Loss from operations	(5,230,311)	(5,977,462)
Other income (expense)	(367,383)	20,982
Net loss	$(5,597,694)	$(5,956,480)

Revenues

	For the Six Months Ended June 30,
	2025	2024	% Change
Revenues:
Technology systems	$106,081	$534,854	-80%
Services and consulting	10,574,145	2,046,322	417%
Hosting	8,000	—	100%
Total revenues	$10,688,226	$2,581,176	314%

The decreases in technology systems revenues for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, is primarily attributed to delays outside of the Company’s control with deployment of our two high-speed Railcar Inspection Portals, which are recorded in the technology systems portion of our business. Although these systems remain largely ready for deployment, customer delays at the deployment site continue to prevent installation even though these two high-speed Railcar Inspection Portals were deep into their production and manufacturing phases, which did not allow us to record the next phase of recognition. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation later this year. The Company is anticipating potential further delays related to this project in light of reviews currently being conducted by the Federal Government. Additionally, the Company continues to see opportunities for expansion of its programs with existing customers. In spite of the timing delays that continue to impact the quarterly results, management remains confident in the long-term potential of the RIP product.

The significant increase in services revenue for the six months ended June 30, 2025, was primarily driven by Duos Energy beginning to execute on the AMA with New APR that was established on December 31, 2024. Under the AMA, Duos Energy oversees the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, providing management, sales, and operational support services to New APR. As a result, the Company generated $6,866,903 in revenue from the AMA during the first six months of 2025. In addition, the Company recognized $1,808,250 in revenue from amortized deferred revenue liability associated with its 5% non-voting equity interest in the ultimate parent of New APR. Revenue from the AMA and the 5% interest is reported under “Services and consulting – related parties” on the income statement. Services revenue from the rail business also grew modestly during the quarter, supported by increases in service pricing across existing customer contracts.

The Company expects services revenue from both its rail and power businesses to grow throughout 2025. Growth drivers include the anticipated deployment of additional power plants under the AMA, the expansion of maintenance services related to new rail installations coming online, and the renewal of existing service agreements.

Cost of Revenues

	For the Six Months Ended June 30,
	2025	2024	% Change
Cost of revenues:
Technology systems	$580,479	$1,364,349	-57%
Services and consulting	7,259,789	1,336,759	443%
Hosting	15,343	—	100%
Total cost of revenues	$7,855,611	$2,701,108	191%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems, support and maintenance of existing systems, software projects, and support of the asset management agreement with New APR.

During the six months ended June 30, 2025, the cost of revenues on technology systems decreased compared to the equivalent period in 2024; however, the decrease was less significant than the corresponding drop in revenue due to fixed cost components that do not vary with revenue. This reduction primarily reflects our ability to reallocate certain fixed operating and servicing costs for technology systems to support the AMA, an allocation we could not make in the comparative period because the agreement was not yet in effect. It also reflects the ramp-down of manufacturing ahead of field installation of our two high-speed Railcar Inspection Portals, which has continued to temporarily slow project activity and further reduced cost of revenues while we await customer readiness for site deployment.

Cost of revenues on services and consulting significantly increased in the six months ended June 30, 2025 compared to the prior year period. This rise in costs is primarily due to supporting the AMA with New APR, where Duos Energy oversees the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, providing management, sales, and operational support services to New APR.

Gross Margin

	For the Six Months Ended June 30,
	2025	2024	% Change

Revenues	$10,688,226	$2,581,176	314%
Cost of revenues	7,855,611	2,701,108	191%
Gross margin	$2,832,615	$(119,932)	2,462%

Gross margin improved in the first six months of 2025 compared to the same period in 2024, primarily due to Duos Energy beginning execution of the AMA with New APR. This includes $1,808,250 in revenue recognized during the six months ended June 30, 2025, related to the Company’s 5% non-voting equity interest in the ultimate parent of New APR, which carried no associated costs and therefore contributed at a 100% margin. These revenues and the associated margin contribution were not present in the prior year period. Additionally, when comparing results between periods, the stage of completion for manufacturing and installation activities within our technology business may vary and should be considered in the analysis.

Operating Expenses

	For the Six Months Ended June 30,
	2025	2024	% Change
Operating expenses:
Sales and marketing	$712,615	$1,265,942	-44%
Research and development	731,770	772,142	-5%
General and administration	6,618,541	3,819,446	73%
Total operating expenses	$8,062,926	$5,857,530	38%

During the six months ended June 30, 2025, the Company experienced a significant increase in overall operating expenses compared to the same period in 2024. Sales and marketing costs declined as resources were allocated to costs of service and consulting revenues in support of the AMA with New APR. Additionally, research and development expenses fell by 5% owing to scaled-back testing of prospective technologies. General and administration costs increased 73%, largely due to non-cash stock-based compensation charged for restricted stock granted to the executive team on January 1, 2025, under new employment agreements with a three-year cliff vesting schedule and the payment of cash bonuses in the 2025 period related to the closure of the APR transaction and the associated Asset Management Agreement and 5% ownership grant compared to the prior year. Additionally, there were general and administration costs that were allocated to cost of service and consulting revenues in support of the Asset Management Agreement with New APR. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers.

Loss from Operations

The loss from operations for the six months ended June 30, 2025 and 2024 was $5,230,311 and $5,977,462, respectively. The decrease in loss from operations was primarily the result of increased revenues during the quarter, driven by revenue generated by Duos Energy through the Asset Management Agreement with New APR.

Other Income/Expense

Other income for the six months ended June 30, 2025 was $42,543 and $22,577 for the comparative period in 2024. Interest expense for the six months ended June 30, 2025 was $409,926 and $1,595 for the comparative period in 2024. The increase in interest expense is primarily due to the amortization of the debt discount on the $2.2 million note and the associated monthly interest expense in 2025; this note had not been entered into in the comparative period.

Net Loss

The net loss for the six months ended June 30, 2025 and 2024 was $5,597,694 and $5,956,480, respectively. The 6% decrease in net loss was mostly attributed to the increase in revenues generated by Duos Energy through the Asset Management Agreement with New APR as described above. Net loss per common share was $0.48 and $0.81 for the six months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of June 30, 2025, the Company has a working capital deficit of $8,296,491 and the Company had a net loss of $5,597,694 for the six months ended June 30, 2025.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(7,875,737)	$(3,940,984)
Net cash used in investing activities	(1,388,041)	(889,285)
Net cash provided by financing activities	4,471,877	2,894,541
Net increase (decrease) in cash	$(4,791,901)	$(1,935,728)

Net cash used in operating activities for the six months ended June 30, 2025 and 2024 was $7,875,737 and $3,940,984, respectively. The increase in net cash used in 2025 was driven primarily by elevated non-cash add-backs for depreciation, amortization, and stock-based compensation, offset by a significant build-up in accounts receivable as project and service billings outpaced collections coupled with a draw-down of contract liabilities as we execute on the Asset Management Agreement.

Net cash used in investing activities was $1,388,041 and $889,285 for the six months ended June 30, 2025 and 2024, respectively. The increase in 2025 reflects continued investment in capitalized construction-in-progress costs associated with the edge data centers currently owned by the Company that are being deployed in 2025.

Net cash provided by financing activities for the six months ended June 30, 2025 and 2024 was $4,471,877 and $2,894,541, respectively. Cash flows provided by financing activities during the first six months of 2025 were primarily attributable to gross proceeds of $5,692,579 from our At-The-Market (ATM) offering program, offset partially by $1,000,000 in repayments toward the principal balance of the secured promissory notes entered into with 21 April Fund LP and 21 April Fund Ltd. Cash flows from financing activities during the first six months of 2024 were primarily attributable to gross proceeds of approximately $2,995,002 from issuances of Series D and Series E Convertible Preferred Stock.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,597,694 for the six months ended June 30, 2025. During the same period, cash used in operating activities was $7,875,737. The working capital deficit and accumulated deficit as of June 30, 2025, were $8,296,491 and $79,965,703, respectively.

The Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Convertible Preferred Stock. Additionally, in the first and second quarters of 2024, the Company raised gross proceeds of $2,995,002 from the issuance of a combination of Series D and E Preferred Stock (See Note 9). The Company successfully raised approximately $3,544,689 in gross proceeds through its At-The-Market (ATM) offering program in 2024 and secured an additional $3,954,940 in gross proceeds during the first two months of 2025. Furthermore, in the second quarter of 2025, the Company raised $1,835,874 in gross proceeds through its ATM offering program, followed by an additional $3,136,533 in July 2025 (See Note 15). On July 30, 2025, the Company priced a public offering of its common stock for net proceeds of approximately $37.1 million. The offering closed on August 1, 2025, and was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplements filed with the SEC. The capital raised is expected to bolster the Company’s balance sheet and position it to pursue strategic initiatives related to Duos Edge AI, from a stronger financial foundation. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

In addition, management has taken and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, with the combination of its current capital and commercial sales success, it will have sufficient working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen growth in its contracted backlog as well as significant, positive signs from new commercial projects that indicate improvements in future revenues.

Management believes that, at this time, the conditions in our traditional market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported could put a strain on our cash reserves. However, given the Company’s current capital, the anticipated steady cash flow from the AMA and the ability to raise capital via the public markets indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We expect to continue executing the plan to grow our business and achieve profitability as previously discussed. The Company may selectively look at opportunities for fundraising in the future including potential debt offerings to support asset acquisition. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

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

The Company generates revenue from five sources:

1. Technology Systems

2. AI Technologies

3. Technical Support including related party revenues from the AMA which began in January 2025

4. Consulting Services including related party revenues from the AMA which began in January 2025

5. Hosting

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

Due to the unavailability of Q2-2025 financials from Sawgrass Parent, our equity method investee, the Company has applied a one-quarter lag (in accordance with ASC 323-10-35-6) in reporting and recording the value of its 5% minority investment. The Company records its 5% interest using the Equity Method as we have significant influence. ASC 323-10-35-4 requires an entity to recognize its share of earnings or loss of an equity method investee which adjusts the carrying amount of the investment and is reflected as earnings or loss in income. Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Sawgrass APR Holding LLC (the “Agreement”) Net Profit and Net Loss for any Fiscal Year is allocated among the members in such a manner that, as of the end of such fiscal year, the Capital Account Balance of each Member, as increased by the Member’s share of “minimum gain” and “partner minimum gain” (as such terms are used in Treasury Regulations Section 1.704-2), to the extent possible, to be equal to the amount which would have been distributed to such Member pursuant to a Hypothetical Liquidation, as defined in the Agreement, as of the end of the last day of such fiscal year. Under the Hypothetical Liquidation, the assets of Sawgrass Parent are disposed of in a taxable disposition for the book value of such assets and the remaining amounts, after repayment of outstanding obligations ae distributed to the members pursuant to the Agreement. Per the Agreement, the Company is entitled to pro-rata distributions only after Preferred Holders have received their Total Contributed Capital and subsequent distributions to Preferred and Incentive Unit Holders have reached the Multiple on Invested Capital (MOIC) Threshold of 1.5 times the initial contributions. Therefore, it is likely that early periods will not generate sufficient earnings to provide the Company with a return in the form of a claim on net assets. Based on the terms of the Agreement our specified allocation of earnings and losses of 5% differs from the allocation of cash from operations and liquidation. Therefore, we will apply the guidance in ASC 970-323-35-17 by analogy, which states, if the specified allocation for earnings differs from the allocation of cash from operations and on liquidation, the investor should not use the specified earnings or loss percentages to determine its share of the investee’s earnings. Rather, the investor should analyze the investment agreement to determine how the increase or decrease in the investee’s net assets during the reporting period would affect the cash that the investor would receive over the investee’s life and on its liquidation.

As per the guidance above, the subsequent recognition of the equity method investment should reflect the Company’s claim on net assets, determined by its rights to distributions and residual assets under the Agreement’s distribution waterfall. The Hypothetical Liquidation at Book Value (HLBV) method satisfies this requirement by simulating a hypothetical liquidation at each reporting period, allocating net assets based on the rights and priorities defined in the Agreement. This approach reflects the Company’s economic interest in the Sawgrass Parent by estimating the amount it would receive in a liquidation scenario, aligning the recognition of income or loss with the actual distribution provisions under the agreement. Accordingly, this method appropriately represents the cash distribution under Section 10 and the allocation of profit and loss under Section 9.1 of the Agreement.

At the initial investment date, the Company’s hypothetical claim on net assets was zero, and it is expected to remain so, until other investors have received their Total Contributed Capital and the MOIC Threshold has been met. As a result of the MOIC not being met, the Company’s share of earnings under the HLBV method is zero during these early periods. Because the Company is not obligated to fund Sawgrass Parent’s losses, no losses will be allocated unless the investment becomes impaired, and such losses will not exceed the initial investment of $7.2 million. Similarly, net income will not be allocated until the HLBV calculation results in an allocation that exceeds the Company’s carrying value.

Accordingly, the Company will continue to present the equity method investment at its initial fair value unless the HLBV calculation yields a profit or the investment becomes impaired.

Management believes that the use of estimates and assumptions in applying the equity method is reasonable.

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized during the year ended December 31, 2024 or the six months ended June 30, 2025.

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

There is no indication of impairment at June 30, 2025.

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

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. In accordance with ASC 718-10-35-8, the Company elected to recognize the fair value of the stock awards using the graded vesting method as time of employment service is the criteria for vesting. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly subjective variables.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Plans

During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

At-The-Market Offering

On August 13, 2025, the Company provided notice of the termination, effective immediately, of the At-The-Market Issuance Sales Agreement, dated May 17, 2024, as amended by the First Amendment to At-The-Market Issuance Sales Agreement, dated April 14, 2025, and as further amended by the Second Amendment to At-The-Market Issuance Sales Agreement, dated May 27, 2025, between Ascendiant Capital Markets, LLC (“Ascendiant”) and the Company (the “Sales Agreement”).  As previously reported, pursuant to the terms of the Sales Agreement, the Company could sell shares of common stock having an aggregate sales proceeds of up to $18,000,000 through Ascendiant.  During the year ended December 31, 2024 and the six months ended June 30, 2025, the Company sold shares of common stock having aggregate gross proceeds of $3,544,689 and $5,790,814, respectively.  From July 1, 2025 through July 15, 2025 (the last day of sales under the Sales Agreement), the Company issued shares of common stock having an aggregate gross proceeds of $3,136,533, resulting in total gross proceeds of shares issued under the Sales Agreement of $12,472,036.  The Company will not make any further sales under the Sales Agreement.  The Company is not subject to any termination penalties related to the termination of the Sales Agreement.

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

DUOS TECHNOLOGIES GROUP, INC.
Date: August 14, 2025	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: August 14, 2025	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

