Form 10-Q
period 2025-09-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2025-11-13
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 13, 2025, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 20,415,288.

SIGNATURES	64

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$33,201,498	$6,266,296
Accounts receivable, net	136,286	109,007
Accounts receivable, net - related parties	2,091,667	294,434
Lease receivable	34,898	—
Contract assets	741,722	635,774
Inventory	503,772	605,356
Prepaid expenses and other current assets	533,631	176,338
Note Receivable, net	—	—

Total Current Assets	37,243,474	8,087,205

Inventory - non current, net	196,315	196,315
Lease receivable, less current portion	236,645	—
Property and equipment, net	11,987,162	2,771,779
Operating lease right of use asset - Office Lease, net	3,748,465	4,028,397
Financing lease right of use asset - Edge Data Centers, net	—	2,019,180
Operating lease right of use asset - Land, net	248,438	—
Security deposit	450,000	500,000

OTHER ASSETS:
Equity Investment - Sawgrass APR Holdings LLC	7,233,000	7,233,000
Intangible Asset, net	8,130,461	9,592,118
Patents and trademarks, net	177,668	127,300
Software development costs, net	142,652	403,383
Total Other Assets	15,683,781	17,355,801

TOTAL ASSETS	$69,794,280	$34,958,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$888,792	$969,822
Notes payable - financing agreements	44,233	17,072
Accrued expenses	483,710	373,251
Operating lease obligation - Office Lease -current portion	813,496	798,556
Financing lease obligation - Edge Data Centers - current portion	—	367,451
Operating lease obligation - Land - current portion	32,000	—
Notes payable, net of discount - related parties	—	1,758,396
Contract liabilities, current	2,540,210	3,188,518
Contract liabilities, current - related parties	4,866,500	8,616,500

Total Current Liabilities	9,668,941	16,089,566

Contract liabilities, less current portion	5,937,978	7,399,634
Contract liabilities, less current portion - related parties	904,125	3,616,500
Operating lease obligation - Office Lease, less current portion	3,560,725	3,867,042
Operating lease obligation - Land, less current portion	220,696	—
Financing lease obligations - Edge Data Centers, less current portion	—	1,724,604

Total Liabilities	20,292,465	32,697,346

Commitments and Contingencies (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,441,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 and 0 issued and outstanding at September 30, 2025 and December 31, 2024, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at September 30, 2025 and December 31, 2024, respectively, convertible into common stock at $7.00 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at September 30, 2025 and December 31, 2024, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 999 and 1,299 issued and outstanding at September 30, 2025 and December 31, 2024, respectively, convertible into common stock at $3.00 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 12,500 and 13,500 issued and outstanding at September 30, 2025 and December 31, 2024, respectively, convertible into common stock at $2.61 per share	13	14
Series F convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at September 30, 2025 and December 31, 2024, respectively, convertible into common stock at $6.20 per share	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 20,322,940 and 8,922,576 shares issued, 20,321,616 and 8,921,252 shares outstanding at September 30, 2025 and December 31, 2024, respectively	20,323	8,921
Additional paid-in-capital	130,644,887	76,777,856
Accumulated deficit	(81,005,957)	(74,368,009)
Sub-total	49,659,267	2,418,783
Less: Treasury stock (1,324 shares of common stock at September 30, 2025 and December 31, 2024)	(157,452)	(157,452)
Total Stockholders' Equity	49,501,815	2,261,331

Total Liabilities and Stockholders' Equity	$69,794,280	$34,958,677

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2024	2025	2024

REVENUES:
Technology systems	$263,910	$1,686,456	$369,991	$2,221,310
Services and consulting	1,436,568	1,552,454	3,335,560	3,598,776
Services and consulting - related parties	5,152,805	—	13,827,958	—
Hosting	24,000	—	32,000	—

Total Revenues	6,877,283	3,238,910	17,565,509	5,820,086

COST OF REVENUES:
Technology systems	340,926	947,563	921,405	2,311,912
Services and consulting	545,127	1,372,248	2,170,379	2,709,007
Services and consulting - related parties	3,440,635	—	9,075,172	—
Hosting	34,193	—	49,536	—

Total Cost of Revenues	4,360,881	2,319,811	12,216,492	5,020,919

GROSS MARGIN	2,516,402	919,099	5,349,017	799,167

OPERATING EXPENSES:
Sales and marketing	253,779	471,411	966,394	1,737,353
Research and development	115,080	396,610	846,850	1,168,752
General and administration	3,263,523	1,971,358	9,882,064	5,790,804

Total Operating Expenses	3,632,382	2,839,379	11,695,308	8,696,909

LOSS FROM OPERATIONS	(1,115,980)	(1,920,280)	(6,346,291)	(7,897,742)

OTHER INCOME (EXPENSES):
Interest expense	(29,334)	(116,396)	(439,260)	(117,991)
Change in fair value of warrant liabilities	—	245,980	—	245,980
Gain (Loss) on extinguishment of debt	(95,718)	379,626	(95,718)	379,626
Interest income on lease receivable	3,665	—	4,912	—
Interest income	200,607	7,130	240,215	29,707
Other income (loss), net	(3,494)	2,277	(1,806)	2,277

Total Other Income (Expenses), net	75,726	518,617	(291,657)	539,599

NET LOSS	$(1,040,254)	$(1,401,663)	$(6,637,948)	$(7,358,143)

Basic and Diluted Net Loss Per Share	$(0.06)	$(0.18)	$(0.49)	$(0.98)

Weighted Average Shares-Basic and Diluted	17,310,133	7,724,170	13,537,365	7,494,772

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Preferred Stock D		Preferred Stock E		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2023	1,299	$1	11,500	$12	7,306,663	$7,306	$69,120,199	$(63,603,552)	$(157,452)	$5,366,514

Series D preferred stock issued	620	1	—	—	—	—	619,999	—	—	620,000

Series E preferred stock issued	—	—	2,125	2	—	—	2,125,000	—	—	2,125,002

Stock options compensation	—	—	—	—	—	—	141,204	—	—	141,204

Stock issuance costs	—	—	—	—	—	—	(36,188)	—	—	(36,188)

Stock issued for services	—	—	—	—	8,655	9	37,491	—	—	37,500

Stock compensation under ESPP	—	—	—	—	—	—	18,116	—	—	18,116

Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	—	(2,752,309)	—	(2,752,309)

Balance March 31, 2024	1,919	$2	13,625	$14	7,315,318	$7,315	$72,025,821	$(66,355,861)	$(157,452)	$5,519,839

Series D preferred stock issued	250	$—	—	$—	—	$—	$250,000	$—	$—	$250,000

Stock issued for services	—	—	—	—	15,041	15	42,485	—	—	42,500

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	38,041	38	109,780	—	—	109,818

Series D preferred stock converted to common stock	(650)	(1)	—	—	216,668	217	(216)	—	—	—

Common stock issued for cash	—	—	—	—	38,530	38	115,525	—	—	115,563

Stock issuance costs	—	—	—	—	—	—	(40,000)	—	—	(40,000)

Stock options compensation	—	—	—	—	—	—	59,905	—	—	59,905

Net loss for the three months ended June 30, 2024	—	—	—	—	—	—	—	(3,204,171)	—	(3,204,171)

Balance June 30, 2024	1,519	$1	13,625	$14	7,623,598	$7,623	$72,563,300	$(69,560,032)	$(157,452)	$2,853,454

Stock issued for services	—	$—	—	$—	14,433	$14	$42,486	$—	$—	$42,500

Stock compensation under ESPP	—	—	—	—	—	—	14,244	—	—	14,244

Series D preferred stock converted to common stock	(120)	—	—	—	40,000	40	(40)	—	—	—

Common stock issued for cash under ATM	—	—	—	—	28,514	28	81,420	—	—	81,448

Stock issuance cost	—	—	—	—	—	—	(2,500)	—	—	(2,500)

Common stock issued upon cash exercise of warrants	—	—	—	—	344,644	344	899,177	—	—	899,521

Stock options compensation	—	—	—	—	—	—	25,466	—	—	25,466

Net loss for the three months ended September 30, 2024	—	—	—	—	—	—	—	(1,401,663)	—	(1,401,663)

Balance September 30, 2024	1,399	$1	13,625	$14	8,051,189	$8,049	$73,623,553	$(70,961,695)	$(157,452)	$2,512,469

Balance December 31, 2024	1,299	$1	13,500	$14	8,922,576	$8,921	$76,777,856	$(74,368,009)	$(157,452)	$2,261,331

Series D preferred stock converted to common stock	(300)	—	—	—	100,000	100	(100)	—	—	—

Common stock issued for cash under ATM	—	—	—	—	633,683	634	3,954,306	—	—	3,954,940

Stock options compensation	—	—	—	—	—	—	22,030	—	—	22,030

Restricted stock compensation	—	—	—	—	1,961,898	1,962	950,011	—	—	951,973

Stock issuance costs	—	—	—	—	—	—	(138,226)	—	—	(138,226)

Stock options excercised	—	—	—	—	27,712	28	107,897	—	—	107,925

Stock issued for services	—	—	—	—	9,360	9	49,991	—	—	50,000

Stock compensation under ESPP	—	—	—	—	—	—	21,644	—	—	21,644

Net loss for the three months ended March 31, 2025	—	—	—	—	—	—	—	(2,079,663)	—	(2,079,663)

Balance March 31, 2025	999	$1	13,500	$14	11,655,229	$11,654	$81,745,409	$(76,447,672)	$(157,452)	$5,151,954

Series E preferred stock converted to common stock	—	$—	(1,000)	$(1.00)	383,143	$384	$(383)	$—	$—	$—

Common stock issued for cash under ATM	—	—	—	—	238,145	238	1,835,636	—	—	1,835,874

Stock options compensation	—	—	—	—	—	—	22,204	—	—	22,204

Restricted stock compensation	—	—	—	—	—	—	1,028,012	—	—	1,028,012

Restricted stock issued	—	—	—	—	10,000	10	44,590	—	—	44,600

Stock issuance costs	—	—	—	—	—	—	(67,012)	—	—	(67,012)

Stock options excercised for cash	—	—	—	—	6,667	7	36,845	—	—	36,852

Stock options excercised - cashless	—	—	—	—	3,576	3	(3)	—	—	—

Stock issued for services	—	—	—	—	5,419	5	39,995	—	—	40,000

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	18,983	19	158,175	—	—	158,194

Net loss for the three months ended June 30, 2025	—	—	—	—	—	—	—	(3,518,031)	—	(3,518,031)

Balance June 30, 2025	999	$1	12,500	$13	12,321,162	$12,320	$84,843,468	$(79,965,703)	$(157,452)	$4,732,647

Common stock issued for cash under ATM	—	$—	—	$—	427,795	$428	$3,136,105	$—	$—	$3,136,533

Common stock issued for cash in Equity Offering	—	—	—	—	7,505,518	7,506	45,025,602	—	—	45,033,108

Stock options compensation	—	—	—	—	—	—	21,405	—	—	21,405

Restricted stock compensation	—	—	—	—	—	—	979,130	—	—	979,130

Restricted stock issued	—	—	—	—	175,000	175	56,919	—	—	57,094

Restricted stock forfeited	—	—	—	—	(112,500)	(112)	(112,013)	—	—	(112,125)

Warrants issued with equity offering	—	—	—	—	—	—	836,989	—	—	836,989

Stock issuance costs	—	—	—	—	—	—	(4,210,917)	—	—	(4,210,917)

Stock issued for services	—	—	—	—	5,965	6	44,327	—	—	44,333

Stock compensation under ESPP	—	—	—	—	—	—	23,872	—	—	23,872

Net loss for the three months ended September 30, 2025	—	—	—	—	—	—	—	(1,040,254)	—	(1,040,254)

Balance September 30, 2025	999	$1	12,500	$13	20,322,940	$20,323	$130,644,887	$(81,005,957)	$(157,452)	$49,501,815

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024

Cash from operating activities:
Net loss	$(6,637,948)	$(7,358,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property, plant & equipment	72,872	—
Depreciation and amortization	1,962,342	1,472,965
Inventory write-off	25,000	—
Stock based compensation	3,103,309	281,405
Stock issued for services	134,333	122,500
Amortization of debt discount related to warrant liabilities	345,886	73,601
Fair value of warrant liabilities	—	(245,980)
Loss (gain) on extinguishment of debt	95,718	(379,626)
Amortization of operating lease right of use asset - Office Lease	279,934	255,684
Amortization of right of use asset - land	2,578	—
Amortization of lease right of use asset - Edge Data Centers	150,821	—
Changes in assets and liabilities:
Accounts receivable	(27,280)	(138,689)
Accounts receivable - related parties	(1,797,233)	—
Lease receivable	11,229
Note receivable	—	(5,625)
Contract assets	(105,948)	32,939
Inventory	26,975	197,777
Prepaid expenses and other current assets	120,434	300,271
Accounts payable	(81,030)	1,131,552
Security deposit	50,000	50,000
Accrued expenses	110,458	159,482
Operating lease obligation - Office Lease	(291,376)	(252,557)
Operating lease obligation - land	1,680	—
Financing lease obligation - Edge Data Centers	(12,358)	—
Contract liabilities	(2,109,964)	(1,897,703)
Contract liabilities, related parties	(6,462,375)	—

Net cash used in operating activities	(11,031,943)	(6,200,147)

Cash flows from investing activities:
Purchase of patents/trademarks	(59,522)	(8,105)
Purchase of property and equipment	(7,813,557)	(1,547,439)

Net cash used in investing activities	(7,873,079)	(1,555,544)

Cash flows from financing activities:
Repayments on financing agreements	(450,566)	(340,232)
Proceeds from notes payable, related parties	—	2,200,000
Repayments of lease financing	(2,150,000)	—
Repayments of notes payable, related parties	(2,200,000)	—
Proceeds from warrant excercises	—	899,521
Proceeds from common stock issued	53,960,455	197,011
Proceeds from excercise of stock options	144,777	—
Stock issuance costs	(3,579,166)	(78,688)
Proceeds from shares issued under Employee Stock Purchase Plan	114,724	87,348
Proceeds from preferred stock issued	—	2,995,002

Net cash provided by financing activities	45,840,224	5,959,962

Net increase (decrease) in cash	26,935,202	(1,795,729)
Cash, beginning of period	6,266,296	2,441,842
Cash, end of period	$33,201,498	$646,113

Supplemental Disclosure of Cash Flow Information:
Interest paid	$191,622	$1,596
Taxes paid	$41,098	$5,432

Supplemental Non-Cash Investing and Financing Activities:
Debt discount for warrant liability	$—	$625,606
Notes issued for financing of insurance premiums	$477,727	$426,661
Transfer of inventory to property and equipment	$49,609	$300,000
Intangible asset acquired with contract liability	$—	$11,161,428
Transfer of property and equipment to lease receivable	$282,772	$—
Non-cash financing activity: Warrants issued as part of equity raise	$836,989
Conversion of series E Preferred stock to common stock	$1	$—
Transfer of finance lease asset to property and equipment	$1,938,662	$—
Right of use asset and liability for land lease	$251,016	$—

See accompanying condensed notes to the unaudited consolidated financial statements.

 DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

In 2024, the Company’s management team determined that it would be in the best interests of the Company and its shareholders to leverage the skills and expertise that have been built up since 2021 to expand into other markets. The Company elected to develop new offerings based on its existing technology and formed a new subsidiary in July 2024 called Duos Edge AI (“Edge”). The objective of this new subsidiary is to market a special part of the RIP for the provision of high-speed and function processing of data and applications with a focus on reducing latency in response times to end-users. The Company has many years of experience via its expert staff in bringing these types of capabilities to remote locations, also known as “the edge”. Edge processing can be an extremely efficient and lower cost alternative to traditional data centers. The strategy for Edge is to serve rural communities, also known as Tier 3 and 4 markets, and install Edge data centers in these locations thereby providing access to high-speed communications and advanced processing capabilities as a substitute for solutions where large amounts of data are “backhauled” using “the Cloud”. The Company developed these capabilities as an adjunct to its RIP offerings due to the need for fast results (less than 60 seconds) in identifying defects and maintenance issues on moving railcars.

Also in late 2024, the Company formed a third subsidiary, Duos Energy Corporation (“Duos Energy”) with the express purpose of providing consulting services and solutions for the rapidly growing demand for electrical power outside of traditional utilities. As an outgrowth of its new Edge Data Center subsidiary, and the current expert staff on hand, the Company has engaged with multiple third parties to act in a consulting and ultimately asset management capacity whereby the Company’s staff is engaged directly to supply this type of power solutions for multiple uses including for large data centers supporting AI “hyperscalers”. In conjunction with this, in late 2024, Duos engaged with Fortress Investment Group (“FIG”) to assist in FIG’s purchase of approximately 850 Mega Watts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation (“balance-of-plant”). In late November 2024, Sawgrass Buyer LLC, an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, “APR”). Chuck Ferry, our CEO, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024. At closing, Sawgrass Buyer LLC entered into an Asset Management Agreement (“AMA”) with the Company under which a substantial portion of Company staff, including certain members of the management team (including Mr. Ferry), would oversee operations of Sawgrass Buyer LLC. The AMA has a two-year term with customary cancellation provisions. At closing, the Company also received a 5%, non-voting ownership interest in Sawgrass APR Holdings, LLC (“Sawgrass Parent”), the ultimate parent company of Sawgrass Buyer LLC. Subsequent to closing, Sawgrass Buyer LLC changed its name to New APR Energy, LLC (“New APR”).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

Under the terms of the AMA, Duos staff is conducting all operations for commercial engagement, planning and project management, installation and operations of the New APR assets. The new entity shares certain management functions with Duos including the CEO, Chief Commercial Officer and General Counsel and other services are provided by Duos in a combination of direct staffing with specific experience in the power generation industry and other functions as necessary via a “shared services” agreement. Certain accounting staff are currently being supplied via the shared services agreement. New APR will develop its own accounting and administrative functions, including its own President and Chief Financial Officer. It is expected that there will be a strong correlation between the two companies, particularly in the areas of Data Center power generation and business development and Duos is participating and expects to continue to participate in these opportunities in addition to the anticipated revenues from the AMA.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

As a result of the relationships described above between Duos Energy Corporation and the FIG related entities, Sawgrass APR Holdings LLC and New APR Energy, LLC are considered related parties to the Company. (See Notes 3, 5, 6 and 10 for related party balances).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

Principles of Consolidation

The unaudited consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc., Duos Edge AI, Inc. and Duos Energy Corporation. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying unaudited consolidated financial statements include the initial valuation of a non-monetary transaction with a customer, valuation of intangible assets for impairment analysis, allowance on accounts receivable and notes receivable, valuation of common stock warrants received in exchange for an asset sale, valuation of deferred tax assets, valuation of other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, estimates of the valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt and stock, valuation of warrant liabilities, valuation of stock-based awards and the valuation of a minority interest in Sawgrass Parent. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Due to the unavailability of Q3-2025 financials from Sawgrass Parent, our equity method investee, the Company has applied a one-quarter lag (in accordance with ASC 323- 10-35-6) in reporting and recording the value of its 5% minority investment. The Company records its 5% interest using the Equity Method as we have significant influence. ASC 323-10-35-4 requires an entity to recognize its share of earnings or loss of an equity method investee which adjusts the carrying amount of the investment and is reflected as earnings or loss in income. Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Sawgrass APR Holding LLC (the “Agreement”), Net Profit and Net Loss for any Fiscal Year is allocated among the members in such a manner that, as of the end of such fiscal year, the Capital Account Balance of each Member, as increased by the Member’s share of “minimum gain” and “partner minimum gain” (as such terms are used in Treasury Regulations Section 1.704-2), to the extent possible, to be equal to the amount which would have been distributed to such Member pursuant to a Hypothetical Liquidation, as defined in the Agreement, as of the end of the last day of such fiscal year. Under the Hypothetical Liquidation, the assets of Sawgrass Parent are disposed of in a taxable disposition for the book value of such assets and the remaining amounts, after repayment of outstanding obligations are distributed to the members pursuant to the Agreement. Per the Agreement, the Company is entitled to pro-rata distributions only after Preferred Holders have received their Total Contributed Capital and subsequent distributions to Preferred and Incentive Unit Holders have reached the Multiple on Invested Capital (MOIC) Threshold of 1.5 times the initial contributions. Therefore, it is likely that early periods will not generate sufficient earnings to provide the Company with a return in the form of a claim on net assets. Based on the terms of the Agreement our specified allocation of earnings and losses of 5% differs from the allocation of cash from operations and liquidation. Therefore, we will apply the guidance in ASC 970-323-35-17 by analogy, which states, if the specified allocation for earnings differs from the allocation of cash from operations and on liquidation, the investor should not use the specified earnings or loss percentages to determine its share of the investee’s earnings. Rather, the investor should analyze the investment agreement to determine how the increase or decrease in the investee’s net assets during the reporting period would affect the cash that the investor would receive over the investee’s life and on its liquidation.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Reclassification

Certain amounts in the prior period have been reclassified to conform to current period presentation. Balances in accounts receivable and contract liabilities were reclassified to related party accounts receivable and related party contract liabilities, respectively. There was no net effect of this reclassification on the consolidated balance sheets.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of September 30, 2025, the balance in one financial institution exceeded federally insured limits by approximately $32,485,398. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2025, two customers accounted for 63% (related party), and 15% (related party) of revenues. For the nine months ended September 30, 2024, three customers accounted for 41%, 29% and 11% of revenues. In most cases, there are no minimum contract values stated. The contracts are for service and maintenance, which may be paid monthly or annually in advance with revenues recorded ratably over the contract period.

At September 30, 2025, one customer accounted for 94% (related party) of accounts receivable. At December 31, 2024, three customers accounted for 73%, 17%, and 10% of accounts receivable. Much of the credit risk is mitigated due to the historical timely payments of our customers.

Geographic Concentration

For the nine months ended September 30, 2025, approximately 11% of revenue was generated from three customers outside of the United States. For the nine months ended September 30, 2024, approximately 43% of revenue was generated from three customers outside of the United States.

Significant Vendors and Concentration of Credit Risk

In some instances, the Company relies on a limited pool of vendors for key components related to the manufacturing of its subsystems. These vendors are primarily focused on data center hosting, camera, server, and lighting technologies integral to the Company’s solution. Where possible, the Company seeks multiple vendors for key components to mitigate vendor concentration risk.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

Accounts Receivable

The Company accounts for accounts receivable under ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

For the nine months ended September 30, 2025, the Company recognized inventory shrinkage in the amount of $25,000. The shrinkage was recorded as a reduction to the carrying value of inventory and recorded to cost of revenues as an expense in the period. The Company continuously evaluates the recoverability of its inventory. There were no material impacts on the Company's financial position as a result of the shrinkage.

Intangible Asset

In May 2024, the Company recognized an intangible asset which represents digital image data rights received under a license agreement as non-monetary consideration under a five-year customer contract. The intangible asset will be amortized over the five-year contractual term.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment (three to fifteen years). When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations. Leasehold improvements are expensed over the shorter of the term of the lease or the useful life.

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

Patents and Trademarks

Patents and trademarks, stated at amortized cost, relate primarily to the Company’s proprietary technologies in intelligent video analytics, security systems, and modular data center infrastructure. These assets are being amortized over their estimated useful lives of 17 years.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

On December 31, 2024, the Company entered into an Asset Management Agreement (the “AMA”), with New APR, an entity formed by affiliates of FIG. Under the AMA, Duos Energy manages the deployment and operations of a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to New APR in connection with the assets. In exchange for services to be performed under the AMA, the Company received an initial cash payment and common units in Sawgrass Parent. While the Company has board representation in Sawgrass Parent, its common units are non-voting and the Company does not control the board of directors of Sawgrass Parent.

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

The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value of the equity method investment as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. The Company initially recorded the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024. Revenue recognition started January 1, 2025. The Company recorded revenue for the nine months ended September 30, 2025 in the amount of $2.7 million with remaining deferred revenue of $4.5 million as of September 30, 2025.

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized during the nine months ended September 30, 2025. See further disclosure of accounting policies related to this equity method investment above under “Use of Estimates.”

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Product Warranties

The Company has a 90-day warranty period for materials and labor after final acceptance of a project. If any parts are defective they are replaced under our vendor warranty, which is usually 12 to 36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of September 30, 2025 and December 31, 2024, the warranty costs have been de-minimis, therefore no accrual of warranty liability has been made.

Loan Costs

Loan costs paid to lenders, or third parties are recorded as debt discounts to the related loans and amortized to interest expense over the loan term.

Sales Returns

The Company installs rail inspection systems. Our systems are sold as fully integrated systems and are sold without an option for returns.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

Cost of Revenues

Cost of revenues consists primarily of expenses related to our three lines of business: Technology Systems, Services, and Consulting & Hosting. These costs include inventory, shipping, certain fixed labor and overhead, and allocated depreciation and amortization, as applicable to each line of business.

Advertising

The Company expenses the cost of advertising. During the nine months ended September 30, 2025 and 2024, there were no advertising costs.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

The Company evaluates all significant tax positions as required by ASC 740. As of September 30, 2025, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

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

At September 30, 2025, there were (i) an aggregate of 375,276 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 485,125 shares of common stock, (iii) 333,000 common shares issuable upon conversion of Series D Convertible Preferred Stock, and (iv) 4,789,273 common shares issuable upon conversion of Series E Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

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

Leases that are clearly insignificant will not be accounted for under ASC 842 and instead will recognize lease payments in expense as incurred.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $6,637,948 for the nine months ended September 30, 2025. During the same period, cash used in operating activities was $11,031,943. The working capital surplus and accumulated deficit as of September 30, 2025, were $27,574,533 and $81,005,957, respectively.

The Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Convertible Preferred Stock. Additionally, in the first and second quarters of 2024, the Company raised gross proceeds of $2,995,002 from the issuance of a combination of Series D and E Preferred Stock (See Note 9). The Company successfully raised approximately $3,544,689 in gross proceeds through its At-The-Market (ATM) offering program in 2024 and secured an additional $3,954,940 in gross proceeds during the first two months of 2025. Furthermore, in the second quarter of 2025, the Company raised $1,835,874 in gross proceeds through its ATM offering program, followed by an additional $3,136,533 in July 2025. On July 30, 2025, the Company priced a public offering of its common stock for net proceeds of approximately $37.1 million. The offering closed on August 1, 2025, and was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplements filed with the SEC. On September 2, 2025, the Underwriter exercised the Over-Allotment Option in full to purchase 838,851 shares of Common Stock, generating additional net proceeds of approximately $4.7 million. The Over-Allotment Option closed on September 2, 2025. The capital raised is expected to bolster the Company’s balance sheet and position it to pursue strategic initiatives related to Duos Edge AI, from a stronger financial foundation. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Management believes that, at this time, the conditions in our traditional market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported could put a strain on our cash reserves. However, the Company’s current capital, the anticipated steady cash flow from the AMA and the ability to raise capital via the public markets indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We expect to continue executing the plan to grow our business and achieve profitability as previously discussed. The Company may selectively look at opportunities for fundraising in the future including potential debt offerings to support asset acquisitions. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accounts receivable	$136,286	$185,044
Accounts receivable - related party	2,091,667	294,434
Allowance for credit losses	—	(76,037)
Accounts receivable, net	$2,227,953	$403,441

The Company recorded credit loss expense (recovery) of ($76,037) and zero for the nine months ended September 30, 2025 and 2024, respectively.

A summary of the activity related to our allowance for credit losses at September 30, 2025 and December 31, 2024, is summarized below.

	September 30, 2025	December 31, 2024
Allowance for credit losses, beginning balance	$(76,037)	$—
Allowance for credit losses provision	—	(76,037)
Less recoveries	76,037	—
Allowance for credit losses, ending balance	$—	$(76,037)

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Furniture and Fixtures	$161,097	$132,018
Tools and Equipment	1,618,642	1,569,034
EDC PODS and Generators	1,791,061	—
Leasehold Improvements	306,910	298,004
Construction in Progress	9,739,895	2,099,493
Internal Use Software	381,441	381,441
	13,999,046	4,479,990
Accumulated Depreciation	(2,011,884)	(1,708,211)
Property and Equipment, net	$11,987,162	$2,771,779

Depreciation expense for the nine months ended September 30, 2025 was $303,673 of which $39,142 is included in cost of revenues and $264,531 in general and administration expenses.

Depreciation expense for the nine months ended September 30, 2024 was $255,713 of which $0 is included in cost of revenues and $255,713 in general and administration expenses.

Depreciation expense for the three months ended September 30, 2025 was $105,626 of which $23,800 is included in cost of revenues and $81,826 in general and administration expenses.

Depreciation expense for the three months ended September 30, 2024 was $81,093 of which $0 is included in cost of revenues and $81,093 in general and administration expenses.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

NOTE 5 – INTANGIBLE ASSET

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

In accordance with ASC 350-30-35-14, an intangible asset that is subject to amortization shall be reviewed for impairment if the carrying amount of the asset is not recoverable and exceeds its fair value. There is no indication of impairment at September 30, 2025.

Intangible asset at September 30, 2025 and December 31, 2024 consists of:

	September 30, 2025	December 31, 2024
Intangible Asset, gross	$11,161,428	$11,161,428
Accumulated Amortization	(3,030,967)	(1,569,310)
Intangible Asset, net	$8,130,461	$9,592,118

Amortization of the intangible asset for the nine months ended September 30, 2025 and 2024, was $1,461,656 and $1,021,190, respectively.

The future amortization of the intangible asset is as follows:

Calendar Year	Amount
2025 (Remaining)	$730,827
2026	2,192,484
2027	2,192,484
2028	2,192,484
2029	822,182
Total Intangible Asset Amortization	$8,130,461

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

NOTE 6 – CASH ADVANCE PAYMENT – SAWGRASS HOLDINGS LLC

Amount
Cash as of December 31, 2024	$5,000,000
Contract liabilities, current as of September 30, 2025	(1,250,000)
Revenue recognized for the nine months ended September 30, 2025	$3,750,000

At the close of business December 31, 2024, the Company entered into a series of contracts with FIG under which the Company deploys and operates a fleet of mobile gas turbines and balance of-plant inventory, providing management, sales and operations functions to New APR in connection with the assets. In exchange for services performed under the Asset Management Agreement (“AMA”), the Company received an advance cash payment and common units in Sawgrass Parent (see Note 7). The Company accounts for the arrangement with New APR as Revenue from contracts with customers. New APR advanced the Company $5.0 million in cash upon execution of the contract, which is being applied ratably on a monthly basis against amounts incurred under the AMA for a period of 12 months in 2025. In the event that the AMA is terminated within the first 12 months, any balance remaining of the advanced funds would be credited in full to Duos. The advanced consideration does not provide the benefit of financing as the cash will be consumed within the first year of the contract to align the interests of both parties under the AMA. As of September 30, 2025, contract liabilities under the arrangement were $1.25 million, comprised of the $5.0 million advance payment less $3.75 million recognized as earned revenue under the AMA for the nine months ended September 30, 2025.

NOTE 7 – EQUITY INVESTMENT – SAWGRASS APR HOLDINGS LLC

	September 30, 2025	December 31, 2024
Equity Investment - Sawgrass APR Holdings LLC	$7,233,000	$7,233,000

At the close of business December 31, 2024, Duos Energy Corporation, a subsidiary, executed the AMA with New APR to manage its operations. The Company’s CEO is also the CEO of New APR and the operations of New APR are housed in the same facility as the Company in Jacksonville, Florida.

The Company was issued a 5% non-voting ownership interest in Sawgrass Parent, in the form of 25,882,353 common units, which is accounted for using the equity method. The Company determined the equity method was appropriate since Sawgrass Parent is considered a related party due to common management and the Company can exert significant influence over the operations of New APR. The Company concluded that the arrangement with New APR is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration under ASC 606-10-32-31. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA which will be recognized over a period of two years. The Company recorded $7.2 million of an equity method investment asset and $7.2 million of contract liabilities for services to be performed under the AMA. For the nine months ended September 30, 2025, the Company did not recognize any equity in net income (loss) of the investee.

During the nine months ended September 30, 2025, the Company recognized $2,712,375 of contract liabilities as revenue (See Note 10).

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized for the nine months ended September 30, 2025.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

NOTE 8 – DEBT

Notes Payable - Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Notes Payable	Principal	Interest	Principal	Interest

Third Party - Insurance Note 1	$—	7.65%	$13,002	8.00%
Third Party - Insurance Note 2	8,193	—	4,070	—
Third Party - Insurance Note 3	36,040	—	—	—
Total	$44,233	—	$17,072	—

The Company entered into an agreement on April 15, 2024 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $154,338, secured by that policy with an annual interest rate of 8.00% and payable in 10 monthly installments of principal and interest totaling $16,023. The Company renewed its agreement on April 15, 2025 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $207,207 with a down payment paid in the amount of $42,241 in the second quarter of 2025 and ten monthly installments of $17,140. The Company paid off the debt in the third quarter. At September 30, 2025 and December 31, 2024, the balance of Insurance Note 1 was zero and $13,002, respectively.

The Company entered into an agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,480, and payable in 12 monthly installments of $2,040. The Company renewed its agreement effective February 3, 2025 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,594 in the second quarter of 2025 and twelve monthly installments of $2,050. There were also audit premium adjustments in the amount of ($6,084). At September 30, 2025 and December 31, 2024, the balance of Insurance Note 2 was $8,193 and $4,070, respectively.

The Company entered into an agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $245,798 with a down payment paid in the amount of $84,473 in the first quarter of 2024 and ten monthly installments of $20,169. The Company renewed its agreement on February 3, 2025 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $249,448 with a down payment paid in the amount of $119,535 in the first quarter of 2025 and seven monthly installments of $18,559. At September 30, 2025 and December 31, 2024, the balance of Insurance Note 3 was $36,040 and $0, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Notes Payable, Related Parties

On July 22, 2024, the Company and Duos Edge entered into secured promissory notes (the “Notes”) with two institutional investors in the Company, 21 April Fund LP and 21 April Fund Ltd. These investors own more than 10% of the outstanding shares of the Company and are therefore considered related parties. The principal amounts of the Notes were $1,520,000 for the Note issued to 21 April Fund Ltd. and $680,000 for the Note issued to 21 April Fund LP. The Notes accrued interest at an annual rate of 10% and the principal and any accrued interest on the Notes were due on December 30, 2025. The Company guaranteed all of Duos Edge’s obligations pursuant to the Notes.

As security for the Notes, Duos Edge AI granted a first priority security interest in the equipment installed, as well as all revenues from such equipment and the Company pledged all proceeds from the sale of shares of Common Stock under its ATM facility. All of the pledged revenues from the equipment and the ATM facility were deposited in a blocked account and used solely to repay the Notes until they are repaid in full. In November 2024, the Company obtained the lenders’ consent waiving the requirement to deposit ATM proceeds in a separate blocked account and to utilize the ATM proceeds for general corporate purposes, provided that any such amounts had to be deposited in the blocked account on or prior to December 1, 2025. The Notes could be prepaid without any prepayment penalties, provided that any prepayments were made proportionately to each Note.

The Company paid off the outstanding balance on the Notes starting in February 2025 with a final payment in August 2025.

This transaction is accounted for in accordance with ASC 470, which provides guidance on the accounting for debt and debt modifications. The Company was in compliance with all covenants and conditions associated with the Notes as of August 6, 2025.

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

The warrant liability value was measured using a Monte Carlo simulation valuation method. The initial warrant liability valuation on the loan date was $625,606 which was recorded as a debt discount and initial warrant liability. The warrant liability on September 19, 2024 was $379,626 with a change in fair value recorded in other income/expense from the initial recording date through September 30, 2024 of $245,980. The debt discount was being amortized over the term of the Notes.

On September 19, 2024, the warrant exercise date, the Company eliminated the warrant liability and recognized a gain on the extinguishment of the warrants in the amount $379,626.

The Company made early payments on the Notes in 2025, through August 2025 in the amount of $2,200,000 of principal and $188,356 of accrued interest in the nine months ended September 30, 2025.

The promissory Notes Payable at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Notes Payable	$—	$2,200,000
Unamortized Discount	—	(441,604)
Notes Payable, net	$—	$1,758,396

Amortization of the discount from the Notes for the nine months ended September 30, 2025 was $345,886 which is included in interest expense and the remaining discount at the final payoff date of $95,718 was recorded as a loss on extinguishment of debt.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021, and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021, and end on May 31, 2032. The Company recognized an ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. Per the contract, in the 18th month and every 12th month thereafter, the security deposit is reduced by $50,000 and now stands at $450,000. The right of use asset balance at September 30, 2025, net of accumulated amortization, was $3,748,465.

The office and warehouse lease has a remaining term of approximately 6.75 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of-use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Nine Months Ended September 30,
	2025	2024
Lease cost:
Operating lease cost	$586,228	$586,228
Short-term lease cost	$15,351	$16,477

Other information:
Operating cash outflow used for operating leases	$597,672	$583,101
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	6.75 years	7.75 years

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

As of September 30, 2025, future minimum lease payments due under our operating leases are as follows:

Amount
Calendar year:
2025 (Remaining)	$200,884
2026	818,518
2027	838,984
2028	859,856
Thereafter	3,183,571
Total undiscounted future minimum lease payments	5,901,813
Less: Impact of discounting	(1,527,592)
Total present value of operating lease obligations	4,374,221
Current portion	(813,496)
Operating lease obligations, less current portion	$3,560,725

On August 1, 2025, Duos Edge AI, Inc., a subsidiary of Duos Technologies Group, entered into a commercial ground lease with a term of ten years commencing upon delivery of a modular structure to the premises, with one five-year renewal option. Base monthly rent is $2,500 for the first year or until installation of a second modular structure, increasing to $3,500 thereafter. If renewed, monthly rent will be $4,300 during the renewal term. The lease requires the tenant to pay real estate taxes, common area maintenance charges, utilities, and maintain insurance coverage. Tenant is responsible for all costs associated with site preparation and installation of improvements, including modular structures and backup power systems.

As of September 30, 2025, future minimum lease payments due under this operating lease are as follows:

Calendar year:	Amount
2025 (Remaining)	$7,500
2026	35,000
2027	42,000
2028	42,000
Thereafter	276,500
Total undiscounted future minimum lease payments	403,000
Less: Impact of discounting	(150,304)
Total present value of operating lease obligations	252,696
Current portion	(32,000)
Operating lease obligations, less current portion	$220,696
Weighted average discount rate	10.0%
Weighted average remaining lease term	9.84 years

The present value of these payments is approximately $251,000, which was initially recorded as a lease liability and Right-of-use asset on the consolidated balance sheet, with $32,000 classified as a current liability and $220,696 as a non-current liability as of September 30, 2025. The Right-of-use asset was $248,438 at September 30, 2025. See Note 2 Summary of Significant Accounting Policies for the Company’s materiality threshold applied to lease accounting under ASC 842.

Nine Months Ended September 30, 2025
Lease Cost:
Operating lease cost	$6,758
Cash outflow	$2,500

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Master Lease Agreement

On November 1, 2024, the Company entered into a Master Lease Agreement (“MLA”) for a total lease obligation of $2,662,282. The lease is structured with a repayment term of 66 months, with fixed monthly payments commencing on December 10, 2024. At the end of the lease term, the Company has the option to purchase the leased asset for $1.

In accordance with ASC 842, the lease is classified as a finance lease, as the $1 buyout option indicates a transfer of ownership. As a result, the Company has recorded a right-of-use asset and a corresponding lease liability on its balance sheet. Interest expense and amortization of the right-of-use asset is being recognized over the lease term. Management believes this lease structure supports the Company’s operational and financial objectives.

In the third quarter 2025, the Company exercised its purchase option under the Master Lease Agreement and settled the obligation early with a payment of $2,150,000. Accordingly, the Company derecognized the remaining lease liability of $2,079,697 and the related right-of-use asset of $1,868,359 and recorded the equipment as a fixed asset at $1,938,662. The $1,938,662 asset balance is the aggregate of the remaining right-of-use asset of $1,868,359 and the difference between the $2,150,000 repayment and the $2,079,697 remaining right-of-use liability.

The following table shows supplemental information related to the MLA:

	Nine Months Ended September 30,
	2025	2024
Lease cost:
Master Lease Agreement cost	$242,026	$—
Short-term lease liability	$—	$—

Other information:
Operating cash outflow used for finance leases	$2,253,563	$—
Weighted average discount rate	—	—
Weighted average remaining lease term	—	—

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders would be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of September 30, 2025 and December 31, 2024, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Series C Convertible Preferred Stock

The Company’s Board of Directors designated 5,000 shares as the Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). Each share of the Series C Convertible Preferred Stock had a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock had 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series C Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $5.50 (subject to adjustment). The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series C Convertible Preferred Stock elected the 19.99% Beneficial Ownership Limitation. At September 30, 2025 and December 31, 2024, there were zero and zero shares of Series C Convertible Preferred Stock, issued and outstanding, respectively.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

In February of 2025, 300 outstanding shares of Series D Convertible Preferred Stock were converted into 100,000 shares of common stock. As of September 30, 2025 and December 31, 2024, respectively, there were 999 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding.

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

Series E Convertible Preferred Stock

The Company’s Board of Directors has designated 30,000 shares as the Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock”). Each share of the Series E Convertible Preferred Stock has a stated value of $1,000. The holders of the Series E Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series E Convertible Preferred Stock has 333 votes (subject to adjustment); provided that in no event may a holder of Series E Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation. Each share of Series E Convertible Preferred Stock is convertible at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which was $3.00 (subject to adjustment) (see adjustment below to $2.61). The Company shall not effect any conversion of the Series E Convertible Preferred Stock, and the holder shall not have the right to convert any portion of the Series E Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All but one of the holders of the Series E Convertible Preferred Stock elected the 19.99% Beneficial Ownership Limitation.

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

The November Purchase Agreement also provided that the Company would not, with certain exceptions, sell or issue common stock or Common Stock Equivalents (as defined in the November Purchase Agreement) on or prior to June 30, 2024 that entitled any person to acquire shares of common stock at an effective price per share less than the then conversion price of the Series E Convertible Preferred Stock, which was $3.00 per share, without the consent of the Purchasers. If the Company sold shares at less than the then conversion price, with the consent of purchasers, then the Series E conversion price would be amended to that lower share price. This provision was not triggered as of June 30, 2024.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

As of September 30, 2025 and December 31, 2024, respectively, there were 12,500 and 13,500 shares of Series E Convertible Preferred Stock issued and outstanding.

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

As of September 30, 2025 and December 31, 2024, respectively, there were zero and zero shares of Series F Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Common stock issued

Nine Months Ended September 30, 2025

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

On March 31, 2025, the Company issued 9,360 shares of common stock for payment of board fees to four directors valued at $50,000 for services to the board which was expensed during the three months ended March 31, 2025. The volume-weighted average price (VWAP) on the grant date used to value the services is $5.34 per share.

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

During the three months ended March 31, 2025, the Company issued 10,000 shares of restricted common stock to each of Mr. Ehrman and Mr. Mavrommatis, directors of the Company, subject to a one-year cliff resting period. The shares had an aggregate grant-date fair value of $119,600, based on a $5.98 price per share.

On April 9, 2025, the Company issued 10,000 shares of restricted common stock to Mr. Ehrman, subject to a 90-day cliff vesting period. The shares had an aggregate grant-date fair value of $44,600 based on a $4.46 price per share. The Company also removed the remaining vesting period for the 10,000 shares issued to Mr. Ehrman during the three months ended March 31, 2025.

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

On May 27, 2025, the Company entered into the Second Amendment to At-The-Market Issuance Sales Agreement (the “Second Amendment”) with Ascendiant. The Second Amendment further increased the aggregate dollar amount of common stock that may be sold under the At-The-Market Issuance Sales Agreement from $8,850,000 to $10,500,000. On May 28, 2025, the Company filed a Supplement to the Prospectus Supplement with the SEC relating to the $10,500,000 of common stock that may be sold pursuant to the Second Amendment.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

On June 30, 2025, the Company issued 5,419 shares of common stock for payment of board fees to three directors valued at $40,000 for services to the board which was expensed during the three months ended June 30, 2025. The volume-weighted average price (VWAP) on the grant date used to value the services was $7.38 per share.

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

On August 1, 2025, the Company issued 6,666,667 shares of its common stock under a public offering priced at $6.00 per share, resulting in net proceeds of approximately $37.1 million net of offering costs of $2.9 million.

On September 2, 2025, the Underwriter exercised the Over-Allotment Option in full to purchase 838,851 shares of Common Stock, generating net proceeds of approximately $4.7 million net of offering costs of $0.3 million.

In connection with the offerings on August 1, 2025 and September 2, 2025, the underwriters were issued 375,276 warrants. See warrants disclosure below.

Effective September 15, 2025, the Company issued a restricted stock award to an employee for a total of 175,000 shares of restricted stock with 3-year cliff vesting with an aggregate grant-date fair value of $1,370,249 based on a $7.83 price per share. The share value will be recognized over the 36 month vesting period. The Company expensed $57,094 through September 30, 2025.

Effective September 15, 2025, an employee of the Company forfeited 112,500 shares of restricted stock under the Amended and Restated Equity Awards Agreement. In accordance with the Company’s accounting policy to recognize forfeitures as they occur, previously recognized compensation expense related to the forfeited portion was reversed in the period of forfeiture. Concurrent with the forfeiture, the remaining 112,500 shares were treated as a modification of the award and revalued as of September 15, 2025. The modification resulted in incremental fair value of approximately $208,122, which will be recognized as additional compensation expense through December 31, 2027 based on the passage of time.

During the three months ended September 30, 2025, the Company issued an aggregate of 427,795 shares of common stock at a weighted average price of $7.33 per share through its At-The-Market (ATM) offering program, generating total gross proceeds of $3,136,533, incurring stock issuance costs of $94,157 and yielding net proceeds of $3,042,376.

On September 30, 2025, the Company issued 5,965 shares of common stock for payment of board fees to four directors valued at $44,333 for services to the board which was expensed during the three months ended September 30, 2025. The volume-weighted average price (VWAP) on the grant date used to value the services is $7.44 per share.

Nine Months Ended September 30, 2024

On March 31, 2024, the Company issued 8,655 shares of common stock for payment of board fees to four directors valued at $37,500 for services to the board which was expensed during the three months ended March 31, 2024. The volume-weighted average price (VWAP) on the grant date used to value the services is $4.33 per share.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

On May 17, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”) providing for the sale by the Company of shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $7,500,000 from time to time through the Agent in connection with an “at-the-market” equity offering program (the “ATM Offering”) pursuant to Rule 415 under the Securities Act of 1933, as amended. On May 17, 2024, the Company filed a prospectus supplement with the Securities and Exchange Commission (“SEC”) relating to the offer and sale of up to $7,500,000 of common stock in the ATM Offering.

During the three months ended June 30, 2024, the Company issued an aggregate of 38,530 shares of common stock at a weighted average price of $3.10 per share through its At-The-Market (ATM) offering program, generating total gross proceeds of $119,280, incurring stock issuance costs of $3,717 and yielding net proceeds of $115,563.

On June 30, 2024, the Company issued 15,041 shares of common stock for payment of board fees to four directors valued at $42,500 for services to the board which was expensed during the three months ended June 30, 2024. The volume-weighted average price (VWAP) on the grant date used to value the services is $2.83 per share.

On June 30, 2024, the Company issued 38,041 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $87,348 for the six months ended June 30, 2024 which represented a purchase price of approximately $2.30 per share. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower (see below). In connection with these issuances, the Company also recognized compensation expense of $40,589 during the six months ended June 30, 2024.

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

During the three months ended September 30, 2024, the Company issued an aggregate of 28,514 shares of common stock at a weighted average price of $3.04 per share through its At-The-Market (ATM) offering program, generating total gross proceeds of $86,576, incurring stock issuance costs of $5,128 and yielding net proceeds of $81,448.

On September 30, 2024, the Company issued 14,433 shares of common stock for payment of board fees to four directors in the amount of $42,500 for services to the board which was expensed during the three months ended September 30, 2024. The volume-weighted average price (VWAP) on the grant date used to value the services is $2.95 per share.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

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

The Company computed the fair value of the look-back feature call and put options for January 1, 2025 to September 30, 2025 using a Black Scholes option pricing model using the following assumptions:

At September 30, 2025
Grant date share price	$7.11 - $7.26
Grant date exercise price	$5.64 - $6.17
Expected term	0.25 years - 0.5 years
Expected volatility	69.5% - 105.3%
Risk-free rate	4.02% - 4.32%
Expected dividend rate	0%

During the offer period, the Company records stock-based compensation pro rata as an expense and a credit to additional paid-in capital. The Company issued 18,983 and 38,041 common shares on the option exercise dates of June 30, 2025 and June 30, 2024, respectively. The following table discloses relevant information for the ESPP for the nine months ended September 30, 2025 and September 30, 2024, respectively.

For the Nine Months ended September 30, 2025
Cash payment received from employee withholding	$173,102
Cash from employee withholdings used to purchase shares under ESPP	(114,724)
Accrued employee withholdings at September 30, 2025	$58,378

For the Nine Months ended September 30, 2025
Cash from employee withholdings used to purchase ESPP shares	$114,724
Stock based compensation expense	88,986
Total increase to equity for nine months ended September 30, 2025	$203,710

For the Nine Months ended September 30, 2024
Cash from employee withholdings used to purchase ESPP shares	$123,359
Stock based compensation expense	54,833
Total increase to equity for nine months ended September 30, 2024	$178,192

Stock-Based Compensation: Options, Warrants and Restricted Stock

Stock-based compensation expense recognized under ASC 718-10 for the nine and three months ended September 30, 2025 and 2024, was $65,639 and $21,405 and $226,575 and $25,466, respectively, for stock options granted to employees. This expense is included in general and administration expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. At September 30, 2025, the total compensation cost for stock options not yet recognized was $68,248. This cost will be recognized over the remaining vesting term of the options ranging from three months to 4.5 years.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Stock-based compensation expense recognized under ASC 718-10 for the nine and three months ended September 30, 2025 and 2024, was $2,948,684 and $924,099 and $0 and $0, respectively, for shares of restricted stock granted to employees. During the nine months ended September 30, 2025, the Company granted a total of 2,146,898 shares of restricted stock with an aggregate grant-date fair value of $13,152,993, computed as 1,861,898 shares at $5.98 per share, 100,000 shares at $6.04 per share, 10,000 shares at $4.46 per share and 175,000 shares at $7.83 per share. This expense is included in general and administration expenses in the unaudited consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the restricted stock units that are ultimately expected to vest. At September 30, 2025, the total compensation cost for restricted stock not yet recognized was $9,739,682. This cost will be recognized over the remaining vesting term of the restricted stock ranging from three months to 3 years.

On January 1, 2025, the Company granted an employee 225,000 shares of restricted stock with an aggregate grant-date fair value of approximately $1,345,500, based on a fair value of $5.98 per share. On September 15, 2025 under the amended and restated equity awards agreement, the employee forfeited 112,500 unvested shares. In accordance with the Company’s accounting policy to recognize forfeitures as they occur, previously recognized compensation expense related to the forfeited portion was reversed in the period of forfeiture. Concurrent with the forfeiture, the remaining 112,500 shares were treated as a modification of the award and revalued as of September 15, 2025. The modification resulted in incremental fair value of approximately $208,122, which will be recognized as additional compensation expense through December 31, 2027 based on the passage of time.

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

As of September 30, 2025, and December 31, 2024, options to purchase a total of 485,125 (net of forfeitures) shares of common stock and 606,452 shares of common stock were outstanding, respectively. At September 30, 2025, 386,456 options were exercisable. Of the total options issued, zero and 131,084 options were outstanding under the 2016 Equity Incentive Plan, 398,701 and 385,368 were outstanding under the 2021 Plan and a further 86,424 and 90,000 non-plan options to purchase common stock were outstanding as of September 30, 2025 and December 31, 2024, respectively. The non-plan options were granted to four executives as hiring incentives, including the Company’s CEO in the fourth quarter of 2020.

Options

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,387,775	$5.23	3.0	$—
Granted	—	$—	—	$—
Forfeited	(781,323)	$5.17	—	$—
Outstanding at December 31, 2024	606,452	$5.29	2.0	$514,394
Exercisable at December 31, 2024	442,445	$5.50	1.6	$296,145

Outstanding at December 31, 2024	606,452	$5.29	2.0	$514,394
Granted	20,000	$5.64	4.5	$34,400
Exercised/Forfeited/Expired	(141,327)	$5.31	—	$—
Outstanding at September 30, 2025	485,125	$5.30	1.9	$997,153
Exercisable at September 30, 2025	386,456	$5.51	1.6	$715,732

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Warrants

In connection with the Company’s equity financing completed during the quarter ended September 30, 2025, the Company issued warrants for 375,276 common shares to the investment bankers who facilitated the offering. The warrants were issued contemporaneously with the closing of the financing and were included as part of the negotiated engagement terms. The warrants are indexed to the Company’s common stock, provide for settlement in a fixed number of shares for a fixed exercise price, and are freestanding equity instruments. Accordingly, they meet the criteria for equity classification under ASC 815-40 and are not subject to remeasurement in future periods.

The Company determined the warrants were non-compensatory pursuant to ASC 340-10-S99-1, as they were issued as part of the overall consideration for services directly related to the capital raise, were not tied to future performance, and did not include any vesting or service conditions.

The fair value of the warrants was determined using the Black-Scholes option-pricing model based on the following key assumptions: expected volatility, risk-free interest rate, expected term, and expected dividend yield as of the grant date. The resulting fair value of approximately $836,989 was recorded as a reduction to Additional Paid-In Capital (APIC) within stock issuance costs, with a corresponding credit to APIC for the issuance of the warrants.

The Company used the following assumptions in determining the fair value of the warrants:

	Upon Grant
	Titan	Titan
Date of Grant	August 1, 2025	September 2, 2025
Stock Price	$6.57	$6.25
Exercise Price	$7.20	$7.20
Expected Remaining Term (Years)	5.00	5.00
Historical Volatility	73%	55%
Expected Volatility	36%	33%
Dividend Yield	0%	0%
Annual Rate of Quarterly Dividends	$0.000	$0.000
Discount Rate - Bond Equivalent Yield	3.770%	3.740%

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

No income statement impact is expected related to these warrants in future periods.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	44,644	$7.70	0.7	$—
Warrants expired, forfeited, cancelled or exercised	(344,644)	$—	—	$—
Warrants issued	300,000	$3.00	—	$—
Outstanding at December 31, 2024	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—

Outstanding at December 31, 2024	—	$—	—	$—
Warrants issued	375,276	$7.20	5.0	$—
Warrants expired, forfeited, cancelled or exercised	—	$—	—	$—
Outstanding at September 30, 2025	375,276	$7.20	4.8	$60,044
Exercisable at September 30, 2025	375,276	$7.20	4.8	$60,044

 Restricted Stock

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	—	$—
Restricted stock forfeited	—	$—
Restricted stock granted	—	$—
Unvested at December 31, 2024	—	$—
Vested at December 31, 2024	—	$—

Unvested at December 31, 2024	—	$—
Restricted stock granted	2,146,898	$6.13
Restricted stock forfeited	(112,500)	$5.98
Restricted stock vested	(20,000)	$5.22
Unvested at September 30, 2025	2,014,398	$6.14
Vested at September 30, 2025	20,000	$5.22

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

NOTE 11 – REVENUE AND CONTRACT ACCOUNTING

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

Contract assets and contract liabilities on uncompleted contracts for revenues recognized over time are as follows:

Contract Assets

Contract assets on uncompleted contracts represent cumulative revenues recognized in excess of billings and/or cash received on uncompleted contracts accounted for under the cost-to-cost input method, which recognizes revenue based on the ratio of the cost incurred to total estimated costs.

At September 30, 2025 and December 31, 2024, contract assets on uncompleted contracts consisted of the following:

	September 30, 2025	December 31, 2024
Cumulative revenues recognized	$10,022,709	$9,916,761
Less: Billings or cash received	(9,280,987)	(9,280,987)
Contract assets	$741,722	$635,774

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

At September 30, 2025 and December 31, 2024, contract liabilities on uncompleted contracts and contract liabilities on services and consulting consisted of the following:

	September 30, 2025	December 31, 2024
Billings and/or cash receipts on uncompleted contracts	$1,264,658	$1,264,658
Less: Cumulative revenues recognized	(1,120,206)	(861,024)
Contract liabilities, technology systems	144,452	403,634
Contract liabilities, services and consulting	7,262,258	11,401,384
Total contract liabilities, current	$7,406,710	$11,805,018

Total contract liabilities, non-current	$6,842,103	$11,016,134

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Contract Liabilities Current

	September 30, 2025	December 31, 2024
Total contract liabilities, current	$2,540,210	$3,188,518
Total contract liabilities, current – related parties	4,866,500	8,616,500
Total contract liabilities, current	$7,406,710	$11,805,018

Contract Liabilities Non-Current

	September 30, 2025	December 31, 2024
Total contract liabilities, non-current	$5,937,978	$7,399,634
Total contract liabilities, non-current – related parties	904,125	3,616,500
Total contract liabilities, non-current	$6,842,103	$11,016,134

Current Contract liabilities at December 31, 2024 were $11,805,018; of which $259,183 for technology systems and $8,497,748 in services and consulting have been recognized as of September 30, 2025.

The Company expects to recognize all current contract liabilities within 12 months from the respective consolidated balance sheet date. In May 2024, the Company recorded an initial deferred revenue as a contract liability in the amount of $11,161,428 of which $199,008 related to a pilot program was immediately recognized as revenue (See Note 4) and another $1,370,303 was recognized in 2024. During the nine months ended September 30, 2025, the Company recognized revenue of $1,461,656 from this deferred revenue. This contract liability resulted from a five-year contract with a customer where the Company received non-monetary consideration recorded as intangible assets (See Note 5). This transaction was accounted for under ASC 606-10-32-21 through ASC-606-10-32-24, Non-Cash Consideration. The performance obligations, which include various support and maintenance services, will be recognized as revenue pro-rata over time during the five-year contract term. The current contract liabilities of $2,192,484 for just this contract as of September 30, 2025 relate to the portion of the contract value the Company expects to recognize pro-rata within the next twelve months. The non-current contract liabilities of $5,937,978 as of September 30, 2025 represent the portion of the contract value that is expected to be recognized pro-rata beyond the next twelve months. If the Digital Image License Agreement is terminated prior to the completion of the five-year term, then the customer will pay for the maintenance and support services annually in cash.

In December 2024, the Company entered into a series of contracts with Fortress which are considered related party transactions under which the Company will deploy and operate a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to Sawgrass in connection with the assets. In exchange for services performed under the Asset Management Agreement (“AMA”), the Company invoices monthly under this cost plus fee contract. The Company received an advance cash payments and common units in Sawgrass (see Note 7). Sawgrass paid the Company $5.0 million in cash upon execution of the contract, which is being applied ratably on a monthly basis against amounts incurred under the AMA for a period of 12 months in 2025. In the event that the AMA is terminated within the first 12 months, any balance remaining of the advanced funds would be credited in full to Duos.

As of September 30, 2025 the balance pertaining to this contract is $1,250,000 for services performed and relates to the portion of the contract value the Company expects to recognize pro-rata within the next three months. The Company invoiced $11,115,583 in revenue under the AMA for the nine months ended September 30, 2025 of which $3,750,000 was amortization of the contract liability related to the advance payment.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

The Company also concluded that the arrangement with Sawgrass is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of contract liabilities for services to be performed under the AMA which will be recognized over a period of two years (see Note 6). For the nine months ended September 30, 2025, the Company recognized revenue in the amount of $2,712,375 associated with the AMA services. The Company initially recorded the equity method investment in Sawgrass of $7.2 million, equal to the fair value of the common units.

The Company will fully recognize $5.0 million in revenue pertaining to the AMA during 2025.

The following tables disclose components of contract liabilities which will be recognized as revenues over a period greater than one year.

As of September 30, 2025, the balance in contract liabilities pertaining to the non-monetary (see Note 5) transaction for maintenance services agreement is as follows:

Calendar Year	Amount
2025 (remaining)	$730,827
2026	2,192,484
2027	2,192,484
2028	2,192,484
2029	822,182
Total Contract Liabilities	$8,130,461

As of September 30, 2025, the balance in contract liabilities pertaining to the value of the equity method (see Note 6) interest will be recognized as revenue as follows:

Calendar Year	Amounts
2025 (remaining)	$904,125
2026	3,616,500
Contract Liability	$4,520,625

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Quantitative:

For the Three Months Ended September 30, 2025

Segments	Technologies	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$1,700,478	$24,000	$5,152,805	$6,877,283

Major Goods and Service Lines

Turnkey Projects	$263,910	$—	$—	$263,910
Maintenance and Support	1,436,568	24,000	5,152,805	6,613,373
	$1,700,478	$24,000	$5,152,805	$6,877,283

Timing of Revenue Recognition

Goods transferred over time	$263,910	$—	$—	$263,910
Services transferred over time	1,436,568	24,000	5,152,805	6,613,373
	$1,700,478	$24,000	$5,152,805	$6,877,283

For the Three Months Ended September 30, 2024

Segments	Technologies	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$3,238,910	$—	$—	$3,238,910

Major Goods and Service Lines

Turnkey Projects	$1,686,456	$—	$—	$1,686,456
Maintenance and Support	1,552,454	—	—	1,552,454
	$3,238,910	$—	$—	$3,238,910

Timing of Revenue Recognition

Goods transferred over time	$1,686,456	$—	$—	$1,686,456
Services transferred over time	1,552,454	—	—	1,552,454
	$3,238,910	$—	$—	$3,238,910

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

For the Nine Months Ended September 30, 2025

Segments	Technologies	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$3,705,551	$32,000	$13,827,958	$17,565,509

Major Goods and Service Lines

Turnkey Projects	$369,991	$—	$—	$369,991
Maintenance and Support	3,335,560	32,000	13,827,958	17,195,518
	$3,705,551	$32,000	$13,827,958	$17,565,509

Timing of Revenue Recognition

Goods transferred over time	$369,991	$—	$—	$369,991
Services transferred over time	3,335,560	32,000	13,827,958	17,195,518
	$3,705,551	$32,000	$13,827,958	$17,565,509

For the Nine Months Ended September 30, 2024

Segments	Technologies	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$5,820,086	$—	$—	$5,820,086

Major Goods and Service Lines

Turnkey Projects	$2,221,310	$—	$—	$2,221,310
Maintenance and Support	3,598,776	—		3,598,776
	$5,820,086	$—	$—	$5,820,086

Timing of Revenue Recognition

Goods transferred over time	$2,221,310	$—	$—	$2,221,310
Services transferred over time	3,598,776	—	—	3,598,776
	$5,820,086	$—	$—	$5,820,086

Revision of Disaggregation of Revenue

For the three and nine months ended September 30, 2025 and 2024, the Company has revised the presentation of disaggregated revenue compared to the presentation included in our Form 10-Q for the quarter ended September 30, 2024. The revision was made to better align with the nature, timing, and uncertainty of revenue and cash flows arising from our contracts with customers. Comparative amounts for the prior period have been reclassified where necessary to conform to the current period presentation. These changes did not impact consolidated revenue previously reported.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

NOTE 12 – SEGMENT REPORTING

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Information with respect to these reportable business segments for the nine months ended September 30, 2025 and 2024 was as follows:

Nine Months Ended September 30, 2025

	Technologies	Data Center Hosting & Related Services	Asset Management Services	Corporate and Unallocated	Consolidated
Net revenues	$3,705,551	$32,000	$13,827,958	$—	$17,565,509

Cost of revenues (including $39,142 of depreciation)	3,091,784	49,536	9,075,172	—	12,216,492
Operating Expenses (excluding depreciation and amortization)	5,435,074	1,322,711	—	—	6,757,785
Depreciation and amortization	1,923,056	144	—	—	1,923,200
Stock Compensation	—	—	—	3,014,323	3,014,323
Income (loss) from operations	(6,744,363)	(1,340,391)	4,752,786	(3,014,323)	(6,346,291)
Interest Expense	(3,264)	(435,996)	—	—	(439,260)
Gain (Loss) on extinguishment of debt	—	(95,718)	—	—	(95,718)
Other Income	33,294	22,090	4,463	183,474	243,321
Income (loss) before provision for income taxes	(6,714,333)	(1,850,015)	4,757,249	(2,830,849)	(6,637,948)
Provision for income tax	—	—	—	—	—
Net income (loss)	$(6,714,333)	$(1,850,015)	$4,757,249	$(2,830,849)	$(6,637,948)

Nine Months Ended September 30, 2024

	Technologies	Data Center Hosting & Related Services	Asset Management Services	Corporate and Unallocated	Consolidated
Net revenues	$5,820,086	$—	$—	$—	$5,820,086

Cost of revenues	5,020,919	—	—	—	5,020,919
Operating Expenses (excluding depreciation and amortization)	6,782,685	214,684	—	—	6,997,369
Depreciation and amortization	1,472,924	41	—	—	1,472,965
Stock Compensation	—	—	—	226,575	226,575
Income (loss) from operations	(7,456,442)	(214,725)	—	(226,575)	(7,897,742)
Interest Expense	(1,595)	(116,396)	—	—	(117,991)
Change in fair value of warrant liabilities	—	—	—	245,980	245,980
Gain (Loss) on extinguishment of warrant liabilities	—	—	—	379,626	379,626
Other Income	28,801	3,183	—	—	31,984
Income (loss) before provision for income taxes	(7,429,236)	(327,938)	—	399,031	(7,358,143)
Provision for income tax	—	—	—	—	—
Net income (loss)	$(7,429,236)	$(327,938)	$—	$399,031	$(7,358,143)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

Total assets by segment on September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Technologies	$10,502,420	$11,819,377
Data Center Hosting & Related Services	12,065,715	4,131,189
Asset Management Services	9,330,833	7,530,274
Corporate and Unallocated	37,895,312	11,477,837
	$69,794,280	$34,958,677

All assets are located in the United States.

NOTE 13 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the nine months ended September 30, 2025, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the nine months ended September 30, 2025, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $242,343

NOTE 14 – RELATED PARTY TRANSACTIONS

Frank Lonegro serves on the Board of Directors and is a member of the Audit, Compensation and Corporate Governance and Nominating Committees. Mr. Lonegro is the Chief Executive Officer of Landstar System, Inc. (“Landstar”), based in Jacksonville, Florida. The Company has previously utilized Landstar for shipping services including transporting large items. Most recently, Landstar was the designated vendor involved in shipping an Edge Data Center to an Amtrak site in Secaucus, New Jersey. Mr. Lonegro was not involved in the selection of his company by the Company, with which there was an existing relationship pre-dating Mr. Lonegro’s appointment to the Board of the Company. Mr. Lonegro did not participate in any Board discussions or votes relating to the selection of Landstar nor approval of the transactions with Landstar. The terms of these transactions were reviewed and approved by the management team. For the nine months ended September 30, 2025 and September 30, 2024, the Company expensed $16,962 and $48,257, respectively, on transactions relating to Landstar. As of September 30, 2025 and December 31, 2024, the amounts owed were zero and $21,674, respectively, and are included in accounts payable in the accompanying balance sheets.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

In late 2024, Duos engaged with FIG to assist in FIG’s purchase of approximately 850 megawatts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation (“balance of plant”). In late November 2024, Sawgrass Buyer LLC, an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, “APR”). Chuck Ferry, our CEO, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024. At Closing, Sawgrass Buyer LLC entered into an Asset Management Agreement (“AMA”) with the Company under which a substantial portion of Company staff, including certain members of the management team (including Mr. Ferry), would oversee operations of Sawgrass Buyer LLC. The AMA term is two years and subject to customary cancellation provisions. At closing, the Company also received a 5% non-voting equity ownership interest in Sawgrass APR Holdings, LLC (“Sawgrass Parent”), the ultimate parent company of Sawgrass Buyer LLC. As part of the transaction, certain members of the Company’s management team, including Charles Ferry, Duos’ Chief Executive Officer, Christopher King, Duos Chief Operating Officer (through his resignation in September 2025), serves in a similar position with New APR in addition to their role at the Company. Mr. Ferry is also Executive Chairman and a member of the Board of New APR. Mr. Goldfarb, the Company’s CFO, is an observer on the board of New APR but has have no executive role or management responsibilities at the new entity. The Company continues to pay the full compensation for Mr. Ferry, Mr. King through September 2025 and one other employee, with New APR covering 50% of that cost.

As a result of the relationships between Duos Energy Corporation and the FIG related entities described above, Sawgrass Parent and New APR are considered related parties to the Company. (See Notes 3, 5, 7 and 11 for related party balances).

In 2024, the Company borrowed $2,200,000 from two lenders that are related parties because together they hold more than 10% of the Company’s voting common stock. (See Note 8). In the nine months ended September 30, 2025, the Company repaid the loan including interest in the amount of $2,388,356.

NOTE 15 – SALE OF ASSETS

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

The assets of the iCAS business were sold for a convertible promissory note with a principal amount of $165,000 with a 10% original issue discount as well as common stock purchase warrants. The note originally matured in 2 years from the date of sale and is convertible immediately through the later of the maturity date or payment by the borrower of the default amount, as defined in the note, into shares of the buyer’s common stock at a conversion price of $0.003 or 55,000,000 shares. The conversion of the note carries restrictions which include limiting conversion to the extent it would not exceed 4.99% of the common stock outstanding of the buyer. The convertible promissory note is subject to standard anti-dilution provisions. In July 2025, the Company and the borrower agreed a further 2-year extension of the note at the same terms and conditions. The iCAS note receivable was fully reserved in accordance with management’s assessment.

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

The original issue discount was accrued into interest income over the term of the note.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2025 (Unaudited)

The note receivable was recorded as follows on September 30, 2025:

September 30, 2025
Convertible note receivable	$165,000
Less allowance on note receivable	(165,000)
Convertible note receivable, net	$—

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to the balance sheet date and through November 12, 2025, employees and non-employees exercised stock options to acquire a total of 93,672 shares of the Company’s common stock, generating total net proceeds of approximately $671,447.

On October 23, 2025, employees exercised 200 shares, and former employees exercised 25,172 shares.

On October 24, 2025, employees exercised 34,652 shares, and former employees exercised 2,500 shares.

On October 27, 2025, employees exercised 25,148 shares, and former employees exercised 5,000 shares.

On October 29, 2025, non-employees exercised 1,000 shares.

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

Plan of Operation

The Company’s growth strategy includes expansion of its technology base through organic development efforts, strategic partnerships, and targeted acquisitions where appropriate. The Company provides a broad range of technology solutions with a primary emphasis on the Vision Technology market sector, specifically within the Machine Vision subsector. Machine Vision companies provide imaging-based automatic inspection and analysis for process control, with the potential for expansion into additional industries. The Company is currently expanding into the fast-growing data center and power generation markets with a focus on providing Edge Data Centers into key tier three and tier four markets where there is a large potential market for EDCs that are capable of providing support for data processing without the expense and delays of building more traditional facilities.

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

In 2024, the Company made a strategic decision to leverage its core expertise in high-speed data processing and AI-driven analysis to expand into additional markets. This resulted in the formation of two new subsidiaries:

1.	Duos Edge AI Inc. (“Duos Edge”) – Specializing in high-speed data processing through Edge Data Centers, Duos Edge is focused on serving underserved Tier 3 and Tier 4 markets, providing critical infrastructure for education, healthcare, and enterprise computing needs. The Edge Data Centers support applications requiring real-time response, reducing reliance on centralized cloud-based processing and improving efficiency.

2.	Duos Energy Corporation (“Duos Energy”) – Established to meet the growing demand for power generation outside of traditional utility grids, Duos Energy provides consulting, asset management, and operational expertise for rapid deployment power generation. Duos Energy has engaged in agreements with Fortress Investment Group (“FIG”) to support power generation solutions, particularly for data centers and AI-driven applications, managing approximately 850 MW of generating capacity.

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

Prospects and Outlook

The Company is focused on improving operational and technical execution, which, in turn, will enable commercial expansion and new technology offerings. The primary objectives for 2025 and beyond include:

•	Integration of Edge Data Centers: The Company is actively deploying Edge Data Centers to enable faster, localized data processing, particularly in rural and underserved markets. The first site is operational as of September 30, 2025 and an additional 14 are expected to become operational in the fourth quarter of 2025. These initial Edge Data Centers are providing scalable solutions for enterprise and government clients.

•	Expansion into power generation and energy solutions: The newly formed Duos Energy subsidiary is positioned to capitalize on the increasing demand for behind-the-meter (BTM) energy solutions. The Company’s AMA with New APR, valued at approximately $42 million over two years, along with its 5% non-voting equity interest in the ultimate parent of New APR, establishes a strong foundation for further market penetration in the fast power sector. This business expansion in conjunction with the revenue generated under the AMA is expected to provide a significant portion of the Company’s revenues in 2025.

•	Expansion of the RIP business model: The Company is shifting to a modular and subscription-based approach, allowing customers to select specific Acquisition Modules suited to their operational needs. This transition provides flexible pricing structures, improves scalability, and enhances recurring revenue streams through “RIP-as-a-Service.”

•	Deployment of AI-powered self-diagnostics: Enhancing RIP systems with AI-driven self-diagnostics enables real-time monitoring, improved system uptime, and predictive maintenance capabilities, reducing operational disruptions for customers.

•	Enhancements in artificial intelligence and automation: The Company continues to refine its proprietary AI solutions, including computer vision, deep learning, and predictive analytics, to improve inspection accuracy and operational efficiency across all product offerings.

•	Expansion into new vehicle inspection markets: While the Company remains committed to its core rail technology solutions, it continues to explore applications for scanning and inspecting other vehicle types, including trucks, buses, and aircraft. These markets offer potential growth opportunities through partnerships with logistics providers, government agencies, and commercial transport operators.

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

Comparison for the Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended September 30,
	2025	2024

Revenues	$6,877,283	$3,238,910
Cost of revenues	4,360,881	2,319,811
Gross margin	2,516,402	919,099
Operating expenses	3,632,382	2,839,379
Loss from operations	(1,115,980)	(1,920,280)
Other income (expense)	75,726	518,617
Net loss	$(1,040,254)	$(1,401,663)

Revenues

	For the Three Months Ended September 30,
	2025	2024	% Change
Revenues:
Technology systems	$263,910	$1,686,456	-84%
Services and consulting	6,589,373	1,552,454	324%
Hosting	24,000	—	100%
Total revenues	$6,877,283	$3,238,910	112%

The decrease in technology systems revenues from $1,686,456 to $263,910 for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, is primarily attributed to delays outside of the Company’s control with deployment of our two high-speed Railcar Inspection Portals, which are recorded in the technology systems portion of our business. Although these systems remain largely ready for deployment, customer delays at the deployment site continue to prevent installation even though these two high-speed Railcar Inspection Portals were deep into their production and manufacturing phases, which did not allow us to record the next phase of recognition. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation later this year. The Company is anticipating potential further delays related to this project in light of reviews currently being conducted by the Federal Government. Additionally, the Company continues to see opportunities for expansion of its programs with existing customers. In spite of the timing delays that continue to impact the quarterly results, management remains confident in the long-term potential of the RIP product.

The significant increase in services and consulting revenue for the quarter ended September 30, 2025, was primarily driven by Duos Energy executing on the Asset Management Agreement ("AMA") with New APR that was established on December 31, 2024. Under the AMA, Duos Energy oversees the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, providing management, sales, and operational support services to New APR. As a result, the Company generated $4,248,680 in revenue from the AMA during the third quarter of 2025. In addition, the Company recognized $904,125 in revenue from amortized deferred revenue liability associated with its 5% non-voting equity interest in the ultimate parent of New APR. Revenue from the AMA and the 5% interest is reported under “Services and consulting – related parties” on the statements of operations. The remaining balance of $1,436,568 for services and consulting related to our legacy technology systems business is consistent with the 2024 comparable period.

The Company is now recording its first revenues from the deployment of Edge Data Centers and identified as “Hosting”. The $24,000 of revenues recorded in the third quarter, 2025 represent those received from the first data center which became “live” in the second quarter. The Company is investing capital in building out a network of these data centers all of which will begin generating revenue following deployment with the “anchor” tenant.

The Company expects services revenue from both its power, hosting and related data center services to grow throughout 2025 and further into 2026. Growth drivers include the anticipated deployment of additional power plants under the AMA, the expansion of edge data centers coming online, and the addition of other revenues related to the growth within the data center space.

Cost of Revenues

	For the Three Months Ended September 30,
	2025	2024	% Change
Cost of revenues:
Technology systems	$340,926	$947,563	-64%
Services and consulting	3,985,762	1,372,248	190%
Hosting	34,193	—	100%
Total cost of revenues	$4,360,881	$2,319,811	88%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems, support and maintenance of existing systems, software projects, and support of the AMA with New APR.

During the nine months ended September 30, 2025, the cost of revenues on technology systems decreased compared to the equivalent period in 2024; however, the decrease was less significant than the corresponding drop in revenue due to fixed cost components that do not vary with revenue. This reduction primarily reflects our ability to reallocate certain fixed operating and servicing costs for technology systems to support the AMA, an allocation we could not make in the comparative period because the agreement was not yet in effect. It also reflects the ramp-down of manufacturing ahead of field installation of our two high-speed Railcar Inspection Portals, which has continued to temporarily slow project activity and further reduce cost of revenues while we await customer readiness for site deployment.

Cost of revenues on services and consulting significantly increased in the three months ended September 30, 2025 compared to the prior year period. This rise in costs is primarily due to supporting the AMA with New APR, where Duos Energy oversees the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, providing management, sales, and operational support services to New APR.

Gross Margin

	For the Three Months Ended September 30,
	2025	2024	% Change

Revenues	$6,877,283	$3,238,910	112%
Cost of revenues	4,360,881	2,319,811	88%
Gross margin	$2,516,402	$919,099	174%

Gross margin improved in the third quarter of 2025 compared to the same period in 2024, primarily due to Duos Energy’s execution of the AMA with New APR. This includes $904,125 in revenue recognized during the three months ended September 30, 2025, related to the Company’s 5% non-voting equity interest in the ultimate parent of New APR, which carried no associated costs and therefore contributed at a 100% margin. These revenues and the associated margin contribution were not present in the prior year period. Additionally, when comparing results between periods, the stage of completion for manufacturing and installation activities within our technology business may vary and should be considered in the analysis.

Operating Expenses

	For the Three Months Ended September 30,
	2025	2024	% Change
Operating expenses:
Sales and marketing	$253,779	$471,411	-46%
Research and development	115,080	396,610	-71%
General and administration	3,263,523	1,971,358	66%
Total operating expenses	$3,632,382	$2,839,379	28%

During the three months ended September 30, 2025, the Company experienced an increase in overall operating expenses compared to the same period in 2024. Sales and marketing costs declined as resources were allocated to costs of service and consulting revenues in support of the AMA with New APR. Additionally, research and development expenses fell by 71% owing to scaled-back testing of prospective technologies. General and administration costs increased 66%, largely due to non-cash stock-based compensation charged for restricted stock granted to the executive team on January 1, 2025, under new employment agreements with a three-year cliff vesting schedule. Additionally, there were general and administration costs that were allocated to cost of service and consulting revenues in support of the AMA with New APR. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers.

Loss from Operations

The loss from operations for the three months ended September 30, 2025 and 2024 was $1,115,980 and $1,920,280, respectively. The decrease in loss from operations was primarily the result of increased revenues during the quarter, driven by revenue generated by Duos Energy through the AMA with New APR, offset slightly by non-cash stock-based compensation charged for restricted stock that was not in the comparative period.

Other Income/Expense

Other income for the three months ended September 30, 2025 was $75,726 and $518,617 for the comparative period in 2024. Other income in 2025 was primarily driven by higher interest income resulting from a significantly larger cash balance compared to the prior period, , partially offset by a loss on extinguishment of debt. In 2024 the other income was primarily due to a gain from the fair value adjustment of the warrant liability and gain on extinguishment of warrant liabilities resulting from the exercise of warrants. Interest expense for the three months ended September 30, 2025 was $29,334 and $116,396 for the comparative period in 2024. The decrease in interest expense is primarily due to the early repayment of the $2.2 million note and the associated monthly interest expense in 2025.

Net Loss

The net loss for the three months ended September 30, 2025 and 2024 was $1,040,254 and $1,401,663, respectively. The 26% decrease in net loss was mostly attributed to increase in revenues generated by Duos Energy through the AMA with New APR as described above, offset by the non-cash stock-based compensation charged for restricted stock that was not in the comparative period. Net loss per common share was $0.06 and $0.18 for the three months ended September 30, 2025 and 2024, respectively.

Comparison for the Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Nine Months Ended September 30,
	2025	2024

Revenues	$17,565,509	$5,820,086
Cost of revenues	12,216,492	5,020,919
Gross margin	5,349,017	799,167
Operating expenses	11,695,308	8,696,909
Loss from operations	(6,346,291)	(7,897,742)
Other income (expense)	(291,657)	539,599
Net loss	$(6,637,948)	$(7,358,143)

Revenues

	For the Nine Months Ended September 30,
	2025	2024	% Change
Revenues:
Technology systems	$369,991	$2,221,310	-83%
Services and consulting	17,163,518	3,598,776	377%
Hosting	32,000	—	100%
Total revenues	$17,565,509	$5,820,086	202%

The decreases in technology systems revenues from $2,221,310 to $369,991 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, is primarily attributed to delays outside of the Company’s control with deployment of our two high-speed Railcar Inspection Portals, which are recorded in the technology systems portion of our business. Although these systems remain largely ready for deployment, customer delays at the deployment site continue to prevent installation even though these two high-speed Railcar Inspection Portals were deep into their production and manufacturing phases, which did not allow us to record the next phase of recognition. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation later this year. The Company is anticipating potential further delays related to this project in light of reviews currently being conducted by the Federal Government. Additionally, the Company continues to see opportunities for expansion of its programs with existing customers. In spite of the timing delays that continue to impact the quarterly results, management remains confident in the long-term potential of the RIP product.

The significant increase in services revenue for the nine months ended September 30, 2025, was primarily driven by Duos Energy beginning to execute on the AMA with New APR that was established on December 31, 2024. Under the AMA, Duos Energy oversees the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, providing management, sales, and operational support services to New APR. As a result, the Company generated $11,115,583 in revenue from the AMA during the first nine months of 2025. In addition, the Company recognized $2,712,375 in revenue from amortized deferred revenue liability associated with its 5% non-voting equity interest in the ultimate parent of New APR. Revenue from the AMA and the 5% interest is reported under “Services and consulting – related parties” on the statements of operations. Services revenue from the rail business also grew modestly during the nine months, supported by increases in service pricing across existing customer contracts. The remaining balance of $3,335,560 for services and consulting related to our legacy technology systems business is consistent with the 2024 comparable period.

The Company is now recording its first revenues from the deployment of Edge Data Centers and identified as “Hosting”. The $32,000 of revenues recorded in the third quarter, 2025 represent those received from the first data center which became “live” in the second quarter. The Company is investing capital in building out a network of these data centers all of which will begin generating revenue following deployment with the “anchor” tenant.

The Company expects services revenue from both its power, hosting and related data center services to grow throughout 2025 and further into 2026. Growth drivers include the anticipated deployment of additional power plants under the AMA, the expansion of edge data centers coming online, and the addition of other revenues related to the growth within the data center space.

Cost of Revenues

	For the Nine Months Ended September 30,
	2025	2024	% Change
Cost of revenues:
Technology systems	$921,405	$2,311,912	-60%
Services and consulting	11,245,551	2,709,007	315%
Hosting	49,536	—	100%
Total cost of revenues	$12,216,492	$5,020,919	143%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems, support and maintenance of existing systems, software projects, and support of the asset management agreement with New APR.

During the nine months ended September 30, 2025, the cost of revenues on technology systems decreased compared to the equivalent period in 2024; however, the decrease was less significant than the corresponding drop in revenue due to fixed cost components that do not vary with revenue. This reduction primarily reflects our ability to reallocate certain fixed operating and servicing costs for technology systems to support the AMA, an allocation we could not make in the comparative period because the agreement was not yet in effect. It also reflects the ramp-down of manufacturing ahead of field installation of our two high-speed Railcar Inspection Portals, which has continued to temporarily slow project activity and further reduced cost of revenues while we await customer readiness for site deployment.

Cost of revenues on services and consulting significantly increased in the nine months ended September 30, 2025 compared to the prior year period. This rise in costs is primarily due to supporting the AMA with New APR, where Duos Energy oversees the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, providing management, sales, and operational support services to New APR.

Gross Margin

	For the Nine Months Ended September 30,
	2025	2024	% Change

Revenues	$17,565,509	$5,820,086	202%
Cost of revenues	12,216,492	5,020,919	143%
Gross margin	$5,349,017	$799,167	569%

Gross margin improved in the first nine months of 2025 compared to the same period in 2024, primarily due to Duos Energy beginning execution of the AMA with New APR. This includes $2,712,375 in revenue recognized during the nine months ended September 30, 2025, related to the Company’s 5% non-voting equity interest in the ultimate parent of New APR, which carried no associated costs and therefore contributed at a 100% margin. These revenues and the associated margin contribution were not present in the prior year period. Additionally, when comparing results between periods, the stage of completion for manufacturing and installation activities within our technology business may vary and should be considered in the analysis.

Operating Expenses

	For the Nine Months Ended September 30,
	2025	2024	% Change
Operating expenses:
Sales and marketing	$966,394	$1,737,353	-44%
Research and development	846,850	1,168,752	-28%
General and administration	9,882,064	5,790,804	71%
Total operating expenses	$11,695,308	$8,696,909	34%

During the nine months ended September 30, 2025, the Company experienced an increase in overall operating expenses compared to the same period in 2024. Sales and marketing costs declined as resources were allocated to costs of service and consulting revenues in support of the AMA with New APR. Additionally, research and development expenses fell by 28% owing to scaled-back testing of prospective technologies. General and administration costs increased 71%, largely due to non-cash stock-based compensation charged for restricted stock granted to the executive team on January 1, 2025, under new employment agreements with a three-year cliff vesting schedule and the payment of cash bonuses in the 2025 period related to the closure of the APR transaction and the associated AMA and 5% ownership grant compared to the prior year. Additionally, there were general and administration costs that were allocated to cost of service and consulting revenues in support of the AMA with New APR. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers.

Loss from Operations

The loss from operations for the nine months ended September 30, 2025 and 2024 was $6,346,291 and $7,897,742, respectively. The decrease in loss from operations was primarily the result of increased revenues during the nine months, driven by revenue generated by Duos Energy through the AMA with New APR.

Other Income/Expense

Other income (expense) for the nine months ended September 30, 2025 was ($291,657) and $539,599 for the comparative period in 2024. Other income in 2025 was primarily driven by higher interest income resulting from a significantly larger cash balance compared to the prior period, offset by a loss on extinguishment of debt and higher interest expense, as discussed below. In 2024 the other income was primarily due to a gain from the fair value adjustment of the warrant liability and gain on extinguishment of warrant liabilities resulting from the exercise of warrants. Interest expense for the nine months ended September 30, 2025 was $439,260 and $117,991 for the comparative period in 2024. The increase in interest expense is primarily due to the amortization of the debt discount on the $2.2 million note and the associated monthly interest expense in 2025; This note was only recently entered into during the comparative prior period, resulting in lower interest expense for that timeframe.

Net Loss

The net loss for the nine months ended September 30, 2025 and 2024 was $6,637,948 and $7,358,143, respectively. The 10% decrease in net loss was mostly attributed to the increase in revenues generated by Duos Energy through the AMA with New APR as described above. Net loss per common share was $0.49 and $0.98 for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of September 30, 2025, the Company has a working capital surplus of $27,574,533 and the Company had a net loss of $6,637,948 for the nine months ended September 30, 2025.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(11,031,943)	$(6,200,147)
Net cash used in investing activities	(7,873,079)	(1,555,544)
Net cash provided by financing activities	45,840,224	5,959,962
Net increase (decrease) in cash	$26,935,202	$(1,795,729)

Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 was $11,031,943 and $ 6,200,147, respectively. The increase in net cash used in 2025 was driven primarily by the decrease in contract liabilities and increase in accounts receivable offset by elevated non-cash add-backs for depreciation, amortization, and stock-based compensation. The significant build-up in accounts receivable occurred as project and service billings outpaced collections coupled with a draw-down of contract liabilities as we execute on the AMA.

Net cash used in investing activities was $7,873,079 and $1,555,544 for the nine months ended September 30, 2025 and 2024, respectively. The increase in 2025 reflects continued investment in capitalized construction-in-progress costs associated with the edge data centers currently owned by the Company that are being deployed in 2025.

Net cash provided by financing activities for the nine months ended September 30, 2025 and 2024 was $45,840,224 and $5,959,962, respectively. Cash flows provided by financing activities during the first nine months of 2025 were primarily attributable to gross proceeds of $8,927,347 from our At-The-Market (ATM) offering program and a public offering of common stock for gross proceeds of approximately $45 million, offset partially by $2,200,000 in repayments toward the principal balance of the secured promissory notes entered into with 21 April Fund LP and 21 April Fund Ltd. Cash flows provided by financing activities during the first nine months of 2024 were primarily attributable to gross proceeds of approximately $2,995,002 from issuances of Series D and Series E Convertible Preferred Stock, along with a combined total of $1,096,532 in proceeds from the issuance of common stock via warrant exercises of $899,521 and our At-The-Market (ATM) offering program for proceeds of $197,011.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $6,637,948 for the nine months ended September 30, 2025. During the same period, cash used in operating activities was $11,031,943. The working capital surplus and accumulated deficit as of September 30, 2025, were $27,574,533 and $81,005,957, respectively.

The Company was successful during 2023 in raising gross proceeds of over $11,500,000 from the sale of Series E and F Convertible Preferred Stock. Additionally, in the first and second quarters of 2024, the Company raised gross proceeds of $2,995,002 from the issuance of a combination of Series D and E Convertible Preferred Stock (See Note 9). The Company successfully raised approximately $3,544,689 in gross proceeds through its At-The-Market (ATM) offering program in 2024 and secured an additional $3,954,940 in gross proceeds during the first two months of 2025. Furthermore, in the second quarter of 2025, the Company raised $1,835,874 in gross proceeds through its ATM offering program, followed by an additional $3,136,533 in July 2025. On July 30, 2025, the Company priced a public offering of its common stock for net proceeds of approximately $37.1 million. The offering closed on August 1, 2025, and was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplements filed with the SEC. On September 2, 2025, the Underwriter exercised the Over-Allotment Option in full to purchase 838,851 shares of Common Stock, generating additional net proceeds of approximately $4.7 million. The Over-Allotment Option closed on September 2, 2025. The capital raised is expected to bolster the Company’s balance sheet and position it to pursue strategic initiatives related to Duos Edge AI, from a stronger financial foundation. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

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

Management believes that, at this time, the conditions in our traditional market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported could put a strain on our cash reserves. However, given the Company’s current capital, the anticipated steady cash flow from the AMA and the ability to raise capital via the public markets indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We expect to continue executing the plan to grow our business and achieve profitability as previously discussed. The Company may selectively look at opportunities for fundraising in the future including potential debt offerings to support asset acquisitions. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

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

Non-GAAP Financial Measures

The Company has taken the decision to included some non-GAAP Financial Measures in its reporting beginning with this report. The discussion and analysis includes both financial measures in accordance with Generally, Accepted Accounting Principles, or GAAP, as well as selective non-GAAP financial measures such as Earnings Before Interest, Taxes and Depreciation/Amortization (“EBITDA” and “Adjusted EBITDA”). Generally, a non-GAAP measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to and should not be considered as alternatives to net income (loss), operating income (loss), and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of Adjusted Gross Income (“AGI”) nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Our management uses and relies on EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, which are non-GAAP financial measures. We believe that management, analysts and shareholders benefit from referring to the following non-GAAP financial measures to evaluate and assess our core operating results from period-to-period after removing the impact of items that affect comparability. Our management recognizes that non-GAAP financial measures have inherent limitations because of the excluded items described below. We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measures calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable rules of the Securities and Exchange Commission.

EBITDA and Adjusted EBITDA

The Company defines Adjusted EBITDA as EBITDA excluding: stock-based compensation. The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA and of net loss margin to Adjusted EBITDA Margin.

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net Loss	$(1,040,254)	$(1,401,663)	$(6,637,948)	$(7,358,143)
Interest Expense, net	29,334	116,396	439,260	117,991
Depreciation & Amortization	532,641	694,852	1,962,342	1,472,965
Taxes	—	—	—	—
EBITDA	(478,278)	(590,415)	(4,236,345)	(5,767,187)
Stock-Based Compensation	969,376	39,710	3,103,309	281,405
Adjusted EBITDA	$491,098	$(550,705)	$(1,133,036)	$(5,485,782)
Net loss margin	-15%	-43%	-38%	-126%
Adjusted EBITDA margin	7%	-17%	-6%	-94%

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

On December 31, 2024, the Company entered into an Asset Management Agreement (the “AMA”), with New APR, an entity formed by affiliates of Fortress Investment Group (“FIG”). Under the AMA, Duos Energy manages the deployment and operations of a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to New APR in connection with the assets. In exchange for services to be performed under the AMA, the Company received an initial cash payment and common units in Sawgrass Parent. While the Company has board representation in Sawgrass Parent, its common units are non-voting and the Company does not control the board of directors of Sawgrass Parent.

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

Due to the unavailability of Q3-2025 financials from Sawgrass Parent, our equity method investee, the Company has applied a one-quarter lag (in accordance with ASC 323-10-35-6) in reporting and recording the value of its 5% minority investment. The Company records its 5% interest using the Equity Method as we have significant influence. ASC 323-10-35-4 requires an entity to recognize its share of earnings or loss of an equity method investee which adjusts the carrying amount of the investment and is reflected as earnings or loss in income. Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Sawgrass APR Holding LLC (the “Agreement”), Net Profit and Net Loss for any Fiscal Year is allocated among the members in such a manner that, as of the end of such fiscal year, the Capital Account Balance of each Member, as increased by the Member’s share of “minimum gain” and “partner minimum gain” (as such terms are used in Treasury Regulations Section 1.704-2), to the extent possible, to be equal to the amount which would have been distributed to such Member pursuant to a Hypothetical Liquidation, as defined in the Agreement, as of the end of the last day of such fiscal year. Under the Hypothetical Liquidation, the assets of Sawgrass Parent are disposed of in a taxable disposition for the book value of such assets and the remaining amounts, after repayment of outstanding obligations are distributed to the members pursuant to the Agreement. Per the Agreement, the Company is entitled to pro-rata distributions only after Preferred Holders have received their Total Contributed Capital and subsequent distributions to Preferred and Incentive Unit Holders have reached the Multiple on Invested Capital (MOIC) Threshold of 1.5 times the initial contributions. Therefore, it is likely that early periods will not generate sufficient earnings to provide the Company with a return in the form of a claim on net assets. Based on the terms of the Agreement our specified allocation of earnings and losses of 5% differs from the allocation of cash from operations and liquidation. Therefore, we will apply the guidance in ASC 970-323-35-17 by analogy, which states, if the specified allocation for earnings differs from the allocation of cash from operations and on liquidation, the investor should not use the specified earnings or loss percentages to determine its share of the investee’s earnings. Rather, the investor should analyze the investment agreement to determine how the increase or decrease in the investee’s net assets during the reporting period would affect the cash that the investor would receive over the investee’s life and on its liquidation.

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

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized during the year ended December 31, 2024 or the nine months ended September 30, 2025.

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

There is no indication of impairment at September 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Senior VP of Accounting, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based upon such evaluation, our Chief Executive Officer, Chief Financial Officer and Senior VP of Accounting have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Senior VP of Accounting, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Plans

During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

At-The-Market Offering

On August 13, 2025, the Company provided notice of the termination, effective immediately, of the At-The-Market Issuance Sales Agreement, dated May 17, 2024, as amended by the First Amendment to At-The-Market Issuance Sales Agreement, dated April 14, 2025, and as further amended by the Second Amendment to At-The-Market Issuance Sales Agreement, dated May 27, 2025, between Ascendiant Capital Markets, LLC (“Ascendiant”) and the Company (the “Sales Agreement”).  As previously reported, pursuant to the terms of the Sales Agreement, the Company could sell shares of common stock having an aggregate sales proceeds of up to $18,000,000 through Ascendiant.  During the year ended December 31, 2024 and the nine months ended September 30, 2025, the Company sold shares of common stock having aggregate gross proceeds of $3,544,689 and $8,927,347, respectively.  July 15, 2025 was the last day of sales under the Sales Agreement. The Company generated total gross proceeds of $12,472,036 under the Sales Agreement. The Company will not make any further sales under the Sales Agreement.  The Company is not subject to any termination penalties related to the termination of the Sales Agreement.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Underwriter Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2025)
10.1	Employment Agreement, made and entered into as of September 15, 2025, between Duos Technologies Group, Inc. and Frank D. Recker (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2025)
10.2	Equity Award Agreement, made and entered into as of January 1, 2025, between Duos Technologies Group, Inc. and Frank D. Recker (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2025)
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: November 13, 2025	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: November 13, 2025	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Chief Financial Officer

