Form 10-K
period 2025-12-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2026-03-31
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on June 30, 2025, was $51,114,564. As of March 27, 2026, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 29,542,860.

Documents Incorporated by Reference: Portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 28, 2026 are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

 DUOS TECHNOLOGIES GROUP, INC.

2025 FORM 10-K ANNUAL REPORT

TO BE UPDATED BY EDGAR

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

ii

 PART I

Item 1. Business.

Our Corporate History

Information Systems Associates, Inc. (“ISA”) was incorporated in Florida on May 31, 1994. Our original business operations consisted of consulting services for asset management of large corporate data centers and the development and licensing of information technology (“IT”) asset management software. In late 2014, ISA entered negotiations with Duos Technologies, Inc. (“duostech™”) for the purposes of executing a merger between the two organizations (also known as a “reverse triangular merger”). Incorporated under the laws of Florida on November 30, 1990, duostech™ operated in various industry segments, specializing in the design, development and deployment of proprietary technology applications and turn-key engineered systems. This transaction was completed on April 1, 2015, whereby duostech™ became a wholly owned subsidiary of ISA. After the merger was completed, ISA changed its corporate name to Duos Technologies Group, Inc. (“Duos” or “the Company”). During 2024, the Company began a major expansion into new markets, leveraging the developments previously undertaken and the experience of its management team. Still headquartered in Jacksonville, Florida, Duos now manages three, wholly owned subsidiaries, duostech®, Duos Edge AI Inc., (“Duos Edge”) and Duos Energy Corporation (“Duos Energy”). In its current operations it now employs approximately 84 people in management, operations, engineering, software development, customer support and project implementation and management across three major market segments including rail technology deployment, Data Center co-location facilities and behind the meter electrical power provision. Duos also continues to operate as a technology company which designs, develops, deploys and operates intelligent technology solutions with a focus on software applications and artificial intelligence (“AI”) in addition to large project, consulting, implementation and asset management. Duos Edge AI includes our Technology Solutions business unit, which delivers manufacturer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments. The Company continues to maintain its portfolio of intelligent technology and analytics solutions with Duos Technologies, Inc., while expanding into digital infrastructure and distributed compute markets. The Company’s headquarters are located at 7660 Centurion Parkway, Suite 100, Jacksonville, Florida 32256 and main telephone number is (904) 296-2807.

Overview

Headquartered in Jacksonville, Florida, the Company operates through several wholly owned subsidiaries, including Duos Edge AI, Inc., Duos Technologies, Inc., and Duos Energy Corporation, The Company delivers AI-driven technologies, edge computing infrastructure, and energy consulting services to support data-intensive and mission-critical operations. Duos is strategically focused on scaling its edge data center platform through Duos Edge AI. Together, these platforms position the Company to address growing demand for distributed digital infrastructure, while continuing to support legacy machine vision applications and provide energy-related services.

Evolution of the Company’s Strategy

Over the past several years, the Company has evolved from a technology developer and provider, primarily focused on automated inspection and analytics solutions, toward a broader digital infrastructure platform centered on edge computing and distributed data center deployments. While our legacy solutions demonstrated the value of localized computing power, real-time data processing, and AI-enabled analytics in mission-critical environments, market dynamics and customer demand increasingly favor infrastructure-centric solutions that bring compute and connectivity closer to the point of use. This evolution has guided our strategic expansion into modular Edge Data Centers and infrastructure solutions and services.

Continued Support of Existing Solutions

The Company continues to support and operate its existing technology platforms and customer deployments. We believe our prior experience in deploying edge compute systems, operating in regulated environments, and managing complex installations provides a strong foundation for our digital infrastructure initiatives.

Expansion Into Digital Infrastructure and Edge Data Centers

During fiscal 2024, the Company significantly expanded its focus on deploying modular EDCs and building a repeatable platform to support distributed compute workloads across education, healthcare, service provider, enterprise, and public sector customers. These deployments are designed to generate both initial deployment revenue and long-term recurring revenue streams tied to infrastructure utilization and services.

Infrastructure Solutions and Value-Added Services

In addition to owning and deploying infrastructure, the Company recently launched Duos Technologies Solutions, an infrastructure solutions line of business as a complementary business unit to Duos Edge AI that provides manufacturer-agnostic sourcing, logistics coordination, and fulfillment services. This expansion leverages internal expertise while addressing customer demand for supply chain resilience, reduced lead times, and execution certainty in a constrained AI digital infrastructure market.

Capital Discipline and Execution Focus

Management believes this strategy enables a capital-efficient growth model that balances infrastructure ownership with services-based revenue, supports disciplined deployment pacing, and mitigates risks associated with large, centralized data center development. The Company intends to continue refining this model as market conditions and customer demand evolve. This integrated model is intended to support both the Company’s owned and operated infrastructure footprint as well as third-party customer deployments.

Strategic Focus: Digital Infrastructure and Edge Data Centers

The Company is focused on expanding a distributed digital infrastructure platform designed to support:

•	AI and machine learning workloads
•	Edge and latency-sensitive applications
•	Carrier-neutral connectivity
•	Regional and underserved market deployments
•	Enterprise and public-sector digital modernization initiatives

Through Duos Edge AI, the Company’s flagship subsidiary expected to generate most if not all of the anticipated growth going forward, the Company develops modular, rapidly deployable Edge Data Centers intended to bring enterprise-grade computing capacity closer to end users. These facilities are designed to support localized processing, improved network performance, and scalable capacity without the capital intensity typically associated with traditional hyperscale development.

The Company’s strategy includes:

•	Deploying EDCs in Tier 2–4 and underserved markets
•	Supporting education, healthcare, service providers, and enterprise customers
•	Enabling AI inference and distributed compute use cases
•	Building a repeatable, capital-efficient deployment model
•	Expanding recurring revenue opportunities through colocation and infrastructure services

While in the short term, the Company continues to maintain certain legacy technology solutions, these offerings are no longer the primary strategic growth driver and the Company has no further plans to invest in these legacy technologies.

Infrastructure Solutions and “White-Glove” Supply Chain Services

Complementing its EDC platform, the Company has expanded into data center infrastructure solutions through its Duos Technologies Solutions business unit. This business provides:

•	Manufacturer-agnostic sourcing of power, connectivity, thermal, and IT infrastructure
•	Project-based procurement and logistics coordination
•	Vendor management and quality assurance
•	Streamlined fulfillment for multi-site rollouts
•	Deployment support for both internal and third-party infrastructure projects

The Company’s services are intended to function as a “white-glove” extension of customer procurement and deployment teams, helping reduce lead times, mitigate supply chain risk, and improve execution speed across complex infrastructure programs.

These capabilities position the Company to support:

•	Hyperscaler and AI ecosystem participants
•	Colocation operators
•	Telecommunications and fiber providers
•	Enterprise and industrial customers
•	Public sector and education networks

By combining localized edge infrastructure with value-added sourcing and fulfillment, the Company seeks to participate in multiple layers of the digital infrastructure value chain.

Technology and Intellectual Property

The Company has developed proprietary technologies and holds patents and other intellectual property related to modular infrastructure design, edge computing deployment methodologies, and intelligent data processing. The Company also utilizes commercially available hardware and third-party components integrated into its engineered solutions.

The Company protects its intellectual property through a combination of:

•	Patents and trademarks
•	Confidentiality and assignment agreements
•	Vendor and partner contractual protections

Rapid technological change, evolving customer requirements, and competitive innovation may affect the Company’s ability to maintain or extend its technological differentiation. The Company vigorously defends its intellectual property where it believes infringements have occurred.

Legacy Intelligent Technology Solutions

Historically, the Company designed, developed, and deployed intelligent inspection and analytics solutions utilizing machine vision and artificial intelligence for transportation and logistics applications. These capabilities contributed to the Company’s software, AI, and systems integration expertise. One of the developments this produced was the Edge Data Center, used for processing large amounts of digital images that could not be efficiently processed using “the cloud”. The Company is now leading with that development as a distinct business due to the much larger potential growth expected from deploying these units in certain markets. Although certain legacy solutions remain in operation and may continue to generate revenue, the Company’s current strategic emphasis is the expansion of its digital infrastructure and data center-related services. The Company does not intend to invest further resources in these legacy businesses and may look to monetize them in the near future.

Growth Strategy The Company’s growth strategy is centered on:

•	Expanding its distributed Edge Data Center footprint
•	Increasing recurring infrastructure and colocation revenue
•	Scaling its infrastructure sourcing and fulfillment platform
•	Developing strategic relationships across the data center and AI ecosystem
•	Pursuing selective partnerships or acquisitions that enhance infrastructure capabilities

Execution of this strategy may require continued investment in deployment, supply chain coordination, personnel, and customer acquisition. Market adoption, capital availability, competitive dynamics, and macroeconomic conditions may affect the pace of growth.

Industry Positioning

The Company operates within the broader digital infrastructure and data center ecosystem, which includes hyperscale providers, colocation operators, telecommunications carriers, infrastructure integrators, and equipment manufacturers. The market is characterized by:

•	Rapid growth in AI and data-intensive workloads
•	Increasing demand for distributed and edge compute capacity
•	Long sales cycles for infrastructure projects
•	Supply chain constraints affecting equipment availability
•	Significant capital requirements

The Company seeks to differentiate through a combination of modular deployment capability, localized infrastructure strategy, and value-added supply chain and fulfillment services.

Competitive Strengths

We believe the Company is differentiated by the following competitive strengths:

Purpose-Built Modular Edge Infrastructure Platform We have developed and deployed patented, modular Edge Data Centers (“EDCs”) with an architecture designed for rapid deployment, operational efficiency, and scalability. Our EDCs are engineered to deliver enterprise-grade compute, storage, and connectivity closer to end users, supporting low-latency workloads and distributed AI inference without reliance on centralized hyperscale facilities. Our intellectual property includes a recently awarded patent for a “clean room” entry and access facility on each EDC which aims to protect the highly sensitive and expensive equipment within the EDC. Integrated Infrastructure and Services Model Through our operating subsidiaries, we combine infrastructure ownership, deployment expertise, and value-added infrastructure sourcing and fulfillment services. This integrated model allows us to support customers across the full infrastructure lifecycle—from design and procurement through deployment and ongoing operations—while reducing execution risk and accelerating time to service. Capital-Efficient, Repeatable Deployment Strategy Our modular design and standardized deployment processes enable a repeatable, capital-efficient approach to scaling digital infrastructure. By deploying infrastructure in smaller, phased increments, we reduce upfront capital requirements and align investment more closely with customer demand.

Manufacturer-Agnostic Supply Chain Capabilities

Our infrastructure solutions platform operates on a vendor-neutral basis, allowing us to source, qualify, and fulfill equipment across power, connectivity, cooling, and intelligent technologies. This flexibility enhances supply chain resilience, mitigates vendor concentration risk, and enables faster response to changing customer or market conditions.

Experience in Regulated and Mission-Critical Environments

The Company has a long operating history delivering technology solutions in regulated, mission-critical environments. This experience informs our approach to reliability, security, compliance, and operational discipline across our data center and digital infrastructure offerings.

Positioned for Distributed AI and Edge Compute Demand

We believe the continued growth of AI, latency-sensitive applications, and data localization requirements is driving increased demand for distributed infrastructure models. Our solution services is designed to support these workloads at the network edge, particularly in markets that are underserved by traditional data center development.

Duos Energy Corporation and Asset Management Agreement

In late 2024, the Company formed Duos Energy Corporation (“Duos Energy”) with the express purpose of providing consulting services and solutions for the rapidly growing demand for electrical power outside of traditional utilities. In December 2024, Sawgrass Buyer LLC (now known as New APR Energy, LLC) entered into an Asset Management Agreement (“AMA”) with the Company under which a substantial portion of Company staff would oversee the operations of New APR. The AMA has a two-year term with customary cancellation provisions. The Company’s staff is engaged directly to supply power solutions for multiple uses including for large data centers supporting AI “hyperscalers”. The expected services provided from the Company under the AMA have been modified for 2026, and as a result, revenue previously referenced in earlier communications will not reach the originally indicated levels. Management believes the Company’s Technology Solutions business line is positioned to offset variability through project-based infrastructure revenue. While competition exists across the digital infrastructure and power markets, current industry conditions characterized by constrained power availability and increasing demand for AI and data center capacity may create opportunities for the Company to selectively expand deployments; however, the timing, scale, and financial impact of these opportunities remain subject to market conditions, partner execution, and customer demand.

Markets

Duos operates within the rapidly evolving edge computing, artificial intelligence, and digital infrastructure markets, which are being driven by the exponential growth of data, increasing demand for low-latency processing, and the expansion of cloud and hybrid computing architectures. Enterprises, governments, and service providers are increasingly shifting toward distributed computing models that require processing power closer to the point of data generation.

The Company’s Edge Data Center (EDC) platform is designed to address these market demands by enabling localized compute capacity in a modular and scalable form factor. Duos’ patented Edge AI technology supports real-time data processing and analytics at the edge, reducing reliance on centralized cloud infrastructure and improving system performance, responsiveness, and security.

Duos is positioned to serve the growing demand for high-performance computing and AI-driven applications through its high-density EDC solutions and GPU-as-a-Service (“GPUaaS”) offerings. These solutions are designed to support workloads such as artificial intelligence, machine learning, data analytics, and other compute-intensive applications. By delivering distributed GPU-enabled infrastructure, the Company enables customers to access scalable processing capacity without the need for large, centralized data center investments.

In addition, Duos provides technology infrastructure solutions for the broader data center ecosystem, including integrated systems for power, cooling, and connectivity that are optimized for modular deployment. These solutions are designed to support rapid scalability, energy efficiency, and operational reliability in both urban and remote environments.

While the Company continues to support its legacy transportation and rail inspection customers, this market now represents a complementary component of its broader strategy. The Company’s machine vision and AI-based inspection technologies provide a foundation for its continued innovation in computer vision and real-time analytics, which are increasingly applied across its Edge AI and infrastructure platforms.

Duos believes its integrated approach—combining Edge AI, modular infrastructure, and high-performance computing capabilities—positions the Company to capitalize on the significant and growing demand for distributed digital infrastructure and next-generation data center solutions.

Patents and Trademarks

The Company relies on a combination of patents, trademarks, trade secrets, proprietary know-how, and contractual protections to establish and maintain its competitive position, with a primary focus on protecting innovations in edge computing, artificial intelligence, and modular infrastructure systems.

As of December 31, 2025, the Company holds multiple issued U.S. patents and has additional patents pending, with an increasing concentration in Edge AI technologies, modular data center design, and infrastructure optimization systems, while continuing to maintain intellectual property related to its legacy inspection platforms.

Patents

The Company’s patent portfolio includes technologies related to:

Edge AI and Real-Time Processing Systems

Proprietary technologies enabling real-time data processing, machine learning inference, and analytics at the edge, reducing latency and bandwidth requirements while enhancing system performance.

Modular Edge Data Center Infrastructure (2025 Patent)

In 2025, the Company, through its subsidiary Duos Edge AI, Inc., was granted a U.S. patent for an “Entryway for a Modular Data Center.” This innovation enhances physical security and environmental protection for modular EDC deployments by incorporating advanced access control mechanisms and environmental filtration systems designed to protect sensitive computing equipment in distributed and potentially harsh environments.

High-Density and Scalable Compute Environments

Technologies supporting modular and high-density infrastructure configurations designed to accommodate GPU-enabled processing and high-performance computing workloads, including artificial intelligence and data-intensive applications.

Machine Vision and Inspection Systems

Legacy patents related to machine vision and imaging systems continue to support the Company’s expertise in computer vision and data analytics, which are leveraged across its broader Edge AI platform.

The Company believes its expanding patent portfolio strengthens its position within the data center and edge computing ecosystem, supporting its ability to deliver secure, scalable, and resilient infrastructure solutions.

Trademarks

The Company owns or has rights to various trademarks and service marks used in connection with its products and services, including but not limited to:

•	Duos Edge AI®
•	duostech®
•	Railcar Inspection Portal RIP®
•	obliquevue®

These trademarks support the Company’s brand recognition across both its infrastructure and legacy technology offerings.

Intellectual Property Strategy

The Company’s intellectual property strategy is focused on advancing and protecting innovations that support its transition to digital infrastructure and Edge AI platform company, including:

•	Edge AI architecture enabling real-time analytics and decision-making
•	Modular and high-density Edge Data Center (EDC) systems
•	GPU-as-a-Service (GPUaaS) and distributed computing infrastructure
•	Integrated data center ecosystem solutions, including power, cooling, and secure deployment technologies

Duos continues to invest in research and development and intends to expand its intellectual property portfolio to support its long-term growth in the edge computing and infrastructure markets.

Our Growth Strategy and Vision

Duos Technologies Group, Inc. is executing a strategic transition to expand its presence in digital infrastructure and artificial intelligence computing solutions through its subsidiary Duos Edge AI, Inc. The Company’s strategy is focused on developing and deploying distributed computing infrastructure designed to support the growing demand for artificial intelligence workloads, high-performance computing, and real-time data processing.

Development of Distributed Digital Infrastructure

The Company intends to develop a network of modular infrastructure deployments designed to deliver high-performance computing capacity closer to end users and enterprise networks. These deployments are intended to support applications requiring low-latency processing, including artificial intelligence, machine learning, and other data-intensive workloads.

Expansion of Infrastructure Capacity

The Company plans to expand infrastructure capacity through a phased deployment strategy utilizing modular infrastructure units that can be installed and scaled in response to customer demand. The Company is evaluating multiple strategic sites capable of supporting high-density compute deployments and is pursuing commercial relationships that support GPU hosting, infrastructure development, and related digital infrastructure services. This model is intended to enable the Company to increase computing capacity incrementally while managing capital expenditures and deployment timelines. The Company is also developing high-density infrastructure deployments utilizing modular facilities capable of supporting GPU clusters and high-performance compute workloads. These deployments may include high-density EDC configurations designed to host specialized computing hardware and support GPU-as-a-Service (“GPUaaS”) offerings for enterprise and technology customers. GPUaaS platforms allow customers to access dedicated GPU compute resources without owning the underlying infrastructure, enabling scalable artificial intelligence training and inference workloads.

Growth of Recurring Revenue Streams

The Company intends to increase the proportion of recurring revenue generated from infrastructure hosting, artificial intelligence computing services, and related technology offerings. Management believes that long-term service agreements and infrastructure-based service models can provide greater revenue visibility and stability over time.

Capital-Efficient Deployment Model

The Company’s infrastructure design emphasizes modular and repeatable deployment methods intended to reduce development timelines and improve capital efficiency. By deploying infrastructure in stages aligned with customer commitments, the Company seeks to manage capital requirements while expanding its operational footprint.

Strategic Partnerships and Customer Relationships

The Company seeks to establish commercial relationships with technology providers, infrastructure partners, and enterprise customers to support deployment of its distributed computing platform. These partnerships may include arrangements related to hardware procurement, infrastructure development, and the delivery of GPU-based computing services.

In addition, the Company is expanding its infrastructure solutions capabilities to support data center development, hardware sourcing, and related technology infrastructure services. These capabilities are intended to support the deployment of high-performance computing environments while also generating project-based revenue opportunities. Management believes the combination of distributed infrastructure deployments, GPU-based computing services, and infrastructure solutions may position the Company to participate in the growing market for artificial intelligence infrastructure and high-performance compute capacity.

Strategic Focus on Core Growth Platforms

As part of its long-term strategy, the Company intends to prioritize investment in digital infrastructure and artificial intelligence computing platforms while evaluating strategic alternatives for certain legacy or non-core business activities. Management believes this focus will allow the Company to allocate resources toward business segments with the greatest long-term growth potential.

Employees

We have a current staff of 39 employees, of which 35 are full-time, the majority of which work in the Jacksonville area, none of which are subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Item 1A. Risk Factors.

Risks Related to Our Company and Business

We are shifting our business to focus on data centers and digital infrastructure markets.

We have increasingly prioritized the development, deployment and operation of modular edge data centers and related digital infrastructure services. This strategic shift requires the allocation of capital, management attention and operational resources toward markets in which we have shorter operating history compared to our legacy offerings. If we are unable to execute this new strategy effectively, it could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio depends upon local economic conditions and is geographically concentrated in certain locations.

Our portfolio of edge data centers currently is concentrated in the State of Texas. We have begun deployments in other states and expect that geographical expansion will remain our focus. Until then, however, our current edge data center portfolio is dependent on local economic conditions in the State of Texas and could be materially adversely affected by a downturn in the State.

We lease the locations on which our data centers are located and the ability to retain these leases, and to find suitable locations for future deployment of data centers and negotiate leases and satisfy all other development issues for these new locations, could be a significant risk for our ongoing operations.

We lease and do not own the land on which we operate our data centers. We also expect that we will lease the land on which we deploy our data centers in the future. If we are unable to renew our existing leases on favorable terms, if at all, or if we are not able to lease suitable locations for future deployments, our business could be materially adversely affected. Deploying data centers involves substantial planning and entails risks relating to zoning, regulatory approvals, disruptions and delays. In addition, we will be required to secure an adequate supply of power from local utilities, which may result in unanticipated costs. Any inability to secure an appropriate power supply on a timely basis or on acceptable financial terms could adversely affect our ability to deploy our data centers.

We are dependent upon third-party suppliers for power and other services, and we are vulnerable to service failures of our third-party suppliers and to price increases by such suppliers.

We generally rely on third-party local utilities to provide power to our data centers. We are therefore subject to an inherent risk that such local utilities may fail to deliver such power in adequate quantities or on a consistent basis. Any sustained loss of power may also reduce the confidence of our customers in our service. In addition, even when power supplies are adequate, we may be subject to pricing risks and unanticipated costs. Many factors beyond our control may increase the rates charged by the local utilities.

We depend on third parties to provide network connectivity to the customers in our data centers, and any delays or disruptions in connectivity may adversely affect our business and results of operations.

Our customers require internet connectivity and connectivity to the fiber networks of third-party telecommunications carriers. Our data centers need to provide sufficient access for customers to connect to the carriers. Any carrier may elect not to offer its services within our data centers or may elect to discontinue its service. Furthermore, carriers may periodically experience business difficulties which could affect their ability to provide telecommunications services or the service provided by a carrier may be inadequate or of poor quality. A material loss of adequate third-party connectivity could have an adverse effect on the businesses of our customers and, in turn, our business and results of operations.

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

Current supply chain issues continue to extend deadlines for shipment of key components used in our technology systems. The effect of this may be to delay revenue recognition. We have experienced and expect to continue to experience delays to our business operations resulting from lack of materials availability, delays in securing key components, and other material and personnel shortages that may impact our ability to implement our products and services in a timely manner or meet required milestones or customer commitments.  In addition, higher costs for travel may adversely impact our business, financial condition, operating results and cash flows. This has made it necessary for the Company to order certain components prior to receiving a contract to ensure we have key components available when necessary to satisfy future contract obligations.

Our products and services may fail to keep pace with rapidly changing technology and evolving industry standards.

The markets in which we operate are characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements and changes in customer requirements. In addition, both traditional and new competitors are investing heavily in our market areas and competing for customers. As next-generation technology continues to evolve, we must keep pace in order to maintain or expand our market position. We continue to introduce new product offerings as potential revenue drivers. If we are not able to successfully add staff resources with sufficient technical skills to develop and bring these new products to market in a timely manner, achieve market acceptance of our products and services or identify new market opportunities for our products and services, our business and results of operations may be materially and adversely affected.

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

We believe that operators in the business sectors we are focused on continue to be cautious about sustained economic growth and seek to maintain or improve profitability through cost control and constrained spending. While our core technologies are designed to address cost reduction, other factors may cause companies to delay or cancel capital projects, including the implementation of our products and services. In addition, the business sectors in which we are focused are under financial pressure to reduce capital investment, which may make it more difficult for us to close large contracts in the immediate future. We believe there is a growing market trend toward more customers exploring operating expense models as opposed to capital expense models for procuring technology. We believe the market trend toward operating expense models will continue as customers seek ways of reducing their overhead and other costs. All of the foregoing may result in continued pressure on our ability to increase our revenue and may potentially create competitive pricing pressures and price erosion. If these or other conditions limit our ability to grow revenue or cause our revenue to decline our operating results may be materially and adversely affected.

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

Our accumulated deficit was approximately $84 million as of December 31, 2025. Our operating losses may continue as we continue to expend resources to further develop and enhance our market expansion, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short term until our revenues and margins increase at a rate greater than our expenses, which may not occur.

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

We cannot be certain that our technologies and products do not and will not infringe on issued patents or other proprietary rights of others. While we are not currently subject to any infringement claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and licensing agreements, any of which could have a material adverse effect on our business. We may not be able to obtain such licenses on commercially reasonable terms, if at all, or the terms of any offered licenses may be unacceptable to us. If forced to cease using such technology, we may be unable to develop or obtain alternate technology. Accordingly, an adverse determination in judicial or administrative proceeding, or failure to obtain necessary licenses, could prevent us from manufacturing, using, or selling certain of our products, which could have a material adverse effect on our business, operating results, and financial condition.

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

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by new technology disruption and developments. These may include new software applications or related services based on artificial intelligence, machine learning, or robotics. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants, start-up companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence, to simplify and improve client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

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

Under the Asset Management Agreement, New APR shares certain management functions with the Company and its subsidiaries, and other services will be provided by the Company in a combination of direct staffing with specific experience in the power generation industry and other functions as necessary via a “shared services” agreement. This may at times affect such employees’, including members of senior management, ability to devote time, attention, and effort to the Company.

Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk.

For the year ended December 31, 2025, two customers accounted for 69% (related party) and 13% (related party) of revenues. For the year ended December 31, 2024, four customers accounted for 34%, 31%, 13%, and 12% of revenues. The Company is subject to significant concentrations of credit risk due to our reliance on a limited number of customers across our Rail and Edge lines of business, including a related party customer under an asset management agreement. These concentrations increase our exposure to revenue volatility, collection risk, and liquidity constraints, particularly if any key customer delays payment, or elects not to renew service and maintenance arrangements.

As of December 31, 2025, one customer accounted for 88% (related party) of our accounts receivable. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. This concentration of credit risk makes us more vulnerable economically. The loss of any of these customers could materially reduce our revenues and net income, which could have a material e effect on our business.

Our business has been highly dependent on an Asset Management Agreement with New APR Energy.

Our results of operation in 2025 were based on substantial revenues from the AMA with New APR. Although the Company has some influence on that agreement, we are dependent on the market for “behind the meter” power growing as anticipated. If the market should not grow as anticipated or due to some other circumstances either within or beyond our control, revenues recognized from this agreement could be substantially less than expected which would have a material impact on the agreement or lead to its cancellation.

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

We may consider registering additional shares using our S3 shelf registration facility.

We currently have an active shelf registration statement (S-3). We are able to file a supplement to raise potentially as much as $185 million and additional capital. The future issuance of a substantial number of shares of common stock into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management

We maintain infrastructure, systems, policies, and procedures designed to proactively and reactively address cybersecurity risks, including circumstances that may arise in connection with an unexpected cybersecurity incident. These processes are intended to assess, identify, and manage material risks from cybersecurity threats that could affect our information systems, data, and operations.

Our internal procedures provide for the ongoing evaluation and enhancement of our security controls and practices in response to evolving cybersecurity risks, technological developments, and applicable regulatory requirements. Cybersecurity risk management is integrated into our broader enterprise risk management and internal controls framework and is considered as part of our overall approach to operational and financial risk oversight.

We maintain cybersecurity and data privacy policies designed to address applicable data protection and privacy requirements and to support our ability to prevent, detect, respond to, mitigate, and recover from cybersecurity incidents. These policies are supported by tools embedded in IT infrastructure, internal monitoring, access control practices, employee awareness measures, and incident response procedures intended to protect our systems and information assets.

Governance

Oversight of cybersecurity and information security matters, including the management and assessment of risks arising from cybersecurity threats, resides with the Audit Committee of the Board of Directors (the “Audit Committee”). The Audit Committee is responsible for overseeing the Company’s information security governance framework and periodically reviews the adequacy and effectiveness of the Company’s cybersecurity policies, practices, and internal controls designed to address information security risks.

Management is responsible for the day-to-day oversight and implementation of the Company’s cybersecurity program. Our cybersecurity and information security efforts are managed by a team of information technology professionals responsible for monitoring systems, identifying potential threats, and supporting the Company’s incident response and risk mitigation processes.

Management provides regular updates to the Audit Committee regarding the Company’s cybersecurity posture, including identified risks, mitigation activities, and any significant developments relating to cybersecurity threats or incidents. These updates include reports from our Chief Technology Officer, who has been designated by the Board to serve in the role of Chief Information Security Officer and is responsible for coordinating the Company’s cybersecurity strategy, policies, and procedures.

Management maintains a regular reporting cadence with the Audit Committee to ensure the Board remains informed regarding cybersecurity risk management, ongoing security initiatives, and any changes to the Company’s cybersecurity practices. This governance structure is intended to support transparency and oversight of cybersecurity risk management across the organization.

Item 2. Properties.

On July 26, 2021, the Company entered a new operating lease agreement of office and warehouse combination space of 40,000 square feet with the lease commencing on November 1, 2021 and ending May 31, 2032, This additional space allows for resource growth and engineering efforts for operations before deploying to the field. The rent for the first twelve months of the term was calculated as rentable base space on 30,000 square feet. The rent is subject to an annual escalation of 2.5%, beginning December 1, 2022. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. The Company has applied the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”) in the fourth quarter of 2021.

The Company now has a total of office and warehouse space of 40,000 square feet.

Rental expense for the office lease during 2025 and 2024 was $781,638 and $781,638, respectively.

We lease land at multiple locations to support the deployment and operation of our edge data centers, which are used to provide data infrastructure and colocation services to our customers. These ground leases are a critical component of our operating infrastructure, as they host revenue-generating assets, including modular data center units and related power and connectivity equipment.

Our ground leases generally have initial terms ranging from 5 to 10 years and may include renewal options, escalation provisions, and other customary terms. Certain leases are structured to align with the expected useful life of the underlying EDC assets and the duration of associated customer contracts.

We believe our existing facilities are adequate to meet our current operational needs. We continually evaluate our real estate footprint to support future growth and may enter into additional ground leases in connection with new EDC deployments.

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

Series A Redeemable Convertible Preferred Stock

Our board of directors has designated 500,000 of the 10,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock. As of December 31, 2025 and 2024, we have no shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

Series B Convertible Preferred Stock

Our board of directors has designated 15,000 of the 10,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock.

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. Holders of Series B Convertible Preferred Stock voted on an as converted basis on all matters on which the holders of common stock are entitled to vote, subject to beneficial ownership limitations. As of December 31, 2025 and 2024, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

Series C Convertible Preferred Stock

On February 26, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 4,500 shares of a newly authorized Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”), and the Company received proceeds of $4,500,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties. As of December 31, 2025 and 2024, there are 0 and 0 shares of Series C Convertible Preferred Stock issued and outstanding, respectively.

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

In April, May, July and October of 2024, 870 outstanding shares of Series D Convertible Preferred Stock were converted into 290,002 shares of common stock. In February 2025, 300 shares of Series D Convertible Preferred Stock were converted into 100,000 shares of common stock. As of December 31, 2025, and 2024 there are 999 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

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

On March 22, 2024 and March 28, 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain existing and other accredited investors (the “2024 Purchasers”). Pursuant to the Purchase Agreements, the 2024 Purchasers purchased an aggregate of 2,125 shares of Series E Convertible Preferred Stock, at a price in each case of $1,000 per share, and the Company received proceeds of $2,125,002. Those purchase agreements had similar price protections as the November Purchase Agreement but extended the price protection date to December 31, 2024, for all Series E holders. On September 19, 2024, the conversion rate was lowered to $2.61 from $3.00 per share based on the down round protection provision triggered by the warrant’s induced exercise price of $2.61 per share. This will lead to the issuance of an additional 678,400 shares of common stock upon the conversion of the preferred shares.

In October of 2024, 125 outstanding shares of Series E Convertible Preferred Stock were converted into 47,892 shares of common stock. In May 2025, 1,000 shares of Series E Convertible Preferred Stock were converted into 383,143 shares of common stock. As of December 31, 2025, and December 31, 2024, respectively, there were 12,500 and 13,500 shares of Series E Convertible Preferred Stock issued and outstanding

In connection with such Purchase Agreements, the Company also entered into Registration Rights Agreements with the Purchasers. Pursuant to the Registration Rights Agreements, the Company filed with the SEC registration statements covering the resale by the Purchasers of the shares of common stock into which the shares of Series E Convertible Preferred Stock are convertible.

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

As of December 31, 2025, and December 31, 2024, respectively, there were zero and zero shares of Series F Convertible Preferred Stock issued and outstanding.

Approximate Number of Equity Security Holders

As of March 27, 2026, there were approximately 233 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Capital Market on March 27, 2026 was $6.99 per share.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2025 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Plan of Operation

The Company’s plan of operation is focused on improving operational execution, advancing its technology platform, and scaling its digital infrastructure initiatives to support long-term revenue growth and increased recurring revenues.

During 2025, the Company continued to transition its business toward a more diversified model centered on digital infrastructure, artificial intelligence, and technology-enabled services. The Company’s operations are increasingly focused on expanding its edge computing platform, growing its energy and consulting capabilities, and enhancing its technology solutions offerings.

Key elements of the Company’s plan of operation include:

Expansion of Edge Data Center Platform

The Company, through Duos Edge AI, Inc., is actively deploying a network of modular Edge Data Centers (“EDCs”) designed to support localized computing, artificial intelligence workloads, and low-latency applications.

The Company’s EDC strategy is intended to support recurring revenue through hosting, colocation, and managed infrastructure services. The execution of this strategy requires capital investment, customer adoption, and operational execution, each of which is subject to risks, including those described in Item 1A. Risk Factors.

Expansion into Energy and Power Solutions

The Company expanded its operations into energy and power solutions through Duos Energy Corporation, which focuses on energy consulting, power infrastructure planning, and behind-the-meter (“BTM”) energy solutions.

The Company entered into an Asset Management Agreement (“AMA”) with New APR beginning in January 2025. In connection with this agreement, the Company also acquired a minority, non-voting equity interest in the ultimate parent of New APR.

Growth of Technology Solutions and Infrastructure Services

In 2025, the Company expanded its Technology Solutions business to provide infrastructure-related services supporting data center and digital infrastructure deployments.

These services include procurement, supply chain management, logistics coordination, and deployment support for infrastructure projects. The Company’s Technology Solutions platform is intended to complement its EDC strategy and provide additional revenue opportunities through both internal deployments and third-party customer engagements.

The Company believes that demand for integrated infrastructure solutions is increasing; however, the growth of this business is subject to supply chain conditions, vendor availability, and competitive factors.

Development of AI Technologies and Automation

The Company continues to invest in the development of proprietary artificial intelligence technologies, including computer vision, machine learning, and predictive analytics.

These technologies are being integrated across the Company’s platforms to enhance performance, enable automation, and support real-time data processing. The Company is also advancing AI-powered capabilities such as self-diagnostics, predictive maintenance, and system monitoring.

Transition to Recurring Revenue Models

The Company continues to transition certain offerings toward subscription-based and recurring revenue models. This includes expanding hosting services, software-based offerings, and long-term service agreements.

In connection with its inspection technologies, the Company has introduced more modular and flexible deployment options, allowing customers to select specific capabilities aligned with their operational requirements. This approach is intended to improve scalability and increase recurring revenue over time.

Legacy Technology Systems

The Company continues to support its legacy inspection systems and related technologies. While these systems continue to generate revenue, they are no longer the primary focus of the Company’s growth strategy.

The Company expects that over time, its legacy systems will represent a decreasing percentage of total revenues as newer infrastructure and service-based offerings expand.

Prospects and Outlook

The Company’s prospects are influenced by its ability to execute its strategic initiatives and by broader industry trends affecting digital infrastructure, artificial intelligence, and energy markets.

The Company’s primary objectives for 2026 and beyond include:

Scaling Edge Data Center Deployments

The Company intends to expand its network of Edge Data Centers to support increasing demand for distributed computing and AI workloads. These deployments are expected to target enterprise customers, telecommunications providers, and public sector organizations, particularly in underserved markets.

The Company believes that localized computing infrastructure will play an important role in supporting next-generation applications; however, adoption rates, capital availability, and competitive factors may impact growth.

Expansion of Energy and Power Solutions

The Company intends to build upon its initial energy and consulting activities, including the AMA with New APR, to expand its presence in the distributed energy and fast power markets.

The Company believes that increasing demand for power associated with data centers and AI infrastructure presents a significant opportunity; however, this market is subject to regulatory, operational, and competitive risks.

Growth of Technology Solutions Platform

The Company expects to further develop its Technology Solutions capabilities, including infrastructure procurement, logistics, and deployment services.

These offerings are intended to support both the Company’s internal infrastructure initiatives and third-party customer projects, providing additional revenue diversification.

Continued Development of AI and Automation Technologies

The Company plans to continue enhancing its AI capabilities to improve system performance, enable automation, and support advanced analytics across its platforms.

Forward-Looking Considerations

The Company believes that its diversified strategy, including digital infrastructure, energy solutions, and technology services, positions it to pursue growth opportunities in multiple markets.

However, the Company’s ability to achieve its objectives is subject to numerous risks and uncertainties, including:

•	The ability to obtain sufficient capital to fund infrastructure development
•	Execution risks associated with deploying and operating EDCs
•	Dependence on key contracts
•	Customer adoption of new technologies and services
•	Supply chain and vendor risks
•	Competitive market conditions
•	Macroeconomic and regulatory factors

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

For the year ended December 31, 2025 compared to December 31, 2024

The following table sets forth a summary of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended December 31,
	2025	2024

Revenues	$27,023,651	$7,280,885
Cost of revenues	19,145,942	6,811,670
Gross margin	7,877,709	469,215
Operating expenses	17,640,587	11,452,741
Loss from operations	(9,762,878)	(10,983,526)
Other income (expenses)	(72,153)	219,069
Net loss	$(9,835,031)	$(10,764,457)

Revenues

	For the Years Ended December 31,
	2025	2024	% Change
Revenues:
Technology systems	$373,270	$2,252,357	-83%
Technology solutions	349,166	—	100%
Services and consulting	3,888,372	4,106,966	-5%
Services and consulting – Related parties	22,356,843	921,562	2326%
Hosting	56,000	—	100%

Total revenues	$27,023,651	$7,280,885	271%

The decreases in technology systems revenues from $2,252,357 to $373,270 for the year ended December 31, 2025, compared to the year ended December 31, 2024, is primarily attributed to delays outside of the Company’s control with deployment of our two high-speed Railcar Inspection Portals, which are recorded in the technology systems portion of our business. Although these systems remain largely ready for deployment, customer delays at the deployment site continue to prevent installation even though these two high-speed Railcar Inspection Portals were deep into their production and manufacturing phases, which did not allow us to record the next phase of recognition. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation in 2026. The Company has begun recognizing its first revenues from the Technology Solutions business unit, which provides manufacturer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments identified as “Technology Solutions”. The significant increase in services revenue, related parties for the year ended December 31, 2025, was primarily driven by Duos Energy beginning to execute on the AMA with New APR that was established on December 31, 2024. Under the AMA, Duos Energy oversees the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, providing management, sales, and operational support services to New APR. As a result, the Company generated $18,740,343 in revenue from the AMA during the year 2025. In addition, the Company recognized $3,616,500 in revenue from amortized deferred revenue liability associated with its 5% non-voting equity interest in the ultimate parent of New APR. Revenue from the AMA and the 5% interest is reported under “Services and consulting – related parties” on the statements of operations. Services revenue from the rail business decreased modestly during the year 2025.

The Company is now recording its first revenues from the deployment of Edge Data Centers and identified as “Hosting”. The $56,000 of revenues recorded in the year 2025 represent those received from the first data center which became “live” in the second quarter. The Company is investing capital in building out a network of these data centers all of which will begin generating revenue following deployment with the “anchor” tenant.

The Company expects services revenue from both its hosting and technology solutions to increase throughout 2026. This growth is expected to be driven by the deployment of additional edge data centers coming online, as well as expanding technology solutions revenue tied to growth in the data center market.

Cost of Revenues

	For the Years Ended December 31,
	2025	2024	% Change
Cost of revenues:
Technology systems	$1,050,671	$2,818,078	-63%
Technology solutions	320,143	—	100%
Services and consulting	2,320,444	3,051,301	-24%
Services and consulting – Related parties	15,297,513	942,291	1,523%
Hosting	157,171	—	100%
Total cost of revenues	$19,145,942	$6,811,670	181%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems, support and maintenance of existing systems, software projects, and support of the asset management agreement with New APR.

During the year ended December 31, 2025, the cost of revenues on technology systems decreased compared to the equivalent period in 2024; however, the decrease was less significant than the corresponding drop in revenue due to fixed cost components that do not vary with revenue. This reduction primarily reflects our ability to reallocate certain fixed operating and servicing costs for technology systems to support the AMA, an allocation we could not make in the comparative period because the agreement was not yet in effect. It also reflects the ramp-down of manufacturing ahead of field installation of our two high-speed Railcar Inspection Portals, which has continued to temporarily slow project activity and further reduced cost of revenues while we await customer readiness for site deployment.

Cost of revenues on services and consulting decreased in the year ended December 31, 2025 compared to the prior year period. This decrease in costs is primarily due to a reduction in personnel-related costs and a lower volume of service calls during the period.

Cost of revenues on services and consulting, related parties significantly increased in the year ended December 31, 2025 compared to the prior year period. This rise in costs is primarily due to supporting the AMA with New APR, where Duos Energy oversees the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, providing management, sales, and operational support services to New APR.

Consistent with the initial revenues generated from the deployment of Edge Data Centers, the Company has begun recognizing associated cost of goods sold, primarily consisting of depreciation of the Edge Data Center pods and operating costs required to support the operation of the hosting infrastructure.

Gross Margin

	For the Years Ended December 31,
	2025	2024	% Change

Revenues	$27,023,651	$7,280,885	271%
Cost of revenues	19,145,942	6,811,670	181%
Gross margin	$7,877,709	$469,215	1,579%

Gross margin improved in the year 2025 compared to the same period in 2024, primarily due to Duos Energy beginning execution of the AMA with New APR. This includes $3,616,500 in revenue recognized during the year ended December 31, 2025, related to the Company’s 5% non-voting equity interest in the ultimate parent of New APR, which carried no associated costs and therefore contributed at a 100% margin. These revenues and the associated margin contribution were not present in the prior year period. Additionally, when comparing results between periods, the stage of completion for manufacturing and installation activities within our technology business may vary and should be considered in the analysis.

Operating Expenses

	For the Years Ended December 31,
	2025	2024	% Change
Operating expenses:
Sales and marketing	$1,227,740	$2,138,431	-43%
Research and development	846,850	1,531,390	-45%
General and administration	15,565,997	7,782,920	100%
Total operating expense	$17,640,587	$11,452,741	54%

During the year ended December 31, 2025, the Company experienced an increase in overall operating expenses compared to the same period in 2024. Sales and marketing costs declined as resources were allocated to costs of service and consulting revenues in support of the AMA with New APR. Additionally, research and development expenses fell by 45% owing to scaled-back testing of prospective technologies. General and administration costs increased 100%, largely due to non-cash stock-based compensation charged for restricted stock granted to the executive team on January 1, 2025, under new employment agreements with a three-year cliff vesting schedule and the payment of cash bonuses in the 2025 period related to the closure of the APR transaction and the associated AMA and 5% ownership grant compared to the prior year. Additionally, there were general and administration costs that were allocated to cost of service and consulting revenues in support of the AMA with New APR. Overall, the Company continues to focus on stabilizing operating expenses while meeting the increased needs of our customers.

Loss From Operations

The loss from operations for the years ended December 31, 2025 and 2024 were $9,762,878 and $10,983,526, respectively. The decrease in loss from operations was primarily the result of increased revenue generated by Duos Energy through the AMA with New APR.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2025 was ($72,153) and $219,069 for the comparative period in 2024. Other income in 2025 was primarily driven by higher interest income resulting from a significantly larger cash balance compared to the prior period, offset by a loss on extinguishment of debt and higher interest expense, as discussed below. In 2024 the other income was primarily due to a gain from the fair value adjustment of the warrant liability and gain on extinguishment of debt resulting from the exercise of warrants.

Interest Expense

Interest expense for the years ended December 31, 2025 and 2024 was $439,261 and $286,114, respectively. The increase in interest expense is primarily due to the amortization of the debt discount on the $2.2 million note and the associated monthly interest expense in 2025; This note, related to the acquisition and build out of 3 Edge data centers, was only entered into during the comparative prior period, resulting in lower interest expense for that timeframe.

 Net Loss

The net loss for the years ended December 31, 2025 and 2024 was $9,835,031 and $10,764,457, respectively. The decrease in net loss is primarily attributable to the increase in revenues generated by Duos Energy through the AMA with New APR as described above. Net loss per common share was $0.64 and $1.39 for the years ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of December 31, 2025, the Company has a cash balance of $15,472,229 and an accounts receivable balance of $6,034,442.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Years Ended December 31,
	2025	2024

Net cash used in operating activities	$(13,748,223)	$(3,488,687)
Net cash used in investing activities	(23,734,605)	(1,841,298)
Net cash provided by financing activities	46,688,761	9,154,439
Net increase in cash	$9,205,933	$3,824,454

Net cash used in operating activities for the years ended December 31, 2025 and 2024 was $13,748,223 and $3,488,687, respectively. The increase in net cash used in 2025 was driven primarily by the decrease in contract liabilities and increase in accounts receivable offset by elevated non-cash add-backs for depreciation, amortization, and stock-based compensation. The significant build-up in accounts receivable occurred as project and service billings outpaced collections coupled with a draw-down of contract liabilities as we execute on the AMA.

Net cash used in investing activities for the years ended December 31, 2025 and 2024 was $23,734,605 and $1,841,298, respectively. The increase in investing activities in 2025 compared to 2024 was driven by higher continued investment in capitalized construction-in-progress costs associated with the manufacturing and deployment of Edge Data Centers. The remaining amounts primarily relate to purchases of computer equipment, product and software development costs, and disbursements for patent-related costs.

Net cash provided by financing activities for the years ended December 31, 2025 and 2024 was $46,688,761 and $9,154,439, respectively. Cash flows provided by financing activities during the year 2025 were primarily attributable to gross proceeds of $8,927,347 from our At-The-Market (ATM) offering program and a public offering of common stock for gross proceeds of approximately $45 million, offset partially by $2,200,000 in repayments toward the principal balance of the secured promissory notes entered into with 21 April Fund LP and 21 April Fund Ltd. Cash flows provided by financing activities during 2024 were primarily attributable to gross proceeds of approximately $2,995,002 from issuances of Series D and Series E Convertible Preferred Stock, along with a combined total of $4,444,210 in proceeds from the issuance of common stock via warrant exercises of $899,521 and our ATM offering program for proceeds of $3,544,689.  On a long-term basis, our liquidity is dependent on the successful continuation of the revenue diversification strategy into the Technology solutions and Edge Data Center subsidiaries, and expansion of operations and receipt of revenues across all operating segments. We believe our current capital and revenues are sufficient to fund such expansion and our operations over the next twelve months, although we are dependent on timely payments from our customers for projects and work in process. However, we expect such timely payments to continue. Material cash requirements will be satisfied within the normal course of business including substantial upfront payments from our customers prior to starting projects. The Company may elect to purchase materials and supplies in advance of contract award but where there is a high probability of that award. Demand for our products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. Because a major portion of our activities is the receipt of revenues from the sales of our products and services, our business operations may continue to be challenged by our competitors and prolonged recession periods.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $9,835,031 for the year ended December 31, 2025. During the same period, cash used in operating activities was $13,748,223. The working capital surplus and accumulated deficit as of December 31, 2025, were $11,986,673 and $84,203,040, respectively.

The Company successfully raised approximately $3,544,689 in gross proceeds through its ATM offering program in 2024 and secured an additional $3,954,940 in gross proceeds during the first two months of 2025. Furthermore, in the second quarter of 2025, the Company raised $1,835,874 in gross proceeds through its ATM offering program, followed by an additional $3,136,533 in July 2025. On July 30, 2025, the Company priced a public offering of its common stock for net proceeds of approximately $37.1 million. The offering closed on August 1, 2025, and was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplements filed with the SEC. On September 2, 2025, the Underwriter exercised the Over-Allotment Option in full to purchase 838,851 shares of Common Stock, generating additional net proceeds of approximately $4.7 million. The Over-Allotment Option closed on September 2, 2025. More recently on February 26, 2026, the Company priced a public offering of its common stock for gross proceeds of approximately $65 million. The offering closed on March 2, 2026, and was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplements filed with the SEC. The capital raised is expected to bolster the Company’s balance sheet and position it to pursue strategic initiatives related to Duos Edge AI, from a stronger financial foundation. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report. In addition, management has taken and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, with the combination of its current capital and commercial sales success, it will have sufficient working capital to meet its obligations over the following twelve months. In the last twelve months the Company has seen growth in its contracted backlog as well as significant, positive signs from new commercial projects that indicate improvements in future revenues. Management believes that, at this time, the conditions in our traditional market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported could put a strain on our cash reserves. However, given the Company’s current capital, the anticipated steady cash flow from the Hosting and Technology solutions line of business and proven ability to raise capital via the public markets indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We expect to continue executing the plan to grow our business and achieve profitability as previously discussed. The Company may selectively look at opportunities for fundraising in the future including potential debt offerings to support asset acquisitions. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2024 and will continue in 2026 and beyond. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue is recognized by evaluating the Company revenue contracts with customers based on the five-step model under ASC 606:

1.	Identify the contract with the customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to separate performance obligations; and

5.	Recognize revenue when (or as) each performance obligation is satisfied.

The Company generates revenue from six sources:

1.	Technology Systems

2.	AI Technologies

3.	Technical Support

4.	Consulting Services including revenues from the AMA which began in January 2025
5.	Hosting
6.	Technology Solutions

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

Sawgrass Parent is deemed to be a VIE and the Company holds a 5% interest in it and an interest in the subsidiary New APR through the AMA, both of which are considered variable interests. However, the Company does not represent the primary beneficiary as it does not possess the ability to direct the activities that most significantly impact the economic performance of Sawgrass Parent. Accordingly, the Company does not consolidate Sawgrass Parent. Due to the Company’s interest in Sawgrass Parent, it was determined that the Company has significant influence over Sawgrass Parent. Therefore, the Company accounts for its investment in Sawgrass Parent as an Equity Method Investment.

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

Due to the unavailability of Q4-2025 financials from Sawgrass Parent, our equity method investee, the Company has applied a one-quarter lag (in accordance with ASC 323- 10-35-6) in reporting and recording the value of its 5% minority investment. The Company records its 5% interest using the Equity Method as we have significant influence. ASC 323-10-35-4 requires an entity to recognize its share of earnings or loss of an equity method investee which adjusts the carrying amount of the investment and is reflected as earnings or loss in income. Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Sawgrass APR Holdings LLC (the “Agreement”), Net Profit and Net Loss for any Fiscal Year is allocated among the members in such a manner that, as of the end of such fiscal year, the Capital Account Balance of each Member, as increased by the Member’s share of “minimum gain” and “partner minimum gain” (as such terms are used in Treasury Regulations Section 1.704-2), to the extent possible, to be equal to the amount which would have been distributed to such Member pursuant to a Hypothetical Liquidation, as defined in the Agreement, as of the end of the last day of such fiscal year. Under the Hypothetical Liquidation, the assets of Sawgrass Parent are disposed of in a taxable disposition for the book value of such assets and the remaining amounts, after repayment of outstanding obligations are distributed to the members pursuant to the Agreement. Per the Agreement, the Company is entitled to prorata distributions only after Preferred Holders have received their Total Contributed Capital and subsequent distributions to Preferred and Incentive Unit Holders have reached the Multiple on Invested Capital (MOIC) Threshold of 1.5 times the initial contributions. Therefore, it is likely that early periods will not generate sufficient earnings to provide the Company with a return in the form of a claim on net assets. Based on the terms of the Agreement our specified allocation of earnings and losses of 5% differs from the allocation of cash from operations and liquidation. Therefore, we will apply the guidance in ASC 970-323-35-17 by analogy, which states, if the specified allocation for earnings differs from the allocation of cash from operations and on liquidation, the investor should not use the specified earnings or loss percentages to determine its share of the investee’s earnings. Rather, the investor should analyze the investment agreement to determine how the increase or decrease in the investee’s net assets during the reporting period would affect the cash that the investor would receive over the investee’s life and on its liquidation.

As per the guidance above, the subsequent recognition of the equity method investment should reflect the Company’s claim on net assets, determined by its rights to distributions and residual assets under the Agreement’s distribution waterfall. The Hypothetical Liquidation at Book Value (HLBV) method satisfies this requirement by simulating a hypothetical liquidation at each reporting period, allocating net assets based on the rights and priorities defined in the Agreement. This approach reflects the Company’s economic interest in Sawgrass Parent by estimating the amount it would receive in a liquidation scenario, aligning the recognition of income or loss with the actual distribution provisions under the Agreement. Accordingly, this method appropriately represents the cash distribution under Section 10 and the allocation of profit and loss under Section 9.1 of the Agreement.

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

Management believes that the use of estimates and assumptions in applying the equity method is reasonable

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized during the year ended December 31, 2025.

Impairment of Intangible Assets

In May 2024, the Company recorded an intangible asset with a fair value of $11,161,428. This asset represents non-monetary consideration received under a 5-year customer contract, in which the Company would provide maintenance services to the customer. The intangible asset represents Digital Image data rights in the form of a license agreement received by the Company from the customer.

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

On the contract inception date, the Company recorded deferred revenue of $11,161,428 as contract liabilities with a current and non-current component, and then immediately recognized $199,008 of this deferred revenue relating to the completed pilot program. The remaining deferred revenue was being recognized over the 5-year term.

In accordance with ASC 350-30-35-1, the amortization for the intangible asset is based on its useful life and the useful life of an intangible asset is the period over which it is expected to contribute directly or indirectly to the future cash flows of that entity. Accordingly, amortization of the intangible asset is recognized over the life of the contract of five years.

During the year ended December 31, 2025, the Company evaluated its long-lived assets for impairment in accordance with ASC 350-30-35-14, which requires finite-lived intangible assets to be tested for impairment under ASC 360 when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Management identified impairment indicators during 2025 related to its CN Digital Image data rights, including (i) a significant adverse change in the extent and manner in which the asset was being used, (ii) adverse legal and contractual developments, (iii) the absence of current and projected cash flows, and (iv) the expectation that the asset would be terminated or otherwise disposed of significantly before the end of its previously estimated useful life.

The Company generated minimal subscription revenue from the licensed data, and during 2025 the Company ceased providing the related maintenance services. In addition, contractual disputes arose between the parties, and by late 2025 both parties had ceased performance and were negotiating termination of the arrangement.

As a result of these events, the Company performed a recoverability test as of December 31, 2025 by comparing the carrying amount of the asset to the sum of its estimated undiscounted future cash flows. The Company determined that the carrying amount of the asset was not recoverable, as estimated undiscounted future cash flows were negligible. The Company measured the impairment loss based on the asset’s estimated fair value as of December 31, 2025. Given the absence of historical or expected future cash flows, the lack of an observable market for the asset, and the ongoing contractual dispute, the Company determined that the fair value of the CN Digital data rights License was zero.

Accordingly, the Company recorded an impairment of $8,130,461, representing the full carrying amount of the CN Digital Image License. Because the asset was originally recognized as part of a non-cash exchange with a corresponding deferred liability offset recorded on the balance sheet, the impairment was recorded by eliminating both the intangible asset and the related deferred liability. As a result, the impairment did not impact the Company’s consolidated statements of operations for the year ended December 31, 2025.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-58 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There are no reportable events under this item for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the quarter ended December 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about Directors, Executive Officers and Corporate Governance is incorporated by reference to the Company's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 11. Executive Compensation

Information about executive compensation is incorporated by reference to the Company's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership is incorporated by reference to the Company's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about transactions with related persons and director independence is incorporated by reference to the Company's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services.

Information about aggregate fees billed to us by our principal accountant is incorporated by reference to the Company's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

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

3. Exhibits

Exhibit No.	Exhibit Description
2.1	First Amendment to Merger and Plan of Merger, dated March 15, 2015 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 2.1 on March 19, 2015)
2.2	Merger Agreement and Plan of Merger, dated February 6, 2015 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 2.1 on February 9, 2015)
3.1	Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 on July 13, 2015)
3.2	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 on April 7, 2015)
3.3	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.3 of the Company’s Form S-1/A filed on May 28, 2021)
3.4	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 with the Securities and Exchange Commission on April 28, 2017)
3.5	Articles of Amendment to Articles of Incorporation Designation Series B Convertible Preferred Stock (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 3.1 with the Securities and Exchange Commission on November 29, 2017)
3.6	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2020)
3.7	Articles of Amendment to Articles of Incorporation Designation of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
3.8	Amendments to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2021)
3.9	Articles of Amendment to Articles of Incorporation Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)
3.10	Articles of Amendment to Articles of Incorporation Designation of Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2023)
3.11	Articles of Amendment to Articles of Incorporation Designation of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2023)
3.12	Articles of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.12 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2024)
4.1	Common Stock Purchase Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on December 23, 2016)
4.2	Form of Purchaser Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.1 on November 29, 2017)
4.3	Form of Placement Agent Warrant (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 4.2 on November 29, 2017)
4.4	Form of Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 24, 2020)
4.5	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2024)
4.6	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2025)
4.7	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on March 2, 2026)
4.8	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022)

Exhibit No.	Exhibit Description
10.1+	Employment Agreement, dated September 1, 2020, between the Company and Charles P. Ferry (incorporated by reference to the Annual Report on Form 10-K filed as Exhibit 10.32 on March 30, 2021)
10.2	Securities Purchase Agreement, dated March 31, 2016, by and between Duos Technologies Group, Inc. and the Schedule of Buyers attached thereto (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on April 6, 2016)
10.3	Security and Pledge Agreement, dated April 1, 2016, by and among Duos Technologies Group, Inc., each of the Company’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on April 6, 2016)
10.4	Guaranty, dated April 1, 2016, by and among each of Duos Technologies Group, Inc.’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 on April 6, 2016)
10.5	Warrant, dated April 1, 2016, issued by Duos Technologies Group, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 on April 6, 2016)
10.6+	2016 Equity Incentive Plan (incorporated herein by reference to the Proxy Statement on Schedule 14A filed on April 1, 2016)
10.7	Securities Purchase Agreement, dated December 20, 2016, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on December 23, 2016)
10.8	Promissory Note, dated December 20, 2016, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on December 23, 2016)
10.9	Form of Securities Purchase Agreement (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 on November 29, 2017)
10.10	Form of Registration Rights Agreement (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 on November 29, 2017)
10.11	Amendment #1 to the Securities Purchase Agreement and to the Note, dated May 22, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.5 with the Securities and Exchange Commission on August 15, 2017)
10.12	Amendment #2 to the Securities Purchase Agreement and to the Note, dated July 12, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.6 with the Securities and Exchange Commission on August 15, 2017)
10.13	Amendment #3 to the Securities Purchase Agreement and to the Note, dated August 14, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.7 with the Securities and Exchange Commission on August 15, 2017)
10.14	Amendment #4 to the Securities Purchase Agreement and Note, dated November 14, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.8 on November 20, 2017)
10.15	Amendment #5 to the Securities Purchase Agreement and Note, dated November 16, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.9 on November 20, 2017)
10.16	Amendment #6 to the Securities Purchase Agreement and Note, dated November 20, 2017, by and between Duos Technologies Group, Inc. and JMJ Financial (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.10 on November 20, 2017)
10.17	Forbearance Agreement, dated May 12, 2017, by and among Duos Technologies Group, Inc. and GPB Debt Holdings II, LLC (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.13 on November 20, 2017)
10.18	Form of Note Holder Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.1 with the Securities and Exchange Commission on June 15, 2017)
10.19+	Form of Arcaini Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.2 with the Securities and Exchange Commission on June 15, 2017)
10.20+	Form of Goldfarb Letter Agreement, dated June 9, 2017 (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the Securities and Exchange Commission on June 15, 2017)

Exhibit No.	Exhibit Description
10.21	GPB Debt Holdings II, LLC Letter Agreement, dated August 1, 2017 (incorporated herein by reference to the Quarterly Report on Form 10-Q filed as Exhibit 10.4 with the Securities and Exchange Commission on August 15, 2017)
10.22	Form of Conversion Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.5 with the Securities and Exchange Commission on November 29, 2017)
10.23	Form of Redemption Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.4 with the Securities and Exchange Commission on November 29, 2017)
10.24	Form of Pay-off Letter (incorporated herein by reference to the Current Report on Form 8-K filed as Exhibit 10.3 with the Securities and Exchange Commission on November 29, 2017)
10.25+	Amendment to 2016 Equity Incentive Plan (incorporated by reference to Appendix B of the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 18, 2017).
10.26+	Amendment to 2016 Equity Incentive Plan (incorporated by reference to the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2019)
10.27+	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020)
10.28	Paycheck Protection Program Note, dated April 23, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)
10.29+	Separation Agreement, dated July 10, 2020, by and between Duos Technologies Group, Inc. and Gianni B. Arcaini (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2020)
10.30	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
10.31	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2021)
10.32+	2021 Equity Incentive Plan (incorporated herein by reference to the Proxy Statement on Schedule 14A filed on June 23, 2021)
10.33+	Employment Agreement, dated April 1, 2018, between the Company and Adrian G. Goldfarb (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 11, 2019)
10.34+	Employment Agreement, dated April 1, 2018, between the Company and Connie L. Weeks (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 11, 2019)
10.35	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)
10.36	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)
10.37	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2023)
10.38	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2023)
10.39+	2021 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit C to the definitive Proxy Statement filed with the Securities and Exchange Commission on April 7, 2023)
10.40+	Duos Technologies Group, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit B to the definitive Proxy Statement filed with the Securities and Exchange Commission on April 7, 2023)
10.41	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2023)
10.42	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2023)
10.43	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023)
10.44	Form of Exchange Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023)
10.45	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023)
10.46+	Employment Agreement, dated as of December 1, 2023, between Duos Technologies Group, Inc. and Andrew W. Murphy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2023)
10.47	Form of Securities Purchase Agreement for Series D Preferred Stock (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.48	Form of Registration Rights Agreement for Series D Preferred Stock (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.49	Form of Securities Purchase Agreement for Series E Preferred Stock (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)

Exhibit No.	Exhibit Description

10.50	Form of Registration Rights Agreement for Series E Preferred Stock (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2024)
10.51+	Employment Agreement, dated as of April 25, 2024, between Duos Technologies Group, Inc. and Adrian G. Goldfarb (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024)
10.52	Form of Secured Promissory Note (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2024)
10.53	Form of Security Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2024)
10.54	Form of Guaranty (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2024)
10.55+	2021 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit B to the definitive Proxy Statement filed with the Securities and Exchange Commission on August 16, 2024)
10.56+	Employment Agreement made and entered into as of January 1, 2025, between Duos Technologies Group, Inc. and Charles P. Ferry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2025)
10.57+	Employment Agreement made and entered into as of January 1, 2025, between Duos Technologies Group, Inc. and Adrian Goldfarb (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2025)
10.58+	Employment Agreement made and entered into as of January 1, 2025, between Duos Technologies Group, Inc. and Christopher King (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2025)
10.59+	Employment Agreement, made and entered into as of September 15, 2025, between Duos Technologies Group, Inc. and Frank D. Recker (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2025)
10.60+	Equity Award Agreement, made and entered into as of January 1, 2025, between Duos Technologies Group, Inc. and Frank D. Recker (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2025)
10.61+	Employment Agreement, made and entered into as of November 16, 2025, between Duos Technologies Group, Inc. and Leah F. Brown (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2026)
10.62+	Equity Award Agreement, made and entered into as of November 16, 2025, between Duos Technologies Group, Inc. and Leah F. Brown (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2026)
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2025).
19.1	Policy on Insider Trading (incorporated herein by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025).
21*	List of Subsidiaries
23.1*	Consent of Salberg & Company, P.A.

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C.. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Duos Technologies Group, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2025)
99.1	Audit Committee Charter (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2019)
99.2	Compensation Committee Charter (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2019)
99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2019)
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* filed herewith

** furnished herewith

+ Management contract or compensatory plan

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.

Date: March 31, 2026	By:	/s/ Charles P. Ferry
Charles P. Ferry Chief Executive Officer

Date: March 31, 2026	By:	/s/ Leah F. Brown
Leah F. Brown Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles P. Ferry	Chief Executive Officer and Director	March 31, 2026
Charles P. Ferry	(Principal Executive Officer)

/s/ Leah F. Brown	Chief Financial Officer	March 31, 2026
Leah F. Brown	(Principal Financial Officer)

/s/ James Craig Nixon	Chairman	March 31, 2026
James Craig Nixon

/s/ Ned Mavrommatis	Director	March 31, 2026
Ned Mavrommatis

/s/ Brian James	Director	March 31, 2026
Brian J. James

/s/ Frank A. Lonegro	Director	March 31, 2026
Frank A. Lonegro

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Duos Technologies Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duos Technologies Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2013

Boca Raton, Florida

March 31, 2026

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash	$15,472,229	$6,266,296
Accounts receivable, net	730,211	109,007
Accounts receivable, net - related parties	5,304,231	294,434
Lease receivable	35,361	—
Contract assets	741,722	635,774
Inventory	306,759	605,356
Prepaid expenses and other current assets	489,071	176,338

Total Current Assets	23,079,584	8,087,205

Inventory - non current, net	391,770	196,315
Lease receivable, less current portion	227,629	—
Property and equipment, net	27,737,806	2,771,779
Operating lease right of use asset - Office Lease, net	3,650,717	4,028,397
Financing lease right of use asset - Edge Data Centers, net	—	2,019,180
Operating lease right of use asset - Land, net	357,561	—
Security deposit	450,000	500,000

OTHER ASSETS:
Equity Investment - Sawgrass APR Holdings LLC	7,233,000	7,233,000
Intangible Asset, net	—	9,592,118
Note Receivable, net	—	—
Patents and trademarks, net	186,073	127,300
Software development costs, net	95,275	403,383
Total Other Assets	7,514,348	17,355,801

TOTAL ASSETS	$63,409,415	$34,958,677

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	December 31,
	2025	2024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,860,782	$969,822
Notes payable - financing agreements	2,041	17,072
Accrued expenses	306,205	373,251
Operating lease obligation - Office Lease -current portion	818,519	798,556
Financing lease obligations - Edge Data Centers - current portion	—	367,451
Operating lease obligation- Land - current portion	53,000	—
Notes payable, net of discount - related parties	—	1,758,396
Contract liabilities, current - Technology Systems	134,331	403,634
Contract liabilities, current - Technology Solutions	1,132,164	—
Contract liabilities, current - CN Digital Agreement	—	2,192,484
Contract liabilities, current - Services and consulting	169,369	592,400
Contract liabilities, current - related parties	3,616,500	8,616,500

Total Current Liabilities	11,092,911	16,089,566

Contract liabilities, less current portion - CN Digital Agreement	—	7,399,634
Contract liabilities, less current portion - related parties	—	3,616,500
Operating lease obligation - Office Lease, less current portion	3,452,481	3,867,042
Operating lease obligation - Land, less current portion	311,457	—
Financing lease obligations - Edge Data Centers, less current portion	—	1,724,604

Total Liabilities	14,856,849	32,697,346

Commitments and Contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,441,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 and 0 issued and outstanding at December 31, 025 and December 31, 2024, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at December 31, 2025 and December 31, 2024, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at December 31, 2025 and December 31, 2024, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 999 and 1,299 issued and outstanding at December 31, 2025 and December 31, 2024, respectively, convertible into common stock at $3.00 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 12,500 and 13,500 issued and outstanding at December 31, 2025 and December 31, 2024, respectively, convertible into common stock at $2.61 per share	13	14
Series F convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at December 31, 2025 and December 31, 2024, respectively, convertible into common stock at $6.20 per share	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 20,449,462 and 8,922,576 shares issued, 20,448,138 and 8,921,252 shares outstanding at December 31, 2025 and December 31, 2024, respectively	20,449	8,921
Additional paid-in-capital	132,892,595	76,777,856
Accumulated deficit	(84,203,040)	(74,368,009)
Sub-total	48,710,018	2,418,783
Less: Treasury stock (1,324 shares of common stock at December 31, 2025 and December 31, 2024)	(157,452)	(157,452)
Total Stockholders' Equity	48,552,566	2,261,331

Total Liabilities and Stockholders' Equity	$63,409,415	$34,958,677

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024

REVENUES:
Technology systems	$373,270	$2,252,357
Technology solutions	349,166	—
Services and consulting	3,888,372	4,106,966
Services and consulting - related parties	22,356,843	921,562
Hosting Revenue	56,000	—

Total Revenues	27,023,651	7,280,885

COST OF REVENUES:
Technology systems	1,050,671	2,818,078
Technology solutions	320,143	—
Services and consulting	2,320,444	3,051,301
Services and consulting - related parties	15,297,513	942,291
Hosting	157,171	—

Total Cost of Revenues	19,145,942	6,811,670

GROSS MARGIN	7,877,709	469,215

OPERATING EXPENSES:
Sales and marketing	1,227,740	2,138,431
Research and development	846,850	1,531,390
General and administration	15,565,997	7,782,920

Total Operating Expenses	17,640,587	11,452,741

LOSS FROM OPERATIONS	(9,762,878)	(10,983,526)

OTHER INCOME (EXPENSES):
Interest expense	(439,261)	(286,114)
Change in fair value of warrant liabilities	—	245,980
Gain (Loss) on extinguishment of debt	(95,718)	379,626
Interest income on lease receivable	8,466	—
Interest income	446,941	37,224
Other Income (Expenses), net	7,419	(157,647)

Total Other Income (Expenses), net	(72,153)	219,069

NET LOSS	$(9,835,031)	$(10,764,457)

Basic and Diluted Net Loss Per Share	$(0.64)	$(1.39)

Weighted Average Shares-Basic and Diluted	15,265,022	7,736,281

See accompanying notes to the consolidated financial statements.

 DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock D		Preferred Stock E		Common Stock		Additional
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in- Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2023	1,299	$1	11,500	$12	7,306,663	$7,306	$69,120,199	$(63,603,552)	$(157,452)	$5,366,514

Series D preferred stock issued	870	1	—	—	—	—	869,999	—	—	870,000

Series D preferred stock converted to common stock	(870)	(1)	—	—	290,002	290	(289)	—	—	—

Series E preferred stock issued	—	—	2,125	2	—	—	2,125,000	—	—	2,125,002

Series E preferred stock converted to common stock	—	—	(125)	—	47,892	48	(48)	—	—	—

Common stock issued for cash under ATM	—	—	—	—	818,657	819	3,543,870	—	—	3,544,689

Stock options compensation	—	—	—	—	—	—	26,154	—	—	26,154

Stock issuance costs	—	—	—	—	—	—	(220,183)	—	—	(220,183)

Stock issued for services to board members	—	—	—	—	45,311	45	164,955	—	—	165,000

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	69,407	69	249,022	—	—	249,091

Common stock issued upon cash exercise of warrants	—	—	—	—	344,644	344	899,177	—	—	899,521

Net loss for the year ended December 31, 2024	—	—	—	—	—	—	—	(10,764,457)	—	(10,764,457)

Balance December 31, 2024	1,299	$1	13,500	$14	8,922,576	$8,921	$76,777,856	$(74,368,009)	$(157,452)	$2,261,331

Series D preferred stock converted to common stock	(300)	$—	—	$—	100,000	$100	$(100)	$—	$—	$—

Series E preferred stock converted to common stock	—	—	(1,000)	(1)	383,143	384	(383)	—	—	—

Common stock issued for cash under ATM	—	—	—	—	1,299,623	1,300	8,926,047	—	—	8,927,347

Common stock issued for cash in Equity Offering	—	—	—	—	7,505,518	7,506	45,025,602	—	—	45,033,108

Stock options compensation	—	—	—	—	—	—	73,763	—	—	73,763

Restricted stock compensation	—	—	—	—	2,146,898	2,147	4,022,753	—	—	4,024,900

Restricted stock forfeit	—	—	—	—	(162,500)	(163)	(164,393)	—	—	(164,556)

Stock issuance costs	—	—	—	—	—	—	(4,421,914)	—	—	(4,421,914)

Stock options exercised for cash	—	—	—	—	150,577	151	865,797	—	—	865,948

Stock options exercised - cashless	—	—	—	—	3,576	3	(3)	—	—	—

Stock issued for services to board members	—	—	—	—	58,500	58	566,340	—	—	566,398

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	41,551	42	384,241	—	—	384,283

Warrants issued with equity offering	—	—	—	—	—	—	836,989	—	—	836,989

Net loss for the year ended December 31, 2025	—	—	—	—	—	—	—	(9,835,031)	—	(9,835,031)

Balance December 31, 2025	999	$1	12,500	$13	20,449,462	$20,449	$132,892,595	$(84,203,040)	$(157,452)	$48,552,566

See accompanying notes to the consolidated financial statements.

 DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024

Cash from operating activities:
Net loss	$(9,835,031)	$(10,764,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property, plant & equipment	72,872	—
Depreciation and amortization	2,112,197	2,161,722
Inventory write-off	25,000	126,703
Insurance premium credit	(36,040)	—
Stock based compensation	4,064,389	108,981
Stock issued for services	566,398	165,000
Amortization of debt discount related to warrant liabilities	345,886	184,002
Fair value of warrant liabilities	—	(245,980)
Loss on extinguishment of debt	95,718	(379,626)
Amortization of operating lease right of use asset - Office Lease	377,680	344,757
Amortization of right of use asset - land	6,962	—
Amortization of lease right of use asset - Edge Data Centers	150,821	50,820
Provision for credit losses, accounts receivable	—	76,037
Provision for credit losses, note receivable	—	161,250
Changes in assets and liabilities:
Accounts receivable	(621,204)	982,985
Accounts receivable-related parties	(5,009,797)	—
Lease receivable	19,782	—
Note receivable	—	(7,500)
Contract assets	(105,948)	6,173
Inventory	28,534	52,700
Prepaid expenses and other current assets	164,994	414,091
Accounts payable	3,890,960	374,188
Security deposit	50,000	50,000
Accrued expenses	(67,049)	209,138
Operating lease obligation - Office Lease	(394,598)	(342,206)
Operating lease obligation - land	(66)	—
Financing lease obligations - Edge Data Centers	(12,358)	22,055
Contract liabilities, Services and Consulting	(423,031)	(661,048)
Contract liabilities, Technology Systems	(269,302)	4,044,701
Contract liabilities, CN Digital Agreement	(1,461,656)	(623,173)
Contract liabilities, Technology solutions	1,132,164	—
Contract liabilities, related parties	(8,616,500)	—

Net cash used in operating activities	(13,748,223)	(3,488,687)

Cash flows from investing activities:
Purchase of patents/trademarks	(71,572)	(9,535)
Purchase of property and equipment	(23,663,033)	(1,831,763)

Net cash used in investing activities	(23,734,605)	(1,841,298)

Cash flows from financing activities:
Repayments on financing agreements	(456,718)	(430,855)
Proceeds from notes payable, related parties	—	2,200,000
Repayments of lease financing	(2,150,000)	—
Repayments of notes payable, related parties	(2,200,000)	—
Proceeds from warrant exercises	—	899,521
Proceeds from common stock issued	53,960,455	3,544,689
Proceeds from exercise of stock options	865,948	—
Stock issuance costs	(3,584,925)	(220,183)
Proceeds from shares issued under Employee Stock Purchase Plan	254,001	166,265
Proceeds from preferred stock issued	—	2,995,002

Net cash provided by financing activities	46,688,761	9,154,439

Net increase (decrease) in cash	9,205,933	3,824,454
Cash, beginning of year	6,266,296	2,441,842
Cash, end of year	$15,472,229	$6,266,296

Supplemental Disclosure of Cash Flow Information:
Interest paid	$282,826	$3,865
Taxes paid	$91,457	$20,126

Supplemental Non-Cash Investing and Financing Activities:
Debt discount for warrant liability	$—	$625,606
Notes issued for financing of insurance premiums	$477,727	$434,882
Transfer of inventory to property and equipment	$49,609	$545,091
Intangible asset acquired with contract liability	$—	$11,161,428
Non-cash intangible write-off	$8,130,461	$—
Equity Investment - Sawgrass APR Holdings LLC	$—	$7,233,000
Right of use asset and liability for Edge Data Centers	$—	$2,070,000
Transfer of property and equipment to lease receivable	$282,772	$—
Non-cash financing activity: Warrants issued as part of equity raise	$836,989	$—
Conversion of Series E Preferred Stock to common stock	$1	$—
Transfer of finance lease asset to property and equipment	$1,938,662	$—
Right of use asset and liability for land lease	$364,523	$—

See accompanying notes to the consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc., through its operating subsidiaries, Duos Technologies, Inc., Duos Edge AI, Inc., and Duos Energy Corporation., (collectively the “Company”) is a technology company that designs, develops, deploys, and operates intelligent technology solutions that leverage machine vision and artificial intelligence (“AI”), as well as digital infrastructure platforms, including edge data centers and power and energy consulting services.

The Company’s solutions include applications for real-time data acquisition and analysis, including the inspection and monitoring of fast-moving vehicles, as well as the deployment of distributed computing infrastructure and related services.

The Company’s operations are organized around the development and delivery of digital infrastructure, technology-enabled services, and AI-driven solutions that support data processing, automation, and operational efficiency across commercial, industrial, and public sector markets.

The Company’s principal business activities include:

•	the development and deployment of edge data center infrastructure and related hosting services;
•	the design and delivery of AI-enabled technologies and analytics platforms;
•	the provision of technology systems and integrated solutions for infrastructure and industrial applications;
•	the delivery of consulting and energy-related services, including power infrastructure planning and asset management services; and
•	the provision of technology solutions services, including procurement, logistics coordination, and deployment support for digital infrastructure projects

In 2024, the Company’s management team determined that it would be in the best interests of the Company and its shareholders to leverage the skills and expertise that have been built up since 2021 to expand into other markets. Duos will continue to develop industry solutions for its target markets addressing rail, trucking, aviation and other vehicle-based processes. In addition, the Company elected to develop new offerings based on its existing technology and formed a new subsidiary in July 2024 called Duos Edge AI (“Edge”). The objective of this new subsidiary is to market a special part of the Rail Inspection Portal (“RIP”) for the provision of high-speed and function processing of data and applications with a focus on reducing latency in response times to end-users. The Company has many years of experience via its expert staff in bringing these types of capabilities to remote locations, also known as “the edge”. Edge processing can be an extremely efficient and lower cost alternative to traditional data centers. The strategy for Edge is to serve rural communities, also known as Tier 3 and 4 markets, and install Edge data centers in these locations thereby providing access to high-speed communications and advanced processing capabilities as a substitute for solutions where large amounts of data are “backhauled” using “the Cloud”. The Company developed these capabilities as an adjunct to its RIP offerings due to the need for fast results (less than 60 seconds) in identifying defects and maintenance issues on moving railcars.

Also in late 2024, the Company formed a third subsidiary, Duos Energy Corporation (“Duos Energy”) with the express purpose of providing consulting services and solutions for the rapidly growing demand for electrical power outside of traditional utilities. As an outgrowth of its new Edge Data Center subsidiary, and the current expert staff on-hand, the Company has engaged with multiple third parties to act in a consulting and ultimately asset management capacity whereby the Companies staff is engaged directly to supply this type of power solutions for multiple uses including for large data centers supporting AI “hyperscalers”. In conjunction with this, in late 2024, The Company engaged with Fortress Investment Group (“FIG”) to assist in FIG’s purchase of approximately 850 Mega Watts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation (“balance-of-plant”). In late November 2024, Sawgrass Buyer LLC, an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, “APR”). Chuck Ferry, our CEO, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024. At closing, Sawgrass Buyer LLC entered into an Asset Management Agreement (“AMA”) with the Company under which a substantial portion of Company staff, including certain members of the management team (including Mr. Ferry), would oversee operations of Sawgrass Buyer LLC. The AMA has a two year term with customary cancellation provisions. At closing, the Company also received a 5%, non-voting ownership interest in Sawgrass APR Holdings, LLC (“Sawgrass Parent”), the ultimate parent company of Sawgrass Buyer LLC. Subsequent to closing, Sawgrass Buyer LLC changed its name to New APR Energy, LLC (“New APR”).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Where the Company has an interest in a Variable Interest Entity (“VIE”), it will consolidate any VIE in which the Company has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both of the characteristics are met, the Company is considered to be the primary beneficiary and therefore will consolidate that VIE into our consolidated financial statements. Investments in partnerships, unincorporated joint ventures and LLCs that maintain specific ownership accounts for each investor are excluded from the scope of ASC 323-10. However, ASC 323-30 provides guidance on applying the criteria for equity method accounting to investments in partnerships, unincorporated joint ventures and LLCs. When an investor in a partnership, unincorporated joint venture or LLC has the ability to exercise significant influence over that investment, it should apply the equity method (ASC 323-10) by analogy (ASC 323-30-25-1). Sawgrass Parent is deemed to be a VIE and the Company holds a 5% interest in Sawgrass Parent and an interest in the subsidiary New APR through the AMA, both of which are considered variable interests. However, the Company does not represent the primary beneficiary as it does not possess the ability to direct the activities that most significantly impact the economic performance of Sawgrass Parent. Accordingly, the Company does not consolidate Sawgrass Parent. Due to the Company’s interest in Sawgrass Parent, it was determined that the Company has significant influence over Sawgrass Parent. Therefore, the Company accounts for its investment in Sawgrass Parent as an Equity Method Investment. The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value of the equity method investment as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. The Company recorded the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024. (See Note 9) For the year ended December 31, 2025, the Company recognized $3,616,500 of contract liabilities as revenue, and $3,616,500 remained as contract liability at December 31, 2025. (See Note 11).

In 2025, the Company’s operations have evolved to focus on scalable, recurring revenue models associated with infrastructure hosting, managed services, infrastructure-related services, and long-term service agreements, particularly in connection with its edge computing platform and digital infrastructure projects.

Digital Infrastructure and Edge Data Centers

Through its subsidiary Duos Edge AI, the Company is engaged in the development and deployment of modular edge data centers designed to provide localized computing capacity for artificial intelligence workloads, data processing, and latency-sensitive applications.

These facilities are intended to support enterprise, telecommunications, and public sector customers, particularly in regional and underserved markets. The Company’s edge data center platform is designed to generate recurring revenues through hosting, colocation, and managed infrastructure services.

The Company has committed capital and operational resources toward the expansion of this platform, which management expects to represent a significant component of its future business activities.

Energy and Consulting Services

Through Duos Energy Corporation, the Company provides consulting and advisory services related to energy procurement, power infrastructure, and grid interconnection, as well as asset management services.

The Company has entered into contractual arrangements, including the AMA that commenced in January 2025, which is contributing to revenues over the contract term. These services support the increasing demand for energy associated with digital infrastructure and data center operations.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Technology Solutions and Infrastructure Services

In 2025, the Company expanded its operations through the establishment of a Technology Solutions business vertical. This business provides infrastructure-related services, including procurement, logistics coordination, vendor management, and deployment support for data center and digital infrastructure projects.

These services are intended to complement the Company’s infrastructure platform and support both internal deployments and third-party customer engagements.

Principles of Consolidation

The consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc., Duos Edge AI, Inc., and Duos Energy Corporation (collectively the “Company”). All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying audited consolidated financial statements include the initial valuation of a non-monetary transaction with a customer, valuation of intangible assets for impairment analysis, allowance on accounts receivable and notes receivable, estimated useful life of long-lived assets, valuation of deferred tax assets, valuation of other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt and stock, valuation of warrant liabilities, valuation of stock-based awards and the valuation of a minority interest in Sawgrass Parent. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Due to the unavailability of Q4-2025 financials from Sawgrass Parent, our equity method investee, the Company has applied a one-quarter lag (in accordance with ASC 323- 10-35-6) in reporting and recording the value of its 5% minority investment. The Company records its 5% interest using the Equity Method as we have significant influence. ASC 323-10-35-4 requires an entity to recognize its share of earnings or loss of an equity method investee which adjusts the carrying amount of the investment and is reflected as earnings or loss in income. Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Sawgrass APR Holdings LLC (the “Agreement”), Net Profit and Net Loss for any Fiscal Year is allocated among the members in such a manner that, as of the end of such fiscal year, the Capital Account Balance of each Member, as increased by the Member’s share of “minimum gain” and “partner minimum gain” (as such terms are used in Treasury Regulations Section 1.704-2), to the extent possible, to be equal to the amount which would have been distributed to such Member pursuant to a Hypothetical Liquidation, as defined in the Agreement, as of the end of the last day of such fiscal year. Under the Hypothetical Liquidation, the assets of Sawgrass Parent are disposed of in a taxable disposition for the book value of such assets and the remaining amounts, after repayment of outstanding obligations are distributed to the members pursuant to the Agreement. Per the Agreement, the Company is entitled to pro-rata distributions only after Preferred Holders have received their Total Contributed Capital and subsequent distributions to Preferred and Incentive Unit Holders have reached the Multiple on Invested Capital (MOIC) Threshold of 1.5 times the initial contributions. Therefore, it is likely that early periods will not generate sufficient earnings to provide the Company with a return in the form of a claim on net assets. Based on the terms of the Agreement our specified allocation of earnings and losses of 5% differs from the allocation of cash from operations and liquidation. Therefore, we will apply the guidance in ASC 970-323-35-17 by analogy, which states, if the specified allocation for earnings differs from the allocation of cash from operations and on liquidation, the investor should not use the specified earnings or loss percentages to determine its share of the investee’s earnings. Rather, the investor should analyze the investment agreement to determine how the increase or decrease in the investee’s net assets during the reporting period would affect the cash that the investor would receive over the investee’s life and on its liquidation.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Reclassification

Certain amounts in the prior period have been reclassified to conform to current period presentation as presented below. There was no net effect of these reclassifications on the consolidated balance sheets.

	Prior Period 2024 Presentation	Current period 2024 Presentation

Accounts Receivable, net	$403,441	$109,007
Accounts Receivable, net related parties	—	294,434
	$403,441	$403,441

Contract Liabilities, current	$11,805,018	$—
Contract Liabilities, current – Technology Systems		403,634
Contract Liabilities, current – CN digital agreement	—	2,192,484
Contract Liabilities, current – Services and Consulting	—	592,400
Contract Liabilities -current – related parties	—	8,616,500
	$11,805,018	$11,805,018
Contract Liabilities, less current portion	11,016,134	—
Contract Liabilities, less current portion - CN digital agreement	—	7,399,634
Contract Liabilities, less current portion – related parties	—	3,616,500
	$11,016,134	$11,016,134

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of December 31, 2025, the Company had balances in a financial institution which combined exceeded federally insured limits by approximately $14,414,837. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2025, two customers accounted for 69% (related party) and 13% (related party) of revenues. For the year ended December 31, 2024, four customers accounted for 34%, 31%, 13%, and 12% of revenues.

At December 31, 2025, one customer, a related party, accounted for 88% of accounts receivable. At December 31, 2024, three customers accounted for 73%, 17% and 10%, of accounts receivable. Much of the credit risk is mitigated due to historical timely payments of our Customers.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Geographic Concentration

Approximately 7% and 45% of revenue for the years ended December 31, 2025 and 2024, respectively, is generated from customers outside of the United States.

Significant Vendors and Concentration of Credit Risk

In some instances, the Company relies on a limited pool of vendors for key components related to the manufacturing of its subsystems. These vendors are primarily focused on data center hosting, camera, server and lighting technologies integral to the Company’s solution. Where possible, the Company seeks multiple vendors for key components to mitigate vendor concentration risk.

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
$—

The Company had no such financial instruments at December 31, 2025.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Accounts Receivable

The Company follows ASC 326, "Financial Instruments - Credit Losses" for accounts receivable. In accordance with ASC 326, an allowance for credit losses is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers.

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

The Company classifies inventory as a current asset when it is expected to be sold or utilized in production or under maintenance contracts within the normal operating cycle, typically twenty-four months. Inventory that is determined to be slow-moving or not expected to be sold or utilized within the next twenty-four months is reclassified to non-current assets under Non-current inventory

The assessment of slow-moving inventory is based on historical sales trends, demand forecasts, and management’s judgment regarding market conditions. Once reclassified, the inventory is reviewed annually for impairment, and any necessary write-downs are recognized in the consolidated statement of operations.

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

As of December 31, 2025 and December 31, 2024, the Company classified $391,770 and $196,315 of inventory to non-current assets due to extended product cycles.

Intangible Asset

In May 2024, the Company recognized an intangible asset which represents digital image data rights received under a license agreement as non-monetary consideration under a five-year customer contract. The intangible asset was being amortized over the five-year contractual term. This asset was fully impaired in 2025 (See Note 7).

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Patents and Trademarks

Patents and trademarks which are stated at amortized cost, relate to the development of video surveillance security system technology, intelligent video analytics, security systems and modular data center infrastructure and are being amortized over 17 years.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Sawgrass Parent is deemed to be a VIE and the Company holds a 5% interest in it and an interest in the subsidiary New APR through the AMA, both of which are considered variable interests. However, the Company does not represent the primary beneficiary as it does not possess the ability to direct the activities that most significantly impact the economic performance of Sawgrass Parent. Accordingly, the Company does not consolidate Sawgrass Parent. Due to the Company’s interest in Sawgrass Parent, it was determined that the Company has significant influence over Sawgrass Parent. Therefore, the Company accounts for its investment in Sawgrass Parent as an Equity Method Investment.

The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value of the equity method investment as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. The Company initially recorded the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024. Revenue recognition started January 1, 2025. The Company recorded revenue for the year ended December 31, 2025 in the amount of $3,616,500 with remaining deferred revenue of $3,616,500 as of December 31, 2025.

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses on this equity method investment were recognized during the years ended December 31, 2025 or 2024. See further disclosure of accounting policies related to this equity method investment above under “Use of Estimates.”

Product Warranties

The Company has a 90-day warranty period for materials and labor after final acceptance of a project. If any parts are defective they are replaced under our vendor warranty which is usually 12 to 36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of December 31, 2025 and 2024, the warranty costs have been de-minimis, therefore no accrual of warranty liability has been made.

Loan Costs

Loan costs paid to lenders, or third parties are recorded as debt discounts to the related loans and amortized to interest expense over the loan term.

Sales Returns

Our systems are sold as integrated systems and there are no sales returns allowed.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Revenue is recognized by evaluating our revenue contracts with customers based on the five-step model under ASC 606:

1.	Identify the contract with the customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to separate performance obligations; and

5.	Recognize revenue when (or as) each performance obligation is satisfied.

The Company generates revenue from six sources:

(1)	Technology Systems

(2)	AI Technologies
(3)	Technical Support including related party revenues from the AMA agreement which began in January 2025
(4)	Consulting services including related party revenues from the AMA agreement which began in January 2025
(5)	Hosting
(6)	Technology Solutions

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Technical Support

Technical support services are provided on both an as-needed and extended-term basis and may include providing both parts and labor. Maintenance and technical support provided outside of a maintenance contract are on an “as-requested” basis, and revenue is recognized over time as the services are provided. Revenue for maintenance and technical support provided on an extended-term basis is recognized over time ratably over the term of the contract. This includes related party revenue from the AMA which began on January 1, 2025 related to installation and maintenance of certain assets deployed by New APR.

Consulting Services

The Company’s consulting services business generates revenues under contracts with customers from four sources: (1) Professional Services (consulting and auditing and including revenues from the AMA agreement which began in January 2025); (2) Software licensing with optional hardware sales; (3) Customer service training, and (4) Maintenance/support

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

(4)

Maintenance/support is an optional product sold to our software license customers under one-year contracts. Accordingly, maintenance payments received upfront are deferred and recognized over the contract term;

Hosting

The Company generates hosting revenue from deploying and operating edge data centers, which provide customers with dedicated cabinet space on a monthly basis. The revenue from hosting consists of fixed monthly fees per cabinet, recognized as revenue ratably over the contractual hosting term, as the Company provides continuous access to the hosted infrastructure and related services.

Technology Solutions

Integrated infrastructure solutions, including procurement, logistics, and deployment support services introduced as a business vertical in 2025. Technology Solutions provides infrastructure-related services, including manufacturer-agnostic sourcing of equipment, logistics coordination, supply chain management, and fulfillment services in support of digital infrastructure and data center deployments. These services are designed to complement the Company’s edge data center platform and address customer requirements for supply chain efficiency, reduced lead times, and execution support.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Multiple Performance Obligations and Allocation of Transaction Price

Arrangements with customers may involve multiple performance obligations including project revenue and maintenance services in our Technology Systems business. Maintenance will occur after the project is completed and may be provided on an extended-term basis or on an as-needed basis. In our consulting services business, multiple performance obligations may include any of the above six sources. Training and maintenance on software products may occur after the software product sale while other services may occur before or after the software product sale and may not relate to the software product. Revenue recognition for a multiple performance obligations arrangement is as follows:

Each performance obligation is accounted for separately when each has value to the customer on a standalone basis and there is Company specific objective evidence of the selling price of each deliverable. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative selling prices as determined by the price of the items when sold separately. Once the selling price is allocated, the revenue for each performance obligation is recognized using the applicable criteria under GAAP as discussed above for performance obligations sold in single performance obligation arrangements. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement are combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue is then determined for those combined deliverables as a single unit of accounting. The Company sells its various services and software and hardware products at established prices on a standalone basis which provides Company specific objective evidence of selling price for purposes of performance obligations related to selling price allocation. The Company only sells maintenance services or spare parts based on its established rates after it has completed a system integration project for a customer. The customer is not required to purchase maintenance services. All elements in multiple performance obligations arrangements with Company customers qualify as separate units of account for revenue recognition purposes.

Cost of Revenues

Cost of revenues consists primarily of expenses related to our four lines of business: Technology Systems, Services, Consulting, Hosting and Technology Solutions. These costs include inventory, shipping, certain fixed labor and overhead, and allocated depreciation and amortization, as applicable to each line of business.

Advertising

The Company expenses the cost of advertising. During the years ended December 31, 2025 and 2024, there were no advertising costs.

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

The Company accounts for forfeitures as they occur.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2025, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

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

At December 31, 2025, there were (i) an aggregate of 375,276 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 355,003 shares of common stock, (iii) 333,000 common shares issuable upon conversion of Series D Convertible Preferred Stock, (iv) 4,789,273 common shares issuable upon conversion of Series E Convertible Preferred Stock, and (v) 0 common shares issuable upon conversion of Series F Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

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

Leases that are clearly insignificant will not be accounted for under ASC 842 and instead the Company will recognize lease payments in expense as incurred.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Operating ROU assets represent the right to use the leases asset for the lease term and operating lease liabilities are recognized based on the present value of minimum lease payment over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date to determine the present value of future payments. The lease term includes all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administration expenses in the consolidated statements of operations.

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

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced transparency through greater disaggregation in the effective tax rate reconciliation and expanded disclosures of income taxes paid by jurisdiction. These requirements apply to all public company filers and are intended to help users better understand the drivers of differences between statutory and effective tax rates. It requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets. This guidance permits entities to apply a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. The Company is currently assessing the impact of adopting ASU 2025-05.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). The guidance modernizes the recognition and disclosure framework for internal-use software costs by removing all references to software development project stages so that the guidance is neutral to different software development methods. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and can be applied using a prospective, retrospective or modified transition approach with early adoption permitted. The Company is evaluating the impact of adopting ASU 2025-06.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $9,835,031 for the year ended December 31, 2025. During the same period, cash used in operating activities was $13,748,223. The working capital surplus and accumulated deficit as of December 31, 2025, were $11,986,673 and $84,203,040, respectively.

The Company successfully raised approximately $3,544,689 in gross proceeds from the sale of common stock through its At-The-Market (ATM) offering program in 2024 and raised an additional $8,927,347 in gross proceeds from the ATM in 2025. Furthermore, in 2025, the Company raised approximately $45 million from other equity offerings in 2025. More recently on February 26, 2026, the Company priced a public offering of its common stock for gross proceeds of approximately $65 million. The offering closed on March 2, 2026, and was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplements filed with the SEC. The capital raised is expected to bolster the Company’s balance sheet and position it to pursue strategic initiatives related to Duos Edge AI, from a stronger financial foundation. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

In addition, management has taken and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, with the combination of its current capital and commercial sales success, it will have sufficient working capital to meet its obligations over the following twelve months. Recently, the Company has seen growth in its contracted backlog as well as significant, positive signs from new commercial projects that indicate improvements in future revenues.

Management believes that, at this time, the conditions in our traditional market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported could put a strain on our cash reserves. However, given the Company’s current capital, the anticipated steady cash flow from the Hosting and Technology solutions line of business and proven ability to raise capital via the public markets indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We expect to continue executing the plan to grow our business and achieve profitability as previously discussed. The Company may selectively look at opportunities for fundraising in the future including potential debt offerings to support asset acquisitions. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

While no assurance can be provided, management believes that these actions provide the opportunity for the Company to continue as a going concern and to grow its business and achieve profitability with access to additional capital funding. Ultimately the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing the plan described above which was put in place in late 2024 and will continue in 2026 and beyond. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable were as follows at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Accounts receivable	$730,211	$185,044
Accounts receivable, related parties	5,304,231	294,434
Allowance for credit losses	—	(76,037)
Accounts receivable, net	$6,034,442	$403,441

The Company recorded credit loss (recovery) expense in the amount of $(76,037) and $76,037 for the years ended December 31, 2025 and December 31, 2024, respectively.

A summary of the activity related to our allowance for credit losses at December 31, 2025 and 2024 is summarized below.

	December 31, 2025	December 31, 2024
Allowance for credit losses, beginning balance	$(76,037)	$—
Allowance for credit losses provision	—	(76,037)
Less recoveries	76,037	—
Allowance for credit losses, ending balance	$—	$(76,037)

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Furniture and Fixtures	$161,097	$132,018
Tools and Equipment	1,618,643	1,569,034
EDC PODS and Generators	1,791,061	—
Leasehold Improvements	306,910	298,004
Construction in Progress	25,589,371	2,099,493
Internal Use Software	381,441	381,441
	29,848,523	4,479,990
Accumulated Depreciation	(2,110,717)	(1,708,211)
Property and Equipment, net	$27,737,806	$2,771,779

	December 31, 2025	December 31, 2024
Internal Use Software consisted of the following:
Internal Use Software	$381,441	$381,441
Accumulated Depreciation	(322,487)	(225,429)
Internal Use Software, net	$58,954	$156,012

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

	December 31, 2025	December 31, 2024
Depreciation Expense:
Property and equipment, excluding internal use software	$305,447	$239,302
Internal Use Software amortization expense	97,058	92,280
	$402,505	$331,582

NOTE 5 – PATENTS AND TRADEMARKS

	December 31, 2025	December 31, 2024
Patents	$476,578	$405,007
Accumulated Amortization	(290,505)	(277,707)
Patents and trademarks, net	$186,073	$127,300

Amortization expense for the years ended December 31, 2025 and 2024 was $12,799 and $11,375, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

	December 31, 2025	December 31, 2024
Software Development	$796,807	$796,807
Construction in Progress	—	72,872
Accumulated amortization	(701,532)	(466,296)
Software Development, net	$95,275	$403,383

The following is a schedule of estimated future amortization expense of software development costs at December 31, 2025:

2026	81,656
2027	13,619
$95,275

Amortization of software development costs for the years ended December 31, 2025 and 2024 was $235,237 and $249,454, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

NOTE 7 – INTANGIBLE ASSET

In May 2024, the Company recorded an intangible asset with a fair value of $11,161,428. This asset represented non-monetary consideration received under a 5-year customer contract, in which the Company would provide maintenance services to the customer. The intangible asset represents Digital Image data rights in the form of a license agreement received by the Company from the customer.

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

On the contract inception date, the Company recorded deferred revenue of $11,161,428 as contract liabilities with a current and non-current component, and then immediately recognized $199,008 of this deferred revenue relating to the completed pilot program. The remaining deferred revenue was being recognized over the 5-year term.

In accordance with ASC 350-30-35-1, the amortization for the intangible asset is based on its useful life and the useful life of an intangible asset is the period over which it is expected to contribute directly or indirectly to the future cash flows of that entity. Accordingly, amortization of the intangible asset was recognized over the life of the contract of five years.

During the year ended December 31, 2025, the Company evaluated its long-lived assets for impairment in accordance with ASC 350-30-35-14, which requires finite-lived intangible assets to be tested for impairment under ASC 360 when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Management identified impairment indicators during 2025 related to its CN Digital Image data rights, including (i) a significant adverse change in the extent and manner in which the asset was being used, (ii) adverse legal and contractual developments, (iii) the absence of current and projected cash flows, and (iv) the expectation that the asset would be terminated or otherwise disposed of significantly before the end of its previously estimated useful life.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The Company generated minimal subscription revenue from the licensed data, and during 2025 the Company ceased providing the related maintenance services. In addition, contractual disputes arose between the parties, and by late 2025 both parties had ceased performance and were negotiating termination of the arrangement.

As a result of these events, the Company performed a recoverability test as of December 31, 2025 by comparing the carrying amount of the asset to the sum of its estimated undiscounted future cash flows. The Company determined that the carrying amount of the asset was not recoverable, as estimated undiscounted future cash flows were negligible. The Company measured the impairment loss based on the asset’s estimated fair value as of December 31, 2025. Given the absence of historical or expected future cash flows, the lack of an observable market for the asset, and the ongoing contractual dispute, the Company determined that the fair value of the Digital Image data rights was zero.

Accordingly, the Company recorded an impairment of $8,130,461, representing the full carrying amount of the Digital Image data rights. Because the asset was originally recognized as part of a non-cash exchange with a corresponding deferred liability offset recorded on the balance sheet, the impairment was recorded by eliminating both the intangible asset and the related deferred liability. As a result, the impairment did not impact the Company’s consolidated statements of operations for the year ended December 31, 2025.

NOTE 8: CASH ADVANCE PAYMENT – SAWGRASS APR HOLDINGS LLC

Amount
Cash as of December 31, 2024	$5,000,000
Contract liabilities, current of December 31, 2025	—
Revenue recognized for the year ended December 31, 2025	$5,000,000

In December 2024, the Company entered into a series of contracts with Fortress under which the Company deploys and operates a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to New APR in connection with the assets. In exchange for services performed under the Asset Management Agreement (“AMA”), the Company received an advance cash payment and common units in Sawgrass Parent (see Note 9). The Company accounted for the arrangement with New APR as Revenue from contracts with customers. New APR advanced the Company $5.0 million in cash upon execution of the contract, which was recorded as a contract liability and was applied ratably on a monthly basis against amounts incurred under the AMA for a period of 12 months in 2025. In the event that the AMA was terminated within the first 12 months, any balance remaining of the advanced funds would have been credited in full to the Company.

The advanced consideration did not provide the benefit of financing as the cash was consumed within the first year of the contract to align the interests of both parties under the AMA. As of December 31, 2025, deferred revenue under the arrangement was zero , comprised of the $5.0 million advance payment less $5.0 million recognized as earned revenue under the AMA for the 12 months ended December 31, 2025.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

NOTE 9 – EQUITY INVESTMENT – SAWGRASS APR HOLDINGS LLC

	December 31, 2025	December 31, 2024
Equity Investment - Sawgrass APR Holdings LLC	$7,233,000	$7,233,000

At the close of business December 31, 2024, Duos Energy Corporation, a subsidiary, executed the AMA with New APR to manage its operations. The Company’s CEO is also the CEO of New APR and the operations of New APR are housed in the same facility as the Company in Jacksonville, Florida.

The Company was issued a 5% non-voting ownership interest in Sawgrass Parent, in the form of 25,882,353 common units, which is accounted for using the equity method. The Company determined the equity method was appropriate since Sawgrass Parent is considered a related party due to common management and the Company can exert significant influence over the operations of New APR. The Company concluded that the arrangement with New APR is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration under ASC 606-10-32-31. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA which will be recognized over a period of two years, the initial contractual term of the AMA. The Company recorded $7.2 million of an equity method investment asset and $7.2 million of contract liabilities for services to be performed under the AMA. For the year ended December 31, 2025, the Company did not recognize any equity in net income (loss) of the investee.

For the year ended December 31, 2025, the Company recognized $3,616,500 of contract liabilities as revenue, and $3,616,500 remained as contract liability at December 31, 2025. (See Note 11).

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized for the year ended December 31, 2025.

NOTE 10 – DEBT

Notes Payable – Insurance Premium Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	December 31, 2025		December 31, 2024
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$—	7.65%	$13,002	8.00%
Third Party - Insurance Note 2	2,041	—	4,070	—
Third Party - Insurance Note 3	—	—	—	—
Total	$2,041		$17,072

The Company entered into an agreement on April 15, 2024 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $154,338, secured by that policy with an annual interest rate of 8.00% and payable in 10 monthly installments of principal and interest totaling $16,023. The Company renewed its agreement on April 15, 2025 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $207,207 with a down payment in the amount of $42,241in the second quarter of 2025 and ten monthly installments of $17,140, The Company paid off the debt in the third quarter. At December 31, 2025 and December 31, 2024, the balance of Insurance Note 1 was $0 and $13,002, respectively.

The Company entered into an agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,480, and payable in 12 monthly installments of $2,040. The Company renewed its agreement effective February 3, 2025 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,594 in the second quarter of 2025 and twelve monthly installments of $2,050. There were also audit premium adjustments in the amount of ($6,084). At December 31, 2025 and December 31, 2024, the balance of Insurance Note 2 was $2,041 and $4,040, respectively.

The Company entered into an agreement on February 3, 2024 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $245,798 with a down payment paid in the amount of $84,473 in the first quarter of 2024 and ten monthly installments of $20,166. The Company renewed its agreement on February 3, 2025 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $249,448, with a down payment paid in the amount of $119,535 in the first quarter of 2025 and seven monthly installments of $18,559. At December 31, 2025 and December 31, 2024, the balance of Insurance Note 3 was $0 and $0, respectively due to early payoff.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

As security for the Notes, Duos Edge AI granted a first priority security interest in the equipment installed, as well as all revenues from such equipment and the Company pledged all proceeds from the sale of shares of Common Stock under its ATM facility. All of the pledged revenues from the equipment and the ATM facility were deposited in a blocked account and used solely to repay the Notes until they are repaid in full. In November 2024, the Company obtained the lenders’ consent waiving the requirement to deposit ATM proceeds in a separate blocked account and to utilize the ATM proceeds for general corporate purposes, provided that any such amounts had to be deposited in the blocked account on or prior to December 1, 2025. The Notes could be prepaid without any prepayment penalties, provided that any prepayments made proportionately to each Note.

This transaction was accounted for in accordance with ASC 470, which provides guidance on the accounting for debt and debt modifications. The Company was in compliance with all covenants and conditions associated with the Notes as of August 6, 2025 (See below).

In connection with the Notes, the Company issued warrants to purchase 92,727 shares of Common Stock to 21 April Fund LP and 207,273 shares of Common Stock to 21 April Fund Ltd. The warrants had an exercise price of $3.00 and were exercisable at any time on or prior to the close of business on the five 5-year anniversary of the original issuance date of July 22, 2024. The warrants contained a fundamental transaction provision whereby the Company might have to make a cash payment to the warrant holder on a fundamental transaction trigger date. Accordingly, the warrants met the criteria to be accounted for as a derivative liability instrument.

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

The Company made early payments on the Notes in 2025, through August 2025 in the amount of $2,200,000 of principal and $188,356 of accrued interest.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The promissory Notes Payable at December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Notes Payable	$—	$2,200,000
Unamortized Discount	—	(441,604)
Notes Payable, net	$—	$1,758,396

Amortization of the discount from the Notes for the year ended December 31, 2025 and 2024 was $345,886 and $184,002 which is included in interest expense and the remaining discount at the final payoff date in 2025 of $95,718 was recorded as a loss on extinguishment of debt.

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

NOTE 11 – REVENUES AND CONTRACT ACCOUNTING

Revenue Recognition and Contract Accounting

The Company generates revenue from six sources: (1) Technology Systems; (2) AI Technology which is included in the consolidated statements of operations line-item Technology Systems; (3) Technical Support; (4) Consulting Services which is included in the consolidated statements of operations line-item Services and Consulting; (5) Hosting and (6) Technology Solutions.

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

At December 31, 2025 and 2024, contract assets on uncompleted contracts consisted of the following:

	2025	2024
Cumulative revenues recognized	$10,022,709	$9,916,761
Less: Billings or cash received	(9,280,987)	(9,280,987)
Contract Assets	$741,722	$635,774

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

At December 31, 2025 and December 31, 2024, contract liabilities consisted of the following:

Year ended December 31, 2025

	Technology Systems	Services and Consulting	Technology Solutions	CN Digital Agreement	Services and Consulting- Related Parties	Total
Beginning balance at December 31, 2024	$403,634	$592,400	—	$9,592,118	$12,233,000	$22,821,152
Revenue recognized from the beginning balance	(269,303)	(592,400)	—	—	(8,616,500)	(9,478,203)
Billings during the year	—	1,014,159	1,132,164	—	—	2,146,323
Revenue recognized from current billings	—	(844,790)	—	(1,461,657)	—	(2,306,447)
Impairment	—	—	—	(8,130,461)		(8,130,461)
Ending balance at December 31, 2025	$134,331	$169,369	$1,132,164	$—	$3,616,500	$5,052,364

Contract liabilities, less current portion	$(134,331)	$(169,369)	$(1,132,164)	—	$(3,616,500)	$(5,052,364)
Contract liabilities, non-current portion	—	—	—	—	—	—

Year ended December 31, 2024

	Technology Systems	Services and Consulting	Technology Solutions	CN Digital Agreement	Services and Consulting- Related Parties	Total
Beginning balance at December 31, 2023	$1,064,682	$601,561	$—	$—	$—	$1,666,243
Revenue recognized from the beginning balance	(661,048)	(601,561)	—	—	—	(1,262,609)
Billings during the year	—	1,578,293	—	11,161,428	13,154,562	25,894,283
Revenue recognized from current billings	—	(985,893)	—	(1,569,310)	(921,562)	(3,476,765)
Impairment	—	—	—	—	—	—
Ending balance at December 31, 2024	$403,634	$592,400	$—	$9,592,118	$12,233,000	$22,821,152

Contract liabilities, less current portion	$(403,634)	$(592,400)	—	$(2,192,484)	$(8,616,500)	$(11,805,018)
Contract liabilities, non-current portion	—	—	—	$7,399,634	$3,616,500	$11,016,134

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Technology Systems

At December 31, 2025 and 2024 contract liabilities, technology systems consisted of the following:

	December 31,
	2025	2024
Billings and/or cash receipts on uncompleted contracts	$1,264,658	$1,264,658
Less: Cumulative revenues recognized	$(1,130,327)	$(861,024)
Contract liabilities, technology systems, current	$134,331	$403,634

The Company expects to recognize all current contract liabilities within 12 months from the respective consolidated balance sheet date.

CN Digital Agreement

In May 2024, the Company recorded an initial deferred revenue as a contract liability in the amount of $11,161,428 of which $199,008 related to a pilot program was immediately recognized as revenue (See Note 7) and another $1,569,310 was recognized in 2024. During the year ended December 31, 2025, the Company recognized revenue of $1,461,567 from this deferred revenue. This contract liability resulted from a five-year contract with a customer where the Company received non-monetary consideration recorded as intangible assets (See Note 7). This transaction was accounted for under ASC 606-10-32-21 through ASC-606-10-32-24, Non-Cash Consideration. The performance obligations, which include various support and maintenance services will be recognized as revenue pro-rata over time during the five-year contract term. The current contract liabilities of zero for just this contract as of December 31, 2025 relate to the portion of the contract value the Company expects to recognize pro-rata within the next twelve months. The Company performed a recoverability test as of December 31, 2025 by comparing the carrying amount of the asset to the sum of its estimated undiscounted future cash flows. The Company determined that the carrying amount of the asset was not recoverable, as estimated undiscounted future cash flows were negligible. The Company measured the impairment loss based on the asset’s estimated fair value as of December 31, 2025. Given the absence of historical or expected future cash flows, the lack of an observable market for the asset, and the ongoing contractual dispute, the Company determined that the fair value of the CN Digital Image data rights License was zero.

Accordingly, the Company recorded an impairment of $8,130,461, representing the full carrying amount of the CN Digital Image License. Because the asset was originally recognized as part of a non-cash exchange with a corresponding deferred liability offset recorded on the balance sheet, the impairment was recorded by eliminating both the intangible asset and the related deferred liability. As a result, the impairment did not impact the Company’s consolidated statements of operations for the year ended December 31, 2025.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Services and Consulting Related Parties

In December 2024, the Company entered into a series of contracts with Fortress under which the Company will deploy and operate a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to Sawgrass in connection with the assets. In exchange for services performed under the Asset Management Agreement (“AMA”), the Company received an advance cash payments and common units in Sawgrass (see Note 9). Sawgrass paid the Company $5.0 million in cash upon execution of the contract, which was applied ratably on a monthly basis against amounts incurred under the AMA for a period of 12 months in 2025. In the event that the AMA is terminated within the first 12 months, any balance remaining of the advanced funds would be credited in full to Duos.

As of December 31, 2024, deferred revenue under the arrangement was $5.0 million, comprised of the $5.0 million advance payment. The Company recognized $5.0 million in revenue under the AMA during the year ended December 31, 2025.

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

As of December 31, 2025, the balance in contract liabilities pertaining to the value of the equity method interest will be recognized as revenue as follows:

Calendar Year	Amounts
2026	3,616,500
Contract Liabilities	$3,616,500

Disaggregation of Revenue

The Company is following the guidance of ASC 606-10-55-296 and 297 for disaggregation of revenue. Accordingly, revenue has been disaggregated according to the nature, amount, timing and uncertainty of revenue and cash flows. We are providing qualitative and quantitative disclosures.

Qualitative:

1. We have six distinct revenue sources:

a. Technology Systems (Turnkey, engineered projects);

b. AI Technology (Associated maintenance and support services);

c. Technical Support (Operational support, asset management of power generation systems); and

d. Consulting Services (Predetermined algorithms to provide important operating information to the users of our systems).

e. Hosting (Deployment and operation of edge data centers, providing customers with cabinet space and related infrastructure service)

f. Technology Solutions - delivers manufacturer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Quantitative:

For the year Ended December 31, 2025

Segments	Technologies	Technology Solutions	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$4,261,642	$349,166	$56,000	$22,356,843	$27,023,651

Major Goods and Service Lines

Turnkey Projects	$373,270	$—	$—	$—	$373,270
Maintenance and Support	3,888,372	349,166	56,000	22,356,843	26,650,381
	$4,261,642	$349,166	$56,000	$22,356,843	$27,023,651

Timing of Revenue Recognition

Goods transferred over time	$373,270	349,166	$—	$—	$722,436
Services transferred over time	3,888,372	—	56,000	22,346,843	26,301,215
	$4,261,642	$349,166	$56,000	$22,356,843	$27,023,651

For the year Ended December 31, 2024

Segments	Technologies	Technology Solutions	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$6,359,323	$—	$—	$921,562	$7,280,885

Major Goods and Service Lines

Turnkey Projects	$2,252,357	$—	$—	$—	$2,252,357
Maintenance and Support	4,106,966	—	—	921,562	5,028,528
	$6,359,323	$—	$—	$921,562	$7,280,885

Timing of Revenue Recognition

Goods transferred over time	$2,252,357	$—	$—	$—	$2,252,357
Services transferred over time	4,106,966	—	—	921,562	5,028,528
	$6,359,323	$—	$—	$921,562	$7,280,885

Revision of Disaggregation of Revenue

For the year ended December 31, 2025 and 2024, the Company has revised the presentation of disaggregated revenue compared to the presentation included in our Form 10-K for the year ended December 31, 2024. The revision was made to better align with the nature, timing, and uncertainty of revenue and cash flows arising from our contracts with customers. Comparative amounts for the prior period have been reclassified where necessary to conform to the current period presentation. These changes did not impact consolidated revenue previously reported.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

NOTE 12 – SEGMENT REPORTING

Beginning on January 1, 2025, the Company operates in four operating and reportable segments which consist of (1) applying machine vision and AI to analyze high-speed objects and generate revenue from system installations, AI integrations, support, and consulting, herein known as the “Technologies” segment, (2) deploying Edge Data Centers for localized data processing in rural and underserved markets, herein known as the “Data Center Hosting & Related Services” segment, (3) delivering manufacturer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments, herein known as the “Technology Solutions” and (4) providing Asset Management Services under the AMA with New APR, managing mobile gas turbines and related assets, herein known as the “Asset Management Services” segment. The Company has determined that these reportable segments were strategic business units that offer different products and services. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

The Company’s Technologies segment applies machine vision and AI to monitor and analyze high-speed objects such as trains, trucks, automobiles, and aircraft, and generates revenue through its technology systems, AI applications, ongoing technical support, and consulting services.

The Technology Solutions business unit, which delivers manufacturer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Information with respect to these reportable business segments for the years ended December 31, 2025 and 2024 was as follows:

At Year ended December 31, 2025

	Technologies	Technology Solutions	Data Center Hosting & Related Services	Asset Management Services	Corporate and Unallocated	Consolidated
Net revenues	$4,261,642	$349,166	$56,000	$22,356,843	$—	$27,023,651

Cost of revenues	3,371,115	320,143	157,171	15,297,513	—	19,145,942
Operating Expenses (excluding depreciation and amortization)	10,091,441	247,481	2,783,045	—	2,437	13,124,404
Depreciation and amortization	581,747	—	295	—	—	582,042
Stock Compensation	—	—	—	—	3,934,141	3,934,141
Income (loss) from operations	(9,782,661)	(218,458)	(2,884,511)	7,059,330	(3,936,578)	(9,762,878)
Interest Expense	(3,265)	—	(435,996)	—	—	(439,261)
Gain (Loss) on extinguishment of debt	—	—	(95,718)	—	—	(95,718)
Other Income	63,954	—	25,645	5,497	367,730	462,826
Income (loss) before provision for income taxes	(9,721,972)	(218,458)	(3,390,580)	7,064,827	(3,568,848)	(9,835,031)
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$(9,721,972)	$(218,458)	$(3,390,580)	$7,064,827	$(3,568,848)	$(9,835,031)

At Year ended December 31, 2024

	Technologies	Technology Solutions	Data Center Hosting & Related Services	Asset Management Services	Corporate and Unallocated	Consolidated
Net revenues	$6,359,323	$—	$—	$921,562	$—	$7,280,885
						—
Cost of revenues	5,869,379	—	—	942,291	—	6,811,670
Operating Expenses (excluding depreciation and amortization)	8,785,917	—	478,948	—	—	9,264,865
Depreciation and amortization	2,161,647	—	75	—	—	2,161,722
Stock Compensation	—	—	—	—	26,154	26,154
Income (loss) from operations	(10,457,620)	—	(479,023)	(20,729)	(26,154)	(10,983,526)
Interest Expense	(3,865)	—	(282,249)	—	—	(286,114)
Change in fair value of warrant liabilities	—	—	—	—	245,980	245,980
Gain (Loss) on extinguishment of warrant liabilities	—	—	—	—	379,626	379,626
Other Income	(126,486)	—	5,628	435	—	(120,423)
Income (loss) before provision for income taxes	(10,587,971)	—	(755,644)	(20,294)	599,452	(10,764,457)
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$(10,587,971)	$—	$(755,644)	$(20,294)	$599,452	$(10,764,457)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Total assets by segment on December 31, 2025 and December 31, 2024 were:

	December 31, 2025	December 31, 2024
Technologies	$2,266,518	$11,819,377
Technology Solutions	581,366	—
Data Center Hosting & Related Services	28,024,994	4,131,189
Asset Management Services	12,537,718	7,530,274
Corporate and Unallocated	19,998,819	11,477,837
	$63,409,415	$34,958,677

All assets are located in the United States.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021, and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration and also accommodates a larger anticipated workforce and manufacturing facility. On November 24, 2021, the lease was amended to commence on December 1, 2021, and end on May 31, 2032. The Company recognized an ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. Per the contract, in the 18th month and every 12th month thereafter, the security deposit is reduced by $50,000 and now stands at $450,000. The right of use asset balance at December 31, 2025, net of accumulated amortization, was $3,650,717.

The office and warehouse lease has a remaining term of approximately 6.5 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of-use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	December 31,
	2025	2024
Lease cost:
Operating lease cost	$781,638	$781,638
Short-term lease cost	$21,788	$21,909

Other information:
Operating cash outflow used for operating leases	$798,556	$779,087
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	6.5 years	7.5 years

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

As of December 31, 2025, future minimum lease payments due under our operating leases are as follows:

Amount
Calendar year:
2026	$818,518
2027	838,984
2028	859,856
2029	880,357
Thereafter	2,303,214
Total undiscounted future minimum lease payments	5,700,929
Less: Impact of discounting	(1,429,929)
Total present value of operating lease obligations	4,271,000
Current portion	(818,519)
Operating lease obligations, less current portion	$3,452,481

The Company leases multiple land locations for deployment and operation of its modular edge data centers with monthly lease payments of $1 and a term of 5 to 10 years. Certain lease arrangements include variable payments from the Company to the landlords under revenue sharing arrangements calculated as a percentage of revenues generated from colocation services at the respective sites. Variable lease payments are excluded from the measurement of operating lease liabilities and will be expensed in the period incurred. Additionally, certain landlords for these sites may also be customers of the Company in the future whereby they will rent server rack space in the data centers.

On August 1, 2025, Duos Edge AI, Inc., a subsidiary of the Company, entered  into a commercial ground lease with a term of ten years commencing upon delivery of a modular structure to the premises, with one five-year renewal option. Base monthly rent is $2,500 for the first year or until installation of a second modular structure, increasing to $3,500 thereafter. If renewed, monthly rent will be $4,300 during the renewal term. On December 1, 2025, Duos Edge AI, a subsidiary of the Company entered into a commercial ground lease with a term of ten years commencing upon delivery of a modular structure to the premises, with one five-year renewal option. Base monthly rent is $1,500 for month until the renewal term. The lease requires the tenant to pay real estate taxes, common area maintenance charges, utilities, and maintain insurance coverage. Tenant is responsible for all costs associated with site preparation and installation of improvements, including modular structures and backup power systems. As of December 31, 2025, future minimum lease payments due under these operating leases are as follows:

Calendar year:	Amount
2026	$53,000
2027	60,000
2028	60,000
2029	60,000
Thereafter	341,000
Total undiscounted future minimum lease payments	574,000
Less: Impact of discounting	(209,543)
Total present value of operating lease obligations	364,457
Current portion	(53,000)
Operating lease obligations, less current portion	$311,457
Weighted average discount rate	10.0%
Weighted average remaining lease term	9.6 years

The present value of these payments is approximately $364,523, which was initially recorded as a lease liability and right-of-use asset on the consolidated balance sheet, with $53,000 classified as a current liability and $311,457 as a non-current liability as of December 31, 2025. The right-of-use asset was $357,561 as of December 31, 2025. See Note 1 Summary of Significant Accounting Policies for the Company’s materiality threshold applied to lease accounting under ASC 842.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

December 31, 2025
Lease Cost:
Operating lease cost	$18,396
Cash outflow	$11,500

Master Lease Agreement

On November 1, 2024, the Company entered into a Master Lease Agreement (“MLA”) for a total lease obligation of $2,662,282. The lease was structured with a repayment term of 66 months, with fixed monthly payments commencing on December 10, 2024. At the end of the lease term, the Company had the option to purchase the leased asset for $1.

In accordance with ASC 842, the lease is classified as a finance lease, as the $1 buyout option indicates a transfer of ownership. As a result, the Company has recorded a right-of-use asset and a corresponding lease liability on its balance sheet. Interest expense and amortization of the right-of-use asset was being recognized over the lease term. Management believes this lease structure supports the Company’s operational and financial objectives.

In the third quarter 2025, the Company exercised its purchase option under the MLA and settled the obligation early with a payment of $2,150,000. Accordingly, the Company derecognized the remaining lease liability of $2,079,697 and the related right-of-use asset of $1,868,359 and recorded the equipment as a fixed asset at $1,938,662. The $1,938,662 asset balance is the aggregate of the remaining right-of-use asset of $1,868,359 and the difference between the $2,150,000 repayment and the $2,079,697 remaining right-of-use liability.

The following table shows supplemental information related to the MLA:

	December 31,
	2025	2024
Lease cost:
Master Lease Agreement cost	$242,026	$3,900
Short-term lease cost	$—	$367,451

Other information:
Operating cash outflow used for finance leases	$2,253,563	$3,900
Weighted average discount rate	—	8.63%
Weighted average remaining lease term	—	5.4 years

Executive Severance Agreement

Pursuant to a separation agreement with Gianni Arcaini, our former Chief Executive Officer and Chairman of the Board (the “Separation Agreement”), Mr. Arcaini’s employment with the Company ended on September 1, 2020 (“Separation Date”). The Separation Agreement provided that he would receive separation payments over a 36- month period equal to his base salary plus $75,000 as well as certain limited health and life insurance benefits. The Separation Agreement also contained confidentiality, nondisparagement and non-solicitation covenants and a release of claims by Mr. Arcaini. In accordance with the Separation Agreement, the Company paid to Mr. Arcaini the total sum of $747,788. On March 1, 2021, the Company paid to Mr. Arcaini a lump-sum amount equal to the first six months of payments, or $124,631, owed to Mr. Arcaini and the Company continued to pay him in semi-monthly installments for 30 months thereafter, as contemplated in Mr. Arcaini’s Separation Agreement. On November 21, 2024, the Company paid Mr. Arcaini a further $23,890 to settle a dispute concerning certain benefits that were claimed by him as part of the separation agreement. As a condition of this payment, Mr. Arcaini forfeited all of his equity in the Company consisting of 100,716 non-qualified stock options granted under the 2016 Equity Incentive Plan.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

NOTE 14 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets (liabilities) at December 31, 2025 and 2024 consist of net operating loss carryforwards and differences in the book basis and tax basis of intangible assets.

In accordance with the adoption of ASU 2023-09, the Company has retroactively adjusted 2024 details below to comply with the standard.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
Rate Reconciliation	2025		2024
	Amount	Percent	Amount	Percent
Income tax expense (benefit) at U.S. Statutory rate at 21%	$(2,065,356)	21.00%	$(2,260,536)	21.00%
1. State and Local Income Taxes	(70,402)	0.72%	(387,520)	3.60%
2. Foreign Tax Effects	—	0.00%	—	0.00%
3. Change in Tax Laws and Rates	—	0.00%	—	0.00%
4. Effects of Cross-Border Tax Laws	—	0.00%	—	0.00%
5. Federal Tax Credits	—	0.00%	—	0.00%
6. Domestic Change in VA	2,443,828	-24.845%	2,483,901	-23.08%
7. Nontaxable or Nondeductible Items
Stock Based Compensation	$826,170	-8.40%	$67,398	-0.63%
Other Permanent Differences	54,810	-0.56%	96,757	-0.90%
Total Nontaxable/Nondeductible Items	$880,980	-8.96%	$164,155	-1.52%
8. Changes in Unrecognized Tax Benefits	—	0%	—	0.00%
9. Other Items
True-Up of Deferred Taxes	(1,189,050)	12.09%	—	0.00%
Other Items (Note: should not be material)	—	—	—	0.00%
Total Provision for income tax	—	-0.00%	—	0.00%

The Company’s approximate net deferred tax assets as of December 31, 2025 and 2024 were as follows:

Years Ended December 31,
Current Tax Expense (Benefit)	2025	2024
Federal	—	—
State	—	—
Current Tax Expense (Benefit)	—	—

	Years Ended December 31,
Deferred Tax Expense (Benefit)	2025	2024
Federal	—	—
State	—	—
Deferred Tax Expense (Benefit)	—	—

Total Income Tax Expense (Benefit)	—	—

Pre-Tax Book Income	$(9,835,031)	$(10,764,457)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

	Years Ended
	2025	2024
Deferred Tax Assets:
Bad Debt Reserve	$41,410	$—
Accruals	41,981	—
Leases	158,032	—
Net Operating Loss Carryforwards	17,605,705	15,313,305
Total Deferred Tax Assets	$17,847,128	$15,313,305
Less: Valuation Allowance	(17,514,268)	(14,717,913)
Deferred Tax Assets Net	$332,860	$595,393

Deferred Tax Liabilities:
Intangibles Assets	$(24,672)	$(537,018)
Bad Debt Reserve		(58,375)
Property and equipment	(128,883)	—
Other	(179,305)
Total Deferred Tax Liabilities	$(332,860)	$(595,393)

Net Deferred Tax Asset (Liabilities)	$—	$—

At December 31, 2025 and 2024, the Company had federal gross net operating loss (“NOL”) carryforwards of approximately $71.5 million and $65.9 million, respectively, and state gross NOL carryforwards of approximately $46.9 million and $41.5 million, respectively.

The Company has recorded a valuation allowance equal to its net deferred tax assets for the years ended December 31, 2025 and 2024, as it is not more likely than not that sufficient future taxable income will be available to realize the benefit of the NOL carryforwards and other deferred tax assets. The valuation allowance increased by approximately $2.8 million during the year ended December 31, 2025.

NOL carryforwards generated prior to January 1, 2018, resulted in a potential tax benefit of approximately $4.4 million and will expire in 2037 if not utilized. NOL carryforwards generated after January 1, 2018, resulted in a potential tax benefit of approximately $10.6 million and may be carried forward indefinitely, subject to applicable annual utilization limitations. The utilization of the Company’s NOL carryforwards may be subject to annual limitations under Internal Revenue Code Section 382 as a result of ownership changes or other events. The Company has not performed a formal study to assess the impact of such limitations. If it is subsequently determined that all or a portion of the NOL carryforwards will not be realizable due to these limitations or expiration, the deferred tax assets would be reduced with a corresponding adjustment to the valuation allowance. The Company has no unrecognized tax benefits as of December 31, 2025. The Company’s federal income tax returns for the years ended December 31, 2024, 2023, and 2022 remain subject to examination by the Internal Revenue Service. The Company has not performed a formal study to assess the impact of such limitations. If it is subsequently determined that all or a portion of the NOL carryforwards will not be realizable due to these limitations or expiration, the deferred tax assets would be reduced with a corresponding adjustment to the valuation allowance.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

NOTE 15 – STOCKHOLDERS’ EQUITY

2016 Equity Plan

We maintained the 2016 Equity Incentive Plan (the “2016 Plan”) for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The 2016 Plan terminated pursuant to its terms on December 31, 2020. There are no outstanding awards under this Plan.

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

Administration

The 2021 Plan is administered by the Compensation Committee of the Board, which consists of three members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934 and an “outside director” within the meaning of Code Section 162(m). Among other things, the Compensation Committee has complete discretion, subject to the express limits of the 2021 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted, the terms and conditions of the award, the form of payment to be made and/or the number of shares of Common Stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the Common Stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements and may prescribe rules relating to the 2021 Plan. Notwithstanding the foregoing, the Compensation Committee does not have any authority to grant or modify an award under the 2021 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

Grant of Awards; Shares Available for Awards

The 2021 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. We had reserved a total of 1,000,000 shares of Common Stock for issuance of awards to be made under the 2021 Plan. In accordance with shareholder approval received at the meeting held on September 30, 2024, the total reserved shares as of February 1, 2026 amounted to 5,114,082, calculated using a formula based on the Company’s fully diluted common equivalent share capitalization, excluding warrants and options. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2021 Plan.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Stock Appreciation Rights

A Stock Appreciation Right (SAR) entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying Common Stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, stock options granted under the 2021 Plan. An SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the Common Stock option granted in tandem with an SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. An SAR that is not granted in tandem with a stock option is exercisable at such times as the Compensation Committee may specify.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders would be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of December 31, 2025 and December 31, 2024, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

The Company’s Board of Directors designated 5,000 shares as the Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). Each share of the Series C Convertible Preferred Stock had a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock had 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series C Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $5.50 (subject to adjustment). The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series C Preferred Stock elected the 19.99% Beneficial Ownership Limitation. As of December 31, 2025 and December 31, 2024, respectively, there are zero and zero shares of Series C Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

In April, May, July and October of 2024, 870 outstanding shares of Series D Convertible Preferred Stock were converted into 290,002 shares of common stock. In February of 2025, 300 outstanding shares of Series D Convertible Preferred Stock were converted into 100,000 shares of common stock. As of December 31, 2025, and 2024, there were 999 and 1,299 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025, and December 31, 2024, respectively, there were 12,500 and 13,500 shares of Series E Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Series F Convertible Preferred Stock

The Company's Board of Directors designated 5,000 shares as the Series F Convertible Preferred Stock(the “Series F Convertible Preferred Stock”). Each share of Series F Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the beneficial ownership limitation described below) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $6.20 (subject to adjustment) which equates to 161 common shares for each converted Series F preferred share. The Company, however, shall not effect any conversion of the Series F Preferred Stock, and the holder shall not have the right to convert any portion of the Series F Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion. The purchasers of the Series F Preferred Stock elected that their ownership limitation would be 19.99%.

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

On August 2, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with existing, accredited investors in the Company (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased 5,000 shares of a newly authorized Series F Convertible Preferred Stock, and the Company received proceeds of $5,000,000. The Purchase Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

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

As of December 31, 2025, and December 31, 2024, respectively, there were zero and zero shares of Series F Convertible Preferred Stock issued and outstanding.

Common stock issued

2025 Transactions

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Effective December 31, 2025, an employee of the Company forfeited 50,000 shares of restricted stock under the Amended and Restated Equity Awards Agreement. In accordance with the Company’s accounting policy to recognize forfeitures as they occur, previously recognized compensation expense related to the forfeited portion was reversed in the period of forfeiture.

On December 31, 2025, the Company issued 7,756 shares of common stock for payment of board fees to four directors valued at $88,750 for services to the board which was expensed during the three months ended December 31, 2025. The volume-weighted average price (VWAP) on the grant date used to value the services was $11.44 per share.

On December 31, 2025, the Company issued 30,000 shares of common stock for payment of board fees to three directors related to serving on a committee valued at $343,314 for services to the board which was expensed during the three months ended December 31, 2025. The volume-weighted average price (VWAP) on the grant date used to value the services was $11.44 per share.

During the three months ended December 31, 2025, certain employees exercised stock options to acquire a total of 116,198 shares of the Company’s common stock, generating total gross proceeds of $837,558, incurring stock issuance cost of $4,679, payroll taxes of $116,387 and yielding net proceeds of $716,171. The exercises were made pursuant to the Company’s 2021 Equity Incentive Plan and were conducted in accordance with the applicable terms of the plans and the individual award agreements.

On December 31, 2025, the Company issued 22,568 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $139,267 for the six months ended December 31, 2025 which represented a purchase price of approximately $6.17 per share. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower. In connection with these issuances, the Company also recognized compensation expense of $65,169 during the six months ended December 31, 2025.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

On December 31, 2024, the Company issued 7,182 shares of common stock for payment of board fees to four directors in the amount of $42,500 for services to the board which was expensed during the three months ended December 31, 2024. The volume-weighted average price (VWAP) per share used to value the services is $5.92.

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

In the year ended December 31, 2025, the Company issued an aggregate of 41,551 shares of common stock related to two transactions. For the six months ended June 30, 2025, the employee contributions for the first ESPP tranche totaled $114,724 and represented a purchase price of $6.04 per share for 18,983 shares. For the six-month period beginning July 1, 2025 and ending December 31, 2025 the employee contributions for the second ESPP tranche totaled $139,267 and represented a purchase price of $6.17 per share for 22,568 shares.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The Company computed the fair value of the look-back feature call and put options for January 1, 2025 to December 31, 2025 using a Black Scholes option pricing model using the following assumptions:

At December 31, 2025
Grant date share price	$7.11 - $7.26
Grant date exercise price	$5.64 - $6.17
Expected term	0.25 years - 0.5 years
Expected volatility	69.5% - 105.3%
Risk-free rate	3.59% - 4.32%
Expected dividend rate	0%

During the offer period, the Company records stock-based compensation pro rata as an expense and a credit to additional paid-in capital. The Company issued 22,568 and 18,983 common shares on the option exercise dates of December 31, 2025 and June 30, 2025, respectively. The following table discloses relevant information for the ESPP for the years ended December 31, 2025 and December 31, 2024, respectively.

For the Year ended December 31, 2025
Cash payment received from employee withholding	$273,462
Cash from employee withholdings used to purchase shares under ESPP	(254,001)
Accrued employee withholdings at December 31, 2025	$19,461

For the Year ended December 31, 2025
Cash from employee withholding used to purchase ESPP shares	$254,001
Stock based compensation expense	130,282
Total increase to equity for year ended December 31, 2025	$384,283

For the Year ended December 31, 2024
Cash from employee withholdings used to purchase ESPP shares	$166,265
Stock based compensation expense	82,826
Total increase to equity for year ended December 31, 2024	$249,091

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2025 and 2024, was $73,763 and $26,154, respectively, for stock options granted to employees and directors. This expense is included in selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant date fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2025, the total compensation cost for stock options that was not yet recognized was $25,198. This cost will be recognized over the remaining vesting term of the options ranging from 3 months to 2.5 years.

Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2025 and 2024, was $3,860,342 and $0, respectively, for shares of restricted stock granted to employees. During the year ended December 31, 2025, the Company granted a total of 2,146,898 shares of restricted stock with an aggregate grant-date fair value of $13,152,993, computed as 1,861,898 shares at $5.98 per share, 100,000 shares at $6.04 per share, 10,000 shares at $4.46 per share and 175,000 shares at $7.83 per share. This expense is included in general and administration expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the restricted stock units that are ultimately expected to vest. At December 31, 2025, the total compensation cost for restricted stock not yet recognized was $8,317,900. This cost will be recognized over the remaining vesting term of the restricted stock ranging from three months to 3 years.

Forfeit of Restricted Stock

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

On March 26, 2025, the Company granted an employee 100,000 shares of restricted stock with an aggregate grant-date fair value of approximately $604,002, based on a fair value of $6.04 per share. On December 31, 2025 under the amended and restated equity awards agreement, the employee forfeited 50,000 unvested shares. In accordance with the Company’s accounting policy to recognize forfeitures as they occur, previously recognized compensation expense related to the forfeited portion was reversed in the period of forfeiture.

Treasury Stock

At December 31, 2025, and 2024, the Company held 1,324 shares of Common Stock at an aggregate value of $157,452 of treasury stock.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

NOTE 16 – COMMON STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK

Options

2025

During the Second quarter of 2025, the Company’s Board of Directors granted 20,000 5 year stock options with a strike price of $5.64 per share to one key employee. These options were awarded as a one-time award as a retention incentive and have a fair value of $69,854 and carry a three-year vesting period. During the fourth quarter of 2025, the employee forfeited 10,000 non-qualified stock options. The issuance and forfeiture of these options generated stock option compensation expense in the year in the amount of $15,964 and a balance of unamortized stock option compensation expense of $18,963, that is being expensed over the following 2.5 years.

2024

The Company did not issue any new stock options in 2024. In the second quarter of 2024, a former employee forfeited 46,872 stock options upon leaving the Company. During the third quarter, three former employees forfeited a total of 81,837 stock options due to their departures. In the fourth quarter of 2024, the management team forfeited 551,898 stock options as a condition of entering into new employment agreements whereby they were granted a total of 1,901,898 shares of restricted stock with 3-year cliff vesting in the first quarter of 2025. Additionally, in the fourth quarter of 2024, a former executive forfeited 100,716 stock options (see Note 13).

During the third quarter of 2021, the shareholders approved the issuance of up to one million shares or share equivalents in the form of stock options for the purposes of share issuance for compensation to Board Members and grants to certain staff members for recruiting and retention. On August 5, 2021, the Company filed an S-8 registration statement in concert with the 2021 Equity Incentive Plan. The plan covers a period of ten years. Additional S-8 registrations were filed on October 9, 2024, February 5, 2025 and February 4, 2026. On September 30, 2024, the shareholders approved an increase in the shares of Common Stock available under the 2021 Plan to 2,500,000 and beginning as of February 1, 2025, and for each February 1st thereafter to the greater of 2,500,000 or a number of shares based on a formula tied to the Company’s fully diluted common equivalent share capitalization, excluding warrants and options.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,387,775	$5.23	3.0	$—
Granted	—	$—	—	—
Forfeited	(781,323)	$5.17	—	—
Outstanding at December 31, 2024	606,452	$5.29	2.0	$514,394
Exercisable at December 31, 2024	442,445	$5.50	1.6	$296,145

Outstanding at December 31, 2024	606,452	$5.29	2.0	$514,394
Granted	20,000	$5.64	2.5	$112,200
Exercised/Forfeited/Expired	(271,449)	$5.71	—	—
Outstanding at December 31, 2025	355,003	$5.0	1.8	$2,219,665
Exercisable at December 31, 2025	283,000	$5.15	1.5	$1,727,688

The fair value of the incentive stock option grants for the years ended December 31, 2025 and 2024 were estimated using the following weighted- average assumptions:

	For the Years Ended December 31,
	2025	2024
Risk free interest rate	3.91%	—
Expected term in years	5	—
Dividend yield	—	—
Volatility of common stock	72%	—
Weighted average grant date fair value per option	$3.49	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Warrants

2025

In connection with the Company’s equity financing completed during the quarter ended September 30, 2025, the Company issued 5-year warrants for 375,276 common shares at an exercise price of $7.20 per share to the investment bankers who facilitated the offering. The warrants were issued contemporaneously with the closing of the financing and were included as part of the negotiated engagement terms. The warrants are indexed to the Company’s common stock, provide for settlement in a fixed number of shares for a fixed exercise price, and are freestanding equity instruments. Accordingly, they meet the criteria for equity classification under ASC 815-40 and are not subject to remeasurement in future periods.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	44,644	$7.70	0.7	$—
Warrants expired, forfeited, cancelled or exercised	(344,644)	$—	—	$—
Warrants issued	300,000	$3.00	4.47	$—
Outstanding at December 31, 2024	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—

Outstanding at December 31, 2024	—	$—	—	$—
Warrants expired, forfeited, cancelled or exercised	—	$—	—	$—
Warrants issued	375,276	$7.20	5.0	$—
Outstanding at December 31, 2025	375,276	$7.20	4.6	$1,519,868
Exercisable at December 31, 2025	375,276	$7.20	4.6	$1,519,868

Restricted Stock

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	—	$—
Restricted stock forfeited	—	$—
Restricted stock granted	—	$—
Unvested at December 31, 2024	—	$—
Vested at December 31, 2024	—	$—

Unvested at December 31, 2024	—	$—
Restricted stock granted	2,146,898	$6.13
Restricted stock forfeited	(162,500)	$6.00
Restricted stock vested	(20,000)	$5.22
Unvested at December 31, 2025	1,964,398	$6.15
Vested at December 31, 2025	20,000	$5.22

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

NOTE 17 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. At December 31, 2025, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. At December 31, 2025, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $336,332.

NOTE 18 – RELATED PARTY TRANSACTIONS

Frank Lonegro serves on the Board of Directors and is a member of the Audit, Compensation and Corporate Governance and Nominating Committees. Mr. Lonegro is the Chief Executive Officer of Landstar System, Inc. (“Landstar”), based in Jacksonville, Florida. The Company has previously utilized Landstar for shipping services including transporting large items. Most recently, Landstar was the designated vendor involved in shipping an Edge Data Center to an Amtrak site in Secaucus, New Jersey. Mr. Lonegro was not involved in the selection of his company by the Company, with which there was an existing relationship pre-dating Mr. Lonegro’s appointment to the Board of the Company. Mr. Lonegro did not participate in any Board discussions or votes relating to the selection of Landstar nor approval of the transactions with Landstar. The terms of these transactions were reviewed and approved by the management team. At December 31, 2025 and December 31, 2024, the Company expensed $50,657 and $64,686, respectively, on transactions relating to Landstar. At December 31, 2025 and December 31, 2024, the amounts owed were zero and $21,674, respectively, and are included in accounts payable in the accompanying balance sheets.

In the fourth quarter of 2022, the Company elected to not renew a support contract with an existing customer due to a change in focus by the Company away from its Integrated Correctional Automation System (“iCAS”) business and the limited amount of revenue expected from that business going forward. On June 29, 2023, the Company completed a transaction whereby it sold assets related to its iCAS business and a recommendation to that customer to engage with the eventual buyer going forward. The transaction was completed with a third-party buyer of which the Company’s then former Chief Financial Officer is a director. The former officer, who was rehired as our CFO in May of 2024 and served in that position through November 15, 2025, did not participate in the transaction on behalf of the Company which was negotiated by the CEO. (see Note 19)

In late 2024, Duos engaged with Fortress Investment Group (“FIG”) (FIG) to assist in FIG’s purchase of approximately 850 megawatts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation (“balance of plant”). In late November 2024, Sawgrass Buyer LLC, an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, “APR”). Chuck Ferry, our CEO, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024. At closing, Sawgrass Buyer LLC entered into an Asset Management Agreement (“AMA”) with the Company under which a substantial portion of Company staff, including certain members of the management team (including Mr. Ferry), would oversee operations of Sawgrass Buyer LLC. The AMA term is two years and subject to customary cancellation provisions. At closing, the Company also received a 5% non-voting equity ownership interest in Sawgrass APR Holdings, LLC (“Sawgrass Parent”), the ultimate parent company of Sawgrass Buyer LLC. As part of the transaction, certain members of the Company’s management team, including Charles Ferry, Duos’ Chief Executive Officer, and Christopher King, Duos Chief Operating Officer (through his resignation in September 2025), serve in a similar position with New APR in addition to their role at the Company. Mr. Ferry is also Executive Chairman and a member of the Board of New APR. Mr. Goldfarb, the Company’s former CFO (as of November 15, 2025), is an observer on the board of New APR but has have no executive role or management responsibilities at the new entity. The Company continues to pay the full compensation for Mr. Ferry through December 2025, and Mr. King through September 2025 and one other employee, with New APR covering 50% of that cost.

As a result of the relationships between Duos Energy Corporation and the FIG related entities described above, Sawgrass Parent and New APR are considered related parties to the Company. (See Notes 3, 8, 9, and 11 for related party balances).

In 2024, the Company borrowed $2,200,000 from two lenders that are related parties because together they hold more than 10% of the Company’s voting common stock. (See Note 10). In the year ended December 31, 2025, the Company repaid the loan including interest in the amount of $2,388,356.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

NOTE 19 – SALE OF ASSETS

On June 29, 2023, the Company completed a transaction whereby it sold assets related to its Integrated Correctional Automation System (iCAS) business with a single customer. In the fourth quarter of 2022, the Company elected to not renew a support contract due to the limited nature of the business. The transaction was completed with a third-party buyer of which the Company’s former Chief Financial Officer (until November 2025) and now current Strategic Advisor is a director. The former officer did not participate in the transaction on behalf of the Company which was negotiated by the CEO.

The assets of the iCAS business were sold for a convertible promissory note with a principal amount of $165,000 with a 10% original issue discount as well as common stock purchase warrants. The note originally matured in 2 years from the date of sale and is convertible immediately through the later of the maturity date or payment by the borrower of the default amount, as defined in the note, into shares of the buyer’s common stock at a conversion price of $0.003 or 55,000,000 shares. The conversion of the note carries restrictions which include limiting conversion to the extent it would not exceed 4.99% of the common stock outstanding of the buyer. The convertible promissory note is subject to standard anti-dilution provisions. In June 2025, the company and the borrower amended the convertible promissory note increasing the principal amount to $180,000 and extending the maturity date to June 29, 2027. There was no change to other terms and conditions. In July 2025, the Company and the borrower agreed to a further 2-year extension of the note at the same terms and conditions. The iCAS note receivable was fully reserved in accordance with management’s assessment.

The common stock purchase warrants are for a total of 55,000,000 common shares of the buyer at an exercise price of $0.01 per share. The warrants are subject to standard anti-dilution provisions. The warrants were not exercisable until on or after six months from the issuance date and no later than on or before the third anniversary of the issuance date. The Company may exercise the warrants at any time after the six-month anniversary of the issuance date on a cashless basis if there is no effective registration statement covering the resale of the Warrant Shares at prevailing market prices by the holder. The exercise of these warrants is subject to beneficial ownership limits of 4.99% which may be increased by the holder up to 9.99% as defined in the warrant. Given that the shares carried no intrinsic value at the time of the transaction and that the overall fair value is de minimis, the Company has not recorded the warrants associated with the transaction. As of the date of this filing, the Company continues to hold the warrants.

The original issue discount was accrued into interest income over the term of the note.

The note receivable was recorded as follows on December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Convertible note receivable	$180,000	$165,000
Less allowance on note receivable	(180,000)	(165,000)
Convertible note receivable, net	$—	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

NOTE 20 – SUBSEQUENT EVENTS

On January 1, 2026, the Company issued restricted stock awards to an officer for a total of 150,000 shares of restricted stock with 3-year cliff vesting with an aggregate grant-date fair value of $1,687,500 based on a $11.25 price per share.

On January 1, 2026, the Company issued restricted stock awards to eight employees for a total of 145,000 shares of restricted stock with 25/25/50 vesting with an aggregate grant-date fair value of $1,631,250 based on a $11.25 price per share.

On January 1, 2026, the Company awarded an employee 5,000 stock options which have a 5-year term and a 3-year vesting period.

On January 15, 2026, a former employee exercised options to purchase 2,500 shares. The exercises were made pursuant to the Company’s 2021 Equity Incentive Plan and were conducted in accordance with the applicable terms of the plan and the individual award agreements.

On February 1, 2026, the Company issued restricted stock awards to two employees for a total of 125,000 shares of restricted stock with 25/25/50 vesting with an aggregate grant-date fair value of $1,175,000 based on a $9.40 price per share.

Public Offering of Common Stock

On March 2, 2026, subsequent to year-end, the Company issued 8,666,666 shares of its common stock under a public offering priced at $7.50 per share, resulting in net proceeds of approximately $60.3 million net of offering costs of $4.7M. The offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 and was led by institutional investors, including existing shareholders and new investors. The net proceeds from the offering are intended to be used to expand and further commercialize the Company’s Edge Data Center business and for working capital and general corporate purposes.

On March 3, 2026, a former employee completed a cashless exercise of stock options for 5,556 shares of the Company’s common stock.

Amended and Restated Asset Management Agreement

Subsequent to year-end, the Company entered into an Amended and Restated Asset Management Agreement (the “Amended AMA”), effective December 31, 2025, by and between Duos Energy Corporation, Inc. (“Duos Energy”), a wholly owned subsidiary of the Company, and New APR Energy LLC (formerly known as Sawgrass Buyer LLC). Under the AMA, Duos Energy will provide asset management and administrative services related to the management and commercialization of certain acquired assets. The amended agreement updated and clarified the scope of services and revised certain economic terms, including management fee structures and payment mechanics, while maintaining the overall asset management framework between the parties.

In March 2026, Duos Technologies Solutions, Inc was formed. Duos Technology Solutions, Inc provides manufacturer-agnostic sourcing, infrastructure solutions, and fulfillment services to support efficient deployment of data center and IT environments

