Form 10-Q
period 2026-03-31
DUOS TECHNOLOGIES GROUP, INC.
filed 2026-05-15
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 6, 2026, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 29,323,469.

SIGNATURES	60

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$33,030,791	$15,472,229
Accounts receivable, net	2,538,189	730,211
Accounts receivable, net - related parties	688,214	5,304,231
Lease receivable	35,831	35,361
Contract assets	3,772,388	741,722
Inventory	306,759	306,759
Prepaid expenses and other current assets	979,713	489,071

Total Current Assets	41,351,885	23,079,584

Inventory - non current, net	391,770	391,770
Deposits on equipment	41,230,217	—
Lease receivable, less current portion	218,493	227,629
Property and equipment, net	27,630,520	27,737,806
Operating lease right of use asset - Office Lease, net	3,550,592	3,650,717
Operating lease right of use asset - Land, net	604,885	357,561
Security deposit	450,000	450,000

OTHER ASSETS:
Equity Investment - Sawgrass APR Holdings LLC	7,233,000	7,233,000
Patents and trademarks, net	193,342	186,073
Software development costs, net	62,358	95,275
Total Other Assets	7,488,700	7,514,348

TOTAL ASSETS	$122,917,062	$63,409,415

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,447,654	$4,860,782
Notes payable - financing agreements	442,454	2,041
Accrued expenses	496,767	306,205
Operating lease obligation - Office Lease	823,625	818,519
Operating lease obligation- Land	93,824	53,000
Contract liabilities, current - Technology Systems	92,303	134,331
Contract liabilities, current - Technology Solutions	2,896,585	1,132,164
Contract liabilities, current - Services and consulting	166,449	169,369
Contract liabilities, current - related parties	2,712,375	3,616,500

Total Current Liabilities	12,172,036	11,092,911

Operating lease obligation - Office Lease, less current portion	3,338,457	3,452,481
Operating lease obligation - Land, less current portion	530,899	311,457

Total Liabilities	16,041,392	14,856,849

Commitments and Contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,441,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 and 0 issued and outstanding at March 31, 2026 and December 31, 2025, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at March 31, 2026 and December 31, 2025, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at March 31, 2026 and December 31, 2025, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 999 and 999 issued and outstanding at March 31, 2026 and December 31, 2025, respectively, convertible into common stock at $3.00 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 12,500 and 12,500 issued and outstanding at March 31, 2026 and December 31, 2025, respectively, convertible into common stock at $2.61 per share	13	13
Series F convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at March 31, 2026 and December 31, 2025, respectively, convertible into common stock at $6.20 per share	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized, 29,558,377 and 20,449,462 shares issued, 29,557,053 and 20,448,138 shares outstanding at March 31, 2026 and December 31, 2025, respectively	29,559	20,449
Additional paid-in-capital	194,698,834	132,892,595
Accumulated deficit	(87,695,285)	(84,203,040)
Sub-total	107,033,122	48,710,018
Less: Treasury stock (1,324 shares of common stock at March 31, 2026 and December 31, 2025)	(157,452)	(157,452)
Total Stockholders' Equity	106,875,670	48,552,566

Total Liabilities and Stockholders' Equity	$122,917,062	$63,409,415

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

REVENUES:
Technology systems	$44,259	$64,684
Technology solutions	562,454	$—
Services and consulting	532,467	972,751
Services and consulting - related parties	1,552,572	3,914,750
Hosting Revenue	30,275	—

Total Revenues	2,722,027	4,952,185

COST OF REVENUES:
Technology systems	17,545	232,264
Technology solutions	506,570	—
Services and consulting	4,254	748,194
Services and consulting - related parties	543,857	2,658,068
Hosting	39,433	—

Total Cost of Revenues	1,111,659	3,638,526

GROSS MARGIN	1,610,368	1,313,659

OPERATING EXPENSES:
Sales and marketing	488,847	294,975
Research and development	—	424,431
General and administrative	4,753,067	2,383,881

Total Operating Expenses	5,241,914	3,103,287

LOSS FROM OPERATIONS	(3,631,546)	(1,789,628)

OTHER INCOME (EXPENSES):
Interest expense	—	(322,577)
Interest income on lease receivable	3,440	—
Interest income	83,559	32,728
Other Income (expense)	—	(186)
Realized gain on sale of investments	52,302	—

Total Other Income (Expenses), net	139,301	(290,035)

NET LOSS	$(3,492,245)	$(2,079,663)

Basic and Diluted Net Loss Per Share	$(0.15)	$(0.18)

Weighted Average Shares-Basic and Diluted	23,618,144	11,390,016

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

(Unaudited)

	Preferred Stock D		Preferred Stock E		Common Stock		Additional
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in- Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2024	1,299	$1	13,500	$14	8,922,576	$8,921	$76,777,856	$(74,368,009)	$(157,452)	$2,261,331

Series D convertible preferred stock converted to common stock	(300)	—	—	—	100,000	100	(100)	—	—	—

Common stock issued for cash under ATM	—	—	—	—	633,683	634	3,954,306	—	—	3,954,940

Stock options compensation	—	—	—	—	—	—	22,030	—	—	22,030

Restricted stock compensation	—	—	—	—	1,961,898	1,962	950,011	—	—	951,973

Stock issuance costs	—	—	—	—	—	—	(138,226)	—	—	(138,226)

Stock options exercised	—	—	—	—	27,712	28	107,897	—	—	107,925

Stock issued for services	—	—	—	—	9,360	9	49,991	—	—	50,000

Stock compensation under ESPP	—	—	—	—	—	—	21,644	—	—	21,644

Net loss for the three months ended March 31, 2025	—	—	—	—	—	—	—	(2,079,663)	—	(2,079,663)

Balance March 31, 2025	999	$1	13,500	$14	11,655,229	$11,654	$81,745,409	$(76,447,672)	$(157,452)	$5,151,954

Balance December 31, 2025	999	$1	12,500	$13	20,449,462	$20,449	$132,892,595	$(84,203,040)	$(157,452)	$48,552,566

Common stock issued for cash in Equity Offering	—	—	—	—	8,666,666	8,667	64,991,328	—	—	64,999,995

Warrants issued with equity offering	—	—	—	—	—	—	2,305,016	—	—	2,305,016

Stock options compensation	—	—	—	—	—	—	20,000	—	—	20,000

Restricted stock compensation	—	—	—	—	—	—	1,001,170	—	—	1,001,170

Stock issuance costs	—	—	—	—	—	—	(6,980,016)	—	—	(6,980,016)

Restricted stock issued for services	—	—	—	—	420,000	420	341,421	—	—	341,841

Stock options exercised for cash	—	—	—	—	2,500	3	16,022	—	—	16,025

Stock options exercised - cashless	—	—	—	—	5,556	6	(6)	—	—	—

Stock issued for services	—	—	—	—	14,193	14	94,986	—	—	95,000

Stock compensation under ESPP	—	—	—	—	—	—	16,318	—	—	16,318

Net loss for the three months ended March 31, 2026	—	—	—	—	—	—	—	(3,492,245)	—	(3,492,245)

Balance March 31, 2026	999	$1	12,500	$13	29,558,377	$29,559	$194,698,834	$(87,695,285)	$(157,452)	$106,875,670

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Cash from operating activities:
Net loss	$(3,492,245)	$(2,079,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144,146	712,388
Gain on sale of investments	(52,302)	—
Inventory write-off	—	25,000
Provision for credit losses, accounts receivable	65,312	—
Stock based compensation	1,379,329	995,647
Stock issued for services	95,000	50,000
Amortization of debt discount related to warrant liabilities	—	269,311
Amortization of operating lease right of use asset - Office Lease	100,125	91,142
Amortization of right of use asset - land	9,441	—
Amortization of lease right of use asset - Edge Data Centers	—	75,633
Changes in assets and liabilities:
Accounts receivable	(1,873,290)	(106,053)
Accounts receivable-related parties	4,616,018	(1,466,191)
Lease receivable	8,666	—
Contract assets	(3,030,666)	(64,684)
Inventory	—	10,624
Prepaid expenses and other current assets	181,191	(42,467)
Accounts payable	(413,128)	(271,304)
Accrued expenses	190,563	77,879
Operating lease obligation - Office Lease	(108,919)	(94,956)
Operating lease obligation - land	3,501	—
Financing lease obligations - Edge Data Centers	—	33,680
Contract liabilities, Services and Consulting	(2,921)	—
Contract liabilities, Technology Systems	(42,028)	(187,165)
Contract liabilities, CN Digital Agreement	—	(548,121)
Contract liabilities, Technology Solutions	1,764,421	—
Contract liabilities, related parties	(904,125)	(2,154,125)

Net cash used in operating activities	(1,361,911)	(4,673,425)

Cash flows from investing activities:
Purchase of patents/trademarks	(11,212)	(9,264)
Deposits on equipment	(41,230,217)	—
Purchase of marketable securities	(29,693,638)	—
Sale of marketable securities	29,745,940	—
Purchase of property and equipment	—	(572,359)

Net cash used in investing activities	(41,189,127)	(581,623)

Cash flows from financing activities:
Repayments on financing agreements	(231,420)	(136,606)
Repayments of notes payable, related parties	—	(1,000,000)
Proceeds from common stock issued	64,999,995	3,954,940
Proceeds from exercise of stock options	16,025	107,925
Stock issuance costs	(4,675,000)	(138,226)

Net cash provided by financing activities	60,109,600	2,788,033

Net increase (decrease) in cash	17,558,562	(2,467,015)
Cash, beginning of period	15,472,229	6,266,296
Cash, end of period	$33,030,791	$3,799,281

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$3,865
Taxes paid	$—	$15,945

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$671,833	$249,448
Transfer of inventory to property and equipment	$—	$49,609
Initial ROU asset and liability	$256,765	$—
Stock issuance costs related to warrants issued with equity offerings	$2,305,016	$—

See accompanying condensed notes to the unaudited consolidated financial statements.

 DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc., through its operating subsidiaries, Duos Technologies, Inc., Duos Edge AI, Inc., Duos Energy Corporation, and Duos Technology Solutions, Inc. (collectively the “Company”) is a technology Company that designs, develops, deploys, and operates intelligent technology solutions that leverage machine vision and artificial intelligence (“AI”), as well as digital infrastructure platforms, including edge data centers and power and energy consulting services.

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

Also in late 2024, the Company formed a third subsidiary, Duos Energy Corporation (“Duos Energy”) with the express purpose of providing consulting services and solutions for the rapidly growing demand for electrical power outside of traditional utilities. As an outgrowth of its new Edge Data Center subsidiary, and the current expert staff on-hand, the Company has engaged with multiple third parties to act in a consulting and ultimately asset management capacity whereby the Company’s staff is engaged directly to supply this type of power solutions for multiple uses including for large data centers supporting AI “hyperscalers”. In conjunction with this, in late 2024, the Company engaged with Fortress Investment Group (“FIG”) to assist in FIG’s purchase of approximately 850 Mega Watts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation (“balance-of-plant”). In late November 2024, Sawgrass Buyer LLC, an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, “APR”). Chuck Ferry, our then CEO, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024. At closing, Sawgrass Buyer LLC entered into an Asset Management Agreement (“AMA”) with the Company under which a substantial portion of Company staff, including certain members of the management team (including Mr. Ferry), would oversee operations of Sawgrass Buyer LLC. The AMA has a two-year term with customary cancellation provisions. At closing, the Company also received a 5%, non-voting ownership interest in Sawgrass APR Holdings, LLC (“Sawgrass Parent”), the ultimate parent Company of Sawgrass Buyer LLC. Subsequent to closing, Sawgrass Buyer LLC changed its name to New APR Energy, LLC (“New APR”).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

Where the Company has an interest in a Variable Interest Entity (“VIE”), it will consolidate any VIE in which the Company has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both of the characteristics are met, the Company is considered to be the primary beneficiary and therefore will consolidate that VIE into our consolidated financial statements. Investments in partnerships, unincorporated joint ventures and LLCs that maintain specific ownership accounts for each investor are excluded from the scope of ASC 323-10. However, ASC 323-30 provides guidance on applying the criteria for equity method accounting to investments in partnerships, unincorporated joint ventures and LLCs. When an investor in a partnership, unincorporated joint venture or LLC has the ability to exercise significant influence over that investment, it should apply the equity method (ASC 323-10) by analogy (ASC 323-30-25-1). Sawgrass Parent is deemed to be a VIE and the Company holds a 5% interest in Sawgrass Parent and an interest in the subsidiary New APR through the AMA, both of which are considered variable interests. However, the Company does not represent the primary beneficiary as it does not possess the ability to direct the activities that most significantly impact the economic performance of Sawgrass Parent. Accordingly, the Company does not consolidate Sawgrass Parent. Due to the Company’s interest in Sawgrass Parent, it was determined that the Company has significant influence over Sawgrass Parent. Therefore, the Company accounts for its investment in Sawgrass Parent as an Equity Method Investment. The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value of the equity method investment as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. The Company recorded the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024. (See Note 9).

In 2025, the Company’s operations evolved to focus on scalable, recurring revenue models associated with infrastructure hosting, managed services, infrastructure-related services, and long-term service agreements, particularly in connection with its edge computing platform and digital infrastructure projects.

In 2026, the Company and New APR mutually agreed to reduce the scope of services under the AMA, resulting in a corresponding decline in related party revenue and associated costs as part of streamlining operations and aligning resources with its core strategic initiatives.

In 2026, the Company formed another subsidiary, Duos Technology Solutions, Inc. with the express purpose of providing infrastructure related services, including procurement, logistics coordination, vendor management and deployment support for data center and digital infrastructure projects.

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

These services complement the Company’s infrastructure platform and support both internal deployments and third-party customer engagements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

Energy and Consulting Services

Through Duos Energy Corporation, the Company provides consulting and advisory services related to energy procurement, power infrastructure, and grid interconnection, as well as asset management services.

The Company has entered into a contractual arrangement, including the AMA that commenced in January 2025, which is contributing to revenues over the contract term. These services support the increasing demand for energy associated with digital infrastructure and data center operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026.

Principles of Consolidation

The consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc., Duos Edge AI, Inc., Duos Energy Corporation, and Duos Technology Solutions, Inc. (collectively the “Company”). All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying consolidated financial statements include the valuation of intangible assets for impairment analysis, allowance on accounts receivable and notes receivable, estimated useful life of long-lived assets, valuation of deferred tax assets, valuation of other long-lived assets, estimates of net contract revenues and the total estimated costs to determine progress towards contract completion, valuation of inventory, valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt and stock, valuation of stock-based awards and the valuation of a minority interest in Sawgrass Parent. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

Due to the unavailability of Q1-2026 financials from Sawgrass Parent, our equity method investee, the Company has applied a one-quarter lag (in accordance with ASC 323-10-35-6) in reporting and recording the value of its 5% minority investment. The Company records its 5% interest using the Equity Method as we have significant influence. ASC 323-10-35-4 requires an entity to recognize its share of earnings or loss of an equity method investee which adjusts the carrying amount of the investment and is reflected as earnings or loss in income. Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Sawgrass APR Holdings LLC (the “Agreement”), Net Profit and Net Loss for any Fiscal Year is allocated among the members in such a manner that, as of the end of such fiscal year, the Capital Account Balance of each Member, as increased by the Member’s share of “minimum gain” and “partner minimum gain” (as such terms are used in Treasury Regulations Section 1.704-2), to the extent possible, to be equal to the amount which would have been distributed to such Member pursuant to a Hypothetical Liquidation, as defined in the Agreement, as of the end of the last day of such fiscal year. Under the Hypothetical Liquidation, the assets of Sawgrass Parent are disposed of in a taxable disposition for the book value of such assets and the remaining amounts, after repayment of outstanding obligations are distributed to the members pursuant to the Agreement. Per the Agreement, the Company is entitled to pro-rata distributions only after Preferred Holders have received their Total Contributed Capital and subsequent distributions to Preferred and Incentive Unit Holders have reached the Multiple on Invested Capital (MOIC) Threshold of 1.5 times the initial contributions. Therefore, it is likely that early periods will not generate sufficient earnings to provide the Company with a return in the form of a claim on net assets. Based on the terms of the Agreement our specified allocation of earnings and losses of 5% differs from the allocation of cash from operations and liquidation. Therefore, we will apply the guidance in ASC 970-323-35-17 by analogy, which states, if the specified allocation for earnings differs from the allocation of cash from operations and on liquidation, the investor should not use the specified earnings or loss percentages to determine its share of the investee’s earnings. Rather, the investor should analyze the investment agreement to determine how the increase or decrease in the investee’s net assets during the reporting period would affect the cash that the investor would receive over the investee’s life and on its liquidation.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of March 31, 2026, the Company had balances in two financial institutions which combined exceeded federally insured limits by approximately $32,000,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s consolidated financial condition, results of operation and cash flows.

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2026, three customers accounted for 33% (related party), 24% (related party) and 11% of revenues. For the three months ended March 31, 2025, three customers accounted for 60% (related party), 18% (related party), and 11% of revenues.

At March 31, 2026, two customers accounted for 54% and 21% (related party) of accounts receivable. At December 31, 2025, one customer, a related party, accounted for 88% of accounts receivable. Much of the credit risk is mitigated due to historical timely payments of our Customers.

Geographic Concentration

For the three months ended March 31, 2026, approximately 4% of revenue was generated from one customer outside of the United States. For the three months ended March 31, 2025, approximately 14% of revenue was generated from three customers outside of the United States.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

Investments

The Company invests excess cash in highly liquid, investment-grade financial debt instruments. These investments are classified as trading securities and are recorded at fair value. Changes in fair value, including realized and unrealized gains and losses, are recognized in earnings within other income (expense).

The Company’s investment portfolio is intended to preserve liquidity and provide a return on excess cash. Investments are evaluated on an ongoing basis to ensure they continue to meet trading classification criteria. Because the investments are classified as trading, no amounts are recorded in other comprehensive income.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting entities to assume that current economic conditions as of the reporting date remain unchanged over the remaining life of current accounts receivable and current contract assets arising from ASC 606 transactions. The Company adopted ASU 2025—05 effective January 1, 2026 and elected the practical expedient, under which expected credit losses are estimated using historical loss experience adjusted for current conditions. Adoption of this guidance did not have a material impact on the Company’s contract assets, current receivables, allowance for credit losses, or consolidated financial statements.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

As of March 31, 2026 and December 31, 2025, the Company classified $391,770 and $391,770 of inventory respectively, to non-current assets due to extended product cycles.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

The Company also concluded that the arrangement with Sawgrass Parent is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value of the equity method investment as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. The Company initially recorded the equity method investment in Sawgrass Parent of $7.2 million, equal to the fair value of the common units as of December 31, 2024. Revenue recognition started January 1, 2025. For the three months ended March 31, 2026 the Company recorded revenue in the amount of $904,125 with remaining deferred revenue of $2,712,375.

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses on this equity method investment were recognized during the three months ended March 31, 2026 or 2025. See further disclosure of accounting policies related to this equity method investment above under “Use of Estimates.”

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

Product Warranties

The Company has a 90-day warranty period for materials and labor after final acceptance of a project. If any parts are defective they are replaced under our vendor warranty which is usually 12 to 36 months. Final acceptance terms vary by customer. Some customers have a cure period for any material deviation and if the Company fails or is unable to correct any deviations, a full refund of all payments made by the customer will be arranged by the Company. As of March 31, 2026 and December 31, 2025, the warranty costs have been de-minimis, therefore no accrual of warranty liability has been made.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

In addition, the Company has adopted ASC 606-10-55-21 such that if the cost incurred is not proportionate to the progress in satisfying the performance obligation, we adjust the input method to recognize revenue only to the extent of the cost incurred. Therefore, the Company will recognize revenue at an equal amount to the cost of the goods to satisfy the performance obligation. To accurately reflect revenue recognition based on the input method, the Company has adopted the implementation guidance as set out in ASC-606-10-55-187 through 192.   Under this method, contract revenues are recognized over the performance period of the contract in direct proportion to the costs incurred. Costs include direct material, direct labor, subcontract labor and other allocable indirect costs. All un-allocable indirect costs and corporate general and administration costs are also charged to the periods as incurred. Any recognized revenues that have not been billed to a customer are recorded as an asset in “contract assets”. Any billings of customers more than recognized revenues are recorded as a liability in “contract liabilities”. However, in the event a loss on a contract is foreseen, the Company will recognize the loss when such loss is determined to be both probable and reasonably estimable.

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

Consulting Services

The Company’s consulting services business generates revenues under contracts with customers from four sources: (1) Professional Services (consulting and auditing and including revenues from the AMA which began in January 2025); (2) Software licensing with optional hardware sales; (3) Customer service training, and (4) Maintenance/support

(1)	Revenues for professional services, which are of short-term duration, are recognized when services are completed;

(2)	For all periods reflected in this report, software license sales have been one-time sales of a perpetual license to use our software product and the customer also has the option to purchase third-party manufactured handheld devices from us if they purchase our software license. Accordingly, the revenue is recognized upon delivery of the software and delivery of the hardware, as applicable, to the customer;

(3)	Training sales are one-time upfront short-term training sessions and are recognized after the service has been performed;

(4)	Maintenance/support is an optional product sold to our software license customers under one-year contracts accordingly, maintenance payments received upfront are deferred and recognized over the contract term.

Hosting

The Company generates hosting revenue from deploying and operating edge data centers, which provide customers with dedicated cabinet space on a monthly basis. The revenue from hosting consists of fixed monthly fees per cabinet, recognized as revenue ratably over the contractual hosting term, as the Company provides continuous access to the hosted infrastructure and related services.

The Company will generate future Hosting revenue by also renting GPU’s as a service through a Master Service Agreement. These revenues will come from a single customer. The revenue from GPU as a service will be recognized gross of operator’s costs as the Company has been identified as principal to the service agreement. Revenue will be recognized using a time-based and usage-based measure, over the contractual hosting and rental term.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

Technology Solutions

Integrated infrastructure solutions, including procurement, logistics, and deployment support services was introduced as a business vertical in 2025. Technology Solutions provides infrastructure-related services, including manufacturer-agnostic sourcing of equipment, logistics coordination, supply chain management, and fulfillment services in support of digital infrastructure and data center deployments. These services are designed to complement the Company’s edge data center platform and address customer requirements for supply chain efficiency, reduced lead times, and execution support

Multiple Performance Obligations and Allocation of Transaction Price

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

Cost of Revenues

Cost of revenues consists primarily of expenses related to our five lines of business: Technology Systems, Services, Consulting, Hosting and Technology Solutions. These costs include inventory, shipping, certain fixed labor and overhead, and allocated depreciation and amortization, as applicable to each line of business.

Advertising

The Company expenses the cost of advertising. During the three months ended March 31, 2026 and 2025, there were no advertising costs.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

For the three months ended March 31, 2026 and the year ended December 31, 2025, the Company recorded an effective income tax rate of approximately 0%. The effective tax rate differs from the U.S. federal statutory rate primarily due to a full valuation allowance maintained against the Company’s net deferred tax assets. As a result, losses incurred during the current period did not result in the recognition of an income tax benefit. The Company has recorded a valuation allowance equal to its net deferred tax assets for the years ended December 31, 2025, 2024, and 2023, as it is not more likely than not that sufficient future taxable income will be available to realize the benefit of the NOL carryforwards and other deferred tax assets.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2023, 2024 and 2025 remain open for potential audit.

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

At March 31, 2026, there were (i) an aggregate of 808,610 outstanding warrants to purchase shares of common stock, (ii) employee stock options to purchase an aggregate of 325,003 shares of common stock, (iii) 333,000 common shares issuable upon conversion of Series D Convertible Preferred Stock, and (iv) 4,789,273 common shares issuable upon conversion of Series E Convertible Preferred Stock, all of which were excluded from the computation of diluted net earnings per share because their inclusion would have been anti-dilutive.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

The Company accounts for leases as a lessor in accordance with ASC 842-30. Under ASC 842-30, leases are classified as either operating, sales-type or finance leases based on the terms and characteristics of the lease agreement. The Company is the lessor in a master capital lease agreement entered into during the second quarter of 2025 with Region 16 Education Service Center. Under the terms of the agreement, Region 16 is leasing a 500kW generator for a period of 84 months beginning June 1, 2025. Monthly lease payments are $4,035.38, with a $1 buyout option at the end of the lease term. The lease meets the criteria for classification as a sale-type finance lease under ASC 842 due to the presence of a bargain purchase option and the lease term covering a substantial portion of the asset’s useful life. At lease inception, the Company reclassified the generator from property and equipment and recognized a lease receivable equal to the present value of the lease payments. The present value of the lease payments was calculated to be $282,772, which approximates the fair value of the generator. The implied annual interest rate used to calculate the present value was 5.29%, determined using the internal rate of return (IRR) method. This rate reflects the financing component embedded in the lease payments. Over the lease term, the Company recognizes interest income on the lease receivable and reduces the receivable as payments are received. The final $1 payment at the end of the lease term will transfer ownership of the generator to Region 16. The Company believes this lease arrangement is appropriately accounted for under ASC 842 and reflects the economic substance of the transaction.

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures(Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,492,245 for the three months ended March 31, 2026. During the same period, cash used in operating activities was $1,361,911. The working capital surplus and accumulated deficit as of March 31, 2026, were $29,179,849 and $87,695,285, respectively.

The Company successfully raised approximately $3,544,689 in gross proceeds from the sale of common stock through its At-The-Market (ATM) offering program in 2024 and raised an additional $8,927,347 in gross proceeds from the ATM in 2025. Furthermore, in 2025, the Company raised approximately $45 million from other equity offerings. More recently on February 26, 2026, the Company priced a public offering of its common stock for gross proceeds of approximately $65 million. The offering closed on March 2, 2026, and was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplements filed with the SEC. The capital raised is expected to bolster the Company’s balance sheet and position it to pursue strategic initiatives related to Duos Edge AI, from a stronger financial foundation. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

NOTE 3 – ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE, RELATED PARTIES

Accounts receivable were as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accounts receivable	$2,603,501	$730,211
Accounts receivable, related parties	688,214	5,304,231
Allowance for credit losses	(65,312)	—
Accounts receivable, net	$3,226,403	$6,034,442

The Company recorded credit loss (recovery) expense in the amount of $65,312 and $(76,037) for the three months ended March 31, 2026 and March 31, 2025, respectively.

The activity related to our allowance for credit losses at March 31, 2026 and December 31, 2025 is summarized below.

	March 31, 2026	December 31, 2025
Allowance for credit losses, beginning balance	$—	$(76,037)
Allowance for credit losses provision	(65,312)	—
Less recoveries	—	76,037
Allowance for credit losses, ending balance	$(65,312)	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Furniture and Fixtures	$161,097	$161,097
Tools and Equipment	1,618,643	1,618,643
EDC PODS and Generators	3,248,578	1,791,061
Leasehold Improvements	306,910	306,910
Construction in Progress	24,131,853	25,589,371
Internal Use Software	381,441	381,441
	29,848,522	29,848,523
Accumulated Depreciation	(2,218,002)	(2,110,717)
Property and Equipment, net	$27,630,520	$27,737,806

	March 31, 2026	December 31, 2025
Internal Use Software consisted of the following:
Internal Use Software	$381,441	$381,441
Accumulated Depreciation	(344,106)	(322,487)
Internal Use Software, net	$37,335	$58,954

	Three months ended March 31, 2026	Three months ended March 31, 2025
Depreciation Expense:
Property and equipment, excluding internal use software	$85,667	$68,050
Internal Use Software amortization expense	21,619	24,943
	$107,286	$92,993

NOTE 5 – PATENTS AND TRADEMARKS

	March 31, 2026	December 31, 2025
Patents	$487,791	$476,578
Accumulated Amortization	(294,449)	(290,505)
Patents and trademarks, net	$193,342	$186,073

Amortization expense for the three months ended March 31, 2026 and 2025 was $3,943 and $2,851, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

	March 31, 2026	December 31, 2025
Software Development	$796,807	$796,807
Accumulated amortization	(734,449)	(701,532)
Software Development, net	$62,358	$95,275

The following is a schedule of estimated future amortization expense of software development costs at March 31, 2026:

2026	48,739
2027	13,619
$62,358

Amortization of software development costs for the three months ended March 31, 2026 and 2025 was $32,917 and $68,424, respectively.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

The advanced consideration did not provide the benefit of financing as the cash was consumed within the first year of the contract to align the interests of both parties under the AMA. As of March 31, 2026, deferred revenue under the arrangement was zero , comprised of the $5.0 million advance payment less $5.0 million recognized as earned revenue under the AMA for the 12 months ended December 31, 2025.

NOTE 9 – EQUITY INVESTMENT – SAWGRASS APR HOLDINGS LLC

	March 31, 2026	December 31, 2025
Equity Investment - Sawgrass APR Holdings LLC	$7,233,000	$7,233,000

At the close of business December 31, 2024, Duos Energy Corporation, a subsidiary, executed the AMA with New APR to manage its operations. The Company’s former CEO is currently a Director of the Company, and is also the CEO of New APR and the operations of New APR are housed in the same facility as the Company in Jacksonville, Florida.

The Company was issued a 5% non-voting ownership interest in Sawgrass Parent, in the form of 25,882,353 common units, which is accounted for using the equity method. The Company determined the equity method was appropriate since Sawgrass Parent is considered a related party due to common management and the Company can exert significant influence over the operations of New APR. The Company concluded that the arrangement with New APR is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration under ASC 606-10-32-31. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA which is being recognized over a period of two years, the initial contractual term of the AMA. The Company recorded $7.2 million of an equity method investment asset and $7.2 million of contract liabilities for services to be performed under the AMA. For the three months ended March 31, 2026, the Company did not recognize any equity in net income (loss) of the investee.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

During the three months ended March 31, 2026, the Company recognized $904,125 of contract liabilities as revenue, and $2,712,375 remained as contract liability at March 31, 2026. (See Note 11).

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized for the three months ended March 31, 2026.

NOTE 10 – DEBT

Notes Payable – Insurance Premium Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	March 31, 2026		December 31, 2025
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$252,510	6.90%	$—	7.65%
Third Party - Insurance Note 2	44,105	—	2,041	—
Third Party - Insurance Note 3	145,839	—	—	—
Total	$442,454		$2,041

The Company entered into an agreement on April 15, 2025 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $207,207 with a down payment in the amount of $42,241 in the second quarter of 2025 and ten monthly installments of $17,140. The Company paid off the debt in the third quarter of 2025. The Company renewed its agreement on February 10, 2026 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $401,042 with a down payment in the amount of $80,785 in the first quarter of 2026 and ten monthly installments of $33,047. At March 31, 2026 and December 31, 2025, the balance of Insurance Note 1 was $252,510, and $0, respectively.

The Company entered into an agreement effective February 3, 2025 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,594 in the second quarter of 2025 and twelve monthly installments of $2,050. There were also audit premium adjustments in the amount of $6,084. The Company renewed its agreement effective March 31, 2026 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $52,112 in the first quarter of 2026 and twelve monthly installments of $4,217. At March 31, 2026 and December 31, 2025, the balance of Insurance Note 2 was $44,105 and $2,041, respectively.

The Company entered into an agreement on February 3, 2025 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $249,448, with a down payment paid in the amount of $119,535 in the first quarter of 2025 and seven monthly installments of $18,559. The Company paid off the balance early in 2025. The Company extended the policy period to March 31, 2026 in January of 2026, paying two monthly premiums totaling $69,112. The Company renewed its agreement on March 14, 2026 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $218,680, with a down payment paid in the amount of $72,841 in the first quarter of 2026 and seven monthly installments of $16,207. At March 31, 2026 and December 31, 2025, the balance of Insurance Note 3 was $145,839 and $0, respectively, due to early payoff.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

At March 31, 2026 and December 31, 2025, contract assets, consisted of the following:

As of March 31, 2026:

	Technology Systems	Technology Solution	Total
Deferred Cost	$—	$3,028,435	$3,028,435
Cumulative revenues recognized	10,024,940	—	10,024,940
Less cumulative billings	(9,280,987)	—	(9,280,987)
Contract Asset	$743,953	$3,028,435	$3,772,388

As of December 31, 2025

	Technology Systems	Technology Solution	Total
Deferred Cost	$—	$—	$—
Cumulative revenues recognized	10,022,709	—	10,022,709
Less cumulative billings	(9,280,987)	—	(9,280,987)
Contract Asset	$741,722	$—	$741,722

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

At March 31, 2026 and March 31, 2025, contract liabilities consisted of the following:

Three months ended March 31, 2026

	Technology Systems	Services and Consulting	Technology Solutions	CN Digital Agreement	Services and Consulting- Related Parties	Total
Beginning balance at December 31, 2025	$134,331	$169,369	$1,132,164	$—	$3,616,500	$5,052,364
Revenue recognized from the beginning balance	(42,028)	(141,700)	—	—	(904,125)	(1,087,853)
Billings during the period	—	208,170	1,764,421	—	—	1,972,591
Revenue recognized from current billings	—	(69,390)	—	—	—	(69,390)
Ending balance at March 31, 2026	$92,303	$166,449	$2,896,585	$—	$2,712,375	$5,867,712

Contract assets, less current portion	$(92,303)	(166,449)	$(2,896,585)	$—	$(2,712,375)	$(5,867,712)
Contract assets, non-current portion	—	—	—	—	—	—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

Technology Systems

At March 31, 2026 and December 31, 2025 contract liabilities, technology systems consisted of the following:

	March 31, 2026	December 31, 2025
Billings and/or cash receipts on uncompleted contracts	$1,264,658	$1,264,658
Less: Cumulative revenues recognized	$(1,172,355)	$(1,130,327)
Contract liabilities, technology systems, current	$92,303	$134,331

The Company expects to recognize all current contract liabilities within 12 months from the respective consolidated balance sheet date.

CN Digital Agreement

In May 2024, the Company recorded an initial deferred revenue as a contract liability in the amount of $11,161,428 of which $199,008 related to a pilot program was immediately recognized as revenue (See Note 7) and another $1,569,310 was recognized in 2024. During the year ended December 31, 2025, the Company recognized revenue of $1,461,567 from this deferred revenue. This contract liability resulted from a five-year contract with a customer where the Company received non-monetary consideration recorded as intangible assets (See Note 7). This transaction was accounted for under ASC 606-10-32-21 through ASC-606-10-32-24, Non-Cash Consideration. The performance obligations, which included various support and maintenance services were to be recognized as revenue pro-rata over time during the five-year contract term. The Company performed a recoverability test as of December 31, 2025 by comparing the carrying amount of the asset to the sum of its estimated undiscounted future cash flows. The Company determined that the carrying amount of the asset was not recoverable, as estimated undiscounted future cash flows were negligible. The Company measured the impairment loss based on the asset’s estimated fair value as of December 31, 2025. Given the absence of historical or expected future cash flows, the lack of an observable market for the asset, and the ongoing contractual dispute, the Company determined that the fair value of the CN Digital Image License was zero.

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

Services and Consulting Related Parties

In December 2024, the Company entered into a series of contracts with Fortress under which the Company will deploy and operate a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to Sawgrass in connection with the assets. In exchange for services performed under the Asset Management Agreement (“AMA”), the Company received an advance cash payment and common units in Sawgrass (see Note 9). Sawgrass paid the Company $5.0 million in cash upon execution of the contract, which was applied ratably on a monthly basis against amounts incurred under the AMA for a period of 12 months in 2025. In the event that the AMA was terminated within the first 12 months, any balance remaining of the advanced funds would be credited in full to Duos.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

As of December 31, 2024 deferred revenue under the arrangement was $5.0 million, comprised of the $5.0 million advance payment. The Company recognized $5.0 million in revenue under the AMA during the year ended December 31, 2025. No revenues were recognized during the three months ended March 31, 2026.

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

As of March 31, 2026, the balance in contract liabilities pertaining to the value of the equity method interest will be recognized as revenue as follows:

Calendar Year	Amounts
2026 (Remaining)	$2,712,375
Contract Liabilities	$2,712,375

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

e. Hosting (Deployment and operation of edge data centers, providing customers with cabinet space and related infrastructure service); and

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

b. Goods delivered at a point in time.

5. Our services & maintenance contracts are fixed price and fall into two duration types:

a. Turnkey engineered projects and professional service contracts that are less than one year in duration and are typically one to two quarters in length; and

b. Maintenance and support contracts ranging from one to five years in length.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

Quantitative:

For the three months ended March 31, 2026

Segments	Technologies	Technology Solutions	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$576,726	$562,454	$30,275	$1,552,572	$2,722,027

Major Goods and Service Lines

Turnkey Projects	$44,259	$—	$—	$—	$44,259
Maintenance and Support	532,467	562,454	30,275	1,552,572	2,677,768
	$576,726	$562,454	$30,275	$1,552,572	$2,722,027

Timing of Revenue Recognition

Goods transferred over time	$44,259	$562,454	$—	$—	$606,713
Services transferred over time	532,467	—	30,275	1,552,572	2,115,314
	$576,726	$562,454	$30,275	$1,552,572	$2,722,027

For the three months ended March 31, 2025

Segments	Technologies	Technology Solutions	Data Center Hosting & Related Services	Asset Management	Total
Primary Geographical Markets

North America	$1,037,435	$—	$—	$3,914,750	$4,952,185

Major Goods and Service Lines

Turnkey Projects	$64,684	$—	$—	$—	$64,684
Maintenance and Support	972,751	—	—	3,914,750	4,887,501
	$1,037,435	$—	$—	$3,914,750	$4,952,185

Timing of Revenue Recognition

Goods transferred over time	$64,684	$—	$—	$—	$64,684
Services transferred over time	972,751	—	—	3,914,750	4,887,501
	$1,037,435	$—	$—	$3,914,750	$4,952,185

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

NOTE 12 – SEGMENT REPORTING

Beginning on January 1, 2025, the Company operates in four operating and reportable segments which consist of (1) applying machine vision and AI to analyze high-speed objects and generate revenue from system installations, AI integrations, support, and consulting, herein known as the “Technologies” segment, (2) deploying Edge Data Centers for localized data processing in rural and underserved markets and providing GPUaaS, herein known as the “Data Center Hosting & Related Services” segment, (3) delivering manufacturer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments, herein known as the “Technology Solutions” segment and (4) providing Asset Management Services under the AMA with New APR, managing mobile gas turbines and related assets, herein known as the “Asset Management Services” segment. The Company has determined that these reportable segments were strategic business units that offer different products and services. Currently, these reportable segments are being managed separately based on the fundamental differences in their operations.

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

The Company’s Data Center Hosting & Related Services segment generates revenues through the deployment of Edge Data Centers that enable faster, localized data processing in rural and underserved markets, providing scalable solutions for enterprise and government clients and providing GPU as a service.

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

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The decisions concerning the allocation of the Company’s resources are made by the CODM with oversight by the Board of Directors. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit (loss), generally defined as income or loss before interest expense and income taxes. The CODM assesses segment performance by using each segment’s operating income (loss) and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including whether to invest resources into the segments or into other parts of the Company. Segment assets are reviewed by the Company’s CODM and are disclosed below. The accounting policies of the Technologies, Data Center Hosting & Related Services, Technology Solutions, and Asset Management Services segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

Information with respect to these reportable business segments for the three months ended March 31, 2026 and 2025 was as follows:

Three Months ended March 31, 2026

	Technologies	Technology Solutions	Data Center Hosting & Related Services	Asset Management Services	Corporate and Unallocated	Consolidated
Net revenues	$576,726	$562,454	$30,275	$1,552,572	$—	$2,722,027

Cost of revenues	21,799	506,570	39,433	543,857	—	1,111,659
Operating Expenses (excluding depreciation and amortization)	2,761,763	467,228	550,455	—	2,437	3,781,883
Depreciation and amortization	101,894	—	—	—	—	101,894
Stock Compensation	—	—	—	—	1,358,137	1,358,137
Income (loss) from operations	(2,308,730)	(411,344)	(559,613)	1,008,715	(1,360,574)	(3,631,546)
Interest Expense	—	—	—	—	—	—
Other Income	1,477	—	3,440	5,892	128,492	139,301
Income (loss) before provision for income taxes	(2,307,253)	(411,344)	(556,173)	1,014,607	(1,232,082)	(3,492,245)
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$(2,307,253)	$(411,344)	$(556,173)	$1,014,607	$(1,232,082)	$(3,492,245)

Three Months ended March 31, 2025

	Technologies	Technology Solutions	Data Center Hosting & Related Services	Asset Management Services	Corporate and Unallocated	Consolidated
Net revenues	$1,037,435	$—	$—	$3,914,750	$—	$4,952,185

Cost of revenues	980,458	—	—	2,658,068	—	3,638,526
Operating Expenses (excluding depreciation and amortization)	1,649,951	—	315,066	—	—	1,965,017
Depreciation and amortization	164,233	—	34	—	—	164,267
Stock Compensation	—	—	—	—	974,003	974,003
Income (loss) from operations	(1,757,206)	—	(315,100)	1,256,682	(974,003)	(1,789,628)
Interest Expense	(3,265)	—	(319,312)	—	—	(322,577)
Other Income	19,168	—	10,678	2,083	613	32,542
Income (loss) before provision for income taxes	(1,741,304)	—	(623,734)	1,258,765	(973,390)	(2,079,663)
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$(1,741,304)	$—	$(623,734)	$1,258,765	$(973,390)	$(2,079,663)

Total assets by segment on March 31, 2026 and December 31, 2025 were:

	March 31, 2026	December 31, 2025
Technologies	$2,771,431	$2,266,518
Technology Solutions	5,375,733	581,366
Data Center Hosting & Related Services	69,456,717	28,024,994
Asset Management Services	7,921,214	12,537,718
Corporate and Unallocated	37,391,967	19,998,819
	$122,917,062	$63,409,415

All assets are located in the United States.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

Office Lease

On July 26, 2021, the Company entered a new operating lease agreement for office and warehouse combination space of 40,000 square feet, with the lease commencing on November 1, 2021, and ending April 30, 2032. This new space combines the Company’s two separate work locations into one facility, which allows for greater collaboration. On November 24, 2021, the lease was amended to commence on March 1, 2021, and end on May 31, 2032. The Company recognized an ROU asset and operating lease liability in the amount of $4,980,104 at lease commencement. Rent for the first eleven months of the term was calculated based on 30,000 rentable square feet. The rent is subject to an annual escalation of 2.5%, beginning November 1, 2023. The Company made a security deposit payment in the amount of $600,000 on July 26, 2021. Per the contract, in the 18th month and every 12th month thereafter, the security deposit is reduced by $50,000 and now stands at $450,000. The right of use asset balance at March 31, 2026 and December 31, 2025, net of accumulated amortization, was $3,550,592 and $3,650,717, respectively.

The office and warehouse lease has a remaining term of approximately 6.25 years and includes an option to extend for two renewal terms of five years each. The renewal options are not reasonably certain to be exercised, and therefore, they are not included when determining the lease term used to establish the right-of-use asset and lease liability. The Company also has several short-term leases, primarily related to equipment. The Company made an accounting policy election to not recognize short-term leases with terms of twelve months or less on the consolidated balance sheet and instead recognize the lease payments in expense as incurred. The Company has also elected to account for real estate leases that contain both lease and non-lease components (such as common area maintenance) as a single lease component.

The following table shows supplemental information related to leases:

	Three Months Ended March 31,
	2026	2025
Lease cost:
Operating lease cost	$195,409	$195,409
Short-term lease cost	$7,834	$5,303

Other information:
Operating cash outflow used for operating leases	$204,204	$199,224
Weighted average discount rate	9.0%	9.0%
Weighted average remaining lease term	6.25 years	7.25 years

As of March 31, 2026, future minimum lease payments due under our office operating leases are as follows:

Amount
Calendar year:
2026	$614,314
2027	838,984
2028	859,856
2029	880,357
Thereafter	2,303,214
Total undiscounted future minimum lease payments	5,496,725
Less: Impact of discounting	(1,334,643)
Total present value of operating lease obligations	4,162,082
Current portion	(823,625)
Operating lease obligations, less current portion	$3,338,457

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

Land Leases

The Company leases multiple land locations for deployment and operation of its modular edge data centers with varying monthly lease payments. Certain lease arrangements include $1 monthly payments, while others include variable payments from the Company to the landlords under revenue sharing arrangements calculated as a percentage of revenues generated from colocation services at the respective sites or the provision of a free rack within the data center valued at fair market value. Variable lease payments are excluded from the measurement of operating lease liabilities and will be expensed in the period incurred. Additionally, certain landlords for these sites may also be customers of the Company in the future whereby they will rent server rack space in the data centers.

On August 1, 2025, Duos Edge AI, Inc. entered into a commercial ground lease with a term of ten years commencing upon delivery of a modular structure to the premises, with one five-year renewal option. Base monthly rent is $2,500 for the first year or until installation of a second modular structure, increasing to $3,500 thereafter. If renewed, monthly rent will be $4,300 during the renewal term. On December 1, 2025, Duos Edge AI entered into a commercial ground lease with a term of ten years commencing upon delivery of a modular structure to the premises, with one five-year renewal option. Base monthly rent is $1,500 until the renewal term. The lease requires the tenant to pay real estate taxes, common area maintenance charges and utilities, and maintain insurance coverage. Tenant is responsible for all costs associated with site preparation and installation of improvements, including modular structures and backup power systems.

On September 1, 2025, Duos Edge AI, Inc. entered into a commercial ground lease with an effective date of November 1, 2025 with a term of ten years commencing upon delivery of a modular structure to the premises, with one five-year renewal option. Base monthly rent is $1 until installation of the modular structure, increasing to $1,801 due to a provision in the lease agreement that allows the lessor a free rack with fair market value of $1,800 during the lease term. The lease requires the tenant to pay real estate taxes, common area maintenance charges, and utilities, and maintain insurance coverage. Tenant is responsible for all costs associated with site preparation and installation of improvements, including modular structures and backup power systems.

On December 16, 2025, Duos Edge AI, Inc. entered into a commercial ground lease effective March 1, 2026 with a term of ten years commencing upon delivery of a modular structure to the premises, with one five-year renewal option. Base monthly rent is $1 until installation of the modular structure, increasing to $1,801 due to a provision in the lease agreement that allows the lessor a free rack with fair market value of $1,800 during the lease term. The lease requires the tenant to pay real estate taxes, common area maintenance charges, and utilities, and maintain insurance coverage. Tenant is responsible for all costs associated with site preparation and installation of improvements, including modular structures and backup power systems.

As of March 31, 2026, the minimum lease payments due under these land operating leases are as follows:

Calendar year:	Amount
2026	$68,018
2027	103,224
2028	103,224
2029	103,224
Thereafter	600,344
Total undiscounted future minimum lease payments	978,034
Less: Impact of discounting	(353,311)
Total present value of operating lease obligations	624,723
Current portion	93,824
Operating lease obligations, less current portion	$530,899
Weighted average discount rate	10.0%
Weighted average remaining lease term	9.6 years

The present value of these payments is approximately $624,722, which was initially recorded as a lease liability and right-of-use asset on the consolidated balance sheet, with $93,824, classified as a current liability and $530,899 as a non-current liability as of March 31, 2026. The right-of-use asset was $604,885 as of March 31, 2026. See Note 1 for the Company’s materiality threshold applied to lease accounting under ASC 842.

March 31, 2026
Lease Cost:
Operating lease cost	$25,003
Cash outflow	$12,004

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

The following table shows supplemental information related to the MLA:

	Three Months Ended March 31,
	2026	2025
Lease cost:
Master Lease Agreement cost	$—	$121,013
Short-term lease cost	$—	$487,695

Other information:
Operating cash outflow used for finance leases	$—	$11,700
Weighted average discount rate	—	8.63%
Weighted average remaining lease term	—	5.17 years

GPU-as-a-Service Arrangement

The Company has entered into a master service agreement with Hydra Host, Inc. containing commitments to key vendors to purchase GPU servers, networking equipment, and related infrastructure to support its GPU as a service operations. Hydra Host Inc., as the operator under the arrangement, will arrange asset purchases with vendors and configure, install, operate, and maintain the servers on the Company’s behalf and secure a customer for the Company. As of March 31, 2026, the aggregate estimated cost of these commitments is approximately $145 million. The Company deposited $35.42 million with Hydra Host as of March 31, 2026 to secure the respective GPUs and server assets from third party vendors. Since under the arrangement the risk of loss for the purchased equipment does not transfer to the Company until the equipment is delivered, this deposit is included in Deposits on equipment in the accompanying consolidated balance sheet as of March 31, 2026. The remaining commitments are expected to be funded through a combination of senior debt financing and customer prepayments.

The Company will secure senior debt financing to fund approximately 70% of its GPU infrastructure investments after approximately $43.5 million in funding has been provided to the GPU vendor through Hydra Host. The debt will be secured by the underlying GPU server assets which the Company is required to insure and will include customary covenants and reserve requirements. Interest rates vary based on market conditions and the future customer risk profile.

As of March 31, 2026, Hydra Host has secured a customer for the Company and this customer provided a deposit of $15,000,000 to the Company in May 2026.

Revenue will be significantly concentrated with a single customer agreement for use of all purchased GPU servers. In the arrangement, the Company bears the full risk of customer nonpayment, as the third party operator, Hydra Host, does not guarantee customer credit performance. Management will monitor customer payment history and credit exposure on an ongoing basis.

The Company will retain ownership of the GPU servers at the conclusion of the customer contract and is exposed to residual value risk related to changes in technology, pricing, and market demand. The Company will evaluate GPU server assets and related deposits on equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

NOTE 14 – STOCKHOLDERS’ EQUITY

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

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders would be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of March 31, 2026 and December 31, 2025, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

The Company’s Board of Directors designated 5,000 shares as the Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). Each share of the Series C Convertible Preferred Stock had a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock had 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series C Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $5.50 (subject to adjustment). The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series C Preferred Stock elected the 19.99% Beneficial Ownership Limitation. As of March 31, 2026 and December 31, 2025, respectively, there are zero and zero shares of Series C Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

In April, May, July and October of 2024, 870 outstanding shares of Series D Convertible Preferred Stock were converted into 290,002 shares of common stock. In February of 2025, 300 outstanding shares of Series D Convertible Preferred Stock were converted into 100,000 shares of common stock. As of March 31, 2026, and December 31, 2025, there were 999 and 999 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

As of March 31, 2026, and December 31, 2025, respectively, there were 12,500 and 12,500 shares of Series E Convertible Preferred Stock issued and outstanding.

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

As of March 31, 2026, and December 31, 2026, respectively, there were zero and zero shares of Series F Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

Common stock issued

2026 Transactions

On January 1, 2026, the Company issued restricted stock awards to an officer for a total of 150,000 shares of restricted stock with 3-year cliff vesting with an aggregate grant-date fair value of $1,687,504 based on a $11.25 price per share.

On January 1, 2026, the Company issued restricted stock awards to eight employees for a total of 145,000 shares of restricted stock with 25% vesting on January 1, 2027, 25% vesting on January 1, 2028 and 50% vesting on January 1, 2029 with an aggregate grant-date fair value of $1,631,254 based on a $11.25 price per share.

On January 15, 2026, a former employee exercised options to purchase 2,500 shares generating total gross proceeds of $19,009, incurring stock issuance cost of $101, payroll tax cost of $2,883, and yielding net proceeds of $16,025. The exercise were made pursuant to the Company’s 2021 Equity Incentive Plan and were conducted in accordance with the applicable terms of the plan and the individual award agreements.

On February 1, 2026, the Company issued restricted stock awards to two employees for a total of 125,000 shares of restricted stock with 3-year cliff vesting with an aggregate grant-date fair value of $1,175,008 based on a $9.40 price per share.

On March 2, 2026, the Company issued 8,666,666 shares of its common stock under a public offering priced at $7.50 per share, resulting in net proceeds of approximately $60.3 million net of offering costs of $4.7 million. In connection with the offering on March 2, 2026, the underwriters were issued 433,334 warrants. See warrants disclosure below.

On March 3, 2026, a former employee completed a cashless exercise of stock options for 5,556 shares of the Company’s common stock.

On March 31, 2026, the Company issued 14,193 shares of common stock for payment of board fees to four directors valued at $95,000 for services to the board which was expensed during the three months ended March 31, 2026. The volume-weighted average price (VWAP) on the grant date used to value the services is $6.69 per share.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

As of March 31, 2026, the Company has an accrued liability of $33,538 included in accrued expenses of employee contributions for the ESPP which may convert to shares of common stock upon the close of the offering period open from January 1, 2026 to June 30, 2026. The liability is offset by restricted cash held by the Company in the same amount for employee contributions which the Company expects to convert to common stock upon closure of the offering period at June 30, 2026. Additionally, the Company recorded a stock-based expense associated with the ESPP for the three months ended March 31, 2026 of $16,318.

The Company computed the fair value of the look-back feature call and put options for January 1, 2026 to March 31, 2026 using a Black Scholes option pricing model using the following assumptions:

At March 31, 2026
Grant date share price	$6.86
Grant date exercise price	$5.83
Expected term	0.5 years
Expected volatility	76.29%
Risk-free rate	3.70%
Expected dividend rate	0%

During the offer period, the Company records stock-based compensation pro rata as an expense and a credit to additional paid-in capital. The following table discloses relevant information for the ESPP at March 31, 2026 and for three months then ended.

At March 31, 2026
Cash payment received from employee withholding	$33,538
Cash from employee withholdings used to purchase shares under ESPP	—
Accrued employee withholdings at March 31, 2026	$33,538

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

For the Three Months ended March 31, 2026
Cash from employee withholding used to purchase ESPP shares	$—
Stock based compensation expense	16,318
Total increase to equity for year ended March 31, 2026	$16,318

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2026 and 2025, was $20,000 and $22,030, respectively, for stock options granted to employees and directors. This expense is included in general and administration expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant date fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2026, the total compensation cost for stock options that was not yet recognized was $52,113. This cost will be recognized over the remaining vesting term of the options ranging from 3 months to 2.8 years.

Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2026 and 2025, was $1,343,011 and $951,973, respectively, for shares of restricted stock granted to employees. During the three months ended March 31, 2026, the Company granted a total of 420,000 shares of restricted stock with an aggregate grant-date fair value of $4,493,766, computed as 295,000 shares at $11.25 per share and 125,000 shares at $9.40 per share. This expense is included in general and administration expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the restricted stock units that are ultimately expected to vest. At March 31, 2026, the total compensation cost for restricted stock not yet recognized was $11,917,154. This cost will be recognized over the remaining vesting term of the restricted stock ranging from 2 to 3 years.

Treasury Stock

At March 31, 2026, and December 31, 2025, the Company held 1,324 shares of Common Stock at an aggregate value of $157,452 of treasury stock.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

NOTE 15 – COMMON STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK

Options

2026

During the three months ended March 31, 2026, the Company’s Board of Directors granted 5,000 5 year stock options with a strike price of $11.44 per share to one key employee. These options were awarded as a one-time award as a retention incentive and have a fair value of $40,948 and carry a three-year vesting period.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	606,452	$5.29	2.0	$514,394
Granted	20,000	$5.64	2.5	$112,200
Forfeited	(271,449)	$5.71	—	$—
Outstanding at December 31, 2025	355,003	$5.00	1.8	$2,219,665
Exercisable at December 31, 2025	283,000	$5.15	1.5	$1,727,688

Outstanding at December 31, 2025	355,003	$5.00	1.8	$2,219,665
Granted	5,000	$11.44	4.8	$—
Exercised	(15,000)	$4.69	—	$—
Forfeited/Expired	(20,000)	$4.18	—	$—
Outstanding at March 31, 2026	325,003	$5.16	1.8	$575,104
Exercisable at March 31, 2026	251,334	$5.24	1.5	$408,018

The fair value of the incentive stock option grants for the three months ended March 31, 2026 and 2025 were estimated using the following assumptions:

	For the Three Months Ended March 31,
	2026	2025
Stock price	$11.25	$—
Exercise Price	$11.44	$—
Risk free interest rate	3.55%	—
Expected term in years	5	—
Dividend yield	—	—
Volatility of common stock	93.67%	—

 Weighted average grant date fair value per option was $8.19 for the three months ended March 31, 2026.

Warrants

2026

In connection with the Company’s equity financing completed during the quarter ended March 31, 2026, the Company issued 5-year warrants for 433,334 common shares at an exercise price of $9.00 per share to the investment bankers who facilitated the offering. The warrants were issued contemporaneously with the closing of the financing and were included as part of the negotiated engagement terms. The warrants are indexed to the Company’s common stock, provide for settlement in a fixed number of shares for a fixed exercise price, and are freestanding equity instruments. Accordingly, they meet the criteria for equity classification under ASC 815-40 and are not subject to remeasurement in future periods.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

The Company determined the warrants were non-compensatory pursuant to ASC 340-10-S99-1, as they were issued as part of the overall consideration for services directly related to the capital raise, were not tied to future performance, and did not include any vesting or service conditions.

The fair value of the warrants was determined using the Black-Scholes option-pricing model based on the following key assumptions: expected volatility, risk-free interest rate, expected term, and expected dividend yield as of the grant date. The resulting fair value of approximately $2,305,016 was recorded as a reduction to Additional Paid-In Capital (APIC) within stock issuance costs, with a corresponding credit to APIC for the issuance of the warrants.

The Company used the following assumptions in determining the fair value of the warrants:

Date of Grant	March 2, 2026
Stock Price	$7.61
Exercise Price	$9.00
Expected Remaining Term (Years)	5.00
Expected Volatility	92%
Dividend Yield	0%
Discount Rate - Bond Equivalent Yield	3.620%

No income statement impact is expected related to these warrants in future periods.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	—	$—	—	$—
Warrants expired, forfeited, cancelled or exercised	—	$—	—	$—
Warrants issued	375,276	$7.20	5.0	$—
Outstanding at December 31, 2025	375,276	$7.20	4.6	$1,519,868
Exercisable at December 31, 2025	375,276	$7.20	4.6	$1,519,868

Outstanding at December 31, 2025	375,276	$7.20	4.6	$1,519,868
Warrants expired, forfeited, cancelled or exercised	—	$—	—	$—
Warrants issued	433,334	$9.00	5.0	$—
Outstanding at March 31, 2026	808,610	$8.16	4.7	$—
Exercisable at March 31, 2026	808,610	$8.16	4.7	$—

Restricted Stock

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	—	$—
Restricted stock granted	2,146,898	$6.13
Restricted stock forfeited	(162,500)	$6.00
Restricted stock vested	(20,000)	$5.22
Unvested at December 31, 2025	1,964,398	$6.15
Vested at December 31, 2025	20,000	$5.22

Unvested at December 31, 2025	1,964,398	$6.15
Restricted stock granted	420,000	$10.70
Restricted stock forfeited	—	$—
Restricted stock vested	(10,000)	$5.98
Unvested at March 31, 2026	2,374,398	$6.95
Vested at March 31, 2026	30,000	$5.47

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

NOTE 16 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the three months ended March 31, 2026, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the three months ended March 31, 2026, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $21,282.

NOTE 17 – RELATED PARTY TRANSACTIONS

Frank Lonegro serves on the Board of Directors and is a member of the Audit, Compensation and Corporate Governance and Nominating Committees. Mr. Lonegro is the Chief Executive Officer of Landstar System, Inc. (“Landstar”), based in Jacksonville, Florida. The Company has previously utilized Landstar for shipping services including transporting large items. Most recently, Landstar was the designated vendor involved in shipping an Edge Data Center to an Amtrak site in Secaucus, New Jersey. Mr. Lonegro was not involved in the selection of his Company by the Company, with which there was an existing relationship pre-dating Mr. Lonegro’s appointment to the Board of the Company. Mr. Lonegro did not participate in any Board discussions or votes relating to the selection of Landstar nor approval of the transactions with Landstar. The terms of these transactions were reviewed and approved by the management team. For the three months ended March 31, 2026 and March 31, 2025, the Company expensed zero and $8,690, respectively, on transactions relating to Landstar. At March 31, 2026 and December 31, 2025, the amounts owed were zero and zero , respectively, and are included in accounts payable in the accompanying balance sheets.

Brian James serves on the Board of Directors and is the president of NAT Tech LLC dba National Technologies (“NTI”). The Company has provided equipment to NTI in the normal course of business. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized revenue , net of sales tax, $44,429 and zero,respectively on transactions relating to NTI. At March 31, 2026 and December 31, 2025, the amounts due were $48,356 and zero 0, respectively, and are included in the accounts receivable in the accompanying balance sheets.

Kristen Sanderson, Senior Vice President of Duos Technologies Solutions Inc, has a personal relationship with Doug Recker, who joined the Company in April 2024 as President of Duos Edge AI, Inc and assumed the role of Chief Executive Officer of Duos Technologies Group, Inc. effective April 1, 2026. Ms. Sanderson joined the Company on October 20, 2025, and as of March 31, 2026, reported directly to Mr. Recker.

For the three months ended March 31, 2026, Ms. Sanderson received total compensation of $56,469.

In the fourth quarter of 2022, the Company elected to not renew a support contract with an existing customer due to a change in focus by the Company away from its Integrated Correctional Automation System (“iCAS”) business and the limited amount of revenue expected from that business going forward. On June 29, 2023, the Company completed a transaction whereby it sold assets related to its iCAS business and a recommendation to that customer to engage with the eventual buyer going forward. The transaction was completed with a third-party buyer of which the Company’s then former Chief Financial Officer is a director. The former officer, who was rehired as our CFO in May of 2024 and served in that position through November 15, 2025, did not participate in the transaction on behalf of the Company which was negotiated by the CEO. (see Note 18)

In late 2024, Duos engaged with Fortress Investment Group (“FIG”) to assist in FIG’s purchase of approximately 850 megawatts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation (“balance of plant”). In late November 2024, Sawgrass Buyer LLC, an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, “APR”). Chuck Ferry, our former CEO, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024. At closing, Sawgrass Buyer LLC entered into an Asset Management Agreement (“AMA”) with the Company under which a substantial portion of Company staff, including certain members of the management team (including Mr. Ferry), would oversee operations of Sawgrass Buyer LLC. The AMA term is two years and subject to customary cancellation provisions. At closing, the Company also received a 5% non-voting equity ownership interest in Sawgrass APR Holdings, LLC (“Sawgrass Parent”), the ultimate parent Company of Sawgrass Buyer LLC. As part of the transaction, certain members of the Company’s management team, including Charles Ferry, Duos’ Chief Executive Officer(through his resignation in March 2026), and Christopher King, Duos Chief Operating Officer (through his resignation in September 2025), serve in a similar position with New APR in addition to their role at the Company. Mr. Ferry is also Executive Chairman and a member of the Board of New APR. Mr. Goldfarb, the Company’s former CFO (as of November 15, 2025), is an observer on the board of New APR but has have no executive role or management responsibilities at the new entity. The Company continued to pay 50% of the compensation for Mr. Ferry through March 2026.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

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

The original issue discount was accrued into interest income over the term of the note.

The note receivable was recorded as follows on March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Convertible note receivable	$180,000	$180,000
Less allowance on note receivable	(180,000)	(180,000)
Convertible note receivable, net	$—	$—

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2026 and 2025 (Unaudited)

NOTE 19 – SUBSEQUENT EVENTS

On April 1, 2026, Douglas Recker was appointed Chief Executive Officer of the Company. In connection with his appointment, Charles Ferry resigned as Chief Executive Officer of the Company. Mr. Ferry continues to serve as a member of the Company’s Board of Directors and remains Chief Executive Officer of New APR Energy, LLC, in which the Company holds a 5% equity interest. In connection with Mr. Ferry’s resignation, the Company and Mr. Ferry amended and restated the Equity Award Agreement originally entered into on January 1, 2025 (the “Original Agreement”). Under the Original Agreement, Mr. Ferry had been granted 552,889 shares of the Company’s common stock pursuant to the Company’s 2021 Equity Incentive Plan, as amended, subject to a three-year cliff vesting schedule with vesting on December 31, 2027. The Original Agreement provided that the shares would be forfeited if Mr. Ferry ceased employment with the Company prior to the vesting date or upon the occurrence of certain other specified events. Pursuant to the amended and restated agreement, the number of shares subject to the award was reduced to 261,445 shares. The vesting date of December 31, 2027 remains unchanged; however, vesting is now conditioned upon Mr. Ferry’s continued service as a member of the Company’s Board of Directors through the vesting date. All other material terms of the award remain unchanged. In accordance with the Company’s accounting policy to recognize forfeitures as they occur, previously recognized compensation expense related to the forfeited portion will be reversed in the period of forfeiture.

On May 1, 2026, a former consultant completed a cashless exercise of stock options and received 17,756 shares of the Company’s common stock upon exercise of 33,334 stock options.

In connection to the GPU as a service arrangement with Hydra Host, the Company received a $15 Million prepayment deposit from the single customer on May 1, 2026. The deposit will be amortized as revenue over the term of the project, 3 years, once services begin. The customer prepayment will be used to fund the initial investment of the GPU servers and related services.

On May 5, 2026, a former employee exercised options to purchase 10,104 shares and the Company received proceeds in the amount of approximately $57,000. The exercise was made pursuant to the Company’s 2021 Equity Incentive Plan and was conducted in accordance with the applicable terms of the plan and the individual award

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc., and its operating subsidiaries, Duos Technologies, Inc. (“Duos”), Duos Edge AI, Inc. (“Edge”), Duos Energy Corporation (“Energy”), and Duos Technologies Solutions, Inc. (“Solutions”) (Duos Technologies Group, Inc., Duos, Edge, Energy, and Solutions, collectively the “Company” “we”, “our”, and “us”) from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “aim,” “project,” “target,” “will,” “may,” “should,” “forecast” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements typically address the Company’s expected future business and financial performance and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

During the first quarter of 2026, the Company continued to transition its business toward a more diversified model centered on digital infrastructure, artificial intelligence, and technology-enabled services. The Company’s operations are increasingly focused on expanding its edge computing platform, growing its energy and consulting capabilities, and enhancing its technology solutions offerings.

Key elements of the Company’s plan of operation include:

Expansion of Edge Data Center Platform

The Company, through Duos Edge AI, Inc., is actively deploying a network of modular Edge Data Centers (“EDCs”) designed to support localized computing, artificial intelligence workloads, and low-latency applications.

The Company’s EDC strategy is intended to support recurring revenue through hosting, colocation, and managed infrastructure services. The execution of this strategy requires capital investment, customer adoption, and operational execution, each of which is subject to risks.

Expansion into Energy and Power Solutions

The Company expanded its operations into energy and power solutions through Duos Energy Corporation, which focuses on energy consulting, power infrastructure planning, and behind-the-meter (“BTM”) energy solutions.

The Company entered into an Asset Management Agreement (“AMA”) with New APR beginning in January 2025. In connection with this agreement, the Company also acquired a minority, non-voting equity interest in the ultimate parent of New APR. In 2026, the Company and New APR mutually agreed to reduce the scope of services under the AMA, resulting in a corresponding decline in related party revenue and associated costs as part of streamlining operations and aligning resources with its core strategic initiatives.

Growth of Technology Solutions and Infrastructure Services

In the first quarter of 2026, the Company expanded its Technology Solutions business to provide infrastructure-related services supporting data center and digital infrastructure deployments.

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

Legacy Technology Systems

The Company’s legacy business, which is the railcard inspection portal, has become less important to the Company’s future as we diversify our business strategy.

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

Deployment of GPU-as-a-Service Arrangement

The Company has entered into a master service agreement with Hydra Host, Inc. containing commitments to key vendors to purchase GPU servers, networking equipment, and related infrastructure to support its GPU as a service operation. Hydra Host Inc., as the operator under the arrangement, will arrange asset purchases with vendors and configure, install, operate, and maintain the servers on the Company’s behalf and secure a customer for the Company.

As of March 31, 2026, the aggregate estimated cost of these capital commitments was approximately $145 million, as of March 31, 2026 $35.42 Million has been deposited to secure the respective GPUs and Server assets. The remaining commitments are expected to be funded through a combination of senior debt financing and customer prepayments. The Company will secure senior debt financing to fund approximately 70% of its GPU infrastructure investments after approximately $43.5 million in funding has been provided to the GPU vendor. The debt will be secured by the underlying GPU server assets and include customary covenants and reserve requirements. Interest rates may vary based on market conditions and the future customer risk profile.

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

However, the Company’s ability to achieve its objectives is subject to numerous risks and uncertainties, including:

•	The ability to obtain sufficient capital to fund infrastructure and GPU as a service development

•	Execution risks associated with deploying and operating EDCs and engaging in the GPU as a service agreement

•	Dependence on key contracts

•	Customer adoption of new technologies and services

•	Supply chain and vendor risks

•	Competitive market conditions

•	Macroeconomic and regulatory factors

With the diversification into Edge Computing and power generation, coupled with continued growth in its core machine vision and AI-based inspection technologies, the Company is well-positioned to drive increased revenue, improve profitability, and generate long-term shareholder value.

Although the Company’s prospects for future revenue growth are anticipated to be favorable, investing in our securities involves risk and careful consideration should be made before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control and unexpected macro events can have a severe impact on the business. Please see the risk factors identified in “Item 1A– Risk Factors” in the 2025 Annual Report.

Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements included in this report.

Comparison for the Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended March 31,
	2026	2025

Revenues	$2,722,027	$4,952,185
Cost of revenues	1,111,659	3,638,526
Gross margin	1,610,368	1,313,659
Operating expenses	5,241,914	3,103,287
Loss from operations	(3,631,546)	(1,789,628)
Other income (expense)	139,301	(290,035)
Net loss	$(3,492,245)	$(2,079,663)

Revenues

	For the Three Months Ended March 31,
	2026	2025	% Change
Revenues:
Technology systems	$44,259	$64,684	-32%
Technology solutions	562,454	—	100%
Services and consulting	532,467	972,751	-45%
Services and consulting – Related parties	1,552,572	3,914,750	-60%
Hosting	30,275	—	100%
Total revenues	$2,722,027	$4,952,185	-45%

The decrease in technology systems revenues to $44,259 from $64,684 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, is primarily attributed to continued delays outside of the Company’s control with deployment of our two high-speed Railcar Inspection Portals, which are recorded in the technology systems portion of our business. Although these systems remain largely ready for deployment, customer delays at the deployment site continue to prevent installation even though these two high-speed Railcar Inspection Portals were deep into their production and manufacturing phases, which did not allow us to record the next phase of recognition. We believe that the customer is approaching the completion of the local site preparation and is preparing for field installation in 2026.

The Company began recognizing revenues from its Technology Solutions business unit during the second half of 2025. The Technology Solutions business unit provides manufacturer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments. No such revenues were recognized during the comparable prior-year period.

The decrease in services and consulting revenue from the rail business from $972,751 to $532,467 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily attributable to the cessation of revenue recognition related to the CN Digital Image Agreement.

The decrease in related-party services and consulting revenue for the three months ended March 31, 2026 was primarily driven by New APR beginning to reduce the scope of services provided under the Asset Management Agreement (“AMA”) established on December 31, 2024. Under the AMA, Duos Energy oversees the deployment and operation of a fleet of mobile gas turbines and related balance-of-plant inventory and provides management, sales, and operational support services to New APR. As a result, the Company generated $648,447 of revenue under the AMA during the three months ended March 31, 2026, compared to $3,010,625 during the comparable 2025 period. In addition, the Company recognized $904,125 of revenue during each of the three months ended March 31, 2026 and 2025 related to the amortization of a deferred revenue liability associated with the Company’s 5% non-voting equity interest in the ultimate parent of New APR. Revenue generated under the AMA and from the 5% interest is reported within “Services and consulting – related parties” in the statements of operations.

During the second quarter of 2025, the Company began recognizing revenues from the deployment of Edge Data Centers, which are reported within the “Hosting” category. The $30,275 of revenue recognized during the three months ended March 31, 2026 relates to Edge Data Centers that became operational during the second quarter of 2025. The Company continues to invest capital in expanding its network of Edge Data Centers, each of which is expected to begin generating revenue upon deployment and commencement of operations with its anchor tenant.

The Company expects services revenue from both its hosting and technology solutions to increase throughout 2026. This growth is expected to be driven by the deployment of additional edge data centers coming online, as well as expanding technology solutions revenue tied to growth in the data center market.

Cost of Revenues

	For the Three Months Ended March 31,
	2026	2025	% Change
Cost of revenues:
Technology systems	$17,545	$232,264	-92%
Technology solutions	506,570	—	100%
Services and consulting	4,254	748,194	-99%
Services and consulting – Related parties	543,857	2,658,068	-80%
Hosting	39,433	—	100%
Total cost of revenues	$1,111,659	$3,638,526	-69%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems, support and maintenance of existing systems, software projects, and support of the AMA with New APR.

During the three months ended March 31, 2026, cost of revenues related to technology systems decreased compared to the same period in 2025, primarily driven by a reduction in personnel-related fixed costs. The decrease also reflects the continued ramp-down of manufacturing activities in advance of field installation of the Company’s two high-speed Railcar Inspection Portals, which has temporarily slowed project activity and further reduced cost of revenues pending customer readiness for site deployment.

Cost of revenues related to services and consulting from the rail business decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily attributable to the cessation of amortization expense recognized in connection with the CN Digital Image Agreement, which had previously been recorded in cost of revenues, as well as lower personnel-related fixed costs.

Cost of revenues related to services and consulting from related parties decreased significantly during the three months ended March 31, 2026, compared to the same period in the prior year. The reduction was primarily driven by New APR beginning to scale back the scope of services provided under the AMA, pursuant to which Duos Energy manages the deployment and operations of a fleet of mobile gas turbines and related balance-of-plant inventory, including management, sales, and operational support services for New APR.

Consistent with the revenues generated from the deployment of Edge Data Centers, reflected in the Hosting category, the Company has begun recognizing associated cost of goods sold, primarily consisting of depreciation of the Edge Data Center pods and operating costs required to support the operation of the hosting infrastructure. No such costs were recognized during the comparable prior-year period.

Gross Margin

	For the Three Months Ended March 31,
	2026	2025	% Change

Revenues	$2,722,027	$4,952,185	-45%
Cost of revenues	1,111,659	3,638,526	-69%
Gross margin	$1,610,368	$1,313,659	23%

Gross margin improved from 27% during the three months ended March 31, 2025 to 59% during the same period in 2026, primarily due to reduced cost of revenues under the AMA related costs impacting cost of goods sold within the Technology Systems and Services and Consulting business lines. In addition, the Company recognized $904,125 of revenue during each of the three months ended March 31, 2025 and 2026 related to its 5% non-voting equity interest in the ultimate parent of New APR. As this revenue had no associated cost of revenue, it contributed at a 100% gross margin.

Operating Expenses

	For the Three Months Ended March 31,
	2026	2025	% Change
Operating expenses:
Sales and marketing	$488,253	$294,975	66%
Research and development	—	424,431	-100%
General and administration	4,753,067	2,383,881	99%
Total operating expenses	$5,241,914	$3,103,287	69%

During the three months ended March 31, 2026, the Company experienced an increase in overall operating expenses compared to the same period in 2025. Sales and marketing expenses increased as additional resources were deployed to support business development initiatives. Research and development expenses decreased to zero due to scaled-back testing activities related to prospective technologies. General and administration expenses increased by 99%. This was due to multiple factors (1) the reduction of AMA related expenses, in 2026 there were approximately $187,000 required to be reclassed to COGS compared to AMA related expenses of approximately $1.2 million which were reclassed to COGS in 2025. (2) Higher non-cash stock-based compensation of approximately $1.3 million in 2026 compared to approximately $1 million in 2025. (3) Bonus expense of approximately $600,000 in 2026 compared to zero in 2025. Overall, the Company continues to focus on managing operating expenses while supporting the evolving needs of its customers.

Loss from Operations

Loss from operations was $3,631,546 for the three months ended March 31, 2026, compared to $1,789,628 for the same period in 2025. The increase in operating loss was primarily driven by lower revenues during the quarter, resulting from the reduced scope of services provided under the Asset Management Agreement, as well as higher operating expenses, including non-cash stock-based compensation expense related to restricted stock awards.

Other Income (Expense)

Other income(expense) for the three months ended March 31, 2026 was $139,301 and ($290,035) for the comparative period in 2025. Other income in 2026 was primarily driven by higher interest income resulting from a significantly larger cash balance compared to the prior period, as well as a $52,302 gain on the sale of investments recognized during the first quarter of 2026, which did not occur in the comparable 2025 period and no interest expense in 2026 compared to $322,577 in 2025.

Net Loss

Net loss for the three months ended March 31, 2026 and 2025 was $3,492,245 and $2,079,663, respectively. The increase in net loss was primarily attributable to lower revenues resulting from the reduced scope of services provided by Duos Energy under the AMA with New APR, as discussed above, as well as higher operating expenses, including increased non-cash stock-based compensation expense related to restricted stock awards. Net loss per common share was $0.15 and $0.18 for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

As of March 31, 2026, the Company has a working capital surplus of $29,179,849 and the Company had a net loss of $3,492,245 for the three months ended March 31, 2026.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(1,361,911)	$(4,673,425)
Net cash used in investing activities	(41,189,127)	(581,623)
Net cash provided by financing activities	60,109,600	2,788,033
Net increase (decrease) in cash	$17,558,562	$(2,467,015)

Net cash used in operating activities for the three months ended March 31, 2026 and 2025 was $1,361,911 and $ 4,673,425, respectively. The decrease in net cash used in operating activities in 2026 was primarily driven by the collection of related-party accounts receivable, growth in Technology Solutions contract liabilities, and higher non-cash add-backs related to stock-based compensation. These favorable impacts were partially offset by a larger net loss, increases in trade accounts receivable and contract assets as project and service billings exceeded collections, continued reductions in related-party contract liabilities as the Company executes under the AMA, and lower depreciation and amortization expense compared to the prior-year period.

Net cash used in investing activities was $41,189,127 and $581,623 for the three months ended March 31, 2026 and 2025, respectively. The increase in 2026 reflects continued investment in capitalized construction-in-progress costs related to the edge data centers currently owned by the Company, as well as significant deposits made on GPUs scheduled for deployment in 2026. For the three months ended March 31, 2026 we purchased marketable securities in the amount of $29,693,638 and sold marketable securities for proceeds of $29,745,940 for a gain of $52,302. There were no such transactions in the three months ended March 31, 2025.

Net cash provided by financing activities for the three months ended March 31, 2026 and 2025 was $60,109,600 and $2,788,033, respectively. Cash flows provided by financing activities during the first three months of 2026 were primarily attributable to a public offering of common stock for net proceeds of approximately $60.3 million. Cash flows provided by financing activities during the first three months of 2025 were primarily attributable to gross proceeds of $3,954,940 from our At-The-Market (ATM) offering program, offset partially by $1,000,000 in repayments toward the principal balance of the secured promissory notes entered into with 21 April Fund LP and 21 April Fund Ltd.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,492,245 for the three months ended March 31, 2026. During the same period, cash used in operating activities was $1,361,911. The working capital surplus and accumulated deficit as of March 31, 2026, were $29,179,849 and $87,695,285, respectively.

The Company successfully raised approximately $3,544,689 in gross proceeds from the sale of common stock through its At-The-Market (ATM) offering program in 2024 and raised an additional $8,927,347 in gross proceeds from the ATM in 2025. Furthermore, in 2025, the Company raised approximately $45 million from other equity offerings. More recently on February 26, 2026, the Company priced a public offering of its common stock for gross proceeds of approximately $65 million. The offering closed on March 2, 2026, and was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplements filed with the SEC. The capital raised is expected to bolster the Company’s balance sheet and position it to pursue strategic initiatives related to Duos Edge AI, from a stronger financial foundation. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report

In addition, management has taken and continues to take actions including, but not limited to, elimination of certain costs that do not contribute to short term revenue, and re-aligning both management and staffing with a focus on improving certain skill sets necessary to build growth and profitability and focusing product strategy on opportunities that are likely to bear results in the relatively short term. The Company believes that, with the combination of its current capital and commercial sales success, it will have sufficient working capital to meet its obligations over the following twelve months. Recently, the Company has seen growth in its contracted backlog as well as significant, positive signs from new commercial projects that indicate improvements in future revenues.

Management believes that, at this time, the conditions in our traditional market space with ongoing contract delays, the consequent need to procure certain materials in advance of a binding contract and the additional time needed to execute on new contracts previously reported could put a strain on our cash reserves. However, given the Company’s current capital, the anticipated steady cash flow from the Hosting and Technology Solutions lines of business and proven ability to raise capital via the public markets indicate there is no substantial doubt for the Company to continue as a going concern for a period of twelve months. We expect to continue executing the plan to grow our business and achieve profitability as previously discussed. The Company may selectively look at opportunities for fundraising in the future including potential debt offerings to support asset acquisitions. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

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

Due to the unavailability of Q1-2026 financials from Sawgrass Parent, our equity method investee, the Company has applied a one-quarter lag (in accordance with ASC 323-10-35-6) in reporting and recording the value of its 5% minority investment. The Company records its 5% interest using the Equity Method as we have significant influence. ASC 323-10-35-4 requires an entity to recognize its share of earnings or loss of an equity method investee which adjusts the carrying amount of the investment and is reflected as earnings or loss in income. Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Sawgrass APR Holding LLC (the “Agreement”), Net Profit and Net Loss for any Fiscal Year is allocated among the members in such a manner that, as of the end of such fiscal year, the Capital Account Balance of each Member, as increased by the Member’s share of “minimum gain” and “partner minimum gain” (as such terms are used in Treasury Regulations Section 1.704-2), to the extent possible, to be equal to the amount which would have been distributed to such Member pursuant to a Hypothetical Liquidation, as defined in the Agreement, as of the end of the last day of such fiscal year. Under the Hypothetical Liquidation, the assets of Sawgrass Parent are disposed of in a taxable disposition for the book value of such assets and the remaining amounts, after repayment of outstanding obligations are distributed to the members pursuant to the Agreement. Per the Agreement, the Company is entitled to pro-rata distributions only after Preferred Holders have received their Total Contributed Capital and subsequent distributions to Preferred and Incentive Unit Holders have reached the Multiple on Invested Capital (MOIC) Threshold of 1.5 times the initial contributions. Therefore, it is likely that early periods will not generate sufficient earnings to provide the Company with a return in the form of a claim on net assets. Based on the terms of the Agreement our specified allocation of earnings and losses of 5% differs from the allocation of cash from operations and liquidation. Therefore, we will apply the guidance in ASC 970-323-35-17 by analogy, which states, if the specified allocation for earnings differs from the allocation of cash from operations and on liquidation, the investor should not use the specified earnings or loss percentages to determine its share of the investee’s earnings. Rather, the investor should analyze the investment agreement to determine how the increase or decrease in the investee’s net assets during the reporting period would affect the cash that the investor would receive over the investee’s life and on its liquidation.

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

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses were recognized during the three months ended March 31, 2026 or 2025.

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

Accordingly, the Company recorded an impairment of $8,130,461 in 2025, representing the full carrying amount of the CN Digital Image License. Because the asset was originally recognized as part of a non-cash exchange with a corresponding deferred liability offset recorded on the balance sheet, the impairment was recorded by eliminating both the intangible asset and the related deferred liability. As a result, the impairment did not impact the Company’s consolidated statements of operations for the year ended December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Controller,, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based upon such evaluation, our Chief Executive Officer, Chief Financial Officer and Controller have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Controller, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

See the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2026. In addition, GPU as a service presents new material risk factors for the Company. Revenue will be concentrated with a single customer; the Company bears the full risk of customer nonpayment, as the third-party operator, Hydra Host, does not guarantee customer credit performance. The Company will retain ownership of the GPU servers at the conclusion of the customer contract and is exposed to residual value risk related to changes in technology, pricing, and market demand.

We believe there are no other changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Plans

During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2026)
10.1

Employment Agreement, made and entered into as of November 16, 2025, between Duos Technologies Group, Inc. and Leah F. Brown (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2026)

10.2

Equity Award Agreement, made and entered into as of November 16, 2025, between Duos Technologies Group, Inc. and Leah F. Brown (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2026)

10.3

Amended and Restated Equity Award Agreement between Duos Technologies Group, Inc. and Charles P. Ferry (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2026)

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

DUOS TECHNOLOGIES GROUP, INC.
Date: May 15, 2026	By:	/s/ Frank D. Recker
Frank D. Recker Chief Executive Officer

Date: May 15, 2026	By:	/s/ Leah F. Brown
Leah F. Brown Chief Financial Officer

