Form 10-Q
period 2026-06-30
DUOS TECHNOLOGIES GROUP, INC.
filed 2026-08-19
CIK 1396536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

6651 Gate Parkway, 4th Floor, Jacksonville, Florida 32256

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 18, 2026, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 31,472,499.

SIGNATURES	64

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$112,308,012	$15,472,229
Accounts receivable, net	3,064,611	621,927
Accounts receivable, net - related parties	222,923	5,304,231
Holdback receivable - related parties	10,013,872	—
Lease receivable	36,307	35,361
Contract assets	2,558,125	—
Inventory	50,437	2
Prepaid expenses and other current assets	1,461,767	487,660

Total Current Assets	129,716,054	21,921,410

Deposits on equipment	68,793,810	—
Deposit on real estate	2,800,000	—
Building renovation deposit	3,000,000	—
Lease receivable, less current portion	209,236	227,629
Property and equipment, net	29,726,514	27,311,933
Operating lease right of use assets - Land, net	600,506	357,561

OTHER ASSETS:
Equity Investment - Sawgrass APR Holdings LLC	—	7,233,000
Patents and trademarks, net	14,601	15,111
Total Other Assets	14,601	7,248,111

Total non-current assets	105,144,667	35,145,234

Assets held for sale	6,426,222	6,342,772

TOTAL ASSETS	$241,286,943	$63,409,416

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,445,855	$4,592,930
Notes payable - financing agreements	326,617	—
Accrued expenses	760,486	185,194
Income taxes payable	4,984,170	—
Operating lease obligation- Land - current portion	103,224	53,000
Contract liabilities, current - Technology Solutions	2,477,952	1,132,164
Contract liabilities, current - related parties	—	3,616,500
Contract liabilities, current - GPUaaS	5,213,952	—

Total Current Liabilities	15,312,256	9,579,788

Contract liabilities, GPUaaS, less current portion	13,556,276	—
Operating lease obligation - Land, less current portion	522,801	311,457

Total non-current liabilities	14,079,077	311,457

Liabilities held for sale	4,490,799	4,965,605

Total Liabilities	33,882,132	14,856,850

Commitments and Contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock: $0.001 par value, 10,000,000 authorized, 9,441,000 shares available to be designated
Series A redeemable convertible preferred stock, $10 stated value per share, 500,000 shares designated; 0 and 0 issued and outstanding at June 30, 2026 and December 31, 2025, respectively, convertible into common stock at $6.30 per share	—	—
Series B convertible preferred stock, $1,000 stated value per share, 15,000 shares designated; 0 and 0 issued and outstanding at June 30, 2026 and December 31, 2025, respectively, convertible into common stock at $7 per share	—	—
Series C convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at June 30, 2026 and December 31, 2025, respectively, convertible into common stock at $5.50 per share	—	—
Series D convertible preferred stock, $1,000 stated value per share, 4,000 shares designated; 999 and 999 issued and outstanding at June 30, 2026 and December 31, 2025, respectively, convertible into common stock at $3.00 per share	1	1
Series E convertible preferred stock, $1,000 stated value per share, 30,000 shares designated; 12,500 and 12,500 issued and outstanding at June 30, 2026 and December 31, 2025, respectively, convertible into common stock at $2.61 per share	13	13
Series F convertible preferred stock, $1,000 stated value per share, 5,000 shares designated; 0 and 0 issued and outstanding at June 30, 2026 and December 31, 2025, respectively, convertible into common stock at $6.20 per share	—	—

Common stock: $0.001 par value; 500,000,000 shares authorized, 31,273,823 and 20,449,462 shares issued, 31,272,499 and 20,448,138 shares outstanding at June 30, 2026 and December 31, 2025, respectively	31,275	20,449
Additional paid-in-capital	247,381,829	132,892,595
Accumulated deficit	(39,850,855)	(84,203,040)
Sub-total	207,562,263	48,710,018
Less: Treasury stock (1,324 shares of common stock at June 30, 2026 and December 31, 2025)	(157,452)	(157,452)
Total Stockholders' Equity	207,404,811	48,552,566

Total Liabilities and Stockholders' Equity	$241,286,943	$63,409,416

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

REVENUES:
Technology solutions	3,231,544	$—	3,793,998	$—
Services and consulting - related parties	2,911,330	4,760,403	4,463,902	8,675,153
Hosting Revenue	32,549	8,000	62,824	8,000

Total Revenues	6,175,423	4,768,403	8,320,724	8,683,153

COST OF REVENUES:
Technology solutions	2,404,108	—	2,910,678	—
Services and consulting - related parties	226,255	2,976,469	770,112	5,634,537
Hosting	98,964	15,343	138,397	15,343

Total Cost of Revenues	2,729,327	2,991,812	3,819,187	5,649,880

GROSS MARGIN	3,446,096	1,776,591	4,501,537	3,033,273

OPERATING EXPENSES:
Sales and marketing	253,515	32,835	742,362	81,297
General and administration	3,143,488	3,283,938	6,884,358	5,024,723

Total Operating Expenses	3,397,003	3,316,773	7,626,720	5,106,020

INCOME (LOSS) FROM OPERATIONS	49,093	(1,540,182)	(3,125,183)	(2,072,747)

OTHER INCOME (EXPENSES):
Interest expense	(121)	(87,348)	(121)	(406,660)
Interest income on lease receivable	3,325	1,246	6,765	1,246
Interest income	413,490	10,629	497,049	43,357
Other income, net	—	(1,875)	—	(2,061)
Gain on sale of investments and marketable securities	53,173,803	—	53,226,105	—

Total Other Income (Expenses), net	53,590,497	(77,348)	53,729,798	(364,118)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$53,639,590	$(1,617,530)	$50,604,615	$(2,436,865)

Income tax expense	$(4,984,170)	$—	$(4,984,170)	$—

NET INCOME (LOSS) FROM CONTINUING OPERATIONS NET OF TAX	$48,655,420	$(1,617,530)	$45,620,445	$(2,436,865)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF TAX	$(810,990)	$(1,900,501)	$(1,268,260)	$(3,160,829)

NET INCOME (LOSS)	$47,844,430	$(3,518,031)	$44,352,185	$(5,597,694)

Basic Net Income (Loss) Per Share From Continuing Operations	$1.61	$(0.14)	$1.70	$(0.21)
Basic Net Income (Loss) Per Share From Discontinued Operations	$(0.03)	$(0.16)	$(0.05)	$(0.27)
Basic Net Income (Loss) Per Share	$1.58	$(0.30)	$1.65	$(0.48)

Diluted Net Income (Loss) Per Share From Continuing Operations	$1.37	$(0.14)	$1.41	$(0.21)
Diluted Net Income (Loss) Per Share From Discontinued Operations	$(0.02)	$(0.16)	$(0.04)	$(0.27)
Diluted Net Income (Loss) Per Share	$1.35	$(0.30)	$1.37	$(0.48)

Weighted Average Shares-Basic	30,143,928	11,847,115	26,899,063	11,619,714
Weighted Average Shares-Diluted	35,538,098	11,847,115	32,258,735	11,619,714

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 and 2025

(Unaudited)

	Preferred Stock D		Preferred Stock E		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2024	1,299	$1	13,500	$14	8,922,576	$8,921	$76,777,856	$(74,368,009)	$(157,452)	$2,261,331

Series D convertible preferred stock converted to common stock	(300)	—	—	—	100,000	100	(100)	—	—	—

Common stock issued for cash under ATM	—	—	—	—	633,683	634	3,954,306	—	—	3,954,940

Stock options compensation	—	—	—	—	—	—	22,030	—	—	22,030

Restricted stock compensation	—	—	—	—	1,961,898	1,962	950,011	—	—	951,973

Stock issuance costs	—	—	—	—	—	—	(138,226)	—	—	(138,226)

Stock options exercised	—	—	—	—	27,712	28	107,897	—	—	107,925

Stock issued for services	—	—	—	—	9,360	9	49,991	—	—	50,000

Stock compensation under ESPP	—	—	—	—	—	—	21,644	—	—	21,644

Net loss for the three months ended March 31, 2025	—	—	—	—	—	—	—	(2,079,663)	—	(2,079,663)

Balance March 31, 2025	999	$1	13,500	$14	11,655,229	$11,654	$81,745,409	$(76,447,672)	$(157,452)	$5,151,954

Series E preferred stock converted to common stock	—	$—	(1,000)	$(1)	383,143	$384	$(383)	$—	$—	$—

Common stock issued for cash under ATM	—	—	—	—	238,145	238	1,835,636	—	—	1,835,874

Stock options compensation	—	—	—	—	—	—	22,204	—	—	22,204

Restricted stock compensation	—	—	—	—	—	—	1,028,012	—	—	1,028,012

Restricted stock issued	—	—	—	—	10,000	10	44,590	—	—	44,600

Stock issuance costs	—	—	—	—	—	—	(67,012)	—	—	(67,012)

Stock options exercised for cash	—	—	—	—	6,667	7	36,845	—	—	36,852

Stock options exercised - cashless	—	—	—	—	3,576	3	(3)	—	—	—

Stock issued for services	—	—	—	—	5,419	5	39,995	—	—	40,000

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	18,983	19	158,175	—	—	158,194

Net loss for the three months ended June 30, 2025	—	—	—	—	—	—	—	(3,518,031)	—	(3,518,031)

Balance June 30, 2025	999	$1	12,500	$13	12,321,162	$12,320	$84,843,468	$(79,965,703)	$(157,452)	$4,732,647

Balance December 31, 2025	999	$1	12,500	$13	20,449,462	$20,449	$132,892,595	$(84,203,040)	$(157,452)	$48,552,566

Common stock issued for cash in Equity Offering	—	—	—	—	8,666,666	8,667	64,991,328	—	—	64,999,995

Warrants issued with equity offering	—	—	—	—	—	—	2,305,016	—	—	2,305,016

Stock options compensation	—	—	—	—	—	—	20,000	—	—	20,000

Restricted stock compensation	—	—	—	—	—	—	1,001,170	—	—	1,001,170

Stock issuance costs	—	—	—	—	—	—	(6,980,016)	—	—	(6,980,016)

Restricted stock issued for compensation	—	—	—	—	420,000	420	341,421	—	—	341,841

Stock options exercised for cash	—	—	—	—	2,500	3	16,022	—	—	16,025

Stock options exercised - cashless	—	—	—	—	5,556	6	(6)	—	—	—

Stock issued for services	—	—	—	—	14,193	14	94,986	—	—	95,000

Stock compensation under ESPP	—	—	—	—	—	—	16,318	—	—	16,318

Net loss for the three months ended March 31, 2026	—	—	—	—	—	—	—	(3,492,245)	—	(3,492,245)

Balance March 31, 2026	999	1	12,500	$13	29,558,377	$29,559	$194,698,834	$(87,695,285)	$(157,452)	$106,875,670

Common stock issued for cash in Equity Offering	—	$—	—	$—	2,000,000	$2,000	$18,998,000	$—	$—	$19,000,000

Pre-funded warrants issued with equity offering	—	—	—	—	—	—	36,096,200	—	—	36,096,200

Stock options compensation	—	—	—	—	—	—	3,361	—	—	3,361

Restricted stock compensation	—	—	—	—	—	—	1,183,344	—	—	1,183,344

Stock issuance costs	—	—	—	—	—	—	(3,308,869)	—	—	(3,308,869)

Restricted stock forfeit	—	—	—	—	(417,277)	(417)	(824,453)	—	—	(824,870)

Warrants exercised - cashless	—	—	—	—	28,584	29	(29)	—	—	—

Stock options exercised for cash	—	—	—	—	71,247	71	358,230	—	—	358,301

Stock options exercised - cashless	—	—	—	—	17,756	18	(18)	—	—	—

Stock issued for services	—	—	—	—	9,437	9	113,741	—	—	113,750

Stock issued under the Employee Stock Purchase Plan for cash and compensation	—	—	—	—	5,699	6	63,488	—	—	63,494

Net gain for the three months ended June 30, 2026	—	—	—	—	—	—	—	47,844,430	—	47,844,430

Balance June 30, 2026	999	$1	12,500	$13	31,273,823	$31,275	$247,381,829	$(39,850,855)	$(157,452)	$207,404,811

See accompanying condensed notes to the unaudited consolidated financial statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$44,352,185	$(5,597,694)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	96,650	15,410
Gain on sale on investments and marketable securities	(53,226,105)	—
Stock based compensation	1,752,332	2,133,933
Stock issued for services	208,750	90,000
Amortization of debt discount related to warrant liabilities	—	326,743
Amortization of right of use asset - land	9,441	—
Amortization of lease right of use asset - Edge Data Centers	—	150,821
Provision for credit losses, accounts receivable	40,561	—
Changes in assets and liabilities:
Accounts receivable	(2,507,996)	—
Accounts receivable-related parties	5,081,308	(952,898)
Lease receivable	17,447	2,789
Contract assets	(2,558,125)	—
Inventory	(50,436)	—
Prepaid expenses and other current assets	(220,791)	200,451
Accounts payable	(3,147,075)	(80,496)
Accrued expenses	5,559,462	181,437
Operating lease obligation - land	3,501	—
Financing lease obligation - Edge Data Centers	—	(12,359)
Contract liabilities, Technology Solutions	1,345,788	—
Contract liabilities, related parties	(3,616,500)	(4,308,250)
Contract liabilities, GPUaaS	18,770,228	—

Net cash provided by (used in) operating activities - continuing operations	11,910,625	(7,850,113)
Net cash used in operating activities - discontinued operations	(549,860)	(25,624)
Net cash provided by (used in) operating activities	11,360,765	(7,875,737)

Cash flows from investing activities:
Deposits on equipment	(68,793,810)	—
Proceeds from sale of investments	50,392,931	—
Purchase of Marketable Securities	(29,693,638)	—
Sale of Marketable Securities	29,745,940	—
Deposit on real estate	(2,800,000)	—
Building renovation deposit	(3,000,000)
Purchase of property and equipment	(2,510,721)	(1,363,560)

Net cash used in investing activities - continuing operations	(26,659,298)	(1,363,560)
Net cash used in investing activities - discontinued operations	(15,087)	(24,481)
Net cash used in investing activities	(26,674,385)	(1,388,041)

Cash flows from financing activities:
Repayments on financing agreements	(389,566)	(274,965)
Repayments of notes payable, related parties	—	(1,000,000)
Proceeds from common stock issued and pre-funded warrants	120,096,195	5,692,579
Proceeds from exercise of stock options	374,326	144,777
Stock issuance costs	(7,983,869)	(205,238)
Proceeds from shares issued under Employee Stock Purchase Plan	52,317	114,724

Net cash provided by financing activities - continuing operations	112,149,403	4,471,877

Net increase (decrease) in cash	96,835,783	(4,791,901)
Cash, beginning of period	15,472,229	6,266,296
Cash, end of period	$112,308,012	$1,474,395

Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$3,865
Taxes paid	$—	$19,733

Supplemental Non-Cash Investing and Financing Activities:
Notes issued for financing of insurance premiums	$671,834	$477,727
Transfer of inventory to property and equipment	$—	$49,609
Subscription receivable	$—	$98,235
Transfer of property and equipment to lease receivable	$—	$282,772
Non-cash financing activity: Warrants issued as part of equity raise	$2,305,016	$—
Conversion of Series E Preferred Stock to common stock	$—	$1
Initial ROU asset and liability	$256,765	$—

See accompanying condensed notes to the unaudited consolidated financial statements.

 DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Duos Technologies Group, Inc. (the "Company"), through its operating subsidiaries, is a technology company providing technology and colocation solutions for the rapidly growing data center market, including modular edge data centers and related hosting and colocation services, infrastructure procurement, logistics and deployment services, and power and energy consulting services. During the periods presented, the Company’s operating subsidiaries were Duos Technologies, Inc. ("DTI"), Duos Edge AI, Inc. ("Edge"), Duos Energy Corporation ("Duos Energy"), and Duos Technology Solutions, Inc. ("Duos Technology Solutions") (collectively with Duos Technologies Group, Inc., the "Company"). As described below and in Note 3 and Note 18, effective August 5, 2026, the Company completed the transfer of all the issued and outstanding shares of DTI to new ownership. The results of the DTI business are presented as discontinued operations for all periods presented. Following the divestiture, the Company’s continuing operations are conducted principally through Duos Edge AI, Inc. and Duos Technology Solutions, Inc., which focus on providing technology and colocation solutions for the data center market, serving data centers with power requirements of between 1 MW and up to 20 MW, with Duos Energy Corporation continuing to support the wind-down of the Asset Management Agreement described below.

The Company’s solutions include the deployment of distributed computing infrastructure and related hosting, colocation, and managed services designed to support real-time data processing and artificial intelligence workloads at “the edge”. The Company has many years of experience, supported by its specialized and experienced personnel, in deploying and managing these capabilities in remote locations, or “at the edge,” where real-time processing and localized computing resources are required.

The Company’s operations are organized around the development and delivery of digital infrastructure and technology-enabled services that support data processing, automation, and operational efficiency for commercial, industrial, and public sector customers.

The Company’s principal business activities include:

•	the development and deployment of edge data center infrastructure and related hosting and colocation services, serving data centers with power requirements of between 1 MW and up to 20 MW; and

•	the provision of technology solutions services, including procurement, logistics coordination, and deployment support for data center and digital infrastructure projects.

In 2024, the Company’s management team determined that it would be in the best interests of the Company and its shareholders to leverage the skills and expertise that had been built up since 2023 to expand into new markets. The Company formed a new subsidiary in July 2024 called Duos Edge AI, Inc. ("Edge") to develop and deploy modular edge data centers that provide high-speed processing of data and applications with a focus on reducing latency in response times to end-users. The Company has many years of experience via its expert staff in bringing these types of capabilities to remote locations, also known as "the edge." Edge processing can be an extremely efficient and lower cost alternative to traditional large-scale data centers. The initial strategy for Edge was to serve rural communities, also known as Tier 3 and 4 markets, and install edge data centers in these locations, thereby providing access to high-speed communications and advanced processing capabilities as a substitute for solutions where large amounts of data are "backhauled" using "the Cloud." Following extensive market engagement, the Company expanded its offerings in this area to encompass serving data centers with power requirements of between 1 MW and up to 20 MW. These data centers could be built using either specialized Edge systems (“PODs”) or by adapting existing data centers for high-power, high-performance computing. The Company has been identifying specific suitable locations and recently closed the purchase of its first “brick and mortar data center in Columbus, Georgia.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Also, in late 2024, the Company formed another subsidiary, Duos Energy Corporation ("Duos Energy"), for the purpose of providing consulting services and solutions for the rapidly growing demand for electrical power outside of traditional utilities. In conjunction with this, the Company engaged with Fortress Investment Group ("FIG") to assist in FIG’s purchase of approximately 850 megawatts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation ("balance-of-plant") from Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, "APR"). Chuck Ferry, our then Chief Executive Officer, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024, at which time the purchaser, Sawgrass Buyer LLC, an entity formed and owned by FIG (subsequently renamed New APR Energy, LLC ("New APR")), entered into an Asset Management Agreement ("AMA") with the Company, under which a substantial portion of Company staff provided management, sales and operations services to New APR. At closing, the Company also received a 5%, non-voting ownership interest in Sawgrass APR Holdings, LLC ("Sawgrass Parent"), the ultimate parent company of New APR. The AMA was amended after one year to establish a reciprocal services arrangement under which New APR may also provide certain administrative, technical and supportive services to the Company, with residual billings under the arrangement occurring in the first and second quarters of 2026. In connection with the amended AMA, the staff supporting the arrangement were transferred out of the Company and a majority of all related staffing expenses were eliminated. In the second quarter of 2026, substantially all of New APR’s assets were sold to a third party, and the Company realized the value of its 5% ownership interest in Sawgrass Parent in the amount of approximately $60 million, consisting of approximately $50.4 million of cash distributions received and approximately $10.0 million withheld to satisfy potential indemnification and other obligations, which will be distributed to the Company following the holdback period (see Note 8).

Under the AMA, Duos Energy managed the deployment and operations of a fleet of mobile gas turbines and "balance-of-plant" inventory, providing management, sales and operations functions to New APR. In exchange for its services, the Company received an initial cash payment from New APR and common units in Sawgrass Parent. While the Company had board representation in Sawgrass Parent, its common units were non-voting and the Company did not control the board of directors of Sawgrass Parent.

Prior to New APR’s sale of its assets, the Company’s interest in Sawgrass Parent was evaluated under the variable interest entity ("VIE") guidance. Sawgrass Parent was deemed to be a VIE; however, because the Company did not have the power to direct the activities that most significantly impacted Sawgrass Parent’s economic performance, the Company was not the primary beneficiary and did not consolidate Sawgrass Parent. Because the Company had significant influence over Sawgrass Parent, it accounted for its 5% non-voting interest as an equity method investment by analogy under ASC 323-30. The common units received represented non-cash consideration within the scope of ASC 606, and the initial carrying value of the equity method investment as of December 31, 2024 of $7.2 million was measured at the fair value of the common units received for future services to be performed under the AMA, with a corresponding $7.2 million recorded as deferred revenue. On May 26, 2026, substantially all of New APR’s assets were sold to a third party. In connection with the transaction, the Company received net proceeds of approximately $50.4 million attributable to its ownership interest, and an additional approximately $10.0 million of the Company’s pro rata share of the proceeds was withheld to satisfy potential indemnification and other obligations under the asset purchase agreement, which is recorded as a holdback receivable – related parties on the accompanying consolidated balance sheet. Any amounts remaining at the end of the 12-month holdback period will be distributed to the Company. Following these transactions, the carrying amount of the Company’s investment in Sawgrass Parent was $0 as of June 30, 2026. See Note 8 for additional information.

In 2025, the Company’s operations evolved to focus on scalable, recurring revenue models associated with infrastructure hosting, managed services, infrastructure-related services, and long-term service agreements, particularly in connection with its edge computing platform and digital infrastructure projects.

In 2026, the Company formed another subsidiary, Duos Technology Solutions, Inc., with the express purpose of providing infrastructure related services, including procurement, logistics coordination, vendor management and deployment support for data center and digital infrastructure projects.

Digital Infrastructure and Edge Data Centers

Through its subsidiary Duos Edge, the Company is engaged in the development and deployment of modular edge data centers designed to provide localized computing capacity for artificial intelligence workloads, data processing, and latency-sensitive applications.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

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

Technology Solutions and Infrastructure Services

In 2025, the Company expanded its operations through the establishment of a Technology Solutions business vertical, now conducted through Duos Technology Solutions, Inc. This business provides manufacturer-agnostic infrastructure-related services, including procurement, logistics coordination, vendor management, integration, and deployment support for data center and digital infrastructure projects.

These services complement the Company’s edge data center platform and support both internal deployments and third-party customer engagements.

The Technology Solutions business has experienced rapid growth in customer orders since its formation and became the Company’s largest source of revenue from continuing operations during the second quarter of 2026. Management believes this business represents a significant opportunity for continued revenue expansion. Demand is being driven by sustained investment in data center construction and modernization, particularly in connection with the adoption of artificial intelligence, which industry sources project will require substantial ongoing capital investment in servers, networking, power and related infrastructure over the next several years. Growth in customer prepayments and contract liabilities during 2026 reflects the expanding volume of customer orders in this business. Because the business is order-driven, the timing of revenue recognition depends on the fulfillment of customer orders and quarterly revenues may be uneven.

Services and Consulting

Through Duos Energy Corporation, the Company provided consulting and advisory services related to energy procurement, power infrastructure, and grid interconnection, as well as asset management services.

These services were delivered principally under the AMA, which commenced in January 2025 and was amended after one year, with residual billings occurring in the first and second quarters of 2026, as described above. Certain of the power and energy infrastructure skills and expertise developed through these activities remain within the Company and could represent a future area of business. These capabilities are currently being applied to support the Company’s data center expansion initiatives described above, including the evaluation of power requirements and energy infrastructure for its data center deployments.

Discontinued Operations

On August 5, 2026, effective June 30, 2026, the Company entered into a definitive Stock Transfer Agreement providing for the sale of its Duos Technologies, Inc. ("DTI") business, which was previously reported as the Company’s Technologies segment. The divestiture was completed on August 5, 2026 (the "Closing Date"), whereby Sandbank Acosta, LLC, a Florida limited liability company (the "Purchaser"), acquired all of the issued and outstanding shares of capital stock of DTI. The transaction is considered a related-party transaction because Adrian Goldfarb, the Company’s Interim Chief Financial Officer, is also a 50% owner of the Purchaser. The Company and the Purchaser also entered into a transition services agreement (the “TSA”) and an employee leasing agreement on the Closing Date (see Note 3 and Note 18).

The Company is presenting the financial results of the Duos Technologies, Inc. business as discontinued operations for all periods presented within the accompanying condensed consolidated statements of operations and cash flows. The accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 reflect the DTI assets and liabilities as held for sale.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026.

Principles of Consolidation

The consolidated financial statements include Duos Technologies Group, Inc. and its wholly owned subsidiaries, Duos Technologies, Inc. (presented as discontinued operations and was sold subsequent to year end, See Note 18), Duos Edge AI, Inc., Duos Energy Corporation, and Duos Technology Solutions, Inc. (collectively the “Company”). All inter-company transactions and balances are eliminated in consolidation.

Reclassification

The Company reclassified certain prior period balances to confirm to current period presentation related to Discontinued Operations. See Note 3 Discontinued Operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The most significant estimates in the accompanying consolidated financial statements include the valuation of intangible assets for impairment analysis, allowance on accounts receivable, holdback receivable and notes receivable, estimated useful life of long-lived assets, valuation of deferred tax assets, valuation of other long-lived assets, valuation of inventory, valuation of right of use assets and corresponding lease liabilities, valuation of warrants issued with debt and stock, valuation of stock-based awards and the valuation of a minority interest in Sawgrass Parent. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company “as lessor” entered into a master capital lease agreement with Region 16 Education Service Center for the lease of a 500kW generator. The lease commenced on June 1, 2025, and includes 84 monthly payments of $4,035.38, with a $1 buyout option at the end of the lease term. In accordance with ASC 842, the lease has been classified as a sales-type finance lease. The present value of the lease payments was calculated using an implied annual interest rate of 5.29%, which equates to the present value of the lease payments and buyout to the fair value of the generator at inception of $282,772. The resulting lease receivable and interest income are recognized over the lease term based on the amortization schedule derived from this rate.

Concentrations

Cash Concentrations

Cash is maintained at financial institutions and at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances. As of June 30, 2026, the Company had balances in two financial institutions which combined exceeded federally insured limits by approximately $111,600,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s  consolidated financial condition, results of operation and cash flows.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Significant Customers and Concentration of Credit Risk

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2026, two customers accounted for 43% (related party), and 10% (related party) of revenues. For the six months ended June 30, 2025, two customers accounted for 79% (related party) and 21% (related party) revenues.

At June 30, 2026, three customers accounted for 23%, 18%, and 16% of accounts receivable. At December 31, 2025, one customer, a related party, accounted for 90% of accounts receivable. Much of the credit risk is mitigated due to historical timely payments of our customers.

Geographic Concentration

For the six months ended June 30, 2026, and June 30, 2025, no revenue from continuing operations was generated from any customer outside of the United States.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The estimated fair value of certain financial instruments, including accounts receivable, holdback receivables, prepaid expenses, accounts payable, accrued expenses and notes payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Investments

The Company may invest excess cash in highly liquid, investment-grade financial debt instruments. These investments are classified as trading securities and are recorded at fair value. Changes in fair value, including realized and unrealized gains and losses, are recognized in earnings within other income (expense).

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for credit losses. In determining the collections on the accounts, historical trends are evaluated, and specific customer issues are reviewed to arrive at appropriate allowances. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers.

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

Inventory

Inventory consists primarily of consumables and long-lead-time components used in the production and deployment of the Company’s technology solutions. Inventory is stated at the lower of cost or net realizable value, with cost determined primarily using the first in first out method. Inventory that is determined to be obsolete or otherwise not recoverable is written down to its estimated net realizable value. The Company has no obsolete inventory at this time.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

The Company generally classifies inventory as a current asset when it expects the inventory to be sold, consumed in production, or utilized in connection with customer maintenance agreements during its normal operating cycle, which is typically approximately 24 months. Inventory that is not expected to be sold or utilized within the applicable operating cycle may be classified as non-current inventory.

Management evaluates inventory for potential obsolescence and impairment based on historical utilization and sales trends, anticipated customer demand, demand forecasts, the expected timing of future projects and maintenance requirements, and prevailing market conditions. This assessment involves management judgment and estimates regarding future inventory utilization. As of the reporting date, the Company had no inventory classified as non-current and no inventory identified as slow-moving or obsolete requiring a material write-down related to current operations.

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

Patents and Trademarks

Patents and trademarks which are stated at amortized cost, relate to the development of modular data center infrastructure and are being amortized over 17 years.

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

On December 31, 2024, the Company entered into an Asset Management Agreement (the “AMA”), with New APR, an entity formed by affiliates of FIG. Under the AMA, Duos Energy managed the deployment and operations of a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to New APR in connection with the assets. In exchange for services to be performed under the AMA, the Company received an initial cash payment and common units in Sawgrass Parent. While the Company has board representation in Sawgrass Parent, its common units are non-voting and the Company does not control the board of directors of Sawgrass Parent.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Where the Company has an interest in a Variable Interest Entity (“VIE”) it will consolidate any VIE in which the Company has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both characteristics are met, the Company is considered to be the primary beneficiary and therefore will consolidate that VIE into the consolidated financial statements.

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

Sawgrass Parent was deemed to be a VIE, and the Company held a 5% interest in Sawgrass Parent and an interest in the subsidiary New APR through the AMA, both of which were considered variable interests. However, the Company was not the primary beneficiary, as it did not possess the ability to direct the activities that most significantly impacted the economic performance of Sawgrass Parent. Accordingly, the Company did not consolidate Sawgrass Parent. Because the Company had significant influence over Sawgrass Parent, it accounted for its investment as an equity method investment until the investment was realized upon the sale of substantially all of New APR’s assets in May 2026, at which point the carrying amount of the investment was reduced to $0 (see Note 8).

On December 31, 2024, the Company entered into an Asset Management Agreement (the "AMA") with New APR. The Company also concluded that the arrangement with Sawgrass Parent was within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value of the equity method investment as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA, and the Company recorded $7.2 million of deferred revenue for services to be performed under the AMA. Revenue recognition started January 1, 2025. During the three months ended June 30, 2026, New APR completed the sale of substantially all of its operating assets. Following the transaction, Sawgrass Parent continues to exist as a holding company while it completes the wind-up of its remaining affairs. In connection with the sale, Sawgrass Parent made cash distributions to its members, including the Company. The Company received distributions of approximately $50.4 million during the three months ended June 30, 2026, and recognized a gain on sale of investments of $53,173,803, with an additional $10,013,872 of the Company’s pro rata share of proceeds held back to satisfy potential indemnification and other obligations, recorded as a holdback receivable – related parties. As of June 30, 2026, the carrying amount of the Company’s investment in Sawgrass Parent was $0. The Company recognized revenue of $3,616,500 related to the AMA non-cash consideration during the six months ended June 30, 2026, including the accelerated recognition of the remaining deferred revenue balance following the sale, and deferred revenue associated with the non-cash consideration was $0 as of June 30, 2026.

The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. No impairment losses on this equity method investment were recognized during the six months ended June 30, 2026 or 2025. See further disclosure of accounting policies related to this equity method investment above under “Use of Estimates.”

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Product Warranties

The Company does not provide product warranties to its customers. Accordingly, no warranty liability was recorded as of June 30, 2026 or December 31, 2025.

Loan Costs

Loan costs paid to lenders, or third parties are recorded as debt discounts to the related loans and amortized to interest expense over the loan term.

Sales Returns

The Company generally does not provide customers with a right of return and has historically experienced no sales returns.

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

Revenue is recognized by evaluating our revenue contracts with customers based on the five-step model under ASC 606:

1.	Identify the contract with the customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to separate performance obligations; and

5.	Recognize revenue when (or as) each performance obligation is satisfied.

The Company generates revenue from three sources:

(1)	Technology Solutions

(2)	Services and Consulting Services (which, through the wind-down of the AMA, included related party revenues)
(3)	Hosting

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

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

Services and Consulting Services

The Company’s consulting services business generates revenues under contracts with customers from professional services (consulting advising), which are of short-term duration and are recognized when services are completed. Historically, consulting services also included related party revenues under the AMA, which was revised after one year.

Through the AMA, the Company provides technical support services through our consulting services business. They are provided on both an as-needed and extended-term basis and may include providing both parts and labor. Maintenance and technical support provided outside of a maintenance contract are on an “as-requested” basis, and revenue is recognized over time as the services are provided. Revenue for maintenance and technical support provided on an extended-term basis is recognized over time ratably over the term of the contract. Historically, this also included related party revenue under the AMA, which began on January 1, 2025 and was amended and wound down after one year, related to the installation and maintenance of certain assets deployed by New APR. AMA-related revenue was recognized through the second quarter of 2026, including the accelerated recognition of the remaining AMA-related deferred revenue following the sale of substantially all of New APR’s assets, and no further revenue is expected under the AMA.

Hosting

The Company generates hosting revenue from deploying and operating edge data centers, which provide customers with dedicated cabinet space monthly. The revenue from hosting consists of fixed monthly fees per cabinet, recognized as revenue ratably over the contractual hosting term, as the Company provides continuous access to the hosted infrastructure and related services.

The Company will generate future Hosting revenue by also renting GPUs as a service through a Master Service Agreement. These revenues will come from a single customer. The revenue from GPUs as a service will be recognized gross of operator’s costs as the Company has been identified as principal to the service agreement. Revenue will be recognized using a time-based and usage-based measure, over the contractual hosting and rental term.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Multiple Performance Obligations and Allocation of Transaction Price

Arrangements with customers may involve multiple performance obligations, which may include technical support, consulting services, hosting and related infrastructure services, and technology solutions deliverables. Maintenance or support services may be provided on an extended-term basis or on an as-needed basis after other performance obligations are completed. Revenue recognition for a multiple performance obligations arrangement is as follows:

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

Advertising

The Company expenses the cost of advertising. During the six months ended June 30, 2026 and 2025, there were no advertising costs.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

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

For the three and six months ended June 30, 2026, the Company recorded income tax expense from continuing operations of approximately $4.9 million as shown in the financial statements. The effective income tax rate differs from the U.S. federal statutory rate primarily due to the tax effects associated with the gain recognized on the Company’s investment in Sawgrass Parent, the related utilization of net operating loss carryforwards and release of valuation allowance, state income taxes, stock-based compensation and other permanent differences. For the three and six months ended June 30, 2025, the Company recorded an effective income tax rate of approximately 0% due to a full valuation allowance maintained against substantially all of its net deferred tax assets. The Company also maintained a full valuation allowance against substantially all of its net deferred tax assets as of December 31, 2025, 2024 and 2023.

During the three and six months ended June 30, 2026, the Company released approximately $3.7 million of valuation allowance related to deferred tax assets. At June 30, 2026, the Company continued to maintain a valuation allowance against deferred tax assets that are not expected to be realized based on the weight of available evidence. The Company will continue to evaluate the realizability of its deferred tax assets during the year ending December 31, 2026.

Total income tax expense was approximately $4.9 million for the three and six months ended June 30, 2026, respectively. No comparable income tax expense was recorded for the three and six months ended June 30, 2025.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2023, 2024 and 2025 remain open for potential audit.

As discussed in Note 18, Subsequent Events, the Company completed or entered into a transaction for the sale of a subsidiary subsequent to June 30, 2026. The tax effects of the transaction were not recognized as of June 30, 2026 and are expected to be recognized during the three months ending September 30, 2026. Based on management’s current assessment, the resulting tax benefit is expected to substantially offset the Company’s estimated income tax liability for the year ending December 31, 2026. The ultimate tax effect remains subject to completion of the Company’s tax analysis and year-end provision process.

Earnings (Loss) Per Share

Basic earnings per share (EPS) are computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise or conversion of stock options, stock warrants, convertible debt instruments, convertible preferred stock or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. (See Note 11).

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

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

As reflected in the accompanying consolidated financial statements, the Company had a net income of $44,352,185 for the six months ended June 30, 2026. During the same period, cash provided by operating activities was $11,360,765. The working capital surplus and accumulated deficit as of June 30, 2026, were $114,403,798 and $39,850,855, respectively.

Recently on February 26, 2026, the Company priced a public offering of its common stock for gross proceeds of approximately $65 million. The offering closed on March 2, 2026, and was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplements filed with the SEC. Additionally, on June 17, 2026, the Company priced an underwritten registered direct offering consisting of shares of its common stock and pre-funded warrants for gross proceeds of approximately $55 million. The offering closed on June 18, 2026, and was conducted pursuant to the same shelf registration statement and the related prospectus supplement filed with the SEC. The capital raised is expected to bolster the Company’s balance sheet and position it to pursue strategic initiatives related to Duos Edge AI, from a stronger financial foundation. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

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

Management believes that, following the divestiture of the rail technology business and the wind-down of the AMA, the Company’s liquidity position is strong. With cash of approximately $112.3 million at June 30, 2026, a substantial working capital surplus, anticipated steady cash flow from the Hosting and Technology Solutions lines of business, and a proven ability to raise capital via the public markets, the Company expects to be able to meet its obligations over the next year. We expect to continue executing the plan to grow our business and achieve consistent profitability. The Company may selectively evaluate opportunities for fundraising in the future, including potential debt offerings to support asset acquisitions, such as the senior debt financing contemplated for its GPU infrastructure investments. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

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

NOTE 3 – DISCONTINUED OPERATIONS

In mid-2025, the Company began performing a strategic review of its Duos Technologies, Inc. business. During the second quarter of 2026, the Duos Technologies, Inc. business qualified as discontinued operations based on formal approvals by the Company’s Board of Directors related to the divestiture process that resulted from the strategic review. The divestiture of Duos Technologies, Inc. enables the Company to continue its progress on improving the profitability of its overall portfolio, while also streamlining and focusing its resources on the edge data center, colocation and technology solutions businesses that align with the Company’s mission of providing technology and colocation solutions for the rapidly growing data center market. The divestiture of the Duos Technologies, Inc. business was completed on August 5, 2026, subsequent to the end of the reporting period (see Note 18), and represents a strategic shift to exit the rail technology industry, which will have a major effect on the Company’s operations and financial results.

The Duos Technologies, Inc. business was the Company’s founding and legacy business, historically conducted as the Technologies segment, and was engaged in the design, development, deployment and support of machine vision and artificial intelligence technologies for the inspection of moving railcars, principally the Railcar Inspection Portal, together with related technology systems and support services. For much of the Company’s history, this business represented the substantial majority of its operations, revenues and workforce. The divestiture represents the Company’s complete exit from the rail technology industry — a distinct major line of business — and the redeployment of the Company’s capital and management resources toward its data center infrastructure businesses, including edge data centers and colocation services serving customers with power requirements of between 1 MW and up to 20 MW, and technology solutions for data center and digital infrastructure projects. Accordingly, the disposal represents a strategic shift that has, and will continue to have, a major effect on the Company’s operations and financial results in accordance with ASC 205-20.

The divestiture is expected to have a major effect on the Company’s operations. It eliminates the Technologies segment in its entirety, including the associated engineering, manufacturing, installation and support activities and related facilities, and results in a substantial reduction in the Company’s staff, as the workforce dedicated to the rail technology business transferred with Duos Technologies, Inc. upon the closing of the transaction. Certain employees remain on the Company’s payroll solely on a transitional basis through December 31, 2026 under an employee leasing agreement, with all allocated employment costs reimbursed by the purchaser, and the officers and directors of Duos Technologies, Inc. affiliated with the Company resigned from their positions with that entity at closing, other than Mr. Goldfarb, who resigned as President of DTI but remains as Chairman of DTI (see Note 18). This reduction in staff, together with the earlier transfer of personnel supporting the wind down of the Asset Management Agreement, substantially lowers the Company’s ongoing compensation and related overhead costs.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

The divestiture is expected to have a significant impact on the Company’s financial results. The divested rail technology business generated declining revenues and recurring operating losses in recent periods. Its classification as discontinued operations removes these results from continuing operations and provides a clearer presentation of the financial results of the Company’s continuing business. In connection with the August 5, 2026 closing, the Company funded $3.5 million of target cash into Duos Technologies, Inc. and received a $5.4 million promissory note. This note equals the $3.5 million plus the net equity of Duos Technologies, Inc. on the sale date. The Company expects to recognize the resulting gain or loss on disposal during the third quarter of 2026. The Company will also provide transitional services to the buyer through December 31, 2026 on a cost-reimbursement basis.

As of June 30, 2026, the entire Duos Technologies, Inc. business, formerly reported as the Company’s Technologies segment, has been accounted for as held for sale and as discontinued operations. Accordingly, the Company has classified these assets and liabilities as held for sale in the accompanying Condensed Consolidated Balance Sheet (Unaudited) and the Duos Technologies, Inc. operating results, net of tax, as discontinued operations in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for all periods presented.

In applying ASC 205-20 the Company adjusted the prior comparative period discontinued operations results to exclude corporate overhead that previously had been allocated to the discontinued operations.

The following table summarizes the major components of the “Loss from discontinued operations” included in the Condensed Consolidated Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$615,678	$967,638	$1,192,404	$2,005,073
Cost of revenues	123,083	1,225,273	144,882	2,205,731
Operating expenses	1,303,585	1,642,866	2,315,782	2,956,906
Total costs and operating expenses	1,426,668	2,868,139	2,460,664	5,162,637
Loss from operations	(810,990)	(1,900,501)	(1,268,260)	(3,157,564)
Other income (expense), net	—	—	—	(3,265)
Loss from discontinued operations	$(810,990)	$(1,900,501)	$(1,268,260)	$(3,160,829)

The following table provides the major components of assets and liabilities held for sale on the Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2026	2025

ASSETS

Accounts receivable, net	$370,492	$108,284
Contract Assets	751,759	741,722
Inventory	280,945	306,757
Prepaid expenses and other current assets	265,196	1,412
Inventory - non current	391,770	391,770
Property and equipment, net	302,268	425,873
Operating lease right of use asset - Office Lease	3,447,999	3,650,717
Security deposit	400,000	450,000
Software Development Costs, net	37,116	95,275
Patents and trademarks, net	178,677	170,962

Total assets held for sale	$6,426,222	$6,342,772

LIABILITIES

Accounts payable	$125,276	$267,852
Notes payable - financing agreements	—	2,041
Accrued expenses	94,445	121,012
Operating lease obligations - Office Lease -current portion	828,731	818,519
Contract liabilities, current - Technology Systems	92,304	134,331
Contract liabilities, current - Services and consulting	128,408	169,369
Operating lease obligations - Office Lease, less current portion	3,221,635	3,452,481

Total liabilities held for sale	$4,490,799	$4,965,605

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

NOTE 4 – ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE, RELATED PARTIES

Accounts receivable were as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accounts receivable	$3,105,172	$621,927
Accounts receivable - related parties	222,923	5,304,231
Holdback receivable - related parties	10,013,872	—
Total	13,341,967	5,926,158
Allowance for credit losses	(40,561)	—
Accounts receivable, net	$13,301,406	$5,926,158

The Company recorded credit loss (recovery) expense in the amount of $40,561 and $0 for the six months ended June 30, 2026 and June 30, 2025, respectively.

The activity related to our allowance for credit losses at June 30, 2026 and December 31, 2025 is summarized below.

	June 30, 2026	December 31, 2025
Allowance for credit losses, beginning balance	$—	$—
Allowance for credit losses provision	(40,561)	—
Less recoveries	—	—
Allowance for credit losses, ending balance	$(40,561)	$—

NOTE 5 – PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
EDC PODS and Generators	$3,248,579	$1,791,061

Construction in Progress	26,642,574	25,589,371
	29,891,153	27,380,432
Accumulated Depreciation	(164,639)	(68,499)
Property and Equipment, net	$29,726,514	$27,311,933

	Six months ended June 30, 2026	Six months ended June 30, 2025
Depreciation Expense
Property and equipment	$96,140	$15,343

	$96,140	$15,343

NOTE 6 – PATENTS AND TRADEMARKS

	June 30, 2026	December 31, 2025
Patents	$15,482	$15,482
Accumulated Amortization	(881)	(371)
Patents and trademarks, net	$14,601	$15,111

Amortization expense for the six months ended June 30, 2026 and 2025 was $510 and $68, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

NOTE 7 – CASH ADVANCE PAYMENT – SAWGRASS APR HOLDINGS LLC

Amount
Cash as of December 31, 2024	$5,000,000
Contract liabilities, current of December 31, 2025	—
Revenue recognized for the year ended December 31, 2025	$5,000,000

In December 2024, the Company entered into a series of contracts with Fortress under which the Company deployed and operated a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to New APR in connection with the assets. In exchange for services performed under the Asset Management Agreement (“AMA”), the Company received an advance cash payment and common units in Sawgrass Parent (see Note 8). The Company accounted for the arrangement with New APR as Revenue from contracts with customers. New APR advanced the Company $5.0 million in cash upon execution of the contract, which was recorded as a contract liability and was applied ratably on a monthly basis against amounts incurred under the AMA for a period of 12 months in 2025. In the event that the AMA was terminated within the first 12 months, any balance remaining of the advanced funds would have been credited in full to the Company.

The advanced consideration did not provide the benefit of financing as the cash was consumed within the first year of the contract to align the interests of both parties under the AMA. As of June 30, 2026, deferred revenue under the arrangement was zero, comprised of the $5.0 million advance payment less $5.0 million recognized as earned revenue under the AMA for the 12 months ended December 31, 2025.

NOTE 8 – EQUITY INVESTMENT – SAWGRASS APR HOLDINGS LLC

	June 30, 2026	December 31, 2025
Equity Investment - Sawgrass APR Holdings LLC	$—	$7,233,000

At the close of business December 31, 2024, Duos Energy Corporation, a subsidiary, executed the AMA with New APR to manage its operations. The Company’s former CEO is currently a Director of the Company and also was CEO of New APR.

The Company was issued a 5% non-voting ownership interest in Sawgrass Parent, in the form of 25,882,353 common units, which has been accounted for using the equity method. The Company determined the equity method was appropriate since Sawgrass Parent is considered a related party due to common management and the Company can exert significant influence over the operations of New APR. The Company concluded that the arrangement with New APR is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration under ASC 606-10-32-31. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA which was being recognized over a period of two years, the initial contractual term of the AMA. The Company recorded $7.2 million of an equity method investment asset and $7.2 million of contract liabilities for services to be performed under the AMA. Following the sale of substantially all of New APR's assets and the resulting change in facts and circumstances, the Company reassessed the remaining contract liability under ASC 606-10-32-31. As the remaining obligations and uncertainties associated with the arrangement were effectively resolved, recognition of the remaining deferred balance in the period of the sale was appropriate.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Sale of New APR Assets

As previously disclosed, the Company owned a 5% non-voting ownership interest in Sawgrass Parent, the ultimate parent company of New APR. As of May 26, 2026, substantially all of the assets of New APR were sold to a third party. As a result of the sale, in connection with its ownership interest, the Company received net proceeds of approximately $53.1 million. An additional amount of approximately $10.0 million was withheld in connection with the Company's pro rata portion of any indemnity and other similar obligations that may be owed to the purchaser under the asset purchase agreement, and is recorded as a holdback receivable – related parties on the accompanying consolidated balance sheet. Any funds remaining at the end of the 12-month holdback period will be distributed to the Company.

As a result of this transaction, the Company derecognized its equity method investment carrying value of $7,233,000 and recognized a gain on the disposition of its equity method investment of approximately $50.4 million during the three and six months ended June 30, 2026, calculated as follows:

Amount
Net proceeds received	$50,392,931
Add: holdback receivable – related parties	10,013,872
Less: carrying value of equity method investment	(7,233,000)
Gain on disposition	$53,173,803

The $10.0 million holdback receivable is included in the gain on sale of investments recognized during the three months ended June 30, 2026, and its ultimate realization is subject to the resolution of potential indemnity and other obligations under the asset purchase agreement. Any amounts remaining at the end of the 12-month holdback period will be distributed to the Company.

The AMA was amended after one year, with residual billings under the arrangement occurring in the first and second quarter of 2026. During the six months ended June 30, 2026, the Company recognized $3,616,500 of contract liabilities as revenue, including the accelerated recognition of the remaining deferred revenue balance following the sale of substantially all of New APR’s assets, and no contract liability associated with the AMA remained at June 30, 2026.

NOTE 9 – DEBT

Notes Payable – Insurance Premium Financing Agreements

The Company’s notes payable relating to financing agreements classified as current liabilities consist of the following as of:

	June 30, 2026		December 31, 2025
Notes Payable	Principal	Interest	Principal	Interest
Third Party - Insurance Note 1	$198,238	6.90%	$—	7.65%
Third Party - Insurance Note 2	31,117	—	2,041	—
Third Party - Insurance Note 3	97,262	—	—	—
Total	$326,617		$2,041

The Company entered into an agreement on April 15, 2025 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $207,207 with a down payment in the amount of $42,241 in the second quarter of 2025 and ten monthly installments of $17,140. The Company paid off the debt in the third quarter of 2025. The Company renewed its agreement on February 10, 2026 with its insurance provider by issuing a note payable (Insurance Note 1) for the purchase of an insurance policy in the amount of $401,042 with a down payment in the amount of $80,785 in the first quarter of 2026 and ten monthly installments of $33,047. At June 30, 2026 and December 31, 2025, the balance of Insurance Note 1 was $198,238, and $0, respectively.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

The Company entered into an agreement effective February 3, 2025 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $24,594 in the second quarter of 2025 and twelve monthly installments of $2,050. There were also audit premium adjustments in the amount of $6,084. The Company renewed its agreement effective March 31, 2026 with its insurance provider by issuing a note payable (Insurance Note 2) for the purchase of an insurance policy in the amount of $52,112 in the first quarter of 2026 and twelve monthly installments of $4,217. At June 30, 2026 and December 31, 2025, the balance of Insurance Note 2 was $31,117 and $2,041, respectively.

The Company entered into an agreement on February 3, 2025 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $249,448, with a down payment paid in the amount of $119,535 in the first quarter of 2025 and seven monthly installments of $18,559. The Company paid off the balance early in 2025. The Company extended the policy period to March 31, 2026 in January of 2026, paying two monthly premiums totaling $69,112. The Company renewed its agreement on March 14, 2026 with its insurance provider by issuing a note payable (Insurance Note 3) for the purchase of an insurance policy in the amount of $218,680, with a down payment paid in the amount of $72,841 in the first quarter of 2026 and seven monthly installments of $16,207. At June 30, 2026 and December 31, 2025, the balance of Insurance Note 3 was $97,262 and $0, respectively, due to early payoff.

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

NOTE 10 – REVENUES AND CONTRACT ACCOUNTING

Revenue Recognition and Contract Accounting

The Company generates revenue from four sources: (1) Technical Support; (2) Consulting Services which is included in the consolidated statements of operations line-item Services and Consulting; (3) Hosting and (4) Technology Solutions.

Contract assets and contract liabilities on uncompleted contracts for revenues recognized over time are as follows:

Contract Assets

Contract assets represent cumulative revenues recognized in excess of billings.

At June 30, 2026 and December 31, 2025, contract assets, consisted of the following:

As of June 30, 2026:

	Technology Solution	Total
Deferred Cost	$2,558,125	$2,558,125
Cumulative revenues recognized	—	—
Less cumulative billings	—	—
Contract Asset	$2,558,125	$2,558,125

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

As of December 31, 2025:

	Technology Solution	Total
Deferred Cost	$—	$—
Cumulative revenues recognized	—	—
Less cumulative billings	—	—
Contract Asset	$—	$—

Contract Liabilities

Contract liabilities represent billings and/or cash received that exceed cumulative revenues recognized.

At June 30, 2026 and December 31, 2025, contract liabilities consisted of the following:

Six months ended June 30, 2026

	Technology Solutions	Data Center Hosting & Related Services	Services and Consulting- Related Parties	Total
Beginning balance at December 31, 2025	$1,132,164	$—	$3,616,500	$4,748,664
Revenue recognized from the beginning balance	—	—	(3,616,500)	(3,616,500)
Billings during the period	1,345,788	18,770,228	—	20,116,016
Revenue recognized from current billings	—	—	—	—
Ending balance at June 30, 2026	$2,477,952	$18,770,228	$—	$21,248,180

Contract liabilities, current portion	$2,477,952	$5,213,952	$—	$7,691,904
Contract liabilities, non-current portion	—	13,556,276	—	13,556,276

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Services and Consulting Related Parties

In December 2024, the Company entered into a series of contracts with Fortress under which the Company deployed and operated a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales and operations functions to Sawgrass in connection with the assets. In exchange for services performed under the Asset Management Agreement (“AMA”), the Company received an advance cash payment and common units in Sawgrass (see Note 8). Sawgrass paid the Company $5.0 million in cash upon execution of the contract, which was applied ratably on a monthly basis against amounts incurred under the AMA for a period of 12 months in 2025. In the event that the AMA was terminated within the first 12 months, any balance remaining of the advanced funds would have been credited in full to Duos

As of December 31, 2024 deferred revenue under the arrangement was $5.0 million, comprised of the $5.0 million advance payment. The Company recognized $5.0 million in revenue under the AMA during the year ended December 31, 2025. No revenues were recognized during the six months ended June 30, 2026. related to the advance payment. However, $3,616,500 of previously deferred revenue was recognized as revenue during the three and six months ended June 30, 2026 related to the AMA (see Note 8).

The Company also concluded that the arrangement with Sawgrass is within the scope of ASC 606, Revenue from contracts with customers, and the common units issued to the Company by Sawgrass Parent represented non-cash consideration. The initial carrying value as of December 31, 2024 of $7.2 million was measured equal to the fair value of the common units received for future services to be performed under the AMA. The Company recorded $7.2 million of deferred revenue for services to be performed under the AMA (see Note 8). During the year ended December 31, 2024, the Company did not recognize any revenue associated with the AMA. The Company initially recorded the equity method investment in Sawgrass of $7.2 million, equal to the fair value of the common units as of December 31, 2024.

As of June 30, 2026, the balance in contract liabilities pertaining to the value of the equity method interest will be recognized as revenue as follows:

Calendar Year	Amounts
2026 (Remaining)	$—
Contract Liabilities	$—

Disaggregation of Revenue

The Company is following the guidance of ASC 606-10-55-296 and 297 for disaggregation of revenue. Accordingly, revenue has been disaggregated according to the nature, amount, timing and uncertainty of revenue and cash flows. We are providing qualitative and quantitative disclosures.

Qualitative:

1. We have three distinct revenue sources:

a. Technology Solutions - delivers manufacturer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments;

b. Services and Consulting Services (including related parties); and

c. Hosting (Deployment and operation of edge data centers, providing customers with cabinet space and related infrastructure service).

2. We currently operate in North America.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Quantitative:

For the three months ended June 30, 2026

Segments	Technology Solutions	Data Center Hosting & Related Services	Services and Consulting	Total
Primary Geographical Markets

North America	$3,231,544	$32,549	$2,911,330	$6,175,423

Major Goods and Service Lines

Turnkey Projects	$—	$—	$—	$—
Maintenance and Support	3,231,544	32,549	2,911,330	6,175,423
	$3,231,544	$32,549	$2,911,330	$6,175,423

Timing of Revenue Recognition

Goods transferred over time	$3,231,544	$—	$—	$3,231,544
Services transferred over time	—	32,549	2,911,330	2,943,879
	$3,231,544	$32,549	$2,911,330	$6,175,423

For the three months ended June 30, 2025

Segments	Technology Solutions	Data Center Hosting & Related Services	Services and Consulting	Total
Primary Geographical Markets

North America	$—	$8,000	$4,760,403	$4,768,403

Major Goods and Service Lines

Turnkey Projects	$—	$—	$—	$—
Maintenance and Support	—	8,000	4,760,403	4,768,403
	$—	$8,000	$4,760,403	$4,768,403

Timing of Revenue Recognition

Goods transferred over time	$—	$—	$—	$—
Services transferred over time	—	8,000	4,760,403	4,768,403
	$—	$8,000	$4,760,403	$4,768,403

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

For the six months ended June 30, 2026

Segments	Technology Solutions	Data Center Hosting & Related Services	Services and Consulting	Total
Primary Geographical Markets

North America	$3,793,998	$62,824	$4,463,902	$8,320,724

Major Goods and Service Lines

Turnkey Projects	$—	$—	$—	$—
Maintenance and Support	3,793,998	62,824	4,463,902	8,320,724
	$3,793,998	$62,824	$4,463,902	$8,320,724

Timing of Revenue Recognition

Goods transferred over time	$3,793,998	$—	$—	$3,793,998
Services transferred over time	—	62,824	4,463,902	4,526,726
	$3,793,998	$62,824	$4,463,902	$8,320,724

For the six months ended June 30, 2025

Segments	Technology Solutions	Data Center Hosting & Related Services	Services and Consulting	Total
Primary Geographical Markets

North America	$—	$8,000	$8,675,153	$8,683,153

Major Goods and Service Lines

Turnkey Projects	$—	$—	$—	$—
Maintenance and Support	—	8,000	8,675,153	8,683,153
	$—	$8,000	$8,675,153	$8,683,153

Timing of Revenue Recognition

Goods transferred over time	$—	$—	$—	$—
Services transferred over time	—	8,000	8,675,153	8,683,153
	$—	$8,000	$8,675,153	$8,683,153

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

NOTE 11 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, increased by the number of additional shares of common stock that would have been outstanding had the potentially dilutive shares been issued. Potentially dilutive shares consist of outstanding stock options and warrants, computed using the treasury stock method, and shares issuable upon conversion of the Company's convertible preferred stock, computed using the if-converted method.

The Company reported net income for the three and six months ended June 30, 2026 and, accordingly, potentially dilutive securities were included in the computation of diluted net income per common share. There were 5,000 out-of-the-money stock options excluded from the computation of diluted net income per common share for the three and six months ended June 30, 2026 because the effect of their inclusion would have been anti-dilutive.

The Company reported a net loss for the three and six months ended June 30, 2025 and, as a result, all potentially dilutive securities outstanding during those periods were excluded from the computation of diluted net loss per common share because the effect of their inclusion would have been anti-dilutive. Basic and diluted net loss per common share are therefore the same for those periods.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net Income (loss) from continuing operations, net of tax	$48,655,420	$(1,617,530)	$45,620,445	$(2,436,865)
Loss from discontinued operations, net of tax	(810,990)	(1,900,502)	(1,268,260)	(3,160,829)
Net Income (loss)	$47,844,430	$(3,518,032)	$44,352,185	$(5,597,694)

Denominator:
Weighted average common shares outstanding	30,143,928	11,847,115	26,899,063	11,619,714
Preferred Stock	5,122,273	—	5,122,273	—
Warrants and options	271,897	—	237,399	—
Weighted average dilutive shares outstanding	35,538,098	11,847,115	32,258,735	11,619,714

Basic (loss) / income per share:
Basic income (loss) per share from continuing operations	$1.61	$(0.14)	$1.70	$(0.21)
Basic income (loss) per share from discontinued operations	(0.03)	(0.16)	(0.05)	(0.27)
Basic income (loss) per share	$1.58	$(0.30)	$1.65	$(0.48)

Diluted (loss) / income per share:
Diluted income (loss) per share from continuing operations	$1.37	$(0.14)	$1.41	$(0.21)
Diluted income (loss) per share from discontinued operations	(0.02)	(0.16)	(0.04)	(0.27)
Diluted earnings (loss) per share	$1.35	$(0.30)	$1.37	$(0.48)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

NOTE 12 – SEGMENT REPORTING

Beginning on January 1, 2025, the Company operated in three operating and reportable segments: Technologies Services and Consulting which includes Services and Consulting, Data Center Hosting & Related Services, and Technology Solutions. As described in Notes 1 and 3, during the second quarter of 2026 the Duos Technologies, Inc. business, which comprised the entire Technologies segment, was classified as held for sale and as discontinued operations. Accordingly, for the periods presented in this report, the Company has three operating and reportable segments, each reflecting continuing operations only: (1) deploying Edge Data Centers for localized data processing in rural and underserved markets and providing GPU-as-a-service, herein known as the "Data Center Hosting & Related Services" segment, (2) delivering manufacturer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments, herein known as the "Technology Solutions" segment, and (3) Services and Consulting, providing asset management services under the AMA with New APR through its wind-down, herein known as the "Services and Consulting" segment. Segment information for all prior periods presented has been recast to exclude the discontinued Technologies segment and to reflect continuing operations only. The Company has determined that these reportable segments are strategic business units that offer different products and services and are managed separately based on the fundamental differences in their operations.

The Technology Solutions business unit, which delivers manufacturer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments.

The Company’s Data Center Hosting & Related Services segment generates revenues through the deployment of Edge Data Centers that enable faster, localized data processing in rural and underserved markets, providing scalable solutions for enterprise and government clients and providing GPU-as-a-Service.

The Company’s Services and Consulting segment that includes Asset Management Services generates revenues through the AMA with New APR, whereby Duos Energy oversees the deployment and operation of a fleet of mobile gas turbines and balance-of-plant inventory, providing management, sales, and operations support to New APR.

Corporate and unallocated amounts that do not relate to a reportable segment have been allocated to “Corporate & Unallocated.”

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The decisions concerning the allocation of the Company’s resources are made by the CODM with oversight by the Board of Directors. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit (loss), generally defined as income or loss before interest expense and income taxes. The CODM assesses segment performance by using each segment’s operating income (loss) and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including whether to invest resources into the segments or into other parts of the Company. Segment assets are reviewed by the Company’s CODM and are disclosed below. The accounting policies of the Technologies, Data Center Hosting & Related Services, Technology Solutions, and Services and Consulting segments are the same as those described in Note 1 of the Condensed Notes to the Consolidated Financial Statements.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Information with respect to these reportable business segments for the three and six months ended June 30, 2026 and 2025 was as follows:

Three Months ended June 30, 2026

	Technology Solutions	Data Center Hosting & Related Services	Services and Consulting	Corporate and Unallocated	Consolidated
Net revenues	$3,231,544	$32,549	$2,911,330	$—	$6,175,423
Cost of revenues	2,404,108	98,964	226,255	—	2,729,327
Operating Expenses (excluding depreciation and amortization)	1,017,361	610,297	—	1,353,513	2,981,171
Depreciation and amortization	—	53,997	—	—	53,997
Stock Compensation	—	—	—	361,835	361,835
Income (loss) from operations	(189,925)	(730,709)	2,685,075	(1,715,348)	49,093
Interest Expense	—	(121)	—	—	(121)
Interest income on lease receivable	—	3,325	—	—	3,325
Other Income	11	2,603	447	53,584,232	53,587,292
Income (loss) before provision for income taxes	(189,914)	(724,902)	2,685,522	51,868,884	53,639,590
Provision for income taxes (Expense)	—	—	—	(4,984,170)	(4,984,170)
Net income (loss) from continuing operations	$(189,914)	$(724,902)	$2,685,522	$46,884,714	$48,655,420

Three Months ended June 30, 2025

The Company reclassified certain prior period balances to confirm to current period presentation related to Discontinued Operations. See Note 3 Discontinued Operations.

	Technology Solutions	Data Center Hosting & Related Services	Services and Consulting	Corporate and Unallocated	Consolidated
Net revenues	$—	$8,000	$4,760,403	$—	$4,768,403
Cost of revenues	—	15,343	2,976,469	—	2,991,812
Operating Expenses (excluding depreciation and amortization)	—	495,282	—	1,711,299	2,206,581
Depreciation and amortization	—	15,376	—	—	15,376
Stock Compensation	—	—	—	1,094,816	1,094,816
Income (loss) from operations	—	(518,001)	1,783,934	(2,806,115)	(1,540,182)
Interest Expense		(87,348)	—	—	(87,348)
Interest Income on lease receivable		1,246	—	—	1,246
Other Income		5,417	552	2,785	8,754
Income (loss) before provision for income taxes	—	(598,686)	1,784,486	(2,803,330)	(1,617,530)
Provision for income taxes		—	—	—	—
Net income (loss) from continuing operations	$—	$(598,686)	$1,784,486	$(2,803,330)	$(1,617,530)

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Six Months ended June 30, 2026

	Technology Solutions	Data Center Hosting & Related Services	Services and Consulting	Corporate and Unallocated	Consolidated
Net revenues	$3,793,998	$62,824	$4,463,902	$—	$8,320,724
Cost of revenues	2,910,678	138,397	770,112	—	3,819,187
Operating Expenses (excluding depreciation and amortization)	1,017,361	1,117,698	—	3,645,307	5,780,366
Depreciation and amortization	—	96,650	—	—	96,650
Stock Compensation	—	—	—	1,749,704	1,749,704
Income (loss) from operations	(134,041)	(1,289,921)	3,693,790	(5,395,011)	(3,125,183)
Interest Expense	—	(121)	—	—	(121)
Interest income on lease receivable	—	6,765	—	—	6,765
Other Income	11	2,603	6,339	53,714,201	53,723,154
Income (loss) before provision for income taxes	(134,030)	(1,280,674)	3,700,129	48,319,190	50,604,615
Provision for income taxes (Expense)	—	—	—	(4,984,170)	(4,984,170)
Net income (loss) from continuing operations	$(134,030)	$(1,280,674)	$3,700,129	$43,335,020	$45,620,445

Six Months ended June 30, 2025

The Company reclassified certain prior period balances to confirm to current period presentation related to Discontinued Operations. See Note 3 Discontinued Operations.

	Technology Solutions	Data Center Hosting & Related Services	Services and Consulting	Corporate and Unallocated	Consolidated
Net revenues	$—	$8,000	$8,675,153	$—	$8,683,153
Cost of revenues	—	15,343	5,634,537	—	5,649,880
Operating Expenses (excluding depreciation and amortization)	—	825,690	—	2,211,443	3,037,133
Depreciation and amortization	—	68	—	—	68
Stock Compensation	—	—	—	2,068,819	2,068,819
Income (loss) from operations	—	(833,100)	3,040,616	(4,280,262)	(2,072,747)
Interest Expense	—	(406,661)	—	—	(406,661)
Other Income	—	16,096	2,636	23,811	42,543
Income (loss) before provision for income taxes	—	(1,223,666)	3,043,252	(4,256,451)	(2,436,865)
Provision for income taxes	—	—	—	—	—
Net income (loss) from continuing operations	$—	$(1,223,666)	$3,043,252	$(4,256,451)	$(2,436,865)

Total assets by segment on June 30, 2026 and December 31, 2025 were:

	June 30, 2026	December 31, 2025
Technologies (Assets held for sale)	$6,426,222	$6,342,772
Technology Solutions	6,658,597	581,366
Data Center Hosting & Related Services	102,393,324	28,024,994
Services and Consulting	193,659	12,537,718
Corporate and Unallocated	125,615,141	15,922,566
	$241,286,943	$63,409,416

All assets are located in the United States.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Leases

The Company's former corporate office and warehouse lease (“Office Lease”) is not included in the disclosures below. The subsidiary holding this lease was classified as held for sale and its results presented within discontinued operations effective June 30, 2026. See Note 3, Discontinued Operations, for further information regarding this lease and the related disposal group.

Land Leases (Edge Data Centers)

The Company leases multiple land locations for the deployment and operation of its modular Edge Data Centers (“EDCs”) with varying monthly lease payments. Certain lease arrangements include nominal ($1) monthly payments, while others include variable payments to the landlord under revenue-sharing arrangements calculated as a percentage of revenues generated from colocation services at the respective site, or the provision of a free rack within the data center valued at fair market value. Variable lease payments are excluded from the measurement of operating lease liabilities and are expensed as incurred. Certain landlords for these sites may also be customers of the Company, renting server rack space within the data centers.

As of June 30, 2026, the Company had multiple land leases outstanding in support of its EDC platform (Abilene, Corpus Christi, Dumas, Hereford, Lubbock, and Victoria), located primarily in Texas. In addition, the Company leases land in Amarillo, Texas from Region 16 Education Service Center under a pre-existing ground lease effective December 20, 2024 (predating the current EDC population by more than one year); a related generator sub-arrangement under which the Company acts as lessor is described separately below. These leases generally carry initial terms of five to ten years, with one five-year renewal option, and require the Company to pay real estate taxes, common area maintenance charges, and utilities, and to maintain insurance coverage. The Company is responsible for all costs associated with site preparation and installation of improvements, including modular structures and backup power systems. Given the growth in the number of land leases during the current and prior periods, the Company presents the following disclosures in the aggregate for this class of underlying asset, consistent with ASC 842-20-50.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

The following table shows supplemental information related to the Company's land leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease cost:
Operating lease cost	$25,090	$—	$46,627	$—

Other information:
Operating cash outflow used for operating leases	$19,406	$—	$31,410	$—
ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$—

Weighted average discount rate: 10.0%. Weighted average remaining lease term: 9.3 years.

As of June 30, 2026, the minimum lease payments due under these land operating leases are as follows:

Calendar year:	Amount
2026 (remaining six months)	$51,612
2027	103,224
2028	103,224
2029	103,224
2030	103,224
Thereafter	493,518
Total undiscounted future minimum lease payments	958,026
Less: Impact of discounting	(332,001)
Total present value of operating lease obligations	626,025
Current portion	(103,224)
Operating lease obligations, less current portion	$522,801

The right-of-use asset associated with these land leases was $600,506 as of June 30, 2026. See Note 1, Summary of Significant Accounting Policies, for the Company's materiality threshold applied to lease accounting under ASC 842.

Master Lease Agreement

On November 1, 2024, the Company entered into a Master Lease Agreement (“MLA”) for a total lease obligation of $2,662,282, classified as a finance lease under ASC 842 due to a $1 bargain purchase option at the end of the lease term. In the third quarter of 2025, the Company exercised its purchase option and settled the remaining obligation early with a payment of $2,150,000, derecognizing the related right-of-use asset and lease liability and recording the equipment as a fixed asset. There is no remaining lease cost, liability, or right-of-use asset associated with the MLA as of June 30, 2026.

Lessor Arrangement — Region 16 Education Service Center

The Company accounts for leases as a lessor in accordance with ASC 842-30. The Company is the lessor under a master capital lease agreement entered into during the second quarter of 2025 with Region 16 Education Service Center (“Region 16”) for a 500kW generator. Under the terms of the agreement, Region 16 leases the generator for a period of 84 months beginning June 1, 2025, with monthly payments of $4,035 and a $1 buyout option at the end of the lease term. The lease is classified as a sales-type finance lease under ASC 842 due to the presence of a bargain purchase option and a lease term covering a substantial portion of the asset's useful life. The present value of the lease payments was calculated to be $282,772 at inception, using an implied annual interest rate of 5.29%.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

As of June 30, 2026, the Company's net investment in the lease (lease receivable) was $245,543, of which $36,307 was classified as current and $209,236 as non-current. Interest income recognized on the lease receivable was $3,325 and $6,765 for the three and six months ended June 30, 2026, respectively.

GPU-as-a-Service Arrangement

The Company has entered into a master service agreement with Hydra Host, Inc. containing commitments to key vendors to purchase GPU servers, networking equipment, and related infrastructure to support its GPU-as-a-service operations. Hydra Host, Inc., as the operator under the arrangement, will arrange asset purchases with vendors and configure, install, operate, and maintain the servers on the Company’s behalf and secure a customer for the Company. As of June 30, 2026, the aggregate estimated cost of these commitments is approximately $145 million. The Company had deposited approximately $68.8 million with Hydra Host as of June 30, 2026 to secure the respective GPUs and server assets from third-party vendors. Since under the arrangement the risk of loss for the purchased equipment does not transfer to the Company until the equipment is delivered, these deposits are included in Deposits on equipment in the accompanying consolidated balance sheet as of June 30, 2026. The remaining commitments are expected to be funded through a combination of senior debt financing and customer prepayments.

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

Hydra Host has secured a customer for the Company, and this customer provided a deposit of $18,770,228 to the Company in May 2026, which is included in contract liabilities, in the accompanying consolidated balance sheet as of June 30, 2026.

In June 2026, the Company entered into a purchase agreement to acquire a data center facility located at 8 Corporate Ridge Parkway, Columbus, Georgia, together with approximately 13.7 acres of land, for a purchase price of $30.0 million, to house the GPU servers supporting the Company’s GPU-as-a-service operations. The purchase price consists of $15.0 million in cash and a $15.0 million two-year seller promissory note secured by a first-lien security deed on the property. A deposit of $2.8 million was paid into escrow upon execution of the letter of intent and is included in Deposit on real estate on the accompanying consolidated balance sheet as of June 30, 2026. The purchase closed subsequent to June 30, 2026 (see Note 18).

The seller note bears interest at zero percent per annum through maturity and is payable in $5.0 million principal installments as incremental utility and/or on-site generation power capacity is made available to the property above 5 MW, in 5 MW increments, up to a total of 20 MW (an additional 15 MW). The note may be prepaid at any time without penalty. At the lender’s election, principal payments may be settled in shares of the Company’s common stock at $10.50 per share, subject to the conditions set forth in the note. The Company also holds an option to purchase two on-site generators and receive assignment of related tax benefits for $1.5 million in additional cash.

The facility is in the process of being equipped to support the operation of 2,304 NVIDIA B300 GPUs, which will be operated by Hydra Host on the Company’s behalf for a third-party client.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

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

Each share of Series B Convertible Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock equal to $1,000 divided by the conversion price of $7.00 per share. Notwithstanding the foregoing, we could not effect any conversion of Series B Convertible Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series B Convertible Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of our common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our common stock then outstanding after giving effect to such conversion. The Series B Convertible Preferred Certificate of Designation does not prohibit the Company from waiving this limitation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders would be entitled to participate on an as-converted-to-common stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the common stock in any distribution of assets of the Company to the holders of the common stock. As of June 30, 2026 and December 31, 2025, respectively, there are zero and zero shares of Series B Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

The Company’s Board of Directors designated 5,000 shares as the Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”). Each share of the Series C Convertible Preferred Stock had a stated value of $1,000. The holders of the Series C Convertible Preferred Stock, the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock shall vote together as one class on all matters submitted to a vote of shareholders of the Company. Each share of Series C Convertible Preferred Stock had 172 votes (subject to adjustment); provided that in no event may a holder of Series C Convertible Preferred Stock be entitled to vote a number of shares in excess of such holder’s Beneficial Ownership Limitation (as defined in the Certificate of Designation and as described below). Each share of Series C Convertible Preferred Stock was convertible, at any time and from time to time, at the option of the holder, into that number of shares of common stock (subject to the Beneficial Ownership Limitation) determined by dividing the stated value of such share ($1,000) by the conversion price, which is $5.50 (subject to adjustment). The Company shall not effect any conversion of the Series C Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Series C Convertible Preferred Stock, to the extent that after giving effect to the conversion sought by the holder such holder (together with such holder’s Attribution Parties (as defined in the Certificate of Designation)) would beneficially own more than 4.99% (or upon election by a holder, 19.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the “Beneficial Ownership Limitation”). All holders of the Series C Preferred Stock elected the 19.99% Beneficial Ownership Limitation. As of June 30, 2026 and December 31, 2025, respectively, there are zero and zero shares of Series C Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

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

The Registration Rights Agreements relating to prior sales of Series D Convertible Preferred Stock contain provisions for liquidated damages equal to 1% multiplied by the aggregate subscription amount paid, paid each month, in the event certain deadlines are missed.

As of June 30, 2026, and December 31, 2025, there were 999 and 999 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

In connection with previous Purchase Agreements, the Company also entered into Registration Rights Agreements with the Purchasers. Pursuant to the Registration Rights Agreements, the Company filed with the SEC registration statements covering the resale by the Purchasers of the shares of common stock into which the shares of Series E Convertible Preferred Stock are convertible.

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

As of June 30, 2026, and December 31, 2025, respectively, there were 12,500 and 12,500 shares of Series E Convertible Preferred Stock issued and outstanding.

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

As of June 30, 2026, and December 31, 2025, respectively, there were zero and zero shares of Series F Convertible Preferred Stock issued and outstanding.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

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

On March 31, 2026, the Company issued 14,193 shares of common stock for payment of board fees to four directors valued at $95,000 for services to the board which was expensed during the three months ended March 31, 2026. The volume-weighted average price (VWAP) on the grant date used to value the services was $6.69 per share.

Effective April 1, 2026, the former CEO (who remains a director of the Company) forfeited 261,444 shares of restricted stock under the Amended and Restated Equity Awards Agreement. In accordance with the Company’s accounting policy to recognize forfeitures as they occur, previously recognized compensation expense of $651,432 related to the forfeited portion was reversed in the period of forfeiture.

Effective April 2, 2026, an employee left the Company and forfeited 10,000 shares of restricted stock. In accordance with the Company’s accounting policy to recognize forfeitures as they occur, previously recognized compensation expense of $9,375 related to the forfeited portion was reversed in the period of forfeiture.

Effective May 8, 2026, an employee left the Company and forfeited 25,000 shares of restricted stock. In accordance with the Company’s accounting policy to recognize forfeitures as they occur, previously recognized compensation expense of $23,438 related to the forfeited portion was reversed in the period of forfeiture.

On June 11, 2026, holders exercised 75,054 warrants on a cashless basis in accordance with the terms of the warrant agreement. As a result of the cashless exercise, the Company issued 28,584 shares of common stock, and no cash proceeds were received.

On June 18, 2026, the Company issued 2,000,000 shares of its common stock and 3,800,000 pre-funded warrants under a public offering priced at $9.50 per share, resulting in gross proceeds of approximately $55.0 million.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Effective June 26, 2026, the former CFO of the Company forfeited 120,833 shares of restricted stock under the Amended and Restated Equity Awards Agreement. In accordance with the Company’s accounting policy to recognize forfeitures as they occur, previously recognized compensation expense of $140,625 related to the forfeited portion was reversed in the period of forfeiture.

During the three months ended June 30, 2026, certain employees exercised stock options to acquire a total of 71,247 shares of the Company’s common stock, generating total gross proceeds of $517,355, payroll tax cost of $159,054 and yielding net proceeds of $358,301. Stock issuance costs of $2,889 were incurred. The exercises were made pursuant to the Company’s 2021 Equity Incentive Plan and were conducted in accordance with the applicable terms of the plans and the individual award agreements.

On June 30, 2026, the Company issued 9,437 shares of common stock for payment of board fees to five directors valued at $113,750 for services to the board which was expensed during the three months ended June 30, 2026. The quoted trading price on the grant date used to value the services was $12.06 per share.

On June 30, 2026, the Company issued 5,699 shares of common stock to employees participating in the Company’s Employee Stock Purchase Plan at the end of a six-month offering period. The employee contributions totaled $52,317 for the six months ended June 30, 2026 which represented a purchase price of approximately $9.18 per share. The purchase price for one share of Common Stock under the ESPP is equal to 85% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower. In connection with these issuances, the Company also recognized compensation expense of $27,495 during the six months ended June 30, 2026.

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

On March 31, 2025, the Company issued 9,360 shares of common stock for payment of board fees to four directors valued at $50,000 for services to the board which was expensed during the three months ended March 31, 2025. The quoted trading price on the grant date used to value the services was $5.34 per share.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

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

The Company computed the fair value of the look-back feature call and put options for January 1, 2026 to June 30, 2026 using a Black Scholes option pricing model using the following assumptions:

At June 30, 2026
Grant date share price	$10.80
Grant date exercise price	$9.18
Expected term	0.5 years
Expected volatility	90.21%
Risk-free rate	4.01%
Expected dividend rate	0%

During the offer period, the Company records stock-based compensation pro rata as an expense and a credit to additional paid-in capital. The Company issued 5,699 and 18,983 common shares on the option exercise date of June 30, 2026 and June 30, 2025, respectively, as follows:

For the Six Months Ended June 30, 2026
Cash from employee withholdings used to purchase shares under ESPP	$52,317
Stock based compensation expense	27,495
Total charges related to the Employee Stock Purchase Plan	$79,812

For the Six Months Ended June 30, 2025
Cash from employee withholding used to purchase ESPP shares	$114,724
Stock based compensation expense	65,114
Total charges related to the Employee Stock Purchase Plan	$179,838

Stock-Based Compensation

Stock-based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2026 and 2025, was $23,361 and $44,234, respectively, for stock options granted to employees and directors. This expense is included in general and administration expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant date fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2026, the total compensation cost for stock options that was not yet recognized was $39,715. This cost will be recognized over the remaining vesting term of the options ranging from 1.8 years to 2.5 years.

Stock-based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2026 and 2025, was $1,701,486 net of forfeitures and $2,024,585, respectively, for shares of restricted stock granted to employees. During the six months ended June 30, 2026, the Company granted a total of 420,000 shares of restricted stock with an aggregate grant-date fair value of $4,493,766, computed as 295,000 shares at $11.25 per share and 125,000 shares at $9.40 per share. This expense is included in general and administration expenses in the consolidated statements of operations. Stock-based compensation expense recognized during the periods is based on the grant-date fair value of the restricted stock units that are ultimately expected to vest. At June 30, 2026, the total compensation cost for restricted stock not yet recognized was $7,799,742. This cost will be recognized over the remaining vesting term of the restricted stock ranging from 1.5 to 2.8 years.

Treasury Stock

At June 30, 2026, and December 31, 2025, the Company held 1,324 shares of Common Stock at an aggregate value of $157,452 of treasury stock.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

NOTE 15 – COMMON STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK

Options

2026

During the three months ended March 31, 2026, the Company’s Board of Directors granted 5,000 5 year stock options with a strike price of $11.44 per share to one key employee. These options were awarded as a one-time award as a retention incentive and have a fair value of $40,948 and carry a three-year vesting period.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	355,003	$5.00	1.8	$2,219,665
Granted	5,000	$11.44	4.8	$—
Exercised	(119,581)	$4.74	—	$—
Forfeited/Expired	(36,666)	$4.20	—	$—
Outstanding at June 30, 2026	203,756	$5.45	1.4	$1,334,146
Exercisable at June 30, 2026	192,089	$5.29	1.2	$1,288,965

The fair value of the incentive stock option grants during the six months ended June 30, 2026 and 2025 were estimated using the following assumptions:

	During the Six Months Ended June 30,
	2026	2025
Stock price	$11.25	$—
Exercise Price	$11.44	$—
Risk free interest rate	3.55%	—
Expected term in years	5	—
Dividend yield	—	—
Volatility of common stock	93.67%	—

Weighted average grant date fair value per option was $8.19 for the six months ended June 30, 2026.

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

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

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

The Company used the following assumptions in determining the fair value of the warrants:

Date of Grant	March 2, 2026
Stock Price	$7.61
Exercise Price	$9.00
Expected Remaining Term (Years)	5.00
Expected Volatility	92%
Dividend Yield	0%
Discount Rate - Bond Equivalent Yield	3.620%

No income statement impact is expected related to these warrants in future periods.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	375,276	$7.20	4.6	$1,519,868
Warrants expired, forfeited, cancelled or exercised	(75,054)	$7.20	4.1	$—
Warrants issued	433,334	$9.00	5.0	$—
Outstanding at June 30, 2026	733,556	$8.26	4.4	$2,741,068
Exercisable at June 30, 2026	733,556	$8.26	4.4	$2,741,068

In connection with the June 2026 offering, the Company issued 3,800,000 pre-funded warrants to purchase shares of common stock at an exercise price of $0.001 per share. The pre-funded warrants are immediately exercisable and do not expire until exercised in full. As of June 30, 2026, all 3,800,000 pre-funded warrants remained outstanding.

	Number of Pre-funded Warrants	Exercise Price
Outstanding at December 31, 2025	—	$—
Pre-funded warrants issued	3,800,000	$0.001
Outstanding at June 30, 2026	3,800,000	$0.001
Exercisable at June 30, 2026	3,800,000	$0.001

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

Restricted Stock

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	1,964,398	$6.15
Restricted stock granted	420,000	$10.70
Restricted stock forfeited	(417,277)	$7.95
Restricted stock vested	(10,000)	$5.98
Unvested at June 30, 2026	1,957,121	$6.74
Vested at June 30, 2026	30,000	$5.47

NOTE 16 – DEFINED CONTRIBUTION PLAN

The Company has a 401(k)-retirement savings plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows employees to defer a portion of their annual compensation, and the Company may match a portion of the employees’ contributions generally after the first six months of service. During the six months ended June 30, 2026, the Company matched 100% of the first 4% of eligible employee compensation that was contributed to the 401(k) Plan. For the six months ended June 30, 2026, the Company recognized expense for matching cash contributions to the 401(k) Plan totaling $70,461.

NOTE 17 – RELATED PARTY TRANSACTIONS

Frank Lonegro serves on the Board of Directors and is a member of the Audit, Compensation and Corporate Governance and Nominating Committees. Mr. Lonegro is the Chief Executive Officer of Landstar System, Inc. (“Landstar”), based in Jacksonville, Florida. The Company has previously utilized Landstar for shipping services including transporting large items. Most recently, Landstar was the designated vendor involved in shipping an Edge Data Center to an Amtrak site in Secaucus, New Jersey. Mr. Lonegro was not involved in the selection of his company by the Company, with which there was an existing relationship pre-dating Mr. Lonegro’s appointment to the Board of the Company. Mr. Lonegro did not participate in any Board discussions or votes relating to the selection of Landstar nor approval of the transactions with Landstar. The terms of these transactions were reviewed and approved by the management team. For the six months ended June 30, 2026 and June 30, 2025, the Company expensed zero and $15,785, respectively, on transactions relating to Landstar. At June 30, 2026 and December 31, 2025, the amounts owed were zero and zero, respectively.

Brian James serves on the Board of Directors and is the president of NAT Tech LLC dba National Technologies (“NTI”). The Company has provided equipment to NTI in the normal course of business. For the six months ended June 30, 2026 and June 30, 2025, the Company recognized revenue, net of sales tax, of $100,983 and zero, respectively, on transactions relating to NTI. At June 30, 2026 and December 31, 2025, the amounts due were $56,154 and zero, respectively, and are included in accounts receivable in the accompanying balance sheets.

Kristen Sanderson, Senior Vice President of Duos Technologies Solutions Inc, has a personal relationship with Doug Recker, who joined the Company in April 2024 as President of Duos Edge AI, Inc. and assumed the role of Chief Executive Officer of Duos Technologies Group, Inc. effective April 1, 2026. Ms. Sanderson joined the Company on October 20, 2025, and as of June 30, 2026, reported directly to Mr. Recker.

For the six months ended June 30, 2026, Ms. Sanderson received total compensation of $112,719.

Erich Recker, Vice President of Corporate Communication and Marketing, is the brother of Doug Recker. Mr. Recker joined the Company on April 27, 2026 and as of June 30, 2026, reports to the Company’s current Chief Operating Officer Dipan Patel.

For the six months ended June 30, 2026 Mr. Recker received total compensation of $36,550.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

In the fourth quarter of 2022, the Company elected to not renew a support contract with an existing customer due to a change in focus by the Company away from its Integrated Correctional Automation System (“iCAS”) business and the limited amount of revenue expected from that business going forward. On June 29, 2023, the Company completed a transaction whereby it sold assets related to its iCAS business and a recommendation to that customer to engage with the eventual buyer going forward. The transaction was completed with a third-party buyer of which the Company’s then former Chief Financial Officer is a director. The former officer, who was rehired as our CFO in May of 2024 and served in that position through November 15, 2025 (and since June 2026 has been the Interim CFO), did not participate in the transaction on behalf of the Company which was negotiated by the CEO.

In late 2024, Duos engaged with Fortress Investment Group ("FIG") to assist in FIG’s purchase of approximately 850 megawatts of electrical generation capacity (consisting of 30 mobile gas turbine generators) and associated equipment to support their installation and operation ("balance of plant"). In late November 2024, Sawgrass Buyer LLC, an entity formed and owned by FIG, executed an asset purchase agreement with Atlas Corporation, APR Energy Holdings Limited and a number of its wholly-owned affiliates (collectively, "APR"). Chuck Ferry, our former CEO, was formerly the CEO of APR from 2018 to 2020. The transaction closed on December 31, 2024, and Sawgrass Buyer LLC subsequently changed its name to New APR Energy, LLC ("New APR"). At closing, New APR entered into an Asset Management Agreement ("AMA") with the Company under which a substantial portion of Company staff, including certain members of the management team (including Mr. Ferry), oversaw operations of New APR. The AMA had an original two-year term but was cancelled after one year, with residual billings occurring in the first quarter of 2026, and the personnel who supported the AMA were transferred out of the Company, eliminating the related staffing expense. At closing, the Company also received a 5% non-voting equity ownership interest in Sawgrass APR Holdings, LLC ("Sawgrass Parent"), the ultimate parent company of New APR. Certain members of the Company’s management team served in similar positions with New APR in addition to their roles at the Company, including Mr. Ferry, the Company’s Chief Executive Officer through his resignation in March 2026, who also served as Executive Chairman and a member of the Board of New APR, and Christopher King, the Company’s Chief Operating Officer through his resignation in September 2025. Mr. Goldfarb served as an observer on the board of New APR, with no executive role or management responsibilities at that entity, until he resigned as an observer in late 2025. The Company paid 50% of the compensation for Mr. Ferry through March 2026.

As a result of the relationships between Duos Energy Corporation and the FIG related entities described above, Sawgrass Parent and New APR are considered related parties to the Company. In May 2026, substantially all of New APR’s assets were sold to a third party, and the Company realized the value of its 5% interest in Sawgrass Parent, receiving cash distributions of approximately $50.4 million, with an additional $10,013,872 recorded as a holdback receivable – related parties on the accompanying consolidated balance sheet. The remaining AMA-related deferred revenue was fully recognized as of June 30, 2026, and the carrying amount of the Company’s investment in Sawgrass Parent was $0. (See Notes 3, 8, 9, and 11 for related party balances).

In 2024, the Company borrowed $2,200,000 from two lenders that are related parties because together they hold more than 10% of the Company’s voting common stock. In the year ended December 31, 2025, the Company repaid the loan including interest in the amount of $2,388,356.

In August 2026, Duos Technologies Inc was purchased by Sandbank Acosta LLC that is 50% owned by the Interim CFO of Duos Technologies Group, Inc. (See Note 18).

NOTE 18 – SUBSEQUENT EVENTS

Stock Grant

Effective July 1, 2026, the Company issued a restricted stock award to its Chief Operating Officer for a total of 200,000 shares of restricted stock with 3-year cliff vesting with an aggregate grant-date fair value of $2,300,000 based on a $11.50 price per share. The share value will be recognized over the 36-month vesting period.

Completion of Divestiture of Duos Technologies, Inc.

On August 5, 2026, the Company completed the previously announced divestiture of its wholly owned subsidiary, Duos Technologies, Inc. ("DTI"), pursuant to a Stock Transfer Agreement effective as of June 30, 2026 (the “Stock Transfer Agreement”) between the Company and Sandbank Acosta, LLC, a Florida limited liability company (the “Purchaser”). The transaction is considered a related party transaction because Adrian Goldfarb, the Company’s Interim CFO is also a 50% owner of the Purchaser. At the closing, the Purchaser acquired all of the issued and outstanding shares of capital stock of DTI, and DTI ceased to be a subsidiary of the Company.

DUOS TECHNOLOGIES GROUP, INC. AND SUBSIDIARIES CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025 (Unaudited)

In connection with the transaction: (i) prior to the closing, the Company contributed all outstanding intercompany balances between the Company and DTI to DTI as a capital contribution; (ii) the Company funded cash into DTI’s accounts in an amount equal to a negotiated target cash amount of $3,500,000; and (iii) at the closing, DTI executed and delivered to the Company a promissory note in the principal amount of $5,435,403, bearing simple interest at 5% per annum and payable in full on August 5, 2031, with no penalty for prepayment. This note equals the $3.5 million cash plus the net equity of DTI on the sale date. The note is subject to a contractual right of setoff for certain out-of-pocket costs incurred by DTI to complete the installation and commissioning of rail inspection portals under specified customer contracts in New York and Maryland, solely to the extent such costs exceed the related customer payments received during a defined lookback period.

Also at the closing, the Company and the Purchaser entered into (i) a Transition Services Agreement, under which the Company will provide DTI with human resources, payroll and benefits administration, and accounting coordination support through December 31, 2026 on a cost-reimbursement basis plus a 5% handling fee, and (ii) an Employee Leasing Agreement, under which the Company will remain the employer of record for certain leased employees providing services to DTI through December 31, 2026, with all allocated employment costs reimbursed by the Purchaser. In connection with the closing, the officers and directors of DTI affiliated with the Company resigned from their positions with DTI except that Mr. Goldfarb resigned as President of DTI but remains Chairman of DTI.

The Purchaser is owned 50% by an executive officer of DTI and 50% by an unaffiliated private investor, and the transaction was reviewed and approved by the Company’s Board of Directors. Accordingly, the transaction constitutes a related party transaction.

As a result of the closing, the Company expects to derecognize the carrying amounts of the DTI assets and liabilities classified as held for sale, recognize the note receivable at its estimated fair value, and record the resulting gain or loss on disposal during the third quarter of 2026. The estimated gain or loss on disposal has not yet been finalized. See Note 3 – Discontinued Operations.

The Company is currently evaluating the income tax consequences of the transaction. Based on its preliminary analysis, the divestiture is expected to generate a tax loss that may provide a significant tax benefit and substantially offset the Company's estimated income tax liability for the year ending December 31, 2026. Because the transaction closed subsequent to June 30, 2026, the related tax effects were not recognized in the Company's consolidated financial statements as of and for the three and six months ended June 30, 2026. The Company expects to recognize the tax effects of the transaction during the third quarter of 2026.

Completion of Columbus, Georgia Data Center Purchase

Subsequent to June 30, 2026, the Company completed the purchase of the Columbus, Georgia data center facility described in Note 12 for a purchase price of $30.0 million, consisting of $15.0 million in cash and a $15.0 million two-year seller promissory note bearing interest at 0% per annum, secured by a first-lien security deed on the property and payable in installments as additional power capacity is made available to the property. The facility is being equipped to support the Company’s GPU-as-a-service operations.

Office Lease

Subsequent to June 30, 2026, the Company entered into an office lease as a subtenant of Dark Matter Technologies LLC, a tenant of McKesson Corporation and MG3 Jacksonville Office, LLC. The office is located at 6651 Gate Parkway, Suite 410, Jacksonville, Florida 32256. The lease commenced on July 17, 2026 and expires on July 31, 2029, unless terminated earlier in accordance with the provisions of the sublease. The Company’s total contractual lease payments over the lease term are approximately $1.2 million, payable in monthly installments. The lease will be accounted for in accordance with ASC 842, Leases, including recognition of the applicable right-of-use asset and lease liability upon commencement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q and other reports filed by Duos Technologies Group, Inc., and its operating subsidiaries, Duos Edge AI, Inc. (“Edge”), Duos Technology Solutions, Inc. (“Solutions”), and Duos Energy Corporation (“Energy”), and, for periods prior to its divestiture on August 5, 2026, Duos Technologies, Inc. (“Duos”) (Duos Technologies Group, Inc., Edge, Solutions, Energy and, as applicable, Duos, collectively the “Company” “we”, “our”, and “us”) from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “aim,” “project,” “target,” “will,” “may,” “should,” “forecast” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements typically address the Company’s expected future business and financial performance and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

Second Quarter 2026 Financial Highlights

Metric	Q2 2026	Q2 2025	Change
Total revenues (continuing operations)	$6,175,423	$4,768,403	+30%
Gross margin % (continuing operations)	55.8%	37.3%	+18.5 pts
Income (loss) from operations (continuing operations)	$49,093	$(1,540,182)	n/m
Gain on sale of investments	$53,173,803	—	n/m
Net income (loss) – consolidated	$47,844,430	$(3,518,031)	n/m
Basic net income (loss) per share	$1.58	$(0.30)	n/m
Cash (June 30, 2026 vs. December 31, 2025)	$112,308,012	$15,472,229	+$96.8M

Recent Developments – Divestiture of Duos Technologies, Inc.

On August 5, 2026, subsequent to the end of the quarter, the Company completed the divestiture of its legacy rail technology subsidiary, Duos Technologies, Inc., through the transfer of all of its issued and outstanding shares to Sandbank Acosta, LLC, a related party (see Note 18 – Subsequent Events). The results of Duos Technologies, Inc. are reported as discontinued operations for all periods presented, and the discussion below is presented on a continuing operations basis unless otherwise noted. Following the divestiture, the Company’s operations are conducted through Duos Edge AI, Inc. and Duos Technology Solutions, Inc., focused on providing technology and colocation solutions for the rapidly growing data center market, with Duos Energy Corporation continuing to support the wind-down of the Asset Management Agreement with New APR.

Plan of Operation

The Company’s plan of operation is focused on improving operational execution, advancing its technology platform, and scaling its digital infrastructure initiatives to support long-term revenue growth and increased recurring revenues.

During the first half of 2026, the Company completed a fundamental repositioning of its business around data center infrastructure and technology-enabled services. The Company divested its legacy rail technology business (completed August 5, 2026), discontinued further investment in and management of that business, wound down the Asset Management Agreement with New APR and realized the value of its related minority investment, and increased its emphasis on its two core growth platforms: Duos Edge AI, Inc. and Duos Technology Solutions, Inc.

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

Wind-Down of the Asset Management Agreement; Energy Services Dormant

The Company previously expanded into energy and power solutions through Duos Energy Corporation, which provided energy consulting, power infrastructure planning, and asset management services.

The Company entered into an Asset Management Agreement ("AMA") with New APR beginning in January 2025 and, in connection with this agreement, also acquired a minority, non-voting equity interest in the ultimate parent of New APR. The AMA was amended after one year, with residual billings occurring in the first quarter of 2026, and the personnel supporting the AMA were transferred out of the Company, eliminating the related staffing expense. In the second quarter of 2026, substantially all of New APR’s assets were sold and the Company realized the value of its minority interest, receiving approximately $60 million, consisting of approximately $50.4 million in cash distributions and a $10.0 million holdback receivable (see Note 8). The Energy Services business is currently dormant; the power and energy infrastructure skills retained within the Company are being applied to its data center expansion initiatives, and the business could be reactivated if suitable opportunities arise.

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

Increased Emphasis on Duos Edge AI and Technology Solutions

Following the divestiture of the rail technology business, the Company has discontinued investment in the proprietary machine vision and inspection technologies associated with that business, and its capital and management attention are concentrated on Duos Edge AI, Inc. and Duos Technology Solutions, Inc.

Duos Edge AI is expanding its network of modular edge data centers and preparing its GPU-as-a-service operations, while Duos Technology Solutions is scaling its infrastructure sourcing, integration, and supply chain services. The Company expects these two businesses, together with related hosting and colocation services, to be the principal drivers of future revenue growth.

Transition to Recurring Revenue Models

The Company continues to transition certain offerings toward subscription-based and recurring revenue models. This includes expanding hosting services, software-based offerings, and long-term service agreements.

The Company’s recurring revenue model is centered on multi-year hosting and colocation agreements at its edge data centers, GPU-as-a-service arrangements, and repeat order flow from Technology Solutions customers. This approach is intended to improve scalability and increase recurring revenue over time.

Divestiture of Legacy Rail Technology Business

The Company’s legacy rail technology business, conducted through Duos Technologies, Inc. and centered on the Railcar Inspection Portal, was divested effective August 5, 2026 (see Note 18). The results of this business are presented as discontinued operations for all periods presented in this report.

The results of the divested business are reported as discontinued operations for all periods presented. The Company has no continuing involvement in the rail technology business other than transitional services provided to the purchaser on a cost-reimbursement basis through December 31, 2026 and the promissory note received in connection with the divestiture (see Notes 3 and 18).

Prospects and Outlook

The Company’s prospects are influenced by its ability to execute its strategic initiatives and by broader industry trends affecting digital infrastructure and artificial intelligence, including sustained demand for data center capacity and the power required to support it.

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

As of June 30, 2026, the aggregate estimated cost of these capital commitments was approximately $145 million, of which approximately $68.8 million has been deposited to secure the respective GPU and server assets. The remaining commitments are expected to be funded through a combination of senior debt financing and customer prepayments. The Company intends to secure senior debt financing to fund approximately 70% of its GPU infrastructure investments after approximately $43.5 million in funding has been provided to the GPU vendor. The debt is expected to be secured by the underlying GPU server assets and include customary covenants and reserve requirements. Interest rates may vary based on market conditions and the future customer risk profile. In June 2026, the Company also agreed to acquire a data center facility in Columbus, Georgia for $30.0 million, consisting of $15.0 million in cash and a $15.0 million secured seller note at 0% interest payable as additional power capacity of up to 15 MW is delivered to the property in 5 MW increments. The purchase closed subsequent to quarter end, and the facility is being equipped to support the operation of 2,304 NVIDIA B300 GPUs to be operated by Hydra Host for a third-party client (see Note 13 and Note 18).

Energy and Power Capabilities (Currently Dormant)

Following the wind-down of the AMA and the realization of the Company’s investment in the ultimate parent of New APR, the Energy Services business is currently dormant. The Company has retained power and energy infrastructure expertise, which is currently being applied to its data center expansion initiatives, including the evaluation of power requirements for its edge data center deployments and the Columbus, Georgia facility.

The Company believes that increasing demand for power associated with data centers and AI infrastructure could present future opportunities, and the Energy Services business could be reactivated if suitable opportunities arise. Any such opportunities would be subject to regulatory, operational, and competitive risks.

Growth of Technology Solutions Platform

The Company expects to further develop its Technology Solutions capabilities, including infrastructure procurement, logistics, and deployment services.

These offerings are intended to support both the Company’s internal infrastructure initiatives and third-party customer projects, providing additional revenue diversification.

Concentration of Resources on Core Data Center Businesses

The Company’s investment and management resources are now concentrated on scaling Duos Edge AI’s edge data center network and GPU-as-a-service operations and growing the Technology Solutions business, which became the Company’s largest source of revenue from continuing operations during the second quarter of 2026.

Forward-Looking Considerations

The Company believes that its focused strategy — centered on edge data centers, colocation, GPU-as-a-service, and technology solutions for the data center market — positions it to pursue growth opportunities while retaining optionality in adjacent areas such as energy services.

However, the Company’s ability to achieve its objectives is subject to numerous risks and uncertainties, including:

•	The ability to obtain sufficient capital to fund infrastructure and GPU-as-a-service development
•	Execution risks associated with deploying and operating EDCs and engaging in the GPU-as-a-service agreement
•	Dependence on key contracts
•	Customer adoption of new technologies and services
•	Supply chain and vendor risks
•	Competitive market conditions

•	Macroeconomic and regulatory factors

With its focus on edge data centers, colocation, GPU-as-a-service and technology solutions for the data center market following the divestiture of its legacy rail technology business, the Company believes it is well-positioned to drive increased revenue, improve profitability, and generate long-term shareholder value.

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

Comparison for the Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,
	2026	2025

Revenues	$6,175,423	$4,768,403
Cost of revenues	2,729,327	2,991,812
Gross margin	3,446,096	1,776,591
Operating expenses	3,397,003	3,316,773
Income (loss) from operations	49,093	(1,540,182)
Other income (expense)	53,590,497	(77,348)
Net income (loss) from continuing operations before income taxes	$53,639,590	$(1,617,530)

Revenues

	For the Three Months Ended June 30,
	2026	2025	% Change
Revenues:
Technology solutions	$3,231,544	$—	100%
Services and consulting – Related parties	2,911,330	4,760,403	-39%
Hosting	32,549	8,000	307%
Total revenues	$6,175,423	$4,768,403	30%

The Company began recognizing revenues from its Technology Solutions business unit during the second half of 2025 resulting in $3,231,544 of revenue for the three months ended June 30, 2026. The Technology Solutions business unit provides manufacturer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments. No such revenues were recognized during the comparable prior-year period.

The decrease in related-party services and consulting revenue for the three months ended June 30, 2026 was primarily driven by the continued reduction in the scope of services provided under the Asset Management Agreement ("AMA") established on December 31, 2024, and the sale by New APR of substantially all of its assets in May 2026. Under the AMA, Duos Energy oversaw the deployment and operation of a fleet of mobile gas turbines and related balance-of-plant inventory and provided management, sales, and operational support services to New APR. The Company generated $198,955 of revenue under the AMA during the three months ended June 30, 2026, compared to $3,856,278 during the comparable 2025 period. In addition, following the sale of substantially all of New APR’s assets, the Company recognized the remaining $2,712,375 of deferred revenue associated with the non-cash consideration received for its 5% non-voting equity interest in the ultimate parent of New APR, compared to $904,125 recognized during the comparable 2025 period. Revenue generated under the AMA and from the 5% interest is reported within "Services and consulting – related parties" in the statements of operations.

During the second quarter of 2025, the Company began recognizing revenues from the deployment of Edge Data Centers, which are reported within the "Hosting" category. The Company recognized $32,549 of Hosting revenue during the three months ended June 30, 2026, compared to $8,000 during the comparable 2025 period. The Company continues to invest capital in expanding its network of Edge Data Centers, each of which is expected to begin generating revenue upon deployment and commencement of operations with its anchor tenant.

The Company expects services revenue from both its hosting and technology solutions to increase throughout 2026. This growth is expected to be driven by the deployment of additional edge data centers coming online, as well as expanding technology solutions revenue tied to growth in the data center market.

Cost of Revenues

	For the Three Months Ended June 30,
	2026	2025	% Change
Cost of revenues:
Technology solutions	$2,404,108	$—	100%
Services and consulting – Related parties	226,255	2,976,469	-92%
Hosting	98,964	15,343	545%
Total cost of revenues	$2,729,327	$2,991,812	-9%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems, support and maintenance of existing systems, software projects, and support of the AMA with New APR.

Cost of revenues related to services and consulting from related parties decreased significantly during the three months ended June 30, 2026, compared to the same period in the prior year. The reduction was primarily driven by the reduced scope of services provided under the AMA and the wind-down of AMA-related activities following the sale of substantially all of New APR’s assets in May 2026.

Consistent with the revenues generated from the deployment of Edge Data Centers, reflected in the Hosting category, the Company has begun recognizing associated cost of goods sold, primarily consisting of depreciation of the Edge Data Center pods and operating costs required to support the operation of the hosting infrastructure. Such costs were not significant during the comparable prior-year period, as the Edge Data Center business was in the early stages of deployment and operations.

Gross Margin

	For the Three Months Ended June 30,
	2026	2025	% Change

Revenues	$6,175,423	$4,768,403	30%
Cost of revenues	2,729,327	2,991,812	-9%
Gross margin	$3,446,096	$1,776,591	94%

Gross margin improved from 37.3% during the three months ended June 30, 2025 to 55.8% during the same period in 2026, primarily due to the significantly reduced cost of revenues associated with the AMA and the growing contribution of the Technology Solutions business. In addition, the Company recognized $2,712,375 of revenue during the three months ended June 30, 2026 related to its 5% non-voting equity interest in the ultimate parent of New APR, compared to $904,125 in the comparable 2025 period. As this revenue had no associated cost of revenue, it contributed at a 100% gross margin.

Operating Expenses

	For the Three Months Ended June 30,
	2026	2025	% Change
Operating expenses:
Sales and marketing	$253,515	$32,835	672%
Research and development	—	—	0%
General and administration	3,143,488	3,283,938	-4%
Total operating expenses	$3,397,003	$3,316,773	2%

During the three months ended June 30, 2026, total operating expenses from continuing operations increased to $3,397,003 from $3,316,773 in the comparable 2025 period. Sales and marketing expenses increased as additional resources were deployed to support business development for the Edge Data Center and Technology Solutions businesses. General and administration expenses decreased by approximately 4%, primarily reflecting lower non-cash stock-based compensation expense in the second quarter of 2026 due to some forfeitures of restricted stock, compared to the comparative period in 2025. Overall, the Company continues to focus on managing operating expenses while supporting the evolving needs of its customers.

Income (Loss) from Operations

Income from operations from continuing operations was $49,093 for the three months ended June 30, 2026, compared to a loss from continuing operations of $1,540,182 for the same period in 2025. The decrease was primarily driven by the favorable impact of increased Technology Solutions revenue, accelerated recognition of the remaining AMA-related deferred revenue, and improved gross margins.

Other Income (Expense)

Other income, net for the three months ended June 30, 2026 was $53,590,497, compared to other expense, net of $(77,348) for the comparative period in 2025. Other income in 2026 was primarily driven by a gain on sale of investments of $53,173,803 recognized in connection with the sale of substantially all of New APR’s assets and the related distributions received on the Company’s ownership interest in Sawgrass Parent, as well as higher interest income of $413,490 compared to $10,629 for the comparative period in 2025, resulting from a significantly larger cash balance.

Net Income (Loss)

Net income from continuing operations for the three months ended June 30, 2026 was $48,655,420, compared to net loss of $1,617,530 for the comparable period in 2025. Including the results of discontinued operations, consolidated net income for the three months ended June 30, 2026 was $47,844,430, compared to a consolidated net loss of $3,518,032 in 2025. The increase was primarily attributable to the $53.2 million gain on sale of investments described above. Basic net income per common share was $1.58 for the three months ended June 30, 2026, compared to a net loss per share of $(0.30) in 2025.

Comparison for the Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table sets forth a summary of our unaudited Consolidated Statements of Operations and is used in the following discussions of our results of operations:

	For the Six Months Ended June 30,
	2026	2025

Revenues	$8,320,724	$8,683,153
Cost of revenues	3,819,187	5,649,880
Gross margin	4,501,537	3,033,273
Operating expenses	7,626,720	5,106,020
Income (loss) from operations	(3,125,183)	(2,072,747)
Other income (expense)	53,729,798	(364,118)
Net income (loss) from continuing operations before income taxes	$50,604,615	$(2,436,865)

Revenues

	For the Six Months Ended June 30,
	2026	2025	% Change
Revenues:
Technology solutions	$3,793,998	$—	100%
Services and consulting – Related parties	4,463,902	8,675,153	-49%
Hosting	62,824	8,000	685%
Total revenues	$8,320,724	$8,683,153	-4%

The Company began recognizing revenues from its Technology Solutions business unit during the second half of 2025 resulting in $3,793,998 of revenue for the six months ended June 30, 2026. The Technology Solutions business unit provides manufacturer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments. No such revenues were recognized during the comparable prior-year period.

The decrease in related-party services and consulting revenue for the six months ended June 30, 2026 was primarily driven by the reduced scope of services provided under the AMA and the sale by New APR of substantially all of its assets in May 2026. The Company generated $847,402 of revenue under the AMA during the six months ended June 30, 2026, compared to $6,866,903 during the comparable 2025 period. In addition, the Company recognized $3,616,500 of revenue during the six months ended June 30, 2026 related to the deferred revenue associated with the Company’s 5% non-voting equity interest in the ultimate parent of New APR, including the accelerated recognition of the remaining balance following the sale of substantially all of New APR’s assets, compared to $1,808,250 during the comparable 2025 period. Revenue generated under the AMA and from the 5% interest is reported within "Services and consulting – related parties" in the statements of operations.

During the second quarter of 2025, the Company began recognizing revenues from the deployment of Edge Data Centers, which are reported within the "Hosting" category. The Company recognized $62,824 of Hosting revenue during the six months ended June 30, 2026, compared to $8,000 during the comparable 2025 period. The Company continues to invest capital in expanding its network of Edge Data Centers, each of which is expected to begin generating revenue upon deployment and commencement of operations with its anchor tenant.

The Company expects services revenue from both its hosting and technology solutions to increase throughout 2026. This growth is expected to be driven by the deployment of additional edge data centers coming online, as well as expanding technology solutions revenue tied to growth in the data center market.

Cost of Revenues

	For the Six Months Ended June 30,
	2026	2025	% Change
Cost of revenues:
Technology solutions	$2,910,678	$—	100%
Services and consulting – Related parties	770,112	5,634,537	-86%
Hosting	138,397	15,343	802%
Total cost of revenues	$3,819,187	$5,649,880	-32%

Cost of revenues largely comprises equipment and labor necessary to support the implementation of new systems, support and maintenance of existing systems, software projects, and support of the AMA with New APR.

Cost of revenues related to services and consulting from related parties decreased significantly during the six months ended June 30, 2026, compared to the same period in the prior year. The reduction was primarily driven by the reduced scope of services provided under the AMA and the wind-down of AMA-related activities following the sale of substantially all of New APR’s assets in May 2026.

Consistent with the revenues generated from the deployment of Edge Data Centers, reflected in the Hosting category, the Company has begun recognizing associated cost of goods sold, primarily consisting of depreciation of the Edge Data Center pods and operating costs required to support the operation of the hosting infrastructure. Such costs were not significant during the comparable prior-year period, as the Edge Data Center business was in the early stages of deployment and operations.

Gross Margin

	For the Six Months Ended June 30,
	2026	2025	% Change

Revenues	$8,320,724	$8,683,153	-4%
Cost of revenues	3,819,187	5,649,880	-32%
Gross margin	$4,501,537	$3,033,273	48%

Gross margin improved from 34.9% during the six months ended June 30, 2025 to 54.1% during the same period in 2026, primarily due to reduced AMA-related cost of revenues and the contribution of the Technology Solutions business. In addition, the Company recognized $3,616,500 of revenue during the six months ended June 30, 2026 related to its 5% non-voting equity interest in the ultimate parent of New APR, compared to $1,808,250 in the comparable 2025 period. As this revenue had no associated cost of revenue, it contributed at a 100% gross margin.

Operating Expenses

	For the Six Months Ended June 30,
	2026	2025	% Change
Operating expenses:
Sales and marketing	$742,362	$81,297	813%
General and administration	6,884,358	5,024,723	37%
Total operating expenses	$7,626,720	$5,106,020	49%

During the six months ended June 30, 2026, total operating expenses from continuing operations increased to $7,626,720 from $5,106,020 in the comparable 2025 period. Sales and marketing expenses increased as additional resources were deployed to support business development for the Edge Data Center and Technology Solutions businesses. General and administration expenses increased by approximately 50%, primarily reflecting higher non-cash stock-based compensation related to restricted stock awards, and bonus expense in 2026 with no comparable amount in the prior-year period, and increased professional fees and public company costs.

Income (Loss) from Operations

Loss from operations for continuing operations was $3,125,183 for the six months ended June 30, 2026, compared to loss from continuing operations of $2,072,747 for the same period in 2025. Improved gross margins and the growth of the Technology Solutions business was offset by higher operating expenses, including non-cash stock-based compensation expense related to restricted stock awards.

Other Income (Expense)

Other income, net for the six months ended June 30, 2026 was $53,729,798, compared to other expense, net of $(364,118) for the comparative period in 2025. Other income in 2026 was primarily driven by the $53,226,105 gain on sale of investments, including $53,173,803 recognized in the second quarter in connection with the sale of substantially all of New APR’s assets, as well as higher interest income of $497,049 resulting from a significantly larger cash balance. Interest expense was immaterial in 2026, compared to $406,660 in the comparable 2025 period.

Net Income (Loss)

Net income from continuing operations for the six months ended June 30, 2026 was $45,620,445, compared to a net loss from continuing operations of $2,436,865 for the comparable period in 2025. Including the results of discontinued operations, consolidated net income was $44,352,185 for the six months ended June 30, 2026, compared to a consolidated net loss of $5,597,694 in 2025. Basic net income per common share was $1.65 for the six months ended June 30, 2026, compared to a net loss per share of $(0.48) in 2025.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $112,308,012 and a working capital surplus of approximately $119.6 million, and the Company had net income of $44,352,185 for the six months ended June 30, 2026, which included a gain on sale of investments of $53,226,105.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented:

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$11,360,765	$(7,875,737)
Net cash used in investing activities	(26,674,385)	(1,388,041)
Net cash provided by financing activities	112,149,403	4,471,877
Net increase (decrease) in cash	$96,835,783	$(4,791,901)

Net cash provided by (used in) operating activities for the six months ended June 30, 2026 and 2025 was $11,360,765 and $7,875,737, respectively. Cash flows from operating activities were primarily impacted by the collection of related-party receivables, increases in Technology Solutions contract liabilities and customer prepayments, including $18.8 million of contract liabilities as of June 30, 2026, and non-cash items, including the gain on sale of investments and stock-based compensation.

Net cash used in investing activities was $26,674,385 and $1,388,041 for the six months ended June 30, 2026 and 2025, respectively. Investing activities in 2026 primarily reflect deposits on GPU and server equipment (aggregate deposits on equipment of $68.8 million as of June 30, 2026), a $3,000,000 deposit on real estate, and continued investment in capitalized construction-in-progress costs related to the Company’s Edge Data Centers, partially offset by proceeds of approximately $50.4 million received in connection with the sale of substantially all of New APR’s assets. During the first quarter of 2026, the Company also purchased marketable securities in the amount of $29,693,638 and sold marketable securities for proceeds of $29,745,940.

Net cash provided by financing activities for the six months ended June 30, 2026 and 2025 was $112,149,403 and $4,471,877, respectively. Cash flows provided by financing activities during 2026 were primarily attributable to the public offering of common stock completed on March 2, 2026 for gross proceeds of approximately $65 million and the underwritten offering completed in June 2026 of 2,000,000 shares of common stock for gross proceeds of $19.0 million and pre-funded warrants to purchase 3,800,000 shares of common stock for gross proceeds of $36.1 million all offset by offering costs of $8 million. Cash flows provided by financing activities during 2025 were primarily attributable to gross proceeds of $3,954,940 from the Company’s At-The-Market (ATM) offering program, offset partially by $1,000,000 in repayments toward the principal balance of the secured promissory notes entered into with 21 April Fund LP and 21 April Fund Ltd.

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

As reflected in the accompanying consolidated financial statements, the Company had a net income of $45,352,185 for the six months ended June 30, 2026. During the same period, cash provided by operating activities was $11,360,765. The working capital surplus and accumulated deficit as of June 30, 2026, were $114,403,798 and $39,850,855, respectively.

Recently on February 26, 2026, the Company priced a public offering of its common stock for gross proceeds of approximately $65 million. The offering closed on March 2, 2026, and was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplements filed with the SEC. Additionally, on June 17, 2026, the Company priced an underwritten registered direct offering consisting of shares of its common stock and pre-funded warrants for gross proceeds of approximately $55 million. The offering closed on June 18, 2026, and was conducted pursuant to the same shelf registration statement and the related prospectus supplement filed with the SEC. The capital raised is expected to bolster the Company’s balance sheet and position it to pursue strategic initiatives related to Duos Edge AI, from a stronger financial foundation. In the long run, the continuation of the Company as a going concern is dependent upon the ability of the Company to continue executing its business plan, generate enough revenue, and attain consistently profitable operations. We have analyzed our cash flow under “stress test” conditions and have determined that we have sufficient liquid assets on hand or available via the capital markets to maintain operations for at least twelve months from the issuance date of this report.

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

Management believes that, following the divestiture of the rail technology business and the wind-down of the AMA, the Company’s liquidity position is strong. With cash of approximately $112.4 million at June 30, 2026, a substantial working capital surplus, anticipated steady cash flow from the Hosting and Technology Solutions lines of business, and a proven ability to raise capital via the public markets, the Company expects to be able to meet its obligations over the next year. We expect to continue executing the plan to grow our business and achieve consistent profitability. The Company may selectively evaluate opportunities for fundraising in the future, including potential debt offerings to support asset acquisitions, such as the senior debt financing contemplated for its GPU infrastructure investments. Management has extensively evaluated our requirements for the next twelve months and has determined that the Company currently has sufficient cash and access to capital to operate for at least that period.

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

Critical Accounting Estimates

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. For arrangements recognized over time, including certain Technology Solutions arrangements, significant judgment is required to estimate the costs to complete the related performance obligations; these estimated costs are used to determine progress toward completion and the corresponding amount of revenue to recognize. Revenue recognized over time using a cost-based input methodology for the divested rail technology systems business is reported within discontinued operations. The Company follows the principles in ASC 606, which include the following: a contract with a customer creates distinct contract assets and performance obligations, satisfaction of a performance obligation creates revenue, and a performance obligation is satisfied upon transfer of control of a good or service to a customer.

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

The Company generates revenue from three sources:

1. Technology Solutions – delivers manufactuer-agnostic infrastructure sourcing, integration, and value-added supply chain services supporting data center, AI, and enterprise deployments,

2. Services and Consulting Services (which, through the wind-down of the AMA, included related party revenues)

3. Hosting (Deployment and operation of edge data centers, providing customers with cabinet space and related infrastructure services.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Plans

During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2026)
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOS TECHNOLOGIES GROUP, INC.
Date: August 19, 2026	By:	/s/ Frank D. Recker
Frank D. Recker Chief Executive Officer

Date: August 19, 2026	By:	/s/ Adrian G. Goldfarb
Adrian G. Goldfarb Interim Chief Financial Officer

